Form 10-Q
period 2015-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2015-06-03
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-37386

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC (Exact name of registrant as specified in its charter)

Delaware	32-0434238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 46th Floor, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (212) 798-6100 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
There were 73,502,873 common shares representing limited liability company interests outstanding at June 3, 2015.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share and per share amounts)

	Notes	March 31, 2015	December 31, 2014

Assets
Cash and cash equivalents		$37,292	$22,125
Restricted cash	2	16,431	21,084
Accounts receivable, net		10,123	9,588
Leasing equipment, net	4	502,945	509,379
Finance leases, net	5	99,872	102,813
Property, plant, and equipment, net	6	264,421	228,328
Investments in and advances to unconsolidated entities	7	21,823	21,569
Tendered bonds		298,000	298,000
Intangible assets, net	8	49,025	52,041
Goodwill	3	115,226	115,226
Other assets		23,461	24,048
Total assets		$1,438,619	$1,404,201

Liabilities
Accounts payable and accrued liabilities		$28,744	$42,784
Debt	9	588,603	592,867
Maintenance deposits		35,265	35,575
Security deposits		12,790	13,622
Other liabilities		6,413	5,856
Total liabilities		671,815	690,704

Commitments and Contingencies	17

Members' Equity
Common Shares ($.01 par value per share; 2,000,000,000 shares authorized; 53,502,873 shares issued and outstanding)		535	535
Additional Paid In Capital		657,404	613,683
Accumulated other comprehensive income		75	214
Members' equity		658,014	614,432
Non-controlling interest in equity of consolidated subsidiaries		108,790	99,065
Total members' equity		766,804	713,497
Total liabilities and members' equity		$1,438,619	$1,404,201

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2015	2014
Revenues
Equipment leasing revenues		$23,038	$7,696
Infrastructure revenues		10,935	—
Total revenues	11	33,973	7,696

Expenses
Operating expenses		14,719	537
General and administrative		348	227
Acquisition and transaction expenses	3	368	3,333
Management fees to affiliate	14	2,414	751
Depreciation and amortization	4, 6, 8	10,562	1,831
Interest expense	9	4,815	817
Total expenses		33,226	7,496

Other income
Equity in earnings of unconsolidated entities	7	1,241	1,604
Gain (loss) on sale of equipment, net		3	(40)
Interest income		187	6
Other income (expense)		(6)	(9)
Total other income		1,425	1,561

Income before income taxes		2,172	1,761
Provision for income taxes	13	230	159
Net income		1,942	1,602
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries		(3,506)	176
Net income attributable to members		$5,448	$1,426

Basic and Diluted Earnings Per Share	16	$0.10	$0.03
Weighted Average Shares Outstanding		53,502,873	53,502,873

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2015	2014
Net income	$1,942	$1,602
Other comprehensive income (loss):
Change in fair value of cash flow hedge	(139)	(17)
Comprehensive income	$1,803	$1,585
Comprehensive income (loss) attributable to non-controlling interest	$(3,506)	$176
Comprehensive income attributable to members	$5,309	$1,409

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Non-controlling interest in equity of consolidated subsidiaries	Total Members' Equity
Members' equity - December 31, 2014	$535	$613,683	$214	$99,065	$713,497

Comprehensive income (loss):
Net income for the period	—	5,448	—	(3,506)	1,942
Other comprehensive income (loss)	—	—	(139)	—	(139)
Total comprehensive income (loss)	—	5,448	(139)	(3,506)	1,803
Capital contributions	—	61,991	—	11,922	73,913
Capital distributions	—	(23,718)	—	(111)	(23,829)
Equity-based compensation	—	—	—	1,420	1,420
Members' equity - March 31, 2015	$535	$657,404	$75	$108,790	$766,804

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,942	$1,602
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of unconsolidated entities	(1,241)	(1,604)
(Gain) loss on sale of equipment	(3)	40
Income from forfeiture of security deposit	(1,120)	—
Equity based compensation	1,420	—
Depreciation and amortization	10,562	1,831
Change in current and deferred income taxes	32	159
Change in fair value of non-hedge derivative	8	9
Amortization of lease intangibles and incentives	2,156	152
Amortization of deferred financing costs	366	36
Operating distributions from unconsolidated entities	54	1,313
Bad debt expense	4	43
Other	(207)	—
Change in:
Accounts receivable	(141)	8
Other assets	441	(70)
Accounts payable and accrued liabilities	(7,387)	1,223
Management fees payable to affiliate	(1,212)	(513)
Other liabilities	548	395
Net cash provided by operating activities	6,222	4,624

Cash flows from investing activities:
Change in restricted cash	4,653	—
Acquisition of other investment	—	(27,600)
Principal collections on finance leases	2,941	2,698
Acquisition of leasing equipment	(33)	(25,411)
Acquisition of property plant and equipment	(44,296)	—
Acquisition of lease intangibles	—	(3,745)
Proceeds from sale of property, plant and equipment	121	—
Proceeds from sale of equipment held for sale	—	135
Return of capital distributions from unconsolidated entities	933	1,287
Net cash used in investing activities	$(35,681)	$(52,636)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from debt	$200	$—
Repayment of debt	(4,255)	(2,367)
Receipt of security deposits	500	520
Return of security deposits	(69)	(350)
Receipt of maintenance deposits	1,552	349
Release of maintenance deposits	(3,386)	—
Capital contributions from members	61,991	98,000
Capital distributions to members	(23,718)	(4,005)
Capital contributions from non-controlling interests	11,922	—
Capital distributions to non-controlling interests	(111)	(93)
Net cash provided by financing activities	44,626	92,054

Net increase in cash and cash equivalents	15,167	44,042
Cash and cash equivalents, beginning of period	22,125	7,236
Cash and cash equivalents, end of period	$37,292	$51,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,504	$804
Cash paid for taxes	$197	$—

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$(555)	$(8,627)
Settled and assumed security deposits	$(143)	$100
Billed and assumed maintenance deposits	$1,523	$5,495
Change in fair value of cash flow hedge	$(139)	$(17)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of aviation equipment, offshore energy equipment and shipping containers, and also owns and operates a short line railroad in North America (“CMQR”) and a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”). The Company has five reportable segments, Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal and Railroad, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 15).
At March 31, 2015 and December 31, 2014, through their investment in the Company, the beneficial owners of the Partnership were Fortress Worldwide Transportation and Infrastructure Investors LP (the "Onshore Fund"), with an 89.97% interest and Fortress Worldwide Transportation and Infrastructure Offshore LP (the "Offshore Fund") with a 9.98% interest; in addition Fortress Worldwide Transportation and Infrastructure Master GP LLP (the "Master GP") holds a 0.05% interest. The Master GP is owned by an affiliate of Fortress Investment Group LLC (“Fortress”). The Onshore Fund and the Offshore Fund (collectively the "Initial Shareholders") are investment vehicles which are sponsored by Fortress. The general partner of the Onshore Fund and the Offshore Fund is owned by an affiliate of Fortress.
The Master GP is entitled to an incentive return (the “Incentive Return”) generally equal to 10% of the Partnership’s returns (before certain taxes), as defined, subject to: i) an 8% cumulative preferred return payable to the Onshore Fund and Offshore Fund investors and ii) a clawback provision which requires amounts previously distributed as Incentive Return to be returned to the Company for the benefit of the Onshore Fund and Offshore Fund investors (after adjusting for tax in accordance with the partnership agreement) if, upon the termination of the Company, the amounts ultimately distributed to the Master GP exceed its allocable amount.
As of March 31, 2015, the Company was managed by FIG Transportation Fund Management LLC (the “Manager”), an affiliate of Fortress, pursuant to a management agreement (the “Management Agreement”) which provides for the Partnership to bear obligations for management fees and expense reimbursements payable to the Manager (Note 14). In May 2015, in connection with its initial public offering (the "IPO"), the Company entered into a new management agreement with FIG LLC, which replaced the existing management agreement. Pursuant to the new management agreement, FIG LLC or its affiliate will receive a monthly management fee and reimbursement for certain expenses incurred (Note 14).  Additionally, in May 2015, the partnership agreement of the Partnership was amended whereby, among other things, the existing Incentive Return arrangement for the Master GP was revised to specify that the entitlement to certain incentive distributions be based on the consolidated net income in excess of certain hurdle return targets and capital gains income of the Partnership, subject to certain adjustments, as defined, before any amounts are distributed to the Company (Note 18).
At March 31, 2015, the aggregate capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP, which are designated for investment in the Partnership, were approximately $995,497, of which approximately $761,180 had been called.
In April and May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called. In May 2015, 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in the Company. Immediately prior to the consummation of the IPO, the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the Partnership Agreement in exchange for the limited partnership interest in each such partnership equal to the amount of any such undistributed incentive allocations.  The limited partners of the Onshore Fund and Offshore Fund and the Master GP will receive the underlying value in common shares commensurate with their partnership interest inclusive, in the case of the Master GP, of any undistributed incentive allocations. Additionally, on May 20, 2015, the Company completed an IPO of 20 million common shares at a price to the public of $17.00 per share (Note 18).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—-The unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principals (“GAAP”) in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

include all of the information and notes required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2014 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in Amendment No. 7 to the Company’s Registration Statement on Form S-1, filed May 14, 2015.
Principles of Consolidation—The Company consolidates all entities in which it has a controlling financial interest and in which it has control over significant operating decisions, as well as variable interest entities (“VIE’s”) in which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
The Company uses the equity method of accounting for investments in entities in which the Company exercises significant influence but which do not meet the requirements for consolidation. Under the equity method, the Company records its proportionate share of the underlying net income (loss) of these entities.
Variable Interest Entities—The assessment of whether an entity is a VIE and the determination of whether to consolidate a VIE requires judgment. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The VIE in which the Company has an interest is WWTAI IES MT6015 Ltd. (“MT6015”), an entity formed in 2014 which has entered into a contract with a shipbuilder for the construction of an offshore multi service / inspection, maintenance and repair vessel (the “Vessel”) for a price of approximately $75 million. A subsidiary of the Company and a third party each hold a 50% interest in MT6015 and have equal representation on its board of directors. In connection with the initial capitalization of MT6015, another subsidiary of the Company provided the partner with a $3,725 loan which was utilized by the partner to fund its equity contribution to MT6015. In addition, the agreement provides the Company with disproportionate voting rights, in certain situations, as defined in the agreement. Accordingly, the Company determined that MT6015 is a VIE and that it was the primary beneficiary; accordingly, MT6015 has been presented on a consolidated basis in the accompanying financial statements.
At March 31, 2015 and December 31, 2014, MT6015 had total assets of $7,533 and $7,450, respectively, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets or to the general credit of the Company.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Risks and Uncertainties—In the normal course of business, the Company encounters several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee, customer, or derivative counterparty to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which the Company operates which could adversely impact the pricing of the services offered by the Company or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of the Company’s leasing equipment or operating assets. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt facilities. The Company, through its subsidiaries, also conducts operations outside of the United States; such international operations are subject to the same risks as those associated with its United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. The Company does not have significant exposure to foreign currency risk as all of its leasing arrangements, terminal services revenue and the majority of freight rail revenue are denominated in U.S. dollars.
Restricted Cash—Restricted cash of $16,431 and $21,084 at March 31, 2015 and December 31, 2014, respectively, consists of cash held in segregated accounts pursuant to the requirements of the Company’s debt agreements (Note 9).

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Goodwill —The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairment is expensed when incurred. As of March 31, 2015, there was no impairment of goodwill.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three months ended March 31, 2015, the Company earned approximately 14% of its revenue from one lessee in the offshore energy segment. During the three months ended March 31, 2014, the Company earned approximately 58% of its revenue from three lessees; one each in the aviation leasing, shipping containers and offshore energy segments.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at both March 31, 2015 and December 31, 2014 was $111. Bad debt expense was $4 and $43 for the three months ended March 31, 2015 and 2014, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company’s comprehensive income (loss) represents net income (loss), as presented in the consolidated statements of income, adjusted for fair value changes related to derivatives accounted for as cash flow hedges and the Company’s pro-rata share of items of comprehensive income derived from investments in unconsolidated entities.
The Company had reclassification adjustments of $37 and $44, which impacted accumulated other comprehensive income during the three months ended March 31, 2015 and 2014, respectively.
Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations (Note 9), the Company has entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company does not enter into speculative derivative transactions. Derivative assets of $85 and $232, as of March 31, 2015 and December 31, 2014, respectively, were recorded within other assets in the Consolidated Balance Sheet.
On the date that the Company enters into an interest rate derivative, its designation as a cash flow hedge is formally documented. On an ongoing basis, an assessment is made as to whether the interest rate derivative has been highly effective in offsetting changes in the cash flows of the variable rate interest payments on the associated debt and whether the interest rate derivative is expected to remain highly effective in future periods. If it were to be determined that the interest rate derivative is not (or has ceased to be) highly effective as a cash flow hedge, the use of hedge accounting would be discontinued prospectively.
All interest rate derivatives are recognized on the balance sheet at their fair value. For interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative, if any, is calculated and recorded in interest expense. Changes in fair value of non-hedge derivatives are recorded in earnings on a current basis. The estimated net amount of existing gains/losses reported in accumulated other comprehensive income at March 31, 2015 expected to be reclassified into earnings within the next 12 months is approximately $86.
In the event of a termination of an interest rate derivative prior to its contracted maturity, any related net gains or losses in accumulated other comprehensive income at the date of termination would be reclassified into earnings, unless it remains probable that interest payments on the debt will continue to occur, in which case the amount in accumulated other comprehensive income would be reclassified into earnings as the interest payments on the debt affect earnings.
Recent Accounting Pronouncements— In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08 (ASU 2014-08), Reporting Discontinued Operations and Disclosures of

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard states that a strategic shift should include a disposal of (i) major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. ASU 2014-08 is effective prospectively for new disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 14, 2014, and interim periods within those annual periods. The Company adopted ASU 2014-08 beginning January 1, 2015.
Unadopted Accounting Pronouncements—In May 2013, the FASB issued a revised exposure draft, Leases (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification 840 (“ASC 840”), Leases. Pursuant to the Lease ED, leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. It is anticipated that the final standard would have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU-2014-09") which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. As currently drafted, the new standard is expected to become effective for the Company beginning with the first quarter 2017 with early adoption not permitted, however the FASB has currently proposed to defer the effective date by one year with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

3.	ACQUISITIONS
CMQR
The Company, through its subsidiaries, acquired certain assets and assumed certain liabilities of Montreal, Maine and Atlantic Railway Ltd. (“MM&A—U.S.”) and Montreal, Maine and Atlantic Canada Co (“MM&A—Canada”) for an aggregate purchase price of approximately $15.2 million, including assumed liabilities of approximately $3.2 million. The acquisitions were accounted for as business combinations pursuant to ASC 805 and the results of operations of the acquired businesses of MM&A—U.S. and MM&A—Canada have been included in the consolidated financial statements of the Company since their respective dates of acquisition. The closing of MM&A—U.S. and MM&A—Canada occurred on May 15, 2014 and June 30, 2014, respectively. Subsequent to the acquisitions, the acquired businesses were renamed as the Central Maine and Quebec Railway (“CMQR”). CMQR is headquartered in Maine,

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

employs approximately 110 employees, and owns and operates approximately 500 miles of track in the US and Canada. CMQR is reported within the Railroad segment.
MM&A—U.S. and MM&A—Canada previously operated an integrated, international short-line freight railroad system in Maine, Vermont and Quebec, Canada and since mid-2013, had been operating under the respective bankruptcy protections in the US and Canada. Its assets were sold at auction to the Company, as supervised by the respective judicial courts in the U.S. and Canada. The Company viewed the acquisitions of MM&A—U.S. and MM&A—Canada as an opportunity to gain entry into the railroad industry.
The Company’s acquisition accounting for CMQR is still preliminary, pending the finalization of estimates used in the determination of fair values of fixed assets, environmental liabilities, and accrued expenses, as well as physical inspection of fixed assets. Subsequent to the acquisition during the year ended December 31, 2014, measurement period adjustments as of the acquisition date were made to the valuation of fixed assets acquired and employee and environmental liabilities assumed consisting of an increase to fixed assets of $679, an increase to assumed employee liabilities of $232, an increase to assumed environmental liabilities of $680, and additional goodwill recorded of $233. There were no additional measurement period adjustments recorded during the three months ended March 31, 2015.
The property, plant and equipment acquired in connection with CMQR is being depreciated based on estimated remaining useful lives from the date of acquisition, which are 4 years for buildings, 2-5 years for track and track related assets, 4-6 years for railroad equipment, 2 years for vehicles and 5 years for freight cars and locomotives, as all of the acquired assets were near the end of their useful lives at the time of acquisition.
In connection with the purchase, the Company incurred and expensed transaction-related costs in 2014 of approximately $5,646, included within Acquisition and Transaction expenses, and general and administrative expenses and employee severance expenses of approximately $392, included within Operating Expenses. The goodwill recognized is comprised primarily of an assembled workforce and is expected to be deductible for tax purposes.
JEFFERSON TERMINAL
The Company, through its subsidiaries, acquired certain assets and assumed certain liabilities of Jefferson Refinery, LLC, Port of Beaumont Petroleum Transload Terminal I, LLC, and Port of Beaumont Petroleum Transload Terminal II, LLC (collectively “Jefferson Terminal”). Jefferson Terminal is comprised of complementary energy logistics assets and is headquartered in The Woodlands, Texas. Its principal operations are to engage in the business of terminalling, storage, throughput and transloading of crude oil and petroleum products. Prior to the acquisition, a subsidiary of the Company had several term loan agreements with Jefferson Refinery, LLC (“Pre-Existing Debt Relationships”) of $97.6 million. The acquisition of Jefferson was consummated on August 27, 2014. The Company viewed the acquisition of Jefferson Terminal as an opportunity to gain entry into this industry.
Jefferson Terminal was purchased for an aggregate purchase price of approximately $607.8 million, including assumed liabilities of $522.0 million (of which $97.6 million relates to Pre-Existing Debt Relationships) and equity consideration of $38.2 million. The Company owns a 60% interest in Jefferson Terminal. The remaining 40% interest in Jefferson Terminal is owned by a portion of the retaining shareholders and a private equity fund sponsored by Fortress, each holding an interest of 20% and accounted for as non-controlling interests in the accompanying consolidated financial statements. In connection with the acquisition, a $100 million loan was also obtained (Note 9).
The acquisition was accounted for as a business combination under ASC 805 and the results of operations of the acquired business of Jefferson Terminal have been included in the consolidated financial statements since the date of acquisition. In connection with the purchase, the Company incurred and expensed transaction related costs of approximately $5,494, included within Acquisition and Transaction expenses, in the Consolidated Statements of Income. The Company’s acquisition accounting for Jefferson Terminal is still preliminary, pending the final determination of certain estimated amounts for property, plant and equipment, construction in progress, and accrued liabilities. There were no measurement period adjustments recorded during the three months ended March 31, 2015. The goodwill recognized is attributable to strategic opportunities and expected future cash flows of the business and is expected to be deductible for tax purposes. Property, plant and equipment acquired in connection with Jefferson Terminal is being depreciated based on estimated remaining useful lives from the date of acquisition.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The fair values assigned to acquired assets and assumed liabilities of CMQR and Jefferson Terminal at their respective dates of acquisition are as follows:

	CMQR	Jefferson Terminal
Assets:
Restricted cash	—	190,811
Land and improvements	5,484	9,573
Track	4,952	—
Buildings and improvements	136	2,139
Crude oil terminal machinery and equipment	—	47,286
Railroad equipment	713	—
Furniture and fixtures	—	317
Computer hardware and software	—	34
Turnout and other track materials	1,415	—
Vehicles	320	258
Railcars and locomotives	1,283	—
Construction in progress	—	86,223
Prepaids and other deposits	103	6,102
Tendered bonds	—	115,000
Customer lists and customer contracts	225	35,385
Goodwill	593	114,633
Total assets	15,224	607,761

Liabilities:
Employee-related liabilities	(1,119)	—
Environmental remediation liabilities	(1,333)	—
Real estate taxes	(714)	—
Accrued expenses	—	(56,150)
Term loan	—	(93,995)
Bonds payable	—	(348,788)
Note payable	—	(21,297)
Other liabilities	—	(1,753)
Total liabilities	(3,166)	(521,983)
Net assets acquired	$12,058	$85,778
During 2014, goodwill additions of $593 and $114,633 were attributed to the Railroad and Jefferson Terminal reportable segments, respectively. No additional goodwill was recorded during the three months ended March 31, 2015.
In accordance with ASC 805, the acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition dates. During the measurement periods of up to one year, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed, the analysis of assumed contracts, and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively.
The preliminary fair values assigned to intangible assets were determined through the use of the replacement cost method and the income approach, specifically the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including the cost to recreate the customer relationships, expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

the business, and peer group cost of capital as well as other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets and estimated selling prices. The valuation of assumed liabilities, including bonds payable, was derived using the market approach, using quoted values as available and the income approach, comparing the stated interest rate on certain credit agreements to the market interest rate. The valuation of equity interests conveyed to retaining shareholders was derived using the market approach, as agreed between the parties, representing the cash that would have been offered on an arm’s length basis, on the acquisition date.

4.	LEASING EQUIPMENT
The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	March 31, 2015
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$298,792	$182,355	$44,326	$525,473
Less: Accumulated depreciation	(16,587)	(5,226)	(715)	(22,528)
Leasing equipment, net	$282,205	$177,129	$43,611	$502,945

	December 31, 2014
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$298,204	$182,355	$44,326	$524,885
Less: Accumulated depreciation	(11,331)	(3,737)	(438)	(15,506)
Leasing equipment, net	$286,873	$178,618	$43,888	$509,379
During the three months ended March 31, 2015, the Company did not acquire or sell any equipment held for lease. Depreciation expense for leasing equipment for the three months ended March 31, 2015 and 2014 was $7,022 and $1,831, respectively.

5.	FINANCE LEASES
Finance leases are summarized as follows:

	March 31, 2015
	Offshore Energy	Shipping Containers	Total
Finance leases	$21,550	$104,709	$126,259
Unearned revenue	(11,166)	(15,221)	(26,387)
Finance leases, net	$10,384	$89,488	$99,872

	December 31, 2014
	Offshore Energy	Shipping Containers	Total
Finance leases	$22,045	$109,492	$131,537
Unearned revenue	(11,580)	(17,144)	(28,724)
Finance leases, net	$10,465	$92,348	$102,813

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

At March 31, 2015, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

	Offshore Energy	Shipping Containers	Total
2015	$1,513	$22,355	$23,868
2016	2,013	25,702	27,715
2017	2,008	51,308	53,316
2018	2,008	5,344	7,352
2019	2,008	—	2,008
Thereafter	12,000	—	12,000
Total	$21,550	$104,709	$126,259

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	March 31, 2015
	Railroad	Jefferson Terminal	Total
Land and improvements	$5,484	$14,014	$19,498
Buildings and improvements	470	2,193	2,663
Crude oil terminal machinery and equipment	—	183,247	183,247
Track and track related assets	11,988	—	11,988
Railroad equipment	1,149	—	1,149
Computer hardware and software	—	34	34
Furniture and fixtures	—	317	317
Vehicles	321	258	579
Construction in progress	842	47,534	48,376
Railcars and locomotives	1,322	—	1,322
	21,576	247,597	269,173
Less: accumulated depreciation	(1,460)	(3,292)	(4,752)
Property, plant and equipment, net	$20,116	$244,305	$264,421

	December 31, 2014
	Railroad	Jefferson Terminal	Total
Land and improvements	$5,484	$9,573	$15,057
Buildings and improvements	470	2,139	2,609
Crude oil terminal machinery and equipment	—	50,627	50,627
Track and track related assets	11,988	—	11,988
Railroad equipment	1,268	—	1,268
Computer hardware and software	—	34	34
Furniture and fixtures	—	317	317
Vehicles	321	258	579
Construction in progress	—	146,663	146,663
Railcars and locomotives	1,293	—	1,293
	20,824	209,611	230,435
Less: accumulated depreciation	(962)	(1,145)	(2,107)
Property, plant and equipment, net	$19,862	$208,466	$228,328

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

During three months ended March 31, 2015 additional property, plant and equipment of $38,857 was acquired, and is included within land and improvements, buildings and improvements, crude oil machinery and equipment, and construction in progress. During the three months ended March 31, 2015, disposals of railroad equipment totaled $119. Depreciation expense for property, plant and equipment was $2,645 and $0, for the three months ended March 31, 2015 and 2014, respectively.

7.	INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table presents the ownership interest and carrying values of the Company’s investments in unconsolidated entities:

			Carrying Value
		Ownership Percentage	March 31,	December 31,
	Date Acquired		2015	2014
Intermodal Finance I, Ltd	September 2012	51%	21,823	21,569
			$21,823	$21,569
Intermodal Finance I, Ltd
The Company owns a 51% non-controlling interest in Intermodal Finance I, Ltd., a joint venture. Intermodal Finance I, Ltd owns a portfolio of multiple finance leases, representing 6 customers and comprising approximately 66,000 shipping containers as well as a portfolio of approximately 38,000 shipping containers subject to multiple operating leases.
Summary financial information for Intermodal Finance I, Ltd is as follows:

	Three Months Ended March 31,
	2015	2014
Revenue
Total revenues	$4,318	$5,512

Expenses
Operating expenses	193	407
General and administrative	161	208
Depreciation and amortization	597	664
Interest expense	1,043	1,240
Total expenses	1,994	2,519

Net income	2,324	2,993
Other comprehensive income	—	—
Comprehensive income	$2,324	$2,993

Company's equity in earnings	$1,241	$1,604

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$2,982	$5,214
Restricted cash	2,140	2,320
Accounts Receivable	2,089	1,051
Leasing assets, net of accumulated depreciation of $4,983 and $4,449, respectively	73,511	74,045
Finance Leases, net	55,720	62,393
Deferred costs, net of accumulated amortization of $640 and $602, respectively	1,408	1,524
Other assets	3	8
Total Assets	$137,853	$146,555

Liabilities
Accounts payable and accrued liabilities	$128	$157
Syndication liabilities	4,182	5,152
Debt	110,655	120,303
Other liabilities	5	383
Total Liabilities	$114,970	$125,995

Members' Equity
Members' Equity	22,883	20,560
Total members' equity	22,883	20,560
Total liabilities and members' equity	$137,853	$146,555

Company's investment in and advances to unconsolidated entities	$21,823	$21,569

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

8.	INTANGIBLE ASSETS AND LIABILITIES
The Company’s intangible assets and liabilities are summarized as follows:

	March 31, 2015
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$20,435	$—	$—	$20,435
Accumulated amortization	(4,917)	—	—	(4,917)
Total acquired favorable lease intangibles, net	15,518	—	—	15,518

Customer relationships	—	35,385	225	35,610
Accumulated amortization	—	(2,064)	(39)	(2,103)
Total acquired customer relationships, net	—	33,321	186	33,507

Total intangible assets, net	$15,518	$33,321	$186	$49,025

Intangible liabilities:
Acquired unfavorable lease intangibles	$261	$—	$—	$261
Accumulated amortization	(49)	—	—	(49)
Total acquired unfavorable lease intangibles, net	$212	$—	$—	$212

	December 31, 2014
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$20,435	$—	$—	$20,435
Accumulated amortization	(2,796)	—	—	(2,796)
Total acquired favorable lease intangibles, net	17,639	—	—	17,639

Customer relationships	—	35,385	225	35,610
Accumulated amortization	—	(1,180)	(28)	(1,208)
Total acquired customer relationships, net	—	34,205	197	34,402

Total intangible assets, net	$17,639	$34,205	$197	$52,041

Intangible liabilities:
Acquired unfavorable lease intangibles	$261	$—	$—	$261
Accumulated amortization	(24)	—	—	(24)
Total acquired unfavorable lease intangibles, net	$237	$—	$—	$237

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheet. Amortization of intangibles for the three months ended March 31, 2015 and 2014 was $2,991 and $152, respectively. Amortization of lease intangibles of $2,096 and $152 for the three months ended March 31, 2015 and 2014, respectively, is included as a component of equipment leasing revenue in the Consolidated Statements of Income. Amortization of customer relationships of $895 and $0 for the three months ended March 31, 2015 and 2014, respectively, is included in depreciation and amortization in the Consolidated Statements of Income. As of March 31, 2015, estimated net annual amortization of intangibles is as follows:

March 31, 2015
2015	$6,975
2016	8,093
2017	6,491
2018	6,142
2019	4,568
Thereafter	16,544
Total	$48,813

9.	DEBT
The Company’s debt at March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31,	December 31,
	2015	2014
Loans payable
Container Loan #1	$40,220	$42,040
Container Loan #2	18,592	19,115
FTAI Pride Credit Agreement	71,875	73,438
CMQR Credit Agreement	9,412	9,416
Jefferson Terminal Credit Agreement	99,500	99,750
Total loans payable	239,599	243,759
Bonds payable
Series 2010 Bonds	298,000	298,000
Series 2012 Bonds (including unamortized premium of $1,788 and $1,791 at March 31, 2015 and December 31, 2014, respectively)	48,518	48,521
Total bonds payable	346,518	346,521
Note payable to non-controlling interest
Note payable to non-controlling interest	2,486	2,587
Total note payable to non-controlling interest	2,486	2,587

Total debt	$588,603	$592,867

Total debt due within one year	$23,767	$23,915

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Loans Payable
Container Loan #1—On December 27, 2012, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #1”) with a bank for an initial aggregate amount of approximately $55,991 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Borrowings under the loan bear interest at a rate selected by the Company of either (i) a LIBOR based rate plus a spread of 3.75% or (ii) a Base Rate equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%, plus a spread of 3.75%. At March 31, 2015 and December 31, 2014, borrowings under the loan were LIBOR based borrowings bearing interest at a rate of 3.92% and 3.90%, respectively. Container Loan #1 requires monthly payments of interest and scheduled principal payments through its maturity on December 27, 2017 and can be prepaid without penalty after the third anniversary of the closing of the loan. Container Loan #1 is secured by the Company’s interest in the shipping containers and related finance leases. Interest expense for the three months ended March 31, 2015 and 2014 was approximately $468 and $545, respectively, and the average interest rate was 4.34% and 4.33%, respectively, inclusive of the effect of an interest rate swap (see below). Interest expense includes $28 and $27, respectively, of deferred financing fees for the three months ended March 31, 2015 and 2014.
Pursuant to the Container Loan #1 agreement, amounts realized by the Company in connection with the finance lease are remitted directly into a trust account as restricted cash for disbursement according to specified payment priorities. Any amounts remaining in the trust account after payment of required obligations are released to the Company. As of March 31, 2015, the Company was in compliance with all of the covenants under this agreement.
In connection with Container Loan #1, the Company entered into an interest rate swap agreement (the “Swap”) on January 17, 2013 with respect to 70% of the outstanding balance of the Loan and designated as a cash flow hedge which fixed the LIBOR rate at 0.681%. The initial notional amount of the Swap was approximately $39,194, with scheduled monthly decreases through the maturity date of the Container Loan #1. The fair value of the Swap at March 31, 2015 and December 31, 2014 was $75 and $214, respectively. Periodic settlement payments made in connection with the Swap during the three months ended March 31, 2015 and 2014 of approximately $37 and $36, respectively, were recorded as a component of interest expense in the accompanying Consolidated Statements of Income.
Container Loan #2—On August 15, 2013, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21,548 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Borrowings under Container Loan #2 bear interest at a rate of LIBOR plus a spread of 3.25%. At March 31, 2015 and December 31, 2014, borrowings under Container Loan #2 bore interest at a rate of 3.51% and 3.49%, respectively. Container Loan #2 requires quarterly payments of interest and scheduled principal payments through its maturity on August 28, 2018 and can be prepaid without penalty at any time. Container Loan #2 is secured by the Company’s interest in the shipping containers and related finance leases. Interest expense on Container Loan #2 for the three months ended March 31, 2015 and 2014 was approximately $174 and $191, respectively, and the average interest rate was 3.61% and 3.58%, respectively. Interest expense includes $9 and $9, respectively, of deferred financing fees for the three months ended March 31, 2015 and 2014.
Pursuant to the Container Loan #2 agreement, amounts realized by the Company in connection with the finance leases are remitted directly into a trust account for disbursement according to specified payment priorities. Any amounts remaining in the trust account after payment of required obligations are released to the Company. As of March 31, 2015, the Company was in compliance with all of the covenants under this agreement.
In connection with Container Loan #2, on September 20, 2013, the Company entered into an interest rate cap agreement (the “Cap”), which was not designated as a cash flow hedge, with an initial payment date of February 28, 2014. The Cap was acquired at an initial cost of approximately $57 (inclusive of an up-front origination fee of approximately $14) and capped LIBOR at 2.5% with respect to 50% of the portion of the outstanding balance of Container Loan #2 attributable to the 5-year finance leases. The initial notional amount of the Cap was approximately $2,554, with scheduled quarterly decreases through the August 28, 2018 maturity date of the Loan. The fair value of the Cap at March 31, 2015 and December 31, 2014 was approximately $10 and $18, respectively.
FTAI Pride Credit Agreement—On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a financial institution for a term loan in an aggregate amount of $75,000. The loan proceeds were used in connection with the acquisition of an offshore construction vessel. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%. At March 31, 2015 and December 31, 2014 borrowings under the FTAI Pride Credit Agreement bore interest

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

at a rate of 4.77% and 4.74%, respectively, and interest expense for the three months ended March 31, 2015 was approximately $925, inclusive of deferred financing fee amortization of $56.
The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1,562 beginning in the quarter ending December 31, 2014, through its maturity and can be prepaid without penalty at any time.
The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel and charter. The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later. As of March 31, 2015, the Company was in compliance with all of the covenants under the FTAI Pride Credit Agreement.
CMQR Credit Agreement—On September 18, 2014, CMQR entered into a credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit in an aggregate amount of $10,000. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as each of those terms is defined by the CMQR Credit Agreement. The CMQR Credit Agreement requires quarterly payments of interest and the maturity date of the CMQR Credit Agreement is September 18, 2017. Borrowings under the CMQR Credit Agreement bore interest at an average rate of 2.92% and 2.95% at March 31, 2015 and December 31, 2014, respectively, and interest expense for the three months ended March 31, 2015 was approximately $130, inclusive of deferred financing fee amortization of $66.
The CMQR Credit Agreement is also indirectly supported by the Onshore and Offshore Funds (the “Sponsors”). In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to $20 million (subject to reduction of such amount to take into account capital contributions to CMQR) in capital from the Sponsors, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the Sponsors. The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR and a financial covenant requiring a Fixed Charge Coverage Ratio, as defined, of CMQR and its subsidiaries of not less than 1.30:1.00 in any rolling four-quarter period, effective after September 30, 2014. As of March 31, 2015, the Company was in compliance with all of the covenants contained in the CMQR Credit Agreement.
Jefferson Terminal Credit Agreement—On August 27, 2014, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100,000. The loan proceeds were used to partially finance the acquisition of Jefferson Terminal (Note 3) as well as to pay certain working capital amounts. Borrowings under the Jefferson Terminal Credit Agreement bear interest, at the Company’s option, at the Adjusted Eurodollar Rate plus a spread of 8.00% or at a Base Rate plus a spread of 7.00%. The Jefferson Terminal Credit Agreement provides for a prepayment premium ranging from 1% to 3% of the aggregate principal amount prepaid, including repayment at maturity (the “Exit Fee”). The Exit Fee payable at maturity of approximately $2,753 is being recognized ratably over the term of the loan and recorded as a component of interest expense in the Consolidated Statements of Income. At both March 31, 2015 and December 31, 2014, borrowings under the Jefferson Terminal Credit Agreement bore interest at a rate of 9.00%, and interest expense for the three months ended March 31, 2015 was $2,660, of which approximately $533 related to capital improvements was capitalized to Construction in Progress. Interest expense includes $197 of accrued exit fees and $206 of deferred financing fees for the three months ending March 31, 2015.
The Jefferson Terminal Credit Agreement requires quarterly payments of $250 beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1,250 beginning with the quarter ending December 31, 2016, and may be prepaid or repaid at any time prior to its maturity on February 27, 2018. Accrued exit fees of $459 and $262 are classified as a component of accounts payable and accrued liabilities in the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, respectively.
The Jefferson Terminal Credit Agreement is secured on a first priority basis by substantially all assets of Jefferson Terminal, as defined in the agreement. The Jefferson Terminal Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrowers. In addition, the Jefferson Terminal Credit Agreement contains a financial covenant requiring Consolidated EBITDA, as defined within the agreement, of Jefferson Gulf Coast Energy Holdings, LLC and its subsidiaries to be at least $30,000 in any rolling twelve month period beginning with December 31, 2015. As of March 31, 2015, the Company was in compliance with all of the covenants under the Jefferson Terminal Credit Agreement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Bonds Payable
Series 2010 Bonds—On December 1, 2010, Jefferson County Development Corporation issued $300 million of tax-exempt industrial bonds (“Series 2010 Bonds”), which provided tax-exempt financing for businesses, to be used for specific purposes to stimulate the economy of the respective beneficiary counties. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust, as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds requires approval from a trustee prior to release of funds.
In accordance with the terms of the trust indenture and security agreements, Series 2010 Bonds can be tendered by bondholders and purchased by the Company using the unused restricted cash proceeds. Series 2010 Bonds purchased by the Company are deemed to be owned by the Company, and are classified as assets, tendered bonds, in the Consolidated Balance Sheet with an equal corresponding amount as debt, as Series 2010 bonds owned by the Company are not deemed extinguished or cancelled. Tendered bonds do not convey principal or interest payments while held by the Company.
During 2014, $2,000 of principal was repaid related to the Series 2010 Bonds and the remaining $298,000 of principal was tendered by the bondholders and purchased by the Company utilizing unused restricted cash proceeds.
The Series 2010 bonds have a stated maturity date of December 1, 2040, can bear interest at a rate of 0.6% per year, and the principal amount is due at maturity. Interest expense for the Series 2010 Bonds was $0 for the three months ended March 31, 2015. As of March 31, 2015, the Company was in compliance with all of the covenants under the Series 2010 Bonds.
Series 2012 Bonds—On August 1, 2012, Jefferson County Development Corporation issued $46.9 million of tax-exempt industrial bonds (“Series 2012 Bonds”), to specifically fund construction and operation of an intermodal transfer facility for crude oil and refined petroleum products. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust, as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds requires approval from a trustee prior to release of funds.
In connection with the Company’s acquisition of Jefferson Terminal, the Series 2012 Bonds were recorded at a fair value of $48,554, which represented a premium of $1,823 as compared to their face value at the date of acquisition; such premium is being amortized using the effective interest method over the remaining contractual term of the Series 2012 Bonds. During the three months ended March 31, 2015, interest expense on the Series 2012 Bonds was approximately $960, inclusive of premium amortization of $3.
The Series 2012 Bonds have a stated maturity of July 1, 2032, bear interest at 8.25%, and require scheduled principal payments. The principal of the Series 2012 Bonds is payable annually at varying amounts. As of March 31, 2015, the Company was in compliance with all of the covenants under the Series 2012 Bonds.
Note Payable to Non-Controlling Interest
In May 2013, in connection with the capitalization of a consolidated subsidiary, the Company and the owner of the non-controlling interest loaned approximately $18,275 and $3,225, respectively, to the entity in proportion to their respective ownership percentages of 85% and 15%. The loans bear interest at an annual rate of 5% and require monthly payments of principal and interest through their final maturity in May 2021. The loan amount funded by the Company and related interest have been eliminated in consolidation. Interest expense in connection with the loan payable to non-controlling interest during the three months ended March 31, 2015 and 2014 was approximately $31 and $36, respectively.

10.	FAIR VALUE MEASUREMENTS
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

•	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants price the asset or liability.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts.

•	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements at March 31, 2015
	March 31, 2015	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$37,292	$37,292	$—	$—	Market
Restricted cash	16,431	16,431	—	—	Market
Derivative assets	85	—	85	—	Income
Total	$53,808	$53,723	$85	$—

	Fair Value as of	Fair Value Measurements at December 31, 2014
	December 31, 2014	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$22,125	$22,125	$—	$—	Market
Restricted cash	21,084	21,084	—	—	Market
Derivative assets	232	—	232	—	Income
Total	$43,441	$43,209	$232	$—
At March 31, 2015 and December 31, 2014, the Company had no liabilities that were measured at fair value on a recurring basis.
The Company’s cash and cash equivalents and restricted cash consist largely of demand deposit accounts with initial maturities of 90 days or less that are considered to be highly liquid and easily tradable. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy. The Company’s derivatives are valued using discounted cash flow models with observable market inputs (i.e., cash rates, futures rates, swap rates and contractual cash flows) that can be verified and do not involve significant judgments and are therefore classified as Level 2 within the fair value hierarchy.
Except as discussed below, the Company’s financial instruments other than cash and cash equivalents, restricted cash, and derivatives consist principally of accounts receivable, tendered bonds, accounts payable and accrued liabilities, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The Company’s note receivable at March 31, 2015 and December 31, 2014, which is included as a component of other assets in the accompanying Consolidated Balance Sheet, consists of a $3,725 loan bearing interest at 12.00% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. The fair value of this note receivable approximates its carrying value due to it bearing a market rate of interest for similar types of loans.
The fair values of Container Loan #1 and Container Loan #2, reported in Debt in the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, was approximately $40,643 and $42,515, respectively, and $18,604 and $19,129, respectively, based upon current market interest rates for similar types of loans. The fair value of Series 2012

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

bonds, reported in Debt in the Consolidated Balance Sheet, was approximately $50,269 at March 31, 2015 and approximated carrying value at December 31, 2014, based upon market prices for similar municipal securities. The fair values of the Jefferson Terminal Credit Agreement, CMQR Credit Agreement, and FTAI Pride Credit Agreement, reported in Debt in the Consolidated Balance Sheet, approximate their carrying values due to their bearing market rates of interest.
The fair value of the note payable to non-controlling interest at March 31, 2015 and December 31, 2014 approximates its carrying value as such loan bears interest at market rate for similar types of instruments.
The Company measures the fair value of certain assets and liabilities on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and equipment held for lease owned by the Company. The Company records such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions as to future cash flows from operation of the underlying businesses and the leasing and eventual sale of assets.
During the three months ended March 31, 2015 and 2014, no impairment charges were recognized.

11.	REVENUES
Components of revenue in the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$9,739	$6,266	$—	$—	$—	$16,005
Maintenance revenue	3,386	—	—	—	—	3,386
Finance lease income	—	410	1,901	—	—	2,311
Other revenue	1,120	191	25	—	—	1,336
Total equipment leasing revenues	$14,245	$6,867	$1,926	$—	$—	$23,038
Infrastructure revenues
Lease income	—	—	—	1,410	—	1,410
Rail revenues	—	—	—	—	6,289	6,289
Terminal services revenues	—	—	—	3,236	—	3,236
Total infrastructure revenues	$—	$—	$—	$4,646	$6,289	$10,935
Total revenues	$14,245	$6,867	$1,926	$4,646	$6,289	$33,973

	Three Months Ended March 31, 2014
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$2,040	$1,845	$—	$—	$—	$3,885
Maintenance revenue	1,227	—	—	—	—	1,227
Finance lease income	—	427	2,131	—	—	2,558
Other revenue	—	—	26	—	—	26
Total equipment leasing revenues	$3,267	$2,272	$2,157	$—	$—	$7,696
Total revenues	$3,267	$2,272	$2,157	$—	$—	$7,696

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Minimum future annual revenues contracted to be received under existing operating leases of equipment at March 31, 2015 are as follows:

March 31, 2015
2015	$45,448
2016	43,817
2017	50,913
2018	21,845
2019	9,093
Thereafter	309
$171,425

12.	EQUITY BASED COMPENSATION
In August 2014, the Company granted a senior employee of a subsidiary equity based compensation consisting of 1.25 million restricted shares of such subsidiary’s equity instruments in exchange for services to be provided. The awards vest in three tranches, over three years, subject to continued employment and the achievement of three separate performance conditions based on EBITDA for that subsidiary, as defined. The award expires in August 2017. The award is equity based, with compensation expense recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved. The grant date fair value of the award is $23,879 which was based on the fair value per share on the date of grant, August 27, 2014 and estimated using a market approach. During the three months ended March 31, 2015, the achievement of one performance condition representing 50% of the grant value remains probable, and the Company has recognized cumulative expense of $1,990, including $853 of compensation expense during the three months ended March 31, 2015, within Operating expenses in the Consolidated Statements of Income. If the performance condition continues to be probable, an additional $9,949 of compensation expense could be recognized. If all vesting conditions for the entire award granted are met, future compensation expense of $21,889 would be recognized as of that date, through the year ended December 31, 2017. All restricted shares were outstanding and unvested as of March 31, 2015 and December 31, 2014. The award has an assumed forfeiture rate of zero.
In December 2014, the Company granted a senior employee of a subsidiary equity based compensation consisting of 1.1 million common units of such subsidiary’s equity instruments with a grant date fair value of $1,353 in exchange for services to be provided. The awards have a term of 16.5 months, and vest 50% on each of May 15, 2015 and May 15, 2016, subject to continued employment through each respective vesting date. The award is equity based, with compensation expense recognized ratably over the vesting period. During the three months ended March 31, 2015, no portion of this award was vested or forfeited, and $567 of compensation expense was recognized within Operating expenses in the Consolidated Statements of Income. The award has an assumed forfeiture rate of zero.
The fair value of the award was based on the fair value of the operating subsidiary on the date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

13.	INCOME TAXES

The current and deferred components of the income tax expense included in the Consolidated Statements of Income are as follows:

	March 31,
	2015	2014
Current:
Federal	$29	$51
State and local	8	1
Foreign	115	—
Total current provision	152	52

Deferred:
Federal	15	107
State and local	(1)	—
Foreign	64	—
Total deferred provision	78	107

Total provision for income taxes	$230	$159
The Company is taxed as a flow-through entity for U.S. income tax purposes and its taxable income or loss generated is the responsibility of its partners. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.

The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to a significant portion of its income that is not subject to U.S. corporate tax rates or that is deemed to be foreign sourced and is either not taxable or taxable at effectively lower tax rates.

As of and for the period ended March 31, 2015, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2011. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

14.	MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities.
As of March 31, 2015, the management fee is calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage is applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined. Subsequent to the Fund Commitment Period, the management fee percentage is applied to the lesser of (a) the weighted daily average of all capital contributions of the Fund Investors, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined, or (b) the net asset value of the Onshore Fund and the Offshore Fund (calculated by averaging the net asset value of the fund on the last day of each semi-annual period and the last day of each of the two preceding fiscal quarters). The amount of the management fee payable to the Manager shall be reduced (but not below zero) by the amount of any transaction, advisory, break-up, director’s, origination or similar fees received by the Master GP or the general partner of the Onshore Fund or the

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Offshore Fund during the six month period preceding the applicable Management Fee Due Date, as defined. Neither the Master GP, the general partner of the Onshore Fund or the Offshore Fund nor their affiliates are required to contribute capital to fund any portion of the management fee incurred.
In addition, affiliates of the Manager may receive an amount not to exceed $1 million per annum to cover legal, compliance, operational, tax, accounting, insurance, transfer agent and informational technology services (“Specified General and Administrative Expenses”) performed by employees of such affiliates on behalf of the Company or the Onshore Fund and the Offshore Fund.

The Incentive Return, as described in Note 1, is payable to the Master GP from Distributable Proceeds of the Company (as defined) as they are distributed. Accordingly, an Incentive Return may be paid to the Master GP in connection with a particular investment if and when such investment generates proceeds in excess of the capital called with respect to such investment, plus an 8% cumulative preferred return on such investment and on all previously liquidated investments. If, upon the termination of the Company, the aggregate amount paid to the Master GP as Incentive Return exceeds the amount actually due after taking into account the aggregate return to the Onshore Fund and the Offshore Fund investors, the excess is required to be returned by the Master GP (that is “clawed back”, after adjusting for tax in accordance with the Company agreements) to the Company for benefit of the Fund Investors. During the three months ended March 31, 2015 and 2014, no Incentive Return was distributed to the Master GP.

Certain employees of an affiliate of the Manager are or may become entitled to receive profit sharing arrangements from the Master GP, pursuant to which they receive a portion of the Master GP’s Incentive Return. The Company is not required to reimburse the Master GP for such amounts. During the three months ended March 31, 2015 and 2014, the Master GP did not incur any amounts payable to these employees under such profit sharing arrangements attributable to the operations of the Company.

In May 2015, in connection with the IPO, the Company entered into a new management agreement with FIG LLC, which replaced the existing management agreement (Note 18).
During the three months ended March 31, 2015 and 2014, the Company incurred $2,414 and $751, respectively, of management fees. To date, there have been no Specified General and Administrative Expenses incurred pursuant to the Management Agreement. Accrued management fees of $2,414 and $3,626, as of March 31, 2015 and December 31, 2014, respectively, are included as a component of accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet.
As of March 31, 2015 and December 31, 2014, amounts receivable from the Manager of $0 and $335, respectively, are included within other assets in the Consolidated Balance Sheet. As of March 31, 2015 and December 31, 2014, amounts due to the Manager of $188 and $160, excluding accrued management fees, respectively, are included within other liabilities in the Consolidated Balance Sheet.
As of March 31, 2015 and December 31, 2014, a private equity fund sponsored by Fortress owns a 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The amount of this non-controlling interest at March 31, 2015 and December 31, 2014 was $64,647 and $54,273, and for the three months ending March 31, 2015, the amount of this non-controlling interest share of net income (loss) was $(1,549).
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At March 31, 2015 and December 31, 2014, accounts payable due to this vendor was $10,014 and $14,025, respectively.

15.	SEGMENT INFORMATION
The Company’s reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. The Company has five reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. The Company’s reportable segments are Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal and Railroad. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases. Shipping Containers consist of investments in shipping containers and related equipment subject to operating leases and finance leases and also includes an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations (Note 3).
With the CMQR and Jefferson Terminal acquisitions during 2014, the Company created two new reporting segments, Jefferson Terminal and Railroad. The Chief Operating Decision Maker (“CODM”) also implemented Adjusted Net Income as the key performance measure during the same period. This segment structure and performance measure reflects the current management of the businesses and provides the CODM with the information necessary to assess operational performance as well as make resource and allocation decisions. These changes have been reflected within the following tables.
Corporate consists primarily of unallocated Company level general and administrative expenses and management fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates investment performance for each reportable segment primarily based on Net Income attributable to members and Adjusted Net Income.
Adjusted Net Income is defined as net income attributable to members, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, and equity in earnings of unconsolidated entities; (b) to include the impact of cash income tax payments, the Company’s pro-rata share of the Adjusted Net Income from unconsolidated entities (collectively “Adjusted Net Income”), and (c) to exclude the impact of the non-controlling share of Adjusted Net Income.
The Company believes that net income attributable to members as defined by GAAP is the most appropriate earnings measurement with which to reconcile Adjusted Net Income. Adjusted Net Income should not be considered as an alternative to Net Income attributable to members as determined in accordance with GAAP.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended March 31, 2015

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing	$14,245	$6,867	$1,926	$—	$—	$—	$23,038
Infrastructure	—	—	—	4,646	6,289	—	10,935
Total revenues	14,245	6,867	1,926	4,646	6,289	—	33,973

Expenses
Operating expenses	338	571	53	6,673	7,084	—	14,719
General and administrative	—	—	—	—	—	348	348
Acquisition and transaction expense	—	—	—	—	—	368	368
Management fees	—	—	—	—	—	2,414	2,414
Depreciation and amortization	5,256	1,489	—	3,308	509	—	10,562
Interest expense	—	956	642	3,087	130	—	4,815
Total expenses	5,594	3,016	695	13,068	7,723	3,130	33,226

Other income (expense)

Equity in earnings of unconsolidated entities	—	—	1,241	—	—	—	1,241
Gain on sale of equipment	—	—	—	—	3	—	3
Interest income	8	139	—	40	—	—	187
Other income (expense)	—	—	(7)	1	—	—	(6)
Total other income (expense)	8	139	1,234	41	3	—	1,425
Income before income taxes	8,659	3,990	2,465	(8,381)	(1,431)	(3,130)	2,172
Provision for income taxes	214	—	16	—	—	—	230
Net income (loss)	8,445	3,990	2,449	(8,381)	(1,431)	(3,130)	1,942
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	181	—	(3,654)	(33)	—	(3,506)
Net income (loss) attributable to members	$8,445	$3,809	$2,449	$(4,727)	$(1,398)	$(3,130)	$5,448

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to members:

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$8,462	$3,809	$2,473	$(4,215)	$(844)	$(2,762)	$6,923
Add: Non-controlling share of adjustments to Adjusted Net Income							354
Add: Equity in earnings of unconsolidated entities							1,241
Add: Cash payments for income taxes							197
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(1,241)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(8)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(368)
Less: Equity-based compensation expense							(1,420)
Less: Provision for income taxes							(230)
Net Income attributable to members							$5,448
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$3,116	$—	$—	$—	$—	$—	$3,116
Asia	5,988	1,844	1,378	—	—	—	9,210
Europe	4,526	4,613	—	—	—	—	9,139
North America	480	410	548	4,646	6,289	—	12,373
South America	135	—	—	—	—	—	135
Total revenues	$14,245	$6,867	$1,926	$4,646	$6,289	$—	$33,973

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. As of and for the Three Months Ended March 31, 2014

	Three Months Ended March 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing	$3,267	$2,272	$2,157	$—	$—	$—	$7,696
Total revenues	3,267	2,272	2,157	—	—	—	7,696

Expenses
Operating expenses	393	86	58	—	—	—	537
General and administrative	—	—	—	—	—	227	227
Acquisition and transaction expense	—	—	—	1,062	2,309	(38)	3,333
Management fees	—	—	—	—	—	751	751
Depreciation and amortization	1,457	374	—	—	—	—	1,831
Interest expense	—	36	736	—	—	45	817
Total expenses	1,850	496	794	1,062	2,309	985	7,496

Other income (expense)

Equity in earnings of unconsolidated entities	—	—	1,604	—	—	—	1,604
Gain on sale of equipment	(40)	—	—	—	—	—	(40)
Interest income	6	—	—	—	—	—	6
Other income (expense)	—	—	(9)	—	—	—	(9)
Total other income (expense)	(34)	—	1,595	—	—	—	1,561
Income before income taxes	1,383	1,776	2,958	(1,062)	(2,309)	(985)	1,761
Provision for income taxes	57	—	102	—	—	—	159
Net income (loss)	1,326	1,776	2,856	(1,062)	(2,309)	(985)	1,602
Less: Net income attributable to non-controlling interests in consolidated subsidiaries	—	176	—	—	—	—	176
Net income (loss) attributable to members	$1,326	$1,600	$2,856	$(1,062)	$(2,309)	$(985)	$1,426

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to members:

	Three Months Ended March 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$1,383	$1,600	$2,967	$—	$—	$(1,023)	$4,927
Add: Non-controlling share of adjustments to Adjusted Net Income							—
Add: Equity in earnings of unconsolidated entities							1,604
Add: Cash payments for income taxes							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(1,604)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(9)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(3,333)
Less: Equity-based compensation expense							—
Less: Provision for income taxes							(159)
Net Income attributable to members							$1,426
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Three Months Ended March 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$82	$—	$—	$—	$—	$—	$82
Asia	219	1,845	1,550	—	—	—	3,614
Europe	2,454	—	—	—	—	—	2,454
North America	512	427	607	—	—	—	1,546
South America	—	—	—	—	—	—	—
Total revenues	$3,267	$2,272	$2,157	$—	$—	$—	$7,696

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the location of property, plant and equipment and equipment held for lease as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$305,626	$207,881	$114,418	$754,026	$27,599	$29,069	$1,438,619

Debt	—	74,361	58,812	446,018	9,412	—	588,603

Total liabilities	48,346	78,234	59,105	463,308	17,357	5,465	671,815

Members' equity
Common shares	—	—	—	—	—	535	535
Additional Paid in Capital	257,280	122,257	55,238	190,479	9,081	23,069	657,404
Accumulated other comprehensive income	—	—	75	—	—	—	75
Non-controlling interests in equity of consolidated subsidiaries	—	7,390	—	100,239	1,161	—	108,790
Total members' equity	257,280	129,647	55,313	290,718	10,242	23,604	766,804
Total liabilities and members’ equity	$305,626	$207,881	$114,418	$754,026	$27,599	$29,069	$1,438,619

	March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and equipment held for lease, net
Africa	$47,912	$—	$—	$—	$—	$—	$47,912
Asia	113,377	40,263	—	—	—	—	153,640
Europe	104,610	136,866	—	—	—	—	241,476
North America	15,716	—	—	287,916	20,116	—	323,748
South America	590	—	—	—	—	—	590
Total property, plant and equipment and equipment held for lease, net	$282,205	$177,129	$—	$287,916	$20,116	$—	$767,366

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$308,957	$212,699	$117,298	$720,727	$30,605	$13,915	$1,404,201

Debt	—	76,024	61,154	446,272	9,417	—	592,867

Total liabilities	50,282	81,903	61,434	470,171	19,499	7,415	690,704

Members' equity
Common shares	—	—	—	—	—	535	535
Additional Paid in Capital	258,675	123,477	55,650	159,438	10,478	5,965	613,683
Accumulated other comprehensive income	—	—	214	—	—	—	214
Non-controlling interests in equity of consolidated subsidiaries	—	7,319	—	91,118	628	—	99,065
Total members' equity	258,675	130,796	55,864	250,556	11,106	6,500	713,497
Total liabilities and members’ equity	$308,957	$212,699	$117,298	$720,727	$30,605	$13,915	$1,404,201

	December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and equipment held for lease, net
Africa	$47,945	$—	$—	$—	$—	$—	$47,945
Asia	119,232	40,637	—	—	—	—	159,869
Europe	105,762	137,981	—	—	—	—	243,743
North America	13,335	—	—	252,354	19,862	—	285,551
South America	599	—	—	—	—	—	599
Total property, plant and equipment and equipment held for lease, net	$286,873	$178,618	$—	$252,354	$19,862	$—	$737,707

16.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.

The Company completed an IPO on May 20, 2015 in which the Initial Shareholders, immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages (Note 18). As a result, the Company is retrospectively presenting the shares outstanding for all periods presented.

The calculation of basic and diluted EPS is presented below (in thousands, except share and per share data).

	Three months ended March 31,
	2015	2014
Net Income Attributable to Members	$5,448	$1,426
Weighted Average Shares Outstanding	53,502,873	53,502,873
Basic and Diluted EPS	$0.10	$0.03

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

17.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as such arrangements would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of loss in connection with such arrangements to be remote.
In connection with the formation of MT6015, a consolidated VIE (Note 2), the Company and its joint venture partner are each obligated to fund additional equity contributions of $11,925.
Two of the Company’s subsidiaries are lessees under various operating leases. As of March 31, 2015, minimum future rental payments under these leases are as follows:

March 31, 2015
2015	$3,710
2016	5,029
2017	5,026
2018	4,019
2019	3,891
Thereafter	47,673
$69,348

18.	SUBSEQUENT EVENTS
In April and May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called. In May 2015, 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in the Company. Immediately prior to the consummation of the IPO, the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the Partnership Agreement in exchange for the limited partnership interest in each such partnership equal to the amount of any such undistributed incentive allocations.  The limited partners of the Onshore Fund and Offshore Fund and the Master GP will receive the underlying value in common shares commensurate with their partnership interest inclusive, in the case of the Master GP, of any undistributed incentive allocations. Additionally, on May 20, 2015, the Company completed an IPO of 20 million common shares, at a price to the public of $17.00 per share.
The Company intends to use the net proceeds, together with other sources of capital and liquidity, for the acquisition of new assets in the sectors the Company currently invests in, as well as to opportunistically acquire assets across the entire transportation and transportation-related infrastructure and equipment market. In addition, the Company intends to use the net proceeds for follow-on investments in existing assets, working capital and other general purposes.

In May 2015, in connection with the IPO, the Company entered into a new management agreement with FIG LLC, which replaced the existing management agreement. Pursuant to the new management agreement, FIG LLC or its affiliate will receive a monthly management fee and reimbursement for certain expenses incurred.  Additionally, in May 2015, the partnership agreement of the Partnership was amended whereby, among other things, the existing Incentive Return arrangement for the Master GP was revised to specify that the entitlement to certain incentive distributions be based on the consolidated net income in excess of certain hurdle return targets and capital gains income of the Partnership, subject to certain adjustments, as defined, before any amounts are distributed to the Company.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on the Company’s present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customers defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the 1940 Act and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal controls over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and conflicts of interest in our relationship with our Manager;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Fortress Transportation and Infrastructure Investors LLC (the “Company”). The Company’s MD&A should be read in conjunction with its unaudited consolidated financial statements and the accompanying notes, and with Part II, item 1A, "Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC, an affiliate of Fortress, which has a dedicated team of professionals who collectively have acquired over $17 billion in transportation and infrastructure assets since 2002. As of March 31, 2015, we had total consolidated assets of $1.4 billion and total equity capital of $767 million.
In May 2015, the Company completed an initial public offering (the “IPO”) of 20 million common shares, at a price to the public of $17.00 per share.
The Company has used and intends to use the net proceeds from the sale of 20 million shares (net of underwriters’ discounts and commissions and estimated offering expenses), together with other sources of capital and liquidity, for the acquisition of new assets in the sectors the Company currently invests in, as well as to opportunistically acquire assets across the entire transportation and transportation-related infrastructure and equipment market. In addition, the Company intends to use the net proceeds for follow-on investments in existing assets, working capital and other general purposes.
Operating Segments
Our operations consist of two primary strategic business units – Infrastructure and Equipment Leasing. Our Infrastructure Business acquires long-lived assets that provide mission-critical services or functions to transportation networks and typically have high barriers to entry. They often involve an operating business that has strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. Our Equipment Leasing Business acquires assets that are designed to carry cargo or people or provide functionality to transportation infrastructure. Transportation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and may include structural protections to mitigate credit risk.
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following five reportable segments: Aviation Leasing, Offshore Energy, Shipping Containers, all of which are within Equipment Leasing Business, and Jefferson Terminal and Railroad, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of investments in shipping containers subject to operating leases and finance leases as well as an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations. The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses and management fees.
The Company’s reportable segments are comprised of investments in different types of transportation infrastructure and equipment. Each segment requires different investment strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations.
Results of Operations
The Chief Operating Decision Maker (“CODM”) utilizes Adjusted Net Income as the key performance measure. This performance measure reflects the current management of our businesses and provides the CODM with the information necessary to assess operational performance as well as make resource and allocation decisions. Adjusted Net Income should not be considered as an alternative to net income attributable to members as determined in accordance with GAAP. During the fourth quarter of 2014, the CODM implemented Adjusted Net Income as the key performance measure and prior periods have been conformed to the current presentation.
Adjusted Net Income is defined as net income attributable to members, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, and equity in earnings of unconsolidated entities; (b) to include the impact of cash income tax payments and our pro-rata share of the Adjusted Net Income from unconsolidated entities (collectively “Adjusted Net Income”); and (c) to exclude the impact of the non-controlling share of Adjusted Net Income. We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income. We believe that net income attributable to members as defined by GAAP is the most appropriate earnings measurement, with which to reconcile Adjusted Net Income.

In addition, we view Adjusted EBITDA as a secondary measurement to Adjusted Net Income, which serves as a useful supplement to investors, analysts and management to measure operating performance of deployed assets and to compare the Company’s operating results to the operating results of our peers and between periods on a consistent basis. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate Adjusted EBITDA in the same manner.
Adjusted EBITDA is defined as net income attributable to members, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, depreciation and amortization expense, and interest expense; (b) to include the impact of principal collections on direct finance leases (collectively, “Adjusted EBITDA”) and our pro-rata share of the Adjusted EBITDA from unconsolidated entities; and (c) to exclude the impact of equity in earnings of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
Discussed below are our consolidated results of operations for each of our reportable segments (all US dollar amounts, expressed in thousands).
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
The following table presents our consolidated results of operations and reconciliation of Net Income attributable to members to Adjusted Net Income in three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$16,005	$3,885	$12,120
Maintenance revenue	3,386	1,227	2,159
Finance lease income	2,311	2,558	(247)
Other revenue	1,336	26	1,310
Total equipment leasing revenues	23,038	7,696	15,342
Infrastructure revenues
Lease income	1,410	—	1,410
Rail revenues	6,289	—	6,289
Terminal services revenues	3,236	—	3,236
Total infrastructure revenues	10,935	—	10,935
Total revenues	33,973	7,696	26,277

Expenses
Operating expenses	14,719	537	14,182

General and administrative	348	227	121
Acquisition and transaction expenses	368	3,333	(2,965)
Management fees to affiliate	2,414	751	1,663
Depreciation and amortization	10,562	1,831	8,731
Interest expense	4,815	817	3,998
Total expenses	33,226	7,496	25,730

Other income
Equity in earnings of unconsolidated entities	1,241	1,604	(363)
Gain on sale of equipment, net	3	(40)	43
Interest income	187	6	181
Other income	(6)	(9)	3
Total other income	1,425	1,561	(136)
Income before income taxes	2,172	1,761	411
Provision for income taxes	230	159	71
Net income	1,942	1,602	340
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	(3,506)	176	(3,682)
Net Income attributable to members	$5,448	$1,426	$4,022
Add: Provision for income taxes	230	159	71
Add: Equity-based compensation expense	1,420	—	1,420
Add: Acquisition and transaction expenses	368	3,333	(2,965)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	8	9	(1)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	1,241	1,604	(363)
Less: Cash payments for income taxes	(197)	—	(197)
Less: Equity in earnings of unconsolidated entities	(1,241)	(1,604)	363
Less: Non-controlling share of Adjusted Net Income (2)	(354)	—	(354)
Adjusted Net Income	$6,923	$4,927	$1,996

(1)      Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

(2) Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $(354) for the three months ended March 31, 2015.

The following table sets forth a reconciliation of Net Income attributable to members to Adjusted EBITDA for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Net Income attributable to members	$5,448	$1,426	$4,022
Add: Provision for income taxes	230	159	71
Add: Equity-based compensation expense	1,420	—	1,420
Add: Acquisition and transaction expenses	368	3,333	(2,965)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	8	9	(1)
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense (3)	12,718	1,983	10,735
Add: Interest expense	4,815	817	3,998
Add: Principal collections on direct finance leases	2,941	2,698	243
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities (4)	5,425	8,258	(2,833)
Less: Equity in earnings of unconsolidated entities	(1,241)	(1,604)	363
Less: Non-controlling share of Adjusted EBITDA (5)	(2,983)	(92)	(2,891)
Adjusted EBITDA	$29,149	$16,987	$12,162

(3)      Depreciation and amortization expense includes $10,562 and $1,831 of depreciation and amortization expense, $2,096 and $152 of lease intangible amortization, and $60 and $0 of amortization for lease incentives in the three months ended March 31, 2015 and 2014, respectively.

(4)      The Company's pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended March 31, 2015 and 2014: (i) net income of $1,185 and $1,527 respectively, (ii) interest expense of $533 and $632, respectively, (iii) depreciation and amortization expense of $304 and $339, respectively, and (iv) principal collections of finance leases of $3,403 and $5,760.

(5)      Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2015 and 2014: (i) equity based compensation of $354 and $0, respectively, (ii) interest expense of $1,238 and $36, respectively, and (iii) depreciation and amortization expense of $1,391 and $56, respectively.

During 2014, the Company also added two new reportable segments within the Infrastructure Business: Jefferson Terminal and Railroad.
Total revenue increased by $26,277 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, driven by higher lease income, maintenance revenue, and other revenue. In Equipment Leasing, lease income increased by $12,120 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 driven by the Aviation Leasing and Offshore Energy segments as asset acquisitions in the Aviation Leasing and Offshore Energy segments contributed to greater revenues. Maintenance revenue increased by $2,159 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of an increase in the number of aircraft and engines on lease. In Infrastructure, the Railroad and Jefferson Terminal segments contributed revenues of $10,935 in the three months ended March 31, 2015, as they were acquired by the Company in the second and third quarters of 2014, respectively. Lease income in Infrastructure increased by $1,410 in the three months ended March 31, 2015 due to Jefferson Terminal, which was acquired in August 2014. Other revenue increased by $1,310 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to income from the forfeiture of a security deposit in Aviation Leasing in the three months ended March 31, 2015, which did not occur in the three months ended March 31, 2014.
Total expenses increased by $25,730 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This was driven by an increase in operating expenses of $14,182 and general and administrative expenses of $121 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the inclusion of Jefferson Terminal and CMQR, both acquired in 2014. Depreciation and amortization increased by $8,731 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to additional assets acquired in the Aviation Leasing and Offshore Energy segments in 2014, as well as the acquisition of Jefferson Terminal and CMQR related assets. Management fees to affiliate increased by $1,663 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 attributable to an increase in the weighted average contributed capital. Interest expense increased by $3,998 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to new borrowings in connection with CMQR operations and the Jefferson Terminal acquisition. Offsetting these increased expenses were lower acquisition and transaction expense of $2,965 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 driven by the acquisitions of Jefferson Terminal and CMQR in 2014.
Net income attributable to members increased by $4,022, to $5,448 in the three months ended March 31, 2015 as compared to $1,426 in the three months ended March 31, 2014, driven by net loss attributable to non-controlling interest in consolidated subsidiaries, as well as the changes discussed above.
Adjusted Net Income was $6,923 in the three months ended March 31, 2015 as compared to $4,927 in the three months ended March 31, 2014, an increase of $1,996. In addition to the changes in Net income attributable to members noted above, this increase was driven by by higher equity-based compensation expense in the three months ended March 31, 2015, which is excluded from Adjusted Net Income, partially offset by lower acquisition and transaction expenses, mainly due to costs to acquire Jefferson Terminal and CMQR in the three months ended March 31, 2014.
Adjusted EBITDA was $29,149 in the three months ended March 31, 2015 as compared to $16,987 in in the three months ended March 31, 2014, an increase of $12,162. In addition to the changes in Net income attributable to members noted above, this increase was primarily due to increased (i) depreciation and amortization expense due to additional assets acquired across nearly all segments, (ii) interest expense on borrowings executed in the second half of 2014, and (iii) equity-based compensation expense. These increases were offset by (i) lower acquisition and transaction expenses, mainly due to costs to acquire Jefferson Terminal and CMQR in the three months ended March 31, 2014, (ii) a decrease in our pro-rata share of the Adjusted EBITDA from unconsolidated entities and (iii)  higher non-controlling share of Adjusted EBITDA, mainly due to Jefferson Terminal.
Additional discussion of the Company’s results of operations in three months ended March 31, 2015 as compared to the three months ended March 31, 2014 by segment is as follows:
Aviation Leasing Segment
In our Aviation Leasing segment, we own and manage 40 aviation assets, including 13 commercial passenger aircraft and 27 commercial jet engines.
As of March 31, 2015, 19 of our commercial jet engines, and all of our commercial aircraft were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, or are currently held in short term storage awaiting a future lease. On an equity-weighted basis, our aviation equipment was approximately 93% utilized as of March 31, 2015. Our aircraft assets currently have a weighted average remaining lease term of 33 months, and our engine assets currently have an average remaining lease term of 13 months. The chart below describes the assets in our Aviation Leasing segment:

Engine Assets
Engine Type	Number	Manufacturer	Aircraft Compatibility	Economic Interest (%)
CFM56-3	9	CFMI	B737-300 / B737-400 / B737-500	100%
CF6-80	6	General Electric	B747 / B767	100%
PW2037	4	Pratt & Whitney	B757	100%
PW4056	6	Pratt & Whitney	B747 / B767	100%
RB211	2	Rolls Royce	B757	100%

Aircraft Assets
Airframe Type	Number	Manufacturer	Economic Interest (%)
B757-200	1	Boeing	100%
B767-300ER	2	Boeing	100%
A320-200	3	Airbus	100%
B737-800	2	Boeing	100%
B737-700	5	Boeing	100%
The following table presents our results of operations and reconciliation of Net Income attributable to members to Adjusted Net Income in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for the Aviation Leasing segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$9,739	$2,040	$7,699
Maintenance revenue	3,386	1,227	2,159
Other revenue	1,120	—	1,120
Total revenues	14,245	3,267	10,978

Expenses
Operating expenses	338	393	(55)
Depreciation and amortization	5,256	1,457	3,799
Total expenses	5,594	1,850	3,744

Other income
Gain (loss) on sale of equipment, net	—	(40)	40
Interest income	8	6	2
Total other income	8	(34)	42
Income before income taxes	8,659	1,383	7,276
Provision for income taxes	214	57	157
Net Income attributable to members	$8,445	$1,326	$7,119
Add: Provision for income taxes	214	57	157
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Less: Cash payments for income taxes	(197)	—	(197)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$8,462	$1,383	$7,079

The following table sets forth a reconciliation of Net Income attributable to members to Adjusted EBITDA in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for the Aviation Leasing segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
(in thousands)
Net Income attributable to members	$8,445	$1,326	$7,119
Add: Provision for income taxes	214	57	157
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense (1)	7,412	1,609	5,803
Add: Interest expense	—	—	—
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$16,071	$2,992	$13,079

(1)      Depreciation and amortization expense includes $5,256 and $1,457 of depreciation expense, $2,096 and $152 of lease intangible amortization, and $60 and $0 of amortization for lease incentives in the three months ended March 31, 2015 and 2014, respectively.

Total revenue in the Aviation Leasing segment increased by $10,978 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, driven by higher lease income, maintenance revenue, and an increase within other revenue. Lease income increased by $7,699 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to higher (i) aircraft lease income of $7,146 primarily driven by the net increase of twelve aircraft in 2014, and (ii) engine lease income of $553 primarily driven by an increase in the number of engines on lease. Maintenance revenue increased by $2,159 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to an increase in the number of aircraft and engines on lease. Other revenue increased by $1,120 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to income from the forfeiture of a security deposit in the three months ended March 31, 2015, which did not occur in the three months ended March 31, 2014.

Total expenses in the Aviation Leasing segment increased by $3,744 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily driven by depreciation and amortization expense, which increased by $3,799 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, driven by the additional aircraft and engines owned and on lease in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This was also driven by a decrease in operating expenses of $55 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily the result of nominal repairs and maintenance expense in the three months ended March 31, 2015 as compared to repairs and maintenance expense of $132 in the three months ended March 31, 2014 offset by an increase in insurance expense of $68 primarily related to additional aircraft and aircraft engines owned and on lease in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Total other income in the Aviation Leasing segment increased by $42 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, driven by (i) the absence of a loss on sale of equipment in the three months ended March 31, 2015 compared to a $40 loss on sale in the three months ended March 31, 2014, and (ii) an increase in interest income of $2 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Net income attributable to members in the Aviation Leasing segment increased by $7,119, to $8,445 in the three months ended March 31, 2015 as compared to $1,326 in the three months ended March 31, 2014, primarily driven by the changes discussed above.
Adjusted Net Income in the Aviation Leasing segment was $8,462 in the three months ended March 31, 2015 as compared to $1,383 in the three months ended March 31, 2014, an increase of $7,079 primarily driven by the changes to net income attributable to members noted above.
Adjusted EBITDA in the Aviation Leasing segment was $16,071 in the three months ended March 31, 2015 as compared to $2,992 in the three months ended March 31, 2014, an increase of $13,079. In addition to the changes in Net income attributable to members noted above, this movement was primarily due to increased depreciation and amortization expense driven by the additional aircraft and engines owned and on lease in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle ("ROV") support vessel, one construction support vessel and one anchor handling tug supply ("AHTS") vessel. In addition we have contracted with a Norwegian shipyard to build a new inspection, maintenance, and repair ("IMR") vessel. The chart below describes the assets in our Offshore Energy segment as of March 31, 2015:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	July 2015 (firm period)	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	April 2019	85%
IMR Vessel	EstimatedQ4 2015	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	December 2023	50%

The following table presents our results of operations and reconciliation of Net Income attributable to members to Adjusted Net Income in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for the Offshore Energy segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$6,266	$1,845	$4,421
Finance lease income	410	427	(17)
Other revenue	191	—	191
Total revenues	6,867	2,272	4,595

Expenses
Operating expenses	571	86	485
Depreciation and amortization	1,489	374	1,115
Interest expense	956	36	920
Total expenses	3,016	496	2,520

Other income
Interest income	139	—	139
Total other income	139	—	139
Income before income taxes	3,990	1,776	2,214
Provision for income taxes	—	—	—
Net income	3,990	1,776	2,214
Less: Net income attributable to non-controlling
interest in consolidated subsidiaries	181	176	5
Net Income attributable to members	$3,809	$1,600	$2,209
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$3,809	$1,600	$2,209

The following table sets forth a reconciliation of Net Income attributable to members to Adjusted EBITDA in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for the Offshore Energy segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Net Income attributable to members	$3,809	$1,600	$2,209
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense	1,489	374	1,115
Add: Interest expense	956	36	920
Add: Principal collections on direct finance leases	80	68	12
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(87)	(92)	5
Adjusted EBITDA	$6,247	$1,986	$4,261

(1)      Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2015 and 2014: (i) depreciation expense of $56 and $56, respectively, (ii) and interest expense of $31 and $36, respectively.

Total revenue in the Offshore Energy segment increased by $4,595 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily driven by higher lease income. Lease income increased by $4,421 in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 primarily due to a new offshore construction vessel acquired in September 2014 which generated three months of rent in 2015.
Total expenses in the Offshore Energy segment increased by $2,520 in the three months ended March 31, 2013 as compared to the three months ended March 31, 2014. This was driven by an increase in operating expenses of $485 in March 31, 2015 as compared to March 31, 2014 and an increase in interest expense and depreciation and amortization of $920 and $1,115. The increase in operating expenses was primarily a result of (i) an increase of vessel commissions of $46, (ii) additional insurance expense of $182, and (iii) an increase in other operating expenses of $239. Depreciation and amortization increased by $1,115 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to three months of depreciation on the new offshore construction vessel. Interest expense increased by $920 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to $925 attributable to the three months of interest on the loan associated with the offshore construction vessel acquired in September 2014 offset by a decrease in interest expense related to our ROV support vessel of $5 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Total other income in the Offshore Energy segment increased by $139 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This was driven primarily by a $111 increase in interest income related to the loan made to our partner in the MT6015 joint venture.

Net income attributable to members increased by $2,209, to $3,809 in the three months ended March 31, 2015 as compared to $1,600 in the three months ended March 31, 2014, primarily driven by the changes discussed above.
Adjusted Net Income was $3,809 in 2015 as compared to $1,600 in 2014, an increase of $2,209. This increase was primarily due to the changes in Net income attributable to members noted above.
Adjusted EBITDA was $6,247 in 2015 as compared to $1,986 in 2014, an increase of $4,261. In addition to the changes in Net income attributable to members, this increase was primarily driven by higher (i) depreciation and amortization expense, (ii) interest expense, and (iii) principal collections on the direct finance leases related to an offshore construction vessel.

Shipping Containers Segment
In our Shipping Containers segment, we own, either directly or through a joint venture, interests in approximately 151,000 maritime shipping containers and related equipment through three separate portfolios. The chart below describes the assets in our Shipping Containers segment as of March 31, 2015:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 104,000	20’ Dry 20’ Reefer 20’ Specials 40’ Dry 40’ HC Dry 40’ HC Reefer 40’ Specials 45’ Dry	~8 Years	Direct Finance Lease/Operating Lease	7 Customers	51%
Portfolio #2 40,000	20’ Dry 40’ Dry 40’ HC Dry	~10 years	Direct Finance Lease	1 Customer	100%
Portfolio #3 7,000	45’ Dry 45’ Reefer 40’ Reefer 53’ Dry 23’ Chassis 40’ Chassis 53’ Chassis	~11 years	Direct Finance Lease	1 Customer	100%

The following table presents our results of operations and reconciliation of Net Income attributable to members to Adjusted Net Income in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for the Shipping Containers segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$1,901	$2,131	$(230)
Other revenue	25	26	(1)
Total revenues	1,926	2,157	(231)

Expenses
Operating expenses	53	58	(5)
Interest expense	642	736	(94)
Total expenses	695	794	(99)

Other income
Equity in earnings of unconsolidated entities	1,241	1,604	(363)
Other income (expense)	(7)	(9)	2
Total other income	1,234	1,595	(361)
Income before income taxes	2,465	2,958	(493)
Provision for income taxes	16	102	(86)
Net Income attributable to members	$2,449	$2,856	$(407)
Add: Provision for income taxes	16	102	(86)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	8	9	(1)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	1,241	1,604	(363)
Less: Cash payments for income taxes			—
Less: Equity in earnings of unconsolidated entities	(1,241)	(1,604)	363
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$2,473	$2,967	$(494)

(1)      Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of Net Income attributable to members to Adjusted EBITDA in 2015 as compared to 2014 for the Shipping Containers segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Net Income attributable to members	$2,449	$2,856	$(407)
Add: Provision for income taxes	16	102	(86)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	8	9	(1)
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense	—	—	—
Add: Interest expense	642	736	(94)
Add: Principal collections on direct finance leases	2,861	2,630	231
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities (1)	5,425	8,258	(2,833)
Less: Equity in earnings of unconsolidated entities	(1,241)	(1,604)	363
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$10,160	$12,987	$(2,827)

(1)      The Company's pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended March 31, 2015 and 2014: (i) net income of $1,185 and $1,527 respectively, (ii) interest expense of $533 and $632, respectively, (iii) depreciation and amortization expense of $304 and $339, respectively, and (iv) principal collections of finance leases of $3,403 and $5,760, respectively.

Total revenue in the Shipping Containers segment decreased by $231 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, principally driven by lower finance lease income of $230 as a result of the amortization of the underlying principal balances.
Total expenses in the Shipping Containers segment decreased by $99 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This was driven by a decrease in interest expense of $94 in the three months ended March 31, 2015 as compared to three months ended March 31, 2014 primarily related to lower principal balances on the term loans entered into to finance the acquisition of shipping containers in 2012 and 2013.
Total other income in the Shipping Containers segment decreased $361 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This was primarily driven by decreased equity in earnings of unconsolidated entities of $363 related to a shipping container joint venture.
Net income attributable to members decreased by $407, to $2,449 in the three months ended March 31, 2015 as compared to $2,856 in the three months ended March 31, 2014, primarily driven by the changes discussed above.

Adjusted Net Income was $2,473 in in the three months ended March 31, 2015 as compared to $2,967 in in the three months ended March 31, 2014, a decrease of $494. In addition to the changes in Net income attributable to members noted above, this was primarily impacted by a decrease in the provision for income taxes.
Adjusted EBITDA was $10,160 in 2015 as compared to $12,987 in 2014, a decrease of $2,827. In addition to the changes in Net income attributable to members noted above, this decrease was primarily driven by a lower pro-rata share of Adjusted EBITDA from unconsolidated entities related to a shipping container joint venture, offset by higher principal collections on direct finance leases.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of Net Loss attributable to members to Adjusted Net Loss in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for the Jefferson Terminal segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$1,410	$—	$1,410
Terminal services revenues	3,236	—	3,236
Total revenues	4,646	—	4,646

Expenses
Operating expenses	6,673	—	6,673
Acquisition and transaction expenses	—	1,062	(1,062)
Depreciation and amortization	3,308	—	3,308
Interest expense	3,087	—	3,087
Total expenses	13,068	1,062	12,006

Other income
Interest income	40	—	40
Other income	1	—	1
Total other income	41	—	41
Loss before income taxes	(8,381)	(1,062)	(7,319)
Provision for income taxes	—	—	—
Net loss	(8,381)	(1,062)	(7,319)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,654)	—	(3,654)
Net Loss attributable to members	$(4,727)	$(1,062)	$(3,665)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	853	—	853
Add: Acquisition and transaction expenses	—	1,062	(1,062)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(341)	—	(341)
Adjusted Net Loss	$(4,215)	$—	$(4,215)

(1) Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $(341) and $0 for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth a reconciliation of Net Loss attributable to members to Adjusted EBITDA in the three months ended March 31, 2015 for the Jefferson Terminal segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Net Loss attributable to members	$(4,727)	$(1,062)	$(3,665)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	853	—	853
Add: Acquisition and transaction expenses	—	1,062	(1,062)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense	3,308	—	3,308
Add: Interest expense	3,087	—	3,087
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(2,868)	—	(2,868)
Adjusted EBITDA	$(347)	$—	$(347)

(2)      Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2015 and 2014: (i) equity-based compensation of $341 and $0, (ii) interest expense of $1,204 and $0, (iii) depreciation and amortization expense of $1,323 and $0, respectively.

Acquired in August 2014, Jefferson Terminal revenues in the three months ended March 31, 2015 were comprised of $3,236 in terminal services revenue and $1,410 in lease income related to tank railcars purchased and subsequently leased in the fourth quarter of 2014.
Total expenses in the Jefferson Terminal segment increased $12,006, to $13,068 in the three months ended March 31, 2015 from $1,062 in the three months ended March 31, 2014. Expenses in the three months ended March 31, 2015 were comprised of (i) operating expenses of $6,673 incurred in connection with terminal operations, including $853 of equity-based compensation expense, (ii) amortization expense related to acquired customer relationships of $885 (iii) depreciation expense of $2,423 related to tank railcars and property, plant and equipment, and (iv) interest expense of $3,087 related to term debt used to finance the purchase of Jefferson Terminal, as well as amounts outstanding on previously issued municipal bonds. All expenses in the three months ended March 31, 2014 were comprised of acquisition and transaction costs for the acquisition of Jefferson Terminal in August 2014.
Net loss attributable to members was $4,727 in the three months ended March 31, 2015, compared to a net loss of $1,062 for the three months ended March 31, 2014. In addition to the changes discussed above, net loss attributable to non-controlling interest in consolidated subsidiaries was $3,654 for the three months ended March 31, 2015.
Adjusted Net Loss was $4,215 in the three months ended March 31, 2015 as compared to $0 in in the three months ended March 31, 2014, an increase of $4,215. In addition to the changes in Net loss attributable to members noted above, this was impacted by the absence of acquisition and transaction expenses of $1,062 incurred related to the acquisition of Jefferson Terminal during 2014 and non-controlling share of Adjusted Net Loss of $3,654, offset by equity-based compensation expense of $853 in the three months ended March 31, 2015.
Adjusted EBITDA was $(347) in the three months ended March 31, 2015 as compared to $0 in in the three months ended March 31, 2014, a decrease of $347. In addition to the changes in Net loss attributable to members noted above, this was impacted by higher (i) non-controlling share of Adjusted EBITDA of $2,868, which included equity based compensation expense of $341, interest expense of $1,204, and depreciation and amortization expense of $1,323 in the three months ended March 31, 2015 and (ii) lower acquisition and transaction expenses of $1,062 in the three months ended March 31, 2015. These were offset by higher (i) depreciation and amortization expense of $3,308 related to acquired customer relationships, tank railcars and property, plant and equipment, (ii) interest expense of $3,087, and (iii) equity-based compensation expense of $853.

Railroad Segment
The following table presents our results of operations and reconciliation of Net Loss attributable to members to Adjusted Net Loss in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for the Railroad segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$6,289	$—	$6,289
Total revenues	6,289	—	6,289

Expenses
Operating expenses	7,084	—	7,084
Acquisition and transaction expenses	—	2,309	(2,309)
Depreciation and amortization	509	—	509
Interest expense	130	—	130
Total expenses	7,723	2,309	5,414

Other income
Gain on sale of equipment, net	3	—	3
Total other income	3	—	3
Income before income taxes	(1,431)	(2,309)	878
Provision for income taxes	—	—	—
Net loss	(1,431)	(2,309)	878
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	(33)	—	(33)
Net Loss attributable to members	$(1,398)	$(2,309)	$911
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	567	—	567
Add: Acquisition and transaction expenses	—	2,309	(2,309)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	(13)	—	(13)
Adjusted Net Loss	$(844)	$—	$(844)

The following table sets forth a reconciliation of Net Loss attributable to members to Adjusted EBITDA in the three months ended March 31, 2015 for the Railroad segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Net Loss attributable to members	$(1,398)	$(2,309)	$911
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	567	—	567
Add: Acquisition and transaction expenses	—	2,309	(2,309)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense	509	—	509
Add: Interest expense	130	—	130
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(28)	—	(28)
Adjusted EBITDA	$(220)	$—	$(220)

(1)      Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2015: (i) equity-based compensation of $13, (ii) interest expense of $3, and (iii) depreciation and amortization expense of $12.

Total revenue in the Railroad segment of $6,289 in the three months ended March 31, 2015 relates to revenue generated from CMQR which was acquired in the second quarter of 2014. Revenue consisted of $5,432 in freight rail revenue and $857 in ancillary services and other miscellaneous rail revenue.
Total expenses in the Railroad segment increased $5,414 to $7,723 in the three months ended March 31, 2015 from $2,309 in the three months ended March 31, 2014. Expenses in the three months ended March 31, 2015 were comprised of (i) operating expenses of $7,084 incurred in connection with railroad operations, (ii) depreciation expense of $498 related to property, plant, and equipment, (iii) amortization expense of $11 related to acquired customer relationships, and (iv) interest expense of $130 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad. All expenses in the three months ended March 31, 2014 were comprised of acquisition and transaction costs, for the acquisitions completed during the second quarter of 2014.
Net loss attributable to members was $1,398 in the three months ended March 31, 2015, compared to a net loss of $2,309 for the three months ended March 31, 2014. In addition to the changes discussed above, the increase was also due to a net loss attributable to non-controlling interest in consolidated subsidiaries of $(33) for the three months ended March 31, 2015.
Adjusted Net Loss was $844 in the three months ended March 31, 2015 as compared to $0 in in the three months ended March 31, 2014, an increase of $844. In addition to the changes in Net loss attributable to members noted above, Adjusted Net Loss was impacted by equity-based compensation expense of $567 in 2015, and the absence of acquisition and transaction expenses of $2,309 during 2014 incurred in connection with the acquisition of CMQR.
Adjusted EBITDA was $(220) in the three months ended March 31, 2015 as compared to $0 in in the three months ended March 31, 2014, a decrease of $220. In addition to the changes in Net loss attributable to members noted above, Adjusted EBITDA was also impacted by equity-based compensation expense of $567, depreciation and amortization expense of $509 related to property, plant and equipment, interest expense of $130, and non-controlling share of Adjusted EBITDA of $(28).

Corporate
The following table presents our results of operations and reconciliation of Net Loss attributable to members to Adjusted Net Loss in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for Corporate:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
	(in thousands)
Expenses
General and administrative	$348	$227	$121
Acquisition and transaction expenses	368	(38)	406
Management fees to affiliate	2,414	751	1,663
Interest expense	—	45	(45)
Total expenses	3,130	985	2,145
Net Loss attributable to members	$(3,130)	$(985)	$(2,145)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	368	(38)	406
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(2,762)	$(1,023)	$(1,739)
The following table sets forth a reconciliation of Net Loss attributable to members to Adjusted EBITDA in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 for Corporate:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)
(in thousands)
Net Loss attributable to members	$(3,130)	$(985)	$(2,145)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	368	(38)	406
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense	—	—	—
Add: Interest expense	—	45	(45)
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(2,762)	$(978)	$(1,784)

In Corporate, total expenses increased by $2,145 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 mainly due to an increase in management fees of $1,663 attributable to an increase in the weighted average contributed capital, higher general and administrative expenses of $121, as well an increase in costs for abandoned transaction opportunities of $406.
Net loss attributable to members increased by $2,145, to $3,130 in the three months ended March 31, 2015 as compared to $985 in the three months ended March 31, 2014, driven by the changes discussed above.
Adjusted Net Loss was $2,762 in the three months ended March 31, 2015 as compared to $1,023 in the three months ended March 31, 2014, an increase of $1,739. In addition to the changes in Net loss attributable to members noted above, Adjusted Net Loss was primarily impacted by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the three months ended March 31, 2015, which is excluded from Adjusted Net Loss.
Adjusted EBITDA was $(2,762) in the three months ended March 31, 2015 as compared to $(978) in the three months ended March 31, 2014, a decrease of $1,784. In addition to the changes in Net loss attributable to members noted above, the decrease was primarily impacted by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the three months ended March 31, 2015, offset by a reduction in interest expense.
Transactions with Affiliates and Affiliated Entities
We are managed by FIG Transportation Fund Management LLC (the “Manager”), an affiliate of Fortress, pursuant to a management agreement (the “Management Agreement”) which provides for the Fortress Transportation and Infrastructure General Partnership (the "Partnership") to bear obligations for management fees and expense reimbursements payable to the Manager. Our Management Agreement requires our Manager to manage our business affairs in conformity with a broad asset acquisition strategy adopted and monitored by our board of directors. From time to time, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates or other affiliates of Fortress, which may include, but are not limited to, certain financing arrangements, acquisition of assets, acquisition of debt obligations, debt, co-investments, and other assets that present an actual, potential or perceived conflict of interest. In May 2015, in connection with the IPO, the Company entered into a new management agreement with FIG LLC, which replaced the existing management agreement.
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At December 31, 2014 and March 31, 2015, accounts payable to this vendor were $14,025 and $10,014, respectively.
Subsequent Events
In April and May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called. In May 2015, 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in the Company. Immediately prior to the consummation of the IPO, the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the Partnership Agreement in exchange for the limited partnership interest in each such partnership equal to the amount of any such undistributed incentive allocations.  The limited partners of the Onshore Fund and Offshore Fund and the Master GP will receive the underlying value in common shares commensurate with their partnership interest inclusive, in the case of the Master GP, of any undistributed incentive allocations. Additionally, on May 20, 2015, we completed our IPO of 20 million common shares, at a price to the public of $17.00 per share.
We intend to use the net proceeds, together with other sources of capital and liquidity, for the acquisition of new assets in the sectors the we currently invest in, as well as to opportunistically acquire assets across the entire transportation and transportation-related infrastructure and equipment market. In addition, we intend to use the net proceeds for follow-on investments in existing assets, working capital and other general purposes.

In May 2015, in connection with the IPO, the Company entered into a new management agreement with FIG LLC, which replaced the existing management agreement. Pursuant to the new management agreement, FIG LLC or its affiliate will receive a monthly management fee and reimbursement for certain expenses incurred.  Additionally, in May 2015, the partnership agreement of the Partnership was amended whereby, among other things, the existing Incentive Return arrangement for the Master GP was revised to specify that the entitlement to certain incentive distributions be based on the consolidated net income in excess of certain hurdle return targets and capital gains income of the Partnership, subject to certain adjustments, as defined, before any amounts are distributed to the Company.

Liquidity and Capital Resources
Our principal uses of liquidity have been (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our partners, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the three months ended March 31, 2015 and 2014, cash used for the purpose of making investments was $44,329 and $56,756, respectively.

•	In three months ended March 31, 2015 and 2014, distributions to members were $23,718 and $4,005, respectively, and distributions to non-controlling interest were $111 and $93, respectively.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been (i) revenues from our infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) after operating expenses, (ii) borrowings, (iii) distributions received from unconsolidated investees, and (v) capital contributions from our members.

•
During three months ended March 31, 2015 and 2014, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $10,715 and $7,671, respectively.

•
During three months ended March 31, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $4,255. During three months ended March 31, 2014, there were no additional borrowings and we made total principal repayments of $2,367.

•
During three months ended March 31, 2015 and 2014, we received $987 and $2,600 in cash distributions from our unconsolidated investees, respectively, of which $54 and $1,313 was included in cash flows from operating activities, respectively.

•	During three months ended March 31, 2015 and 2014, proceeds from the sale of assets were $121 and $135, respectively.

•
During three months ended March 31, 2015 and 2014, capital contributions from members were $61,991 and $98,000, respectively, and capital contributions from non-controlling interests were $11,922 and $0, respectively. As of March 31, 2015, we had a total of $363,920 of capital availability remaining under our partnership agreements (including $129,603 of prior distributions subject to recall pursuant to the terms of the Partnership Agreement).

In addition, the Company is currently evaluating over $1.5 billion of potential Infrastructure and Equipment Leasing transactions which could occur within the next 12 months. However, as of the date of this filing, none of the above-referenced pipeline transactions or negotiations are definitive or included within the planned liquidity needs of the Company.

Historical Cash Flow
Comparison of the three months ended March 31, 2015 and March 31, 2014
The following table compares the historical cash flow for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$6,222	$4,624
Net cash used in investing activities	(35,681)	(52,636)
Net cash provided by financing activities	44,626	92,054
Net cash provided by operating activities was $6,222 in the three months ended March 31, 2015 as compared to $4,624 in the three months ended March 31, 2014, representing a $1,598 increase. Net income was $1,942 in the three months ended March 31, 2015, compared to $1,602 in the three months ended March 31, 2014, an increase of $340. The increase in net cash provided was driven by was an increase in non-cash adjustments to reconcile net income which include an increase of (i) $8,731 relating to depreciation and amortization, (ii) $2,004 of amortization of lease intangibles and incentives, (iii) $363 in equity in earnings of unconsolidated entities, (iv) $1,420 of equity based compensation, offset by a decrease due to income from forfeiture of security deposits of $1,120. Offsetting the increase was cash used in operating activities primarily due to an increase in cash used in accounts payable and accrued liabilities of $8,610 due to the continued expansion of our business, and accounts receivable increased by $149 related to an increase in our customer base. Additionally, there was a decrease in operating distributions of $1,259 as compared to 2014.
Net cash used in investing activities was $35,681 and $52,636 in the three months ended March 31, 2015 and 2014, respectively, representing a $16,955 decrease. The decreased use in cash for investing was driven by a lower number of investments made in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Cash used in acquisitions of leasing equipment and related lease intangibles decreased year over year by $29,123 in 2015 as compared to 2014. Additionally, cash was used to fund the other investment of $27,600 in the three months ended March 31, 2014, which did not occur in March 31, 2015. The funding of restricted cash balances increased cash outflows from investing activities by $4,653 in 2015 as compared to the three months ended March 31, 2014 in connection with the requirements of the Jefferson Terminal Credit Agreement. This was offset by higher cash flows used for the acquisitions of property plant and equipment in the three months ended March 31, 2015 by $44,296 due to the continued expansion and development of Jefferson Terminal and CMQR.
Net cash provided by financing activities was $44,626 and $92,054 in 2015 and 2014, respectively, representing a $47,428 decrease. Such decrease was attributable to (i) a decrease in capital contributions from members of $36,009, (ii) an increase in distributions to members of $19,713, (iii) an increase in repayment of debt, net of proceeds from borrowings, of $1,688 and (iv) an increase in the release of maintenance deposits, net of receipts of $2,183. These increases in cash outflows were offset by an increase in net security deposit receipts of $261 and increased contributions from non-controlling interest of $11,922, offset by capital distributions to non-controlling interests of $18.
Liquidity
Funds Available for Distribution (“FAD”) is not a financial measure in accordance with GAAP. The Company uses FAD in evaluating its ability to meets its stated dividend policy. The Company believes FAD will be a useful metric for investors and analysts for similar purposes. However, as described below, FAD is subject to a number of limitations and assumptions and there can be no assurance that the Company will generate FAD sufficient to meet its intended dividends. The GAAP measure more directly comparable to FAD is net cash provided by operating activities.
The Company defines FAD as: cash from operating activities plus principal collections on finance leases, proceeds from sale of assets, and return of capital distributions from unconsolidated entities, less payments on debt and capital distributions to non-controlling interest, and excluding changes in working capital.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in thousands)
Cash from Operating Activities	$6,222	$4,624
Add: Principal Collections on Finance Leases	2,941	2,698
Add: Proceeds from sale of assets	121	135
Add: Return of Capital Distributions from Unconsolidated Entities	933	1,287
Less: Payments on Debt	(4,255)	(2,367)
Less: Capital Distributions to Non-Controlling Interest	(111)	(93)
Exclude: Changes in Working Capital	7,751	(1,043)
Funds Available for Distribution (FAD)	$13,602	$5,241
Limitations
FAD has material limitations as a liquidity measure of the Company because such measure excludes items that are required elements of the Company’s net cash provided by operating activities as described below. FAD should not be considered in isolation or as a substitute for analysis of the Company’s results of operations under GAAP and it is not the only metric that should be considered when evaluating the Company’s ability to meet its stated dividend policy. Specifically:

•
FAD does not include equity capital called from the Company’s existing limited partners, proceeds from any debt issuance or future equity offering, historical cash and cash equivalents and expected investments in the Company’s operations.

•	FAD does not give pro forma effect to prior acquisitions, certain of which cannot be quantified.

•
While FAD reflects the cash inflows from sale of certain assets, FAD does not reflect the cash outflows to acquire assets as the Company relies on alternative sources of liquidity to fund such purchases.

•
FAD does not reflect expenditures related to capital expenditures, acquisitions and other investments as the Company has multiple sources of liquidity and intends to fund these expenditures with the net proceeds from this offering, future incurrences of indebtedness, additional capital contributions and/or future issuances of equity.

•	FAD does not reflect any maintenance capital expenditures necessary to maintain the same level of cash generation from our capital investments.

•
FAD does not reflect changes in working capital balances as management believes that changes in working capital are primarily driven by short term timing differences which are not meaningful to the Company’s distribution decisions.

•	Management has significant discretion to make distributions and the Company is not bound by any contractual provision that requires it to use cash for distributions.
If such factors were included in FAD, there can be no assurance that the results would be consistent with the Company’s presentation of FAD.
Debt Obligations
The debt agreements to which our subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. These agreements restrict, among other things, the ability of our subsidiaries that are party to such agreements and their respective subsidiaries to incur indebtedness, create liens on property, make investments or distributions, or dispose of assets.
Under such debt agreements, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty may constitute an event of default and trigger an acceleration of payments.
Container Loan #1
On December 27, 2012, a subsidiary of the company entered into a Credit Agreement (“Container Loan #1”) with a bank for an initial aggregate amount of approximately $55.9 million. Borrowings under the loan bear interest at a rate selected by the Company of either (i) a LIBOR based rate plus a spread of 3.75% or (ii) a Base Rate equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%, plus a spread of 3.75%.
Container Loan #1 requires monthly payments of interest and scheduled principal payments through its maturity. It can be prepaid without penalty after December 27, 2015. At March 31, 2015, the outstanding principal amount of the indebtedness under Container Loan #1 was approximately $40.2 million. Container Loan #1 is secured on a first priority basis by the Company’s interests in the shipping containers financed by Container Loan #1 and its related direct finance leases. Container Loan #1 contains negative covenants which limit certain actions of the borrowers.
Upon the occurrence and during the continuance of an event of default under Container Loan #1, principal, interest and any fees or other amounts owed under Container Loan #1 bear interest at a rate that is 2% per annum in excess of the interest rate otherwise payable with respect to such amounts. As of March 31, 2015, our subsidiaries were in compliance with all of the covenants under this agreement.

Container Loan #2
On August 15, 2013, a subsidiary of the Company, entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21.5 million in connection with the acquisition of a portfolio of shipping containers and related equipment subject to direct finance leases. Borrowings under Container Loan #2 bear interest at a rate of LIBOR plus a spread of 3.25%.
Container Loan #2 requires quarterly payments of interest and scheduled principal payments through its maturity and can be prepaid without penalty at any time. At March 31, 2015, the outstanding principal amount of the indebtedness under Container Loan #2 was approximately $18.6 million. Container Loan #2 is secured on a first priority basis by the Company’s interests in the shipping containers financed by the Container Loan #2 and its related direct finance leases. Container Loan #2 contains negative covenants which limit certain actions of the borrowers.

Upon the occurrence and during the continuance of an event of default under the Container Loan #2, principal, interest and any fees or other amounts owed under the Container Loan #2 bear interest at a rate that is 2.5% per annum in excess of the interest rate otherwise payable with respect to such amounts. As of March 31, 2015, our subsidiaries were in compliance with all of the covenants under this agreement.
Jefferson Terminal Credit Agreement
On August 27, 2014, Jefferson Gulf Coast Energy Partners LLC, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100.0 million. Borrowings under the Jefferson Terminal Credit Agreement bear interest, at the Company’s option, at the Adjusted Eurodollar Rate plus a spread of 8.00% or at a Base Rate plus a spread of 7.00%. At March 31, 2015, borrowings under the Jefferson Terminal Credit Agreement bore interest at a rate of 9.00%. The Jefferson Terminal Credit Agreement provides for a prepayment premium ranging from 1% to 3% of the aggregate principal amount prepaid, including repayment at maturity (the “Exit Fee”).
The Jefferson Terminal Credit Agreement requires quarterly payments of $0.25 million beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1.25 million beginning with the quarter ending December 31, 2016, and may be prepaid or repaid at any time prior to its maturity on February 27, 2018. As of March 31, 2015, the outstanding principal amount of the indebtedness under the Jefferson Terminal Credit Agreement was approximately $99.5 million.
The Jefferson Terminal Credit Agreement is secured on a first priority basis by substantially all assets of Jefferson Terminal, with certain exceptions. The Jefferson Terminal Agreement contains affirmative and negative covenants which limit certain actions of the borrowers. In addition, the Jefferson Terminal Credit Agreement contains a financial covenant requiring Consolidated EBITDA of Jefferson Gulf Coast Energy Holdings, LLC and its subsidiaries to be at least $30.0 million in any rolling twelve month period beginning with December 31, 2015. As of March 31, 2015, the Company was in compliance with all of the covenants under the Jefferson Terminal Agreement.
The Jefferson Terminal Credit Agreement contains a restricted payment covenant that restricts the Jefferson parties to the agreement and their subsidiaries from making distributions to us unless (a) the Jefferson Group Members (as defined in such agreement) would, on a pro forma basis after giving effect to such restricted payment, have a total debt leverage ratio of not more than 2.50 to 1.00 and (b) such distributions do not exceed $10 million in any calendar year or $25 million in the aggregate during the term of the Jefferson Terminal Credit Agreement. This restriction is subject to a number of other exceptions, including, among others, an exception for (a) issuances of equity to management not in excess of $2 million in any calendar year (with unused amounts in any calendar year being carried over to succeeding calendar years), (b) exceptions for activities otherwise permitted by the Jefferson Terminal Credit Agreement, to the extent such activities constitute a restricted payment, (c) exceptions for payments made with respect to (i) operating costs and expenses of FTAI Energy Partners LLC incurred in the ordinary course of business, other corporate overhead costs and expenses of FTAI Energy Partners LLC, (ii) taxes, (iii) permitted tax distributions, (iv) financing for certain permitted investments, (v) salary, bonus and other benefits payable to officers and employees of parent and any other director or indirect parent company of Jefferson Gulf Coast Energy Holdings LLC to the extent related to the ownership or operation of Jefferson Gulf Coast Energy Holdings LLC, and (vi) fees and expenses related to any unsuccessful equity or debt offering by Parent that is directly attributable to the operations of Jefferson Gulf Coast Energy Holdings LLC, Jefferson Gulf Coast Energy Partners LLC or their subsidiaries. As a result of these restrictions, Jefferson Gulf Coast Energy Partners LLC may only make limited distributions to us, if any, which in turn limits the availability of cash from Jefferson that we may use to make distributions to our shareholders.
Series 2010 Bonds
On December 1, 2010, Jefferson County Industrial Development Corporation issued $300.0 million of its Series 2010 Bonds, which provided tax-exempt financing for businesses, to be used for specific purposes to stimulate the economy of the respective beneficiary counties. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds requires approval from a trustee prior to release of funds.
In accordance with the terms of the trust indenture and security agreements, Series 2010 Bonds can be tendered by bondholders and purchased by the Company using the unused restricted cash proceeds. Series 2010 Bonds purchased by the Company are deemed to be owned by the Company, and are classified as assets, tendered bonds, in the Consolidated Balance Sheet with an equal corresponding amount as debt, as Series 2010 bonds owned by the Company are not deemed extinguished or cancelled. Tendered bonds do not convey principal or interest payments while held by the Company. As of March 31, 2015, in the Consolidated Balance Sheet, the Company has $298.0 million of Tendered Bonds and an equal corresponding amount in Debt.
The Series 2010 bonds have a stated maturity date of December 1, 2040 and the principal amount is due at maturity. As of March 31, 2015, the Company was in compliance with all of the covenants under the Series 2010 Bonds.
Series 2012 Bonds
On August 1, 2012, Jefferson County Industrial Development Corporation issued $46.9 million of its Series 2012 Bonds to specifically fund construction and operation of an intermodal transfer facility for crude oil and refined petroleum products. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds requires approval from a trustee prior to release of funds. Such restricted cash may only be released to us after payment of applicable reserves, including a six-month interest reserve, and expenses, as determined by the trustee.
In connection with the Company’s acquisition of Jefferson Terminal, the Series 2012 Bonds were recorded at a fair value of $48.5 million, which is inclusive of a $1.8 million premium which is being amortized using the effective interest method over the remaining contractual term of the Series 2012 Bonds. As of March 31, 2015, $46.7 million of original principal on the Series 2012 Bonds remained outstanding.
The Series 2012 Bonds have a stated maturity of July 1, 2032, bear interest at 8.25%, and require scheduled principal payments. The principal of the Series 2012 Bonds are payable annually at varying amounts. As of March 31, 2015, the Company was in compliance with all of the covenants under the Series 2012 Bonds.
FTAI Pride Credit Agreement
On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a bank in respect of a term loan in an aggregate amount of $75.0 million. The loan proceeds were used in connection with the acquisition of an advanced offshore construction vessel. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%. At March 31, 2015, borrowings under the FTAI Pride Credit Agreement bore interest at a rate of 4.77%.
The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1.6 million beginning in the quarter ending December 31, 2014, through its maturity and can be prepaid without penalty at any time. At March 31, 2015, the outstanding principal amount of indebtedness under the FTAI Pride Credit Agreement was approximately $71.9 million.
The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel and charter. The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring a Fixed Charges Coverage Ratio (as defined by the FTAI Pride Credit Agreement) of FTAI Pride of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later. As of March 31, 2015, the Company was in compliance with all of the covenants under the FTAI Pride Credit Agreement.
CMQR Credit Agreement
On September 18, 2014, CMQR entered into a credit agreement (the “CMQR Credit Agreement”) with a financial institution in respect of a revolving line of credit in an aggregate amount of $10.0 million. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as each of those terms is defined by the CMQR Credit Agreement and the maturity date is September 18, 2017. Borrowings under the CMQR Credit Agreement bore interest at an average rate of 2.92% at March 31, 2015.
The CMQR Credit Agreement requires quarterly payments of interest. At March 31, 2015, the outstanding principal amount of indebtedness under the CMQR Credit Agreement was approximately $9.4 million.
The CMQR Credit Agreement is also indirectly supported by the Onshore and Offshore Funds (the “sponsors”). In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to $20.0 million (subject to reduction of such amount to take into account capital contributions to CMQR) in capital from the sponsors, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the sponsors. The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR and a financial covenant requiring a Fixed Charge Coverage Ratio as defined, of CMQR and its subsidiaries of not less than 1.30:1.00 in any rolling four-quarter period, effective after September

30, 2014. At March 31, 2015, the Company was in compliance with all of the covenants contained in the CMQR Credit Agreement.
Loan Payable to Non-Controlling Interest
In May 2013, in connection with the capitalization of a consolidated entity, the Company and the owner of the non-controlling interest loaned approximately $18.3 million and $3.2 million, respectively, to the entity in proportion to their respective ownership percentages of 85% and 15%. The loans bear interest at an annual rate of 5% and require monthly payments of principal and interest through their final maturity in May 2021. At March 31, 2015, the outstanding principal amount of the loan payable to non-controlling interest was approximately $2.5 million. The loan amount funded by the Company and related interest have been eliminated in consolidation.
Contractual Obligations
The following table summarizes our future obligations, by period due, as of March 31, 2015, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of March 31, 2015.

	Payments Due by Period (in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter

Container Loan #1	$40,220	$5,459	$7,279	$27,482	$—	$—	$—
Container Loan #2	18,592	7,240	7,385	452	3,515	—	—
Note payable to non-controlling interest	2,486	302	403	403	403	403	572
FTAI Pride Credit Agreement	71,875	4,687	6,250	6,250	6,250	48,438	—
CMQR Credit Agreement	9,412	—	—	9,412	—	—	—
Jefferson Terminal Credit Agreement	99,500	750	2,000	5,000	91,750	—	—
Jefferson Bonds Payable (1)	344,730	1,220	1,320	1,425	1,545	1,670	337,550
Total principal payments on loans and bonds payable	$586,815	$19,658	$24,637	$50,424	$103,463	$50,511	$338,122

Total estimated interest payments (2)	88,606	15,094	17,863	16,547	7,539	5,142	26,421

Operating lease obligations	69,348	3,710	5,029	5,026	4,019	3,891	47,673

Total contractual obligations	$744,769	$38,462	$47,529	$71,997	$115,021	$59,544	$412,216

(1) Includes $298,000 of tendered bonds which do not convey principal or interest payments while held by the Company and excludes unamortized premium.
(2) Estimated interest payments based on rates as of March 31, 2015; excludes interest payments on $298,000 of tendered bonds which do not convey interest while held by the Company.
Application of Critical Accounting Policies
The preparation of the Company’s unaudited consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Company’s unaudited consolidated financial statements and on the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other factors that the Company believes is reasonable under the circumstances. The Company considers these accounting estimates to be critical because changes in underlying assumptions or estimates could have the potential to materially impact its financial statements.
The Company’s significant accounting policies are summarized in Note 2 and throughout the footnotes to its unaudited consolidated financial statements. The Company believes that certain of these policies are critical because they are important to the presentation of its financial condition and results. On an ongoing basis, the Company evaluates its estimates and assumptions, particularly as they relate to accounting policies that the Company believes are most important to the presentation of its financial condition and results of operations. The Company regards an accounting estimate or assumption to be most important to the presentation of its financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on its financial condition or operating performance is material.
Operating Leases
We lease equipment pursuant to net operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.
We also recognize lease revenue related to the portion of maintenance payments received from lessees of aviation equipment that are not expected to be reimbursed in connection with major maintenance events.

Finance Leases
As of March 31, 2015, we lease shipping containers and an anchor handling tug supply vessel pursuant to finance leases. These leases generally include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provide for minimum lease payments with a present value of 90% or more of the fair value of the asset at the date of lease inception. Net investment in finance leases represents the minimum lease payments due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
Maintenance Payments
Typically, under an operating lease of aviation equipment, the lessee is responsible for performing all maintenance and is generally required to make maintenance payments to the Company for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft or engine. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending on the component, and are generally required to be made monthly in arrears. If a lessee is making monthly maintenance payments, the Company would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following the completion of the relevant work.
The Company records the portion of maintenance payments paid by the lessee that is expected to be reimbursed as maintenance deposit liabilities on the consolidated balance sheet. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the maintenance deposit liability.

Property, Plant and Equipment, Leasing Equipment and Depreciation
Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable), and depreciated to estimated residual values using the straight-line method over estimated useful lives and residual values which are summarized as follows:

	Range of Estimated Useful Lives	Residual Value Estimates
Passenger aircraft	25 years from date of manufacture	Not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	20% of new build cost
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and improvements	20 - 30 years	Scrap value at end of useful life
Railroad Equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Crude Oil Terminal Machinery and Equipment	15 - 20 years from date of manufacture	Scrap value at end of useful life
Vehicles	7 years from date of manufacture	Scrap value at end of useful life
Furniture and Fixtures	3 - 10 years from date of purchase	None
Computer Hardware and Software	3 - 5 years from date of purchase	None

Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Costs of major additions and betterments are capitalized and depreciation commences once it is placed into service. Interest costs directly related to and incurred during the construction period of property, plant and equipment are capitalized.
For planned major maintenance or component overhaul activities for aviation equipment off lease, the cost of such major maintenance or component overhaul event is capitalized and depreciated on a straight-line basis over the period until the next maintenance or component overhaul event is required.
In accounting for leasing equipment, the Company makes estimates about the expected useful lives, residual values and the fair value of acquired in-place leases and acquired maintenance liabilities (for aviation equipment). In making these estimates, the Company relies upon observable market data for the same or similar types of equipment and, in the case of Aviation equipment, its own estimates with respect to a lessee’s anticipated utilization of the aircraft. When the Company acquires leasing equipment subject to an in-place lease, determining the fair value of the in-place lease requires the Company to make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the in-place lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease.
The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.

Impairment of Long-lived Assets
The Company performs a recoverability assessment of each of its long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; or the introduction of newer technology aircraft, vessels, engines or railcars. When performing a recoverability assessment, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
Management of the Company develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular asset and historical experience in the leasing markets, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, demand for a particular asset type and other factors.
Goodwill
The Company reviews carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairment is expensed when incurred. For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss.
The first step compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including the Company’s assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount a second step must be completed in order to determine the amount of goodwill impairment that should be recorded, if any. Although the Company believes the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of the impairment review. If the forecasts of cash flows generated by the Jefferson Terminal and the Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect the Company’s operating results. The Company performed a sensitivity analysis for goodwill impairment and determined that a hypothetical 5% decline in the fair value of each reporting unit as of October 1, 2014 would not result in an impairment of goodwill for any reporting unit.
Derivative Financial Instruments
In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. One of the Company’s designated interest rate derivatives is a cash flow hedge. The Company does not enter into speculative derivative transactions.
On the date that the Company enters into an interest rate derivative, its designation as a cash flow hedge is formally documented. On an ongoing basis, an assessment is made as to whether the interest rate derivative has been highly effective in offsetting changes in the cash flows of the variable rate interest payments on the associated debt and whether the interest rate derivative is expected to remain highly effective in future periods. If it were to be determined that the interest rate derivative is not (or has ceased to be) highly effective as a cash flow hedge, the use of cash flow hedge accounting would be discontinued prospectively.
All interest rate derivatives are recognized on the balance sheet at their fair value. For interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative, if any, is calculated and recorded in interest expense. Changes in fair value of non-hedge derivatives are recorded in earnings on a current basis.
In the event of a termination of an interest rate derivative prior to its contracted maturity, any related net gains or losses in accumulated other comprehensive income at the date of termination would be reclassified into earnings, unless it remains probable that interest payments on the debt will continue to occur, in which case the amount in accumulated other comprehensive income would be reclassified into earnings as the interest payments on the debt affect earnings.
Recent Accounting Pronouncements
Please see note 2 to our consolidated financial statements included elsewhere in this filing for recent accounting pronouncements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.
Interest Rate Risk
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive to many factors, including the U.S. government’s monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposure relates to our term loan arrangements.
Our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our finance leases. We manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps). As a result, when market rates of interest change, there is generally not a material impact on our interest expense, future earnings or cash flows.
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
As of March 31, 2015, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $2.3 million and $(2.3) million, respectively, over the next twelve months before the impact of interest rate derivatives.
Through the use of an interest rate swap, we have reduced our exposure to interest rate changes with respect to 70% of the outstanding principal balance of Container Loan #1. Through the use of an interest rate cap, we have reduced our exposure to interest rate changes with respect to 50% of the outstanding principal balance of that portion of Container Loan #2 attributable to equipment which is subject to direct finance leases having a five year term (representing a notional amount of approximately $2.5 million at March 31, 2015).
Foreign Currency Exchange Risk
Our functional currency is U.S. dollars. All of our leasing arrangements are denominated in U.S. dollars. Currently, the majority of freight rail revenue is also denominated in U.S. dollars, but a portion is denominated in Canadian dollars. Although foreign exchange risk could arise from our operations in multiple jurisdictions, we do not have significant exposure to foreign currency risk as our leasing arrangements are denominated in U.S. dollars. All of our purchase agreements are negotiated in U.S. dollars, and we currently receive the majority of revenue in U.S. dollars. We pay substantially all of our expenses in U.S. dollars; however we pay some expenses in Canadian dollars. Because we currently receive the majority of our revenues in U.S. dollars and pay substantially all of our expenses in U.S. dollars, we do not expect a change in foreign exchange rates would have a significant impact on our results of operations or cash flows.
Item 4.    Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.         Legal Proceedings
We may be involved in litigation matters arising in the ordinary course of our business. Although we will be unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A.         Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks relating to our business, risks relating to our Manager, risks related to taxation and risks relating to our common shares. However, these categories do overlap and should not be considered exclusive.
Risks Relating to Our Business
Uncertainty relating to macroeconomic conditions may reduce the demand for our assets, result in non-performance of contracts by our lessees or charterers, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. More recently, excess supply in oil and gas markets has put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. These conditions have resulted in significant contraction, de-leveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
Further, demand for our assets is related to passenger and cargo traffic growth, which in turn is dependent on general business and economic conditions. We cannot assure you that the recent global economic downturn will not continue or worsen, which could have an adverse impact on passenger and cargo traffic levels and consequently our lessees’ and charterers’ business, which may in turn result in a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our assets. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us, which could result in increased non-performance of contracts by our lessees or charterers and adversely impact our business, prospects, financial condition, results of operations and cash flows.
The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the recent economic downturn, and any future oversupply could materially adversely affect our results of operations and cash flows.
The oversupply of a specific asset is likely to depress the lease or charter rates for and the value of that type of asset and result in decreased utilization of our assets, and the industries in which we operate have experienced periods of oversupply during which rates and asset values have declined, particularly during the recent economic downturn. Factors that could lead to such oversupply include, without limitation:

•	general demand for the type of assets that we purchase;

•	general macroeconomic conditions, including market prices for commodities that our assets may serve;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	the availability of credit;

•	restructurings and bankruptcies of companies in the industries in which we operate, including our customers;

•	manufacturer production levels and technological innovation;

•	manufacturers merging or exiting the industry or ceasing to produce certain asset types;

•	retirement and obsolescence of the assets that we own;

•	our railroad infrastructure may be damaged, including by flooding and railroad derailments;

•	increases in supply levels of assets in the market due to the sale or merging of operating lessors; and

•	reintroduction of previously unused or dormant assets into the industries in which we operate.
These and other related factors are generally outside of our control and could lead to persistence of, or increase in, the oversupply of the types of assets that we acquire or decreased utilization of our assets, either of which could materially adversely affect our results of operations and cash flow. In addition, lessees may redeliver our assets to locations where there is oversupply, which may lead to additional repositioning costs for us if we move them to areas with higher demand. Positioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Positioning expenses can be significant if a large portion of our assets are returned to locations with weak demand, which could materially adversely affect our business, prospects, financial condition, results of operations and cash flow.
There can be no assurance that any target returns will be achieved.
Our target returns for assets are targets only and are not forecasts of future profits. We develop target returns based on our Manager’s assessment of appropriate expectations for returns on assets and the ability of our Manager to enhance the return generated by those assets through active management. There can be no assurance that these assessments and expectations will be achieved and failure to achieve any or all of them may materially adversely impact our ability to achieve any target return with respect to any or all of our assets.
In addition, our target returns are based on estimates and assumptions regarding a number of other factors, including, without limitation, holding periods, the absence of material adverse events affecting specific investments (which could include, without limitation, natural disasters, terrorism, social unrest or civil disturbances), general and local economic and market conditions, changes in law, taxation, regulation or governmental policies and changes in the political approach to transportation investment, either generally or in specific countries in which we may invest or seek to invest. Many of these factors, as well as the other risks described elsewhere in this report, are beyond our control and all could adversely affect our ability to achieve a target return with respect to an asset. Further, target returns are targets for the return generated by specific assets and not by us.

Numerous factors could prevent us from achieving similar returns, notwithstanding the performance of individual assets, including, without limitation, taxation and fees payable by us or our operating subsidiaries, including fees payable to our Manager and the incentive allocation payable to Fortress Transportation and Infrastructure Master GP LLC (the "General Partner").
There can be no assurance that the returns generated by any of our assets will meet our target returns, or any other level of return, or that we will achieve or successfully implement our asset acquisition objectives, and failure to achieve the target return in respect of any of our assets could, among other things, have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow. Further, even if the returns generated by individual assets meet target returns, there can be no assurance that the returns generated by other existing or future assets would do so, and the historical performance of the assets in our existing portfolio should not be considered as indicative of future results with respect to any assets.

Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.
The success of our business depends in large part on the success of the operators in the sectors in which we participate. Cash flows from our assets are substantially impacted by our ability to collect compensation and other amounts to be paid in respect of such assets from the customers with which we enter into leases, charters or other contractual arrangements. Inherent in the nature of the leases, charters and other arrangements for the use of such assets is the risk that we may not receive, or may experience delay in realizing, such amounts to be paid. While we target the entry into contracts with credit-worthy counterparties, no assurance can be given that such counterparties will perform their obligations during the term of the leases, charters or other contractual arrangements. In addition, when counterparties default, we may fail to recover all of our assets, and the assets we do recover may be returned in damaged condition or to locations where we will not be able to efficiently lease, charter or sell them. In most cases, we maintain, or require our lessees to maintain, certain insurances to cover the risk of damages or loss of our assets. However, these insurance policies may not be sufficient to protect us against a loss.
Depending on the specific sector, the risk of contractual defaults may be elevated due to excess capacity as a result of oversupply during the recent economic downturn. We lease assets to our customers pursuant to fixed-price contracts, and our customers then seek to utilize those assets to transport goods and provide services. If the price at which our customers receive for their transportation services decreases as a result of an oversupply in the marketplace, then our customers may be forced to reduce their prices in order to attract business (which may have an adverse effect on their ability to meet their contractual lease obligations to us), or may seek to renegotiate or terminate their contractual lease arrangements with us to pursue a lower-priced opportunity with another lessor, which may have a direct, adverse effect on us. See “-The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the financial crisis, and any future oversupply could materially adversely affect our results of operations and cash flows” above. Any default by a material customer would have a significant impact on our profitability at the time the customer defaulted, which could materially adversely affect our operating results and growth prospects. In addition, some of our counterparties may reside in jurisdictions with legal and regulatory regimes that make it difficult and costly to enforce such counterparties’ obligations.
We may not be able to renew or obtain new or favorable charters or leases, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.
Our operating leases are subject to greater residual risk than direct finance leases because we will own the assets at the expiration of an operating lease term and we may be unable to renew existing charters or leases at favorable rates, or at all, or sell the leased or chartered assets, and the residual value of the asset may be lower than anticipated. In addition, our ability to renew existing charters or leases or obtain new charters or leases will also depend on prevailing market conditions, and upon expiration of the contracts governing the leasing or charter of the applicable assets, we may be exposed to increased volatility in terms of rates and contract provisions. Likewise, our customers may reduce their activity levels or seek to terminate or renegotiate their charters or leases with us. If we are not able to renew or obtain new charters or leases in direct continuation, or if new charters or leases are entered into at rates substantially below the existing rates or on terms otherwise less favorable compared to existing contractual terms, or if we are unable to sell assets for which we are unable to obtain new contracts or leases, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.
If we acquire a high concentration of a particular type of asset, or concentrate our investments in a particular sector, our business, prospects, financial condition, results of operations and cash flows could be adversely affected by changes in market demand or problems specific to that asset or sector.

If we acquire a high concentration of a particular asset, or concentrate our investments in a particular sector, our business and financial results could be adversely affected by sector-specific or asset-specific factors. For example, if a particular sector experiences difficulties such as increased competition or oversupply, the operators we rely on as a lessor may be adversely affected and consequently our business and financial results may be similarly affected. If we acquire a high concentration of a particular asset and the market demand for a particular asset declines, it is redesigned or replaced by its manufacturer or it experiences design or technical problems, the value and rates relating to such asset may decline, and we may be unable to lease or charter such asset on favorable terms, if at all. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We operate in highly competitive markets.
The business of acquiring transportation and transportation-related infrastructure assets is highly competitive. Market competition for opportunities includes traditional transportation and infrastructure companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds and other private investors, including other affiliates of Fortress. Some of these competitors may have access to greater amounts of capital and/or to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have certain advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Strong competition for investment opportunities could result in fewer such opportunities for us, as certain of these competitors have established and are establishing investment vehicles that target the same types of assets that we intend to purchase.
In addition, some of our competitors may have longer operating histories, greater financial resources and lower costs of capital than us, and consequently, may be able to compete more effectively in one or more of our target markets. We likely will not always be able to compete successfully with our competitors and competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
Litigation to enforce our contracts and recover our assets has inherent uncertainties that are increased by the location of our assets in jurisdictions that have less developed legal systems.
While some of our contractual arrangements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce our counterparties’ obligations under such contractual arrangements is subject to applicable laws in the jurisdiction in which enforcement is sought. While some of our existing assets are used in specific jurisdictions, transportation and transportation-related infrastructure assets by their nature generally move throughout multiple jurisdictions in the ordinary course of business. As a result, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the our owned assets in various jurisdictions cannot be predicted. To the extent more of our business shifts to areas outside of the United States and Europe, such as China, it may become more difficult and expensive to enforce our rights and recover our assets.
Certain liens may arise on our assets.
Certain of our assets are currently subject to liens under separate financing arrangements entered into by two of our subsidiaries in connection with acquisitions of shipping containers. In the event of a default under such arrangements by the applicable subsidiary, the lenders thereunder would be permitted to take possession of or sell such assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In addition, our currently owned assets and assets that we purchase in the future may be subject to other liens based on the industry practices relating to such assets. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our assets, and to the extent our lessees or charterers do not comply with their obligations to discharge any liens on the applicable assets, we may find it necessary to pay the claims secured by such liens in order to repossess such assets. Such payments could materially adversely affect our operating results and growth prospects.

The values of the assets that we purchase may fluctuate due to various factors.
The fair market values of our assets may decrease or increase depending on a number of factors, including the prevailing level of charter or lease rates from time to time, general economic and market conditions affecting our target markets, type and age of assets, supply and demand for assets, competition, new governmental or other regulations and technological advances, all of which could impact our profitability and our ability to lease, charter or sell such assets. In addition, our assets depreciate as they age and may generate lower revenues and cash flows. We must be able to replace such older, depreciated assets with newer assets, or our ability to maintain or increase our revenues and cash flows will decline. In addition, if we dispose of an asset for a price that is less than the depreciated book value of the asset on our balance sheet or if we determine that an asset’s value has been impaired, we will recognize a related charge in our consolidated statement of operations and such charge could be material.
Our use of joint ventures or partnerships, and our Manager’s outsourcing of certain functions, may present unforeseen obstacles or costs.
We have acquired and may in the future acquire interests in certain assets in cooperation with third-party partners or co-investors through jointly-owned acquisition vehicles, joint ventures or other structures. In these co-investment situations, our ability to control the management of such assets depends upon the nature and terms of the joint arrangements with such partners and our relative ownership stake in the asset, each of which will be determined by negotiation at the time of the investment and the determination of which is subject to the discretion of our Manager. Depending on our Manager’s perception of the relative risks and rewards of a particular asset, our Manager may elect to acquire interests in structures that afford relatively little or no operational and/or management control to us. Such arrangements present risks not present with wholly-owned assets, such as the possibility that a co-investor becomes bankrupt, develops business interests or goals that conflict with our interests and goals in respect of the assets, all of which could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
In addition, our Manager expects to utilize third party contractors to perform services and functions related to the operation and leasing of our assets. These functions may include billing, collections, recovery and asset monitoring. Because we and our Manager do not directly control these third parties, there can be no assurance that the services they provide will be delivered at a level commensurate with our expectations, or at all. The failure of any such third party contractors to perform in accordance with our expectations could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
We are subject to the risks and costs of obsolescence of our assets.
Technological and other improvements expose us to the risk that certain of our assets may become technologically or commercially obsolete. For example, in our Aviation Leasing segment, as manufacturers introduce technological innovations and new types of aircraft, some of our assets could become less desirable to potential lessees. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by us. In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft less desirable and less valuable in the marketplace. In our Offshore Energy segment, development and construction of new, sophisticated, high-specification assets could cause our assets to become less desirable to potential charterers, and insurance rates may also increase with the age of a vessel, making older vessels less desirable to potential charterers. Any of these risks may adversely affect our ability to lease, charter or sell our assets on favorable terms, if at all, which could materially adversely affect our operating results and growth prospects.
The North American rail sector is a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
The rail sector is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by federal agencies including the Environmental Protection Agency, or EPA, the Department of Transportation, or DOT, the Occupational Safety and Health Act, or OSHA, the Federal Railroad Administration, or FRA, as well as numerous other state, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.

We believe that our rail operations are in substantial compliance with applicable laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change and varying interpretation by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. In addition, from time to time we are subject to inspections and investigations by various regulators. In April 2015, we received a notice from Transport Canada that it is investigating a possible violation under the Railway Safety Act related to inspections of our operations conducted in March 2015. We believe we are in compliance with applicable requirements, and, while we cannot predict with certainty the outcome of the investigation, we do not believe it will have a material adverse effect on the Company. Violation of environmental or other laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.
Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, in December 2009, a proposed bill called the “Surface Transportation Board Reauthorization Act of 2009” was introduced in the Senate but not advanced. In addition, more recently proposed bills such as the “Rail Shipper Fairness Act of 2015,” if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on FTAI’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect FTAI’s profitability.
Under various federal, state and local environmental requirements, as the owner or operator of terminals or other facilities, we may be liable for the costs of removal or remediation of contamination at or from our existing locations, whether we knew of, or were responsible for, the presence of such contamination. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, we may be liable for the costs of remediating third-party sites where hazardous substances from our operations have been transported for treatment or disposal, regardless of whether we own or operate that site. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not yet been discovered at our current or former locations or locations that we may acquire.
A discharge of hydrocarbons or hazardous substances into the environment associated with operating our rail assets could subject us to substantial expense, including the cost to recover the materials spilled, restore the affected natural resources, pay fines and penalties, and natural resource damages and claims made by employees, neighboring landowners, government authorities and other third parties, including for personal injury and property damage. We may experience future catastrophic sudden or gradual releases into the environment from our facilities or discover historical releases that were previously unidentified or not assessed. Although our inspection and testing programs are designed to prevent, detect and address any such releases promptly, the liabilities incurred due to any future releases into the environment from our assets, have the potential to substantially affect our business. Such events could also subject us to media and public scrutiny that could have a negative effect on our operations and also on the value of our common shares.
Our business could be adversely affected if service on the railroads is interrupted or if more stringent regulations are adopted regarding railcar design or the transportation of crude oil by rail.
As a result of hydraulic fracturing and other improvements in extraction technologies, there has been a substantial increase in the volume of crude oil and liquid hydrocarbons produced and transported in North America, and a geographic shift in that production versus historical production. The increase in volume and shift in geography has resulted in a growing percentage of crude oil being transported by rail. High-profile accidents involving crude-oil-carrying trains in Quebec, North Dakota and Virginia, and more recently in West Virginia and Illinois, have raised concerns about the environmental and safety risks associated with crude oil transport by rail and the associated risks arising from railcar design.

In May 2015, the DOT issued new production standards and operational controls for rail tank cars used in “High-Hazard Flammable Trains” (such as ethanol, crude oil and other flammable liquids).  The new standard applies for all cars manufactured after October 1, 2015, and existing tank cars must be retrofitted within the next three to eight years.  The operational controls applicable include reduced speed restrictions, and maximum lengths on trains carrying these materials.  Retrofitting our tank cars will be required under these new standards.  While we may be able to pass some of these costs on to our customers, there may be additional costs that we cannot pass on to them. We continue to monitor the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments.  It is unclear how these regulations will impact the crude-by-rail industry, and any such impact would depend on a number of factors that are outside of our control.  If, for example, overall volume of crude-by-rail decreases, or if we do not have access to a sufficient number of compliant cars to transport required volumes under our existing contracts, our operations may be negatively affected.  This may lead to a decrease in revenues and other consequences.
The adoption of additional federal, state, provincial or local laws or regulations, including any voluntary measures by the rail industry regarding railcar design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of railcars, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts or bottlenecks, could adversely impact our customers’ ability to move their product and, as a result, could affect our business.
Our assets are exposed to unplanned interruptions caused by catastrophic events outside of our control which may disrupt our business and cause damage or losses that may not be adequately covered by insurance.
The operations of transportation and infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, such as cyclones, earthquakes, landslides, floods, explosions, fires, major plant breakdowns, pipeline or electricity line ruptures or other disasters. Operational disruption, as well as supply disruption, could adversely impact the cash flows available from these assets. For example, the 2011 earthquake in Japan and the related nuclear reactor accidents have caused the disruption of cargo shipping lines by closing off certain ports and requiring additional precautionary and safety measures at other ports around the world. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, either indirectly through our lessees or charterers or through our own insurance policies, no assurance can be given that the occurrence of any such event will not materially adversely affect us. In addition, if a lessee or charter is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease or charter. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
Our assets generally require routine maintenance, and we may be exposed to unforeseen maintenance costs.
We may be exposed to unforeseen maintenance costs for our assets associated with a lessee’s or charterer’s failure to properly maintain the asset. We enter into leases and charters with respect to some of our assets pursuant to which the lessees are primarily responsible for many obligations, which generally include complying with all governmental requirements applicable to the lessee or charterer, including operational, maintenance, government agency oversight, registration requirements and other applicable directives. Failure of a lessee or charterer to perform required maintenance during the term of a lease or charter could result in a decrease in value of an asset, an inability to re-lease or charter an asset at favorable rates, if at all, or a potential inability to utilize an asset. Maintenance failures would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease or charter; such costs to restore the asset to an acceptable condition prior to re-leasing, charter or sale could be substantial. Any failure by our lessees or charterers to meet their obligations to perform required scheduled maintenance or our inability to maintain our assets could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
Some of our customers operate in highly regulated industries and changes in laws or regulations, including laws with respect to international trade, may adversely affect our ability to lease, charter or sell our assets.
Some of our customers operate in highly regulated industries such as aviation and offshore energy. A number of our contractual arrangements-for example, our leasing aircraft engines or offshore energy equipment to third-party operators-require the operator (our customer) to obtain specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under such arrangements and for the export, import or re-export of the related assets. Failure by our customers or, in certain circumstances, by us, to obtain certain licenses and approvals could negatively affect our ability to conduct our business. In addition, the shipment of goods, services and technology across international borders subjects the operation of our assets to international trade laws and regulations. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. If any such regulations or sanctions affect the asset operators that are our customers, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

It is impossible to predict whether third parties will allege liability related to our purchase of the MM&A assets out of bankruptcy, including possible claims related to the July 6, 2013 train derailment near Lac-Mégantic, Quebec.
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately 2 million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident may arise in the future. No claims have been made or threatened against us as of March 31, 2015 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
Certain of our assets are subject to purchase options held by the charterer or lessee of the asset which, if exercised, could reduce the size of our asset base and our future revenues.
We have granted purchase options to the charterers and lessees of certain of our assets. The market values of these assets may change from time to time depending on a number of factors, such as general economic and market conditions affecting the industries in which we operate, competition, cost of construction, governmental or other regulations, technological changes and prevailing levels of charter or lease rates from time to time. The purchase price under a purchase option may be less than the asset’s market value at the time the option may be exercised. In addition, we may not be able to obtain a replacement asset for the price at which the asset is sold. In such cases, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.
The profitability of our Offshore Energy segment may be impacted by the profitability of the offshore oil and gas industry generally, which is significantly affected by, among other things, volatile oil and gas prices.
Demand for assets in the Offshore Energy segment and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile (and have declined significantly in the last six months) and are affected by numerous factors beyond the Company’s control, such as: worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
Our Shipping Containers segment is affected by the lack of an international title registry for containers, which increases the risk of ownership disputes.
Although the Bureau International des Containers registers and allocates a unique four letter prefix to every container in accordance with International Standardization Organization (“ISO”) standard 6346 (Freight container coding, identification and marking) there is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interest in containers. While this has not historically had a material impact on our intermodal assets, the lack of a title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties, such as creditors of end-users, who may improperly claim ownership of the containers, especially in countries with less developed legal systems.

Our international operations involve additional risks, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.
We and our customers operate in various regions throughout the world. As a result, we may, directly or indirectly, be exposed to political and other uncertainties, including risks of:

•	terrorist acts, armed hostilities, war and civil disturbances;

•	acts of piracy;

•	significant governmental influence over many aspects of local economies;

•	seizure, nationalization or expropriation of property or equipment;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	political unrest;

•	foreign and U.S. monetary policy and foreign currency fluctuations and devaluations;

•	the inability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	import-export quotas, wage and price controls, imposition of trade barriers;

•	U.S. and foreign sanctions or trade embargoes;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	compliance with applicable anti-corruption laws and regulations;

•	changing taxation policies, including confiscatory taxation;

•	other forms of government regulation and economic conditions that are beyond our control; and

•	governmental corruption.
Any of these or other risks could adversely impact our customers’ international operations which could materially adversely impact our operating results and growth opportunities.
We may make acquisitions in emerging markets throughout the world, and investments in emerging markets are subject to greater risks than developed markets and could adversely affect our business, prospects, financial condition, results of operations and cash flows.
To the extent that we acquire assets in emerging markets-which we may do throughout the world-additional risks may be encountered that could adversely affect our business. Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. In addition, the currencies in which investments are denominated may be unstable, may be subject to significant depreciation and may not be freely convertible or may be subject to the imposition of other monetary or fiscal controls and restrictions.
Emerging markets are still in relatively early stages of their development and accordingly may not be highly or efficiently regulated. Moreover, emerging markets tend to be shallower and less liquid than more established markets which may adversely affect our ability to realize profits from our assets in emerging markets when we desire to do so or receive what we perceive to be their fair value in the event of a realization. In some cases, a market for realizing profits from an investment may not exist locally. In addition, issuers based in emerging markets are not generally subject to uniform accounting and financial reporting standards, practices and requirements comparable to those applicable to issuers based in more developed countries, thereby potentially increasing the risk of fraud and other deceptive practices. Settlement of transactions may be subject to greater delay and administrative uncertainties than in developed markets and less complete and reliable financial and other information may be available to investors in emerging markets than in developed markets. In addition, economic instability in emerging markets could adversely affect the value of our assets subject to leases or charters in such countries, or the ability of our lessees or charters, which operate in these markets, to meet their contractual obligations. As a result, lessees or charterers that operate in emerging market countries may be more likely to default under their contractual obligations than those that operate in developed countries. Liquidity and volatility limitations in these markets may also adversely affect our ability to dispose of our assets at the best price available or in a timely manner.
As we have and may continue to acquire assets located in emerging markets throughout the world, we may be exposed to any one or a combination of these risks, which could adversely affect our operating results.
We are actively evaluating acquisitions of assets and operating companies in other transportation and infrastructure sectors which could result in additional risks and uncertainties for our business and unexpected regulatory compliance costs.
While our existing portfolio consists of assets in the aviation, energy, intermodal transport and rail sectors, we are actively evaluating acquisitions of assets and operating companies in other sectors of the transportation and transportation-related infrastructure and equipment markets and we plan to be flexible as other attractive opportunities arise over time. To the extent we make acquisitions in other sectors, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. Many types of transportation assets, including certain rail, airport and seaport assets, are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such assets are to be used outside of the United States. Failing to register the assets, or losing such registration, could result in substantial penalties, forced liquidation of the assets and/or the inability to operate and, if applicable, lease the assets. We may need to incur significant costs to comply with the laws and regulations applicable to any such new acquisition. The failure to comply with these laws and regulations could cause us to incur significant costs, fines or penalties or require the assets to be removed from service for a period of time resulting in reduced income from these assets. In addition, if our acquisitions in other sectors produce insufficient revenues, or produce investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed.
We may acquire operating businesses, including businesses whose operations are not fully matured and stabilized. These businesses may be subject to significant operating and development risks, including increased competition, cost overruns and delays, and difficulties in obtaining approvals or financing. These factors could materially affect our business, financial condition, liquidity and results of operations.
We have acquired, and may in the future acquire, operating businesses including businesses whose operations are not fully matured and stabilized (such as Jefferson Terminal). While we have deep experience in the construction and operation of these companies, we are nevertheless subject to significant risks and contingencies of an operating business, and these risks are greater where the operations of such businesses are not fully matured and stabilized. Key factors that may affect our operating businesses include, but are not limited to:

•	competition from market participants;

•	general economic and/or industry trends, including pricing for the products or services offered by our operating businesses;

•
the issuance and/or continued availability of necessary permits, licenses, approvals and agreements from governmental agencies and third parties as are required to construct and operate such businesses;

•	changes or deficiencies in the design or construction of development projects;

•	unforeseen engineering, environmental or geological problems;

•	potential increases in construction and operating costs due to changes in the cost and availability of fuel, power, materials and supplies;

•	the availability and cost of skilled labor and equipment;

•
our ability to enter into additional satisfactory agreements with contractors and to maintain good relationships with these contractors in order to construct development projects within our expected cost parameters and time frame, and the ability of those contractors to perform their obligations under the contracts and to maintain their creditworthiness;

•	potential opposition from non-governmental organizations, environmental groups, local or other groups which may delay or prevent development activities;

•	local and economic conditions;

•	changes in legal requirements; and

•	force majeure events, including catastrophes and adverse weather conditions.
Any of these factors could materially affect our business, financial condition, liquidity and results of operations.
Terrorist attacks could negatively impact our operations and our profitability and may expose us to liability and reputational damage.
Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact airports or aircraft, ports where our containers and vessels travel, or our physical facilities or those of our customers. In addition, it is also possible that our assets could be involved in a terrorist attack. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations. Although our lease and charter agreements generally require the counterparties to indemnify us against all damages arising out of the use of our assets, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes our assets.
Because we are a recently formed company with a limited operating history, our historical financial and operating data may not be representative of our future results.
We are a recently formed limited liability company with a limited operating history. Our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved if we were a public company or results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all. Further, we will only make acquisitions identified by our Manager. As a result of this concentration of assets, our financial performance will depend on the performance of our Manager in identifying target assets, the availability of opportunities falling within our asset acquisition strategy and the performance of those underlying assets.
Future changes in accounting rules could significantly impact how both we and our customers account for our leases.
Our consolidated financial statements are prepared in accordance with GAAP. In May 2013, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification 840 (“ASC 840”), Leases. Pursuant to the Lease ED, leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. It is anticipated that the final standard would have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on our consolidated financial statements.
Our leases and charters require payments in U.S. dollars, but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees or charterers may be unable to meet their payment obligations to us in a timely manner.
Our current leases and charters require that payments be made in U.S. dollars. If the currency that our lessees or charterers typically use in operating their businesses devalues against the U.S. dollar, our lessees or charterers could encounter difficulties in making payments to us in U.S. dollars. Furthermore, many foreign countries have currency and exchange laws regulating international payments that may impede or prevent payments from being paid to us in U.S. dollars. Future leases or charters may provide for payments to be made in euros or other foreign currencies. Any change in the currency exchange rate that reduces the amount of U.S. dollars obtained by us upon conversion of future lease payments denominated in euros or other foreign currencies, may, if not appropriately hedged by us, have a material adverse effect on us and increase the volatility of our earnings.

Our inability to obtain sufficient capital would constrain our ability to grow our portfolio and to increase our revenues.
Our business is capital intensive, and we have used and may continue to employ leverage to finance our operations. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on the availability and cost of debt and equity capital. Additionally, our ability to borrow against our assets is dependent, in part, on the appraised value of such assets. If the appraised value of such assets declines, we may be required to reduce the principal outstanding under our debt facilities or otherwise be unable to incur new borrowings.
We can give no assurance that the capital we need will be available to us on favorable terms, or at all. Our inability to obtain sufficient capital, or to renew or expand our credit facilities, could result in increased funding costs and would limit our ability to:

•	meet the terms and maturities of our existing and future debt facilities;

•	purchase new assets or refinance existing assets;

•	fund our working capital needs and maintain adequate liquidity; and

•	finance other growth initiatives.
In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). As such, certain forms of financing such as finance leases may not be available to us. Please see “- If we are deemed an “investment company” under the Investment Company Act of 1940, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”

The effects of various environmental regulations may negatively affect the industries in which we operate which could have a material adverse effect on our financial condition, results of operations and cash flows.
We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and noise and emission levels. Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s or charterer’s current or historical operations, any of which could have a material adverse effect on our results of operations and financial condition. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our cash flows and results of operations.
If we are deemed an “investment company” under the Investment Company Act of 1940, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for certain privately-offered investment vehicles set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We are a holding company that is not an investment company because we are engaged in the business of holding securities of our wholly-owned and majority-owned subsidiaries, which are engaged in transportation and related businesses which lease assets pursuant to operating leases and finance leases. The Investment Company Act may limit our and our subsidiaries’ ability to enter into financing leases and engage in other types of financial activity because less than 40% of the value of our and our subsidiaries’ total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis can consist of “investment securities.”
If we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation that would significantly change our operations, and we would not be able to conduct our business as described in this report. We have not obtained a formal determination from the SEC as to our status under the Investment Company Act and, consequently, any violation of the Investment Company Act would subject us to material adverse consequences.

Risks Related to Our Manager
We are dependent on our Manager and other key personnel at Fortress and may not find suitable replacements if our Manager terminates the Management Agreement or if other key personnel depart.
Our officers and other individuals who perform services for us are employees of our Manager. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive allocations distributed to the General Partner and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress on a timely basis could materially adversely affect our ability to operate and grow our business.
In addition, our Manager may assign our Management Agreement to an entity whose business and operations are managed or supervised by Mr. Wesley R. Edens, who is a principal and a Co-Chairman of the board of directors of Fortress, an affiliate of our Manager, and a member of the management committee of Fortress since co-founding Fortress in May 1998. In the event of any such assignment to a non-affiliate of Fortress, the functions currently performed by our Manager’s current personnel may be performed by others. We can give you no assurance that such personnel would manage our operations in the same manner as our Manager currently does, and the failure by the personnel of any such entity to acquire assets generating attractive risk-adjusted returns could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are conflicts of interest in our relationship with our Manager.
Our Management Agreement, the Partnership Agreement and our operating agreement were not negotiated at arm’s-length, and their terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C.-invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $69.9 billion of assets under management as of March 31, 2015.

Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager intends to engage in additional transportation and infrastructure related management and transportation, infrastructure and other investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy. In addition, our operating agreement provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of FTAI and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which, certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
The structure of our Manager’s and the General Partner’s compensation arrangements may have unintended consequences for us. We have agreed to pay our Manager a management fee and the General Partner is entitled to receive incentive allocations from Holdco that are each based on different measures of performance. Consequently, there may be conflicts in the incentives of our Manager to generate attractive risk-adjusted returns for us. In addition, because the General Partner and our Manager are both affiliates of Fortress, the Income Incentive Allocation paid to the General Partner may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive allocations. Investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential. This could result in increased risk to the value of our portfolio of assets and our common shares.
Our directors have approved a broad asset acquisition strategy for our Manager and do not approve each acquisition made by our Manager. In addition, we may change our strategy without a shareholder vote, which may result in our acquiring assets that are different, riskier or less profitable than our current assets.
Our Manager is authorized to follow a broad asset acquisition strategy. We may pursue other types of acquisitions as market conditions evolve. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a shareholder vote, change our target sectors and acquire a variety of assets that differ from, and are possibly riskier than, our current asset portfolio. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in our existing portfolio. Our directors will periodically review our strategy and our portfolio of assets. However, our board does not review or pre-approve each proposed acquisition or our related financing arrangements. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to reverse by the time they are reviewed by the directors even if the transactions contravene the terms of the Management

Agreement. In addition, we may change our asset acquisition strategy, including our target asset classes, without a shareholder vote.
Our asset acquisition strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets we target and our ability to finance such assets on a short or long-term basis. Opportunities that present unattractive risk-return profiles relative to other available opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the assets we target. Decisions to make acquisitions in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce or eliminate our ability to pay dividends on our common shares or have adverse effects on our liquidity or financial condition. A change in our asset acquisition strategy may also increase our exposure to interest rate, foreign currency or credit market fluctuations. In addition, a change in our asset acquisition strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.
Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our assets.
Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s shareholders or partners for any acts or omissions by our Manager, its members, managers, officers or employees, except liability to the Company, our shareholders, directors, officers and employees and persons controlling us, by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We will, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.
Our Manager’s due diligence of potential asset acquisitions or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.
Our Manager intends to conduct due diligence with respect to each asset acquisition opportunity or other transaction it pursues. It is possible, however, that our Manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the asset and will rely on information provided by the seller of the asset. In addition, if asset acquisition opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.

Risks Related to Taxation

Shareholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash dividends from us.
So long as we would not be required to register as an investment company under the Investment Company Act of 1940 if we were a U.S. Corporation and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”), on a continuing basis, FTAI will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Shareholders may be subject to U.S. federal, state, local and possibly, in some cases, non-U.S. income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of Holdco or any other entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable year, regardless of whether they receive cash dividends from us.

Shareholders may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income.
In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation (“CFC”) or a Passive Foreign Investment Company (“PFIC”), may produce taxable income prior to our receipt of cash relating to such income, and shareholders subject to U.S. federal income tax will be required to take such income into account in determining their taxable income.
Under our operating agreement, in the event of an inadvertent partnership termination in which the Internal Revenue Service (“IRS”) has granted us limited relief, each shareholder also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require shareholders to recognize additional amounts in income during the years in which they have held common shares. We may also be required to make payments to the IRS.
Tax gain or loss on a sale or other disposition of our common shares could be more or less than expected.
If a sale of our common shares by a shareholder is taxable in the United States, the shareholder will recognize gain or loss equal to the difference between the amount realized by such shareholder on such sale and such shareholder’s adjusted tax basis in those shares. Prior distributions to such shareholder in excess of the total net taxable income allocated to such shareholder, which will have decreased such shareholder’s adjusted tax basis in its shares, will effectively increase any gain recognized by such shareholder if the shares are sold at a price greater than such shareholder’s adjusted tax basis in those shares, even if the price is less than their original cost to such shareholder. A portion of the amount realized, whether or not representing gain, may be treated as ordinary income to such shareholder.
Our ability to make distributions depends on our receiving sufficient cash distributions from our subsidiaries, and we cannot assure our shareholders that we will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities.
Our subsidiaries may be subject to local taxes in each of the relevant territories and jurisdictions in which they operate, including taxes on income, profits or gains and withholding taxes. As a result, our funds available for distribution is indirectly reduced by such taxes, and the post-tax return to our shareholders is similarly reduced by such taxes.

In general, a shareholder that is subject to U.S. federal income tax must include in income its allocable share of FTAI’s items of income, gain, loss, deduction, and credit (including, so long as FTAI is treated as a partnership for tax purposes, FTAI’s allocable share of those items of Holdco and any pass-through subsidiaries of Holdco) for each of our taxable years ending with or within such shareholder’s taxable year. However, the cash distributed to a shareholder may not be sufficient to pay the full amount of such shareholder’s tax liability in respect of its investment in us, because each shareholder’s tax liability depends on such shareholder’s particular tax situation and the tax treatment of our underlying activities or assets.
If we are treated as a corporation for U.S. federal income tax purposes, the value of the shares could be adversely affected.
We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. As of the date of the consummation of our initial public offering, under then current law and assuming full compliance with the terms of our operating agreement (and other relevant documents) and based upon factual statements and representations made by us, our outside counsel opined that we will be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. However, opinions of counsel are not binding upon the IRS or any court, and the IRS may challenge this conclusion and a court may sustain such a challenge. The factual representations made by us upon which our outside counsel relied relate to our organization, operation, assets, activities, income, and present and future conduct of our operations. In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a “publicly traded partnership” (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of the Code and it is not required to register as an investment company under the Investment Company Act of 1940. We refer to this exception as the “Qualifying Income Exception.”

Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We currently expect that a substantial portion of our income will constitute either “Subpart F” income (defined below) derived from CFCs or QEF Inclusions (as defined below). While we believe that such income constitutes qualifying income, no assurance can be given that the IRS will agree with such position. We also believe that our return from investments will include interest, dividends, capital gains and other types of qualifying income, but no assurance can be given as to the types of income that will be earned in any given year.
If we fail to satisfy the Qualifying Income Exception, we would be required to pay U.S. federal income tax at regular corporate rates on our worldwide income. In addition, we would likely be liable for state and local income and/or franchise taxes on such income. Dividends to shareholders would constitute ordinary dividend income taxable to such shareholders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for shareholders and thus could result in a substantial reduction in the value of our common shares.
Non-U.S. Holders (defined below) should anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning and disposing of our common shares.
In light of our intended investment activities, we may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes, in which case some portion of our income would be treated as effectively connected income with respect to Non-U.S. Holders. Moreover, we anticipate that, in the future, we will sell interests in U.S. real holding property corporations (each a “USRPHC”) and therefore be deemed to be engaged in a U.S. trade or business for that reason at such time. If we were to realize gain from the sale or other disposition of a U.S. real property interest (including a USRPHC) or were otherwise engaged in a U.S. trade or business, Non-U.S. Holders generally would be required to file U.S. federal income tax returns and would be subject to U.S. federal withholding tax on their allocable share of the effectively connected income on gain at the highest marginal U.S. federal income tax rates applicable to ordinary income. Non-U.S. holders that are corporations may also be subject to a branch profits tax on their allocable share of such income. In addition, if we were treated as being engaged in a U.S. trade or business, a portion of any gain recognized by a Non-U.S. Holder on the sale or exchange of its common shares could be treated for U.S. federal income tax purposes as effectively connected income, and hence such Non-U.S. Holder could be subject to U.S. federal income tax on the sale or exchange. Accordingly, Non-U.S. Holders should anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our common shares.
Non-U.S. Holders that hold (or are deemed to hold) more than 5% of our common shares (or held, or were deemed to hold, more than 5% of our common shares) may be subject to U.S. federal income tax upon the disposition of some or all their common shares.
If a Non-U.S. Holder held more than 5% of our common shares at any time during the 5 year period preceding such Non-U.S. Holder’s disposition of our common shares, and we were considered a USRPHC (determined as if we were a U.S. corporation) at any time during such 5 year period because of our current or previous ownership of U.S. real property interests above a certain threshold, such Non-U.S. Holder may be subject to U.S. tax on such disposition of our common shares (and may have a U.S. tax return filing obligation).
Tax-exempt shareholders may face certain adverse U.S. tax consequences from owning our common shares.
We are not required to manage our operations in a manner that would minimize the likelihood of generating income that would constitute “unrelated business taxable income” (“UBTI”) to the extent allocated to a tax-exempt shareholder. Although we expect to invest through subsidiaries that are treated as corporations for U.S. federal income tax purposes and such corporate investments would generally not result in an allocation of UBTI to a shareholder on account of the activities of those subsidiaries, we may not invest through corporate subsidiaries in all cases. Moreover, UBTI includes income attributable to debt-financed property and we are not prohibited from debt financing our investments, including investments in subsidiaries. Furthermore, we are not prohibited from being (or causing a subsidiary to be) a guarantor of loans made to a subsidiary. If we (or certain of our subsidiaries) were treated as the borrower for U.S. tax purposes on account of those guarantees, some or all of our investments could be considered debt-financed property. The potential for income to be characterized as UBTI could make our common shares an unsuitable investment for a tax-exempt entity. Tax-exempt shareholders are urged to consult their tax advisors regarding the tax consequences of an investment in common shares.
We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. federal income tax purposes.

Certain of our investments may be in non-U.S. corporations or may be acquired through a non-U.S. subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a PFIC or a CFC for U.S. federal income tax purposes. U.S. Holders indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences.

If substantially all of the U.S. source rental income derived from aircraft or ships used to transport passengers or cargo in international traffic (“U.S. source international transport rental income”) of any of our non-U.S. corporate subsidiaries is attributable to activities of personnel based in the United States, such subsidiary could be subject to U.S. federal income tax on a net income basis at regular tax rates, rather than at a rate of 4% on gross income, which would adversely affect our business and result in decreased funds available for distribution to our shareholders.
We expect that the U.S. source international transport rental income of our non-U.S. subsidiaries generally will be subject to U.S. federal income tax, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, any of our non-U.S. subsidiaries that is treated as a corporation for U.S. federal income tax purposes did not comply with certain administrative guidelines of the IRS, such that 90% or more of such subsidiary’s U.S. source international transport rental income were attributable to the activities of personnel based in the United States (in the case of bareboat leases) or from “regularly scheduled transportation” as defined is such administrative guidelines (in the case of time-charter leases), such subsidiary’s U.S. source rental income would be treated as income effectively connected with a trade or business in the United States. In such case, such subsidiary’s U.S. source international transport rental income would be subject to U.S. federal income tax at a maximum rate of 35%. In addition, such subsidiary would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased funds available for distribution to our shareholders.
Our subsidiaries may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.
Our subsidiaries may be subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their activities and operations, where their assets are used, or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that our subsidiaries are subject to greater taxation than we currently anticipate. For example, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business, and is accordingly subject to U.S. federal income tax. It is possible that the IRS could assert that a greater portion of any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax.
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of our shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Prospective investors should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect our investments and commitments that were previously made, and could adversely affect the value of our shares or cause us to change the way we conduct our business.
Our organizational documents and agreements permit the board of directors to modify our operating agreement from time to time, without the consent of shareholders, in order to address certain changes in Treasury regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all shareholders. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to shareholders in a manner that reflects such shareholders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects shareholders.

We could incur a significant tax liability if the IRS successfully asserts that the “anti-stapling” rules apply to our investments in our non-U.S. and U.S. subsidiaries, which would adversely affect our business and result in decreased funds available for distribution to our shareholders.
If we were subject to the “anti-stapling” rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning more than 50% of the value of both U.S. and non-U.S. corporate subsidiaries, whose equity interests constitute “stapled interests” that may only be transferred together. If the “anti-stapling” rules applied, our non-U.S. corporate subsidiaries that are treated as corporations for U.S. federal income tax purposes would be treated as U.S. corporations, which would cause those entities to be subject to U.S. federal corporate income tax on their worldwide income. Because we intend to separately manage and operate our non-U.S. and U.S. corporate subsidiaries and structure their business activities in a manner that would allow us to dispose of such subsidiaries separately, we do not expect that the “anti-stapling” rules will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which would adversely affect our business and result in decreased funds available for distribution to our shareholders.
We cannot match transferors and transferees of our shares, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our shares.
Because we cannot match transferors and transferees of our shares, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our shareholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of our common shares and could have a negative impact on the value of our common shares or result in audits of and adjustments to our shareholders’ tax returns.
We may allocate items of income, gain, loss, and deduction using a monthly or other convention, whereby any such items we recognize in a given month are allocated to our shareholders as of a specified date of such month. As a result, if a shareholder transfers its common shares, it might be allocated income, gain, loss, and deduction realized by us after the date of the transfer. Similarly, if a shareholder acquires additional common shares, it might be allocated income, gain, loss, and deduction realized by us prior to its ownership of such common shares. Consequently, our shareholders may recognize income in excess of cash distributions received from us, and any income so included by a shareholder would increase the basis such shareholder has in it common shares and would offset any gain (or increase the amount of loss) realized by such shareholder on a subsequent disposition of its common shares.
The sale or exchange of 50% or more of our common shares within a 12-month period will result in our termination for U.S. federal income tax purposes.
We will be considered to have terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of our common shares within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all shareholders and could result in a deferral of depreciation and amortization deductions allowable in computing our taxable income.

Risks Related to Our Common Shares
There can be no assurance that the market for our shares will provide you with adequate liquidity.
There can be no assurance that an active trading market for our common shares will develop or be sustained in the future. Accordingly, if an active trading market for our common shares does not develop or is not maintained, the liquidity of our common shares, your ability to sell your common shares when desired and the prices that you may obtain for your common shares will be adversely affected.

The market price and trading volume of our common shares may be volatile, which could result in rapid and substantial losses for our shareholders.
Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our common shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common shares;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	overall market fluctuations;

•	general economic conditions; and

•	developments in the markets and market sectors in which we participate.
Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common shares.
We are an emerging growth company within the meaning of the Securities Act, and due to our taking advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common shares could be less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. As such, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the last day of the fiscal year following the fifth anniversary of our initial public offering, (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Because we have taken advantage of each of these exemptions, we do not know if some investors will find our common shares less attractive as a result. The result may be a less active trading market for our common shares and our share price may be more volatile.
We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls, and the outcome of that effort may adversely affect our results of operations, financial condition and liquidity.
As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act (the timing of when to comply with the auditor attestation requirements will be determined based on whether we take advantage of certain JOBS Act provisions applicable to emerging growth companies). Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on the effectiveness of those controls. We have undertaken a review of our internal controls and procedures. While we have begun the process of evaluating our internal controls, we are in the early phases of our review. The outcome of our review may adversely affect our results of operations, financial condition and liquidity. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the NYSE. Furthermore, if we discover a material weakness, our share price could decline and our ability to raise capital could be impaired.

Your percentage ownership in us may be diluted in the future.
Your percentage ownership in FTAI may be diluted in the future because of equity awards that may be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offering (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.

Our board of directors has adopted the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, restricted stock units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan; on the date of any equity issuance by the Company during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by the Company in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (i) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (ii) the fair market value of a common share as of the date of such equity issuance.
Sales or issuances of shares of our common shares could adversely affect the market price of our common shares.
Sales of substantial amounts of shares of our common shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our common shares. The issuance of our common shares in connection with property, portfolio or business acquisitions or the exercise of outstanding options or otherwise could also have an adverse effect on the market price of our common shares.
We and our executive officers, directors, Initial Shareholders and the General Partner have agreed that, for a period of 180 days from May 14, 2015, we and they will not, without the prior written consent of the representatives of the underwriters in our initial public offering, dispose of or hedge any shares or any securities convertible into or exchangeable for our common shares. The underwriters, in their sole discretion, may release any of the securities subject to these lock-up agreements at any time, which, in the case of officers and directors, shall be with notice. If the restrictions under the lock-up agreements are waived or upon the expiration of the lock-up agreements, a substantial amount of our common shares may become available for sale into the market, subject to applicable law, which could reduce the market price for our common shares.
The incurrence or issuance of debt, which ranks senior to our common shares upon our liquidation, and future issuances of equity or equity-related securities, which would dilute the holdings of our existing common shareholders and may be senior to our common shares for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common shares.
We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations. Upon our liquidation, lenders and holders of our debt and holders of our preferred shares (if any) would receive a distribution of our available assets before common shareholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common shareholders on a preemptive basis. Therefore, additional issuances of common shares, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common shareholders and such issuances, or the perception of such issuances, may reduce the market price of our common shares. Any preferred shares issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common shareholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common shareholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common shares.
Our determination of how much leverage to use to finance our acquisitions may adversely affect our return on our assets and may reduce funds available for distribution.
We utilize leverage to finance many of our asset acquisitions, which entitles certain lenders to cash flows prior to retaining a return on our assets. While our Manager targets using only what we believe to be reasonable leverage, our strategy does not limit the amount of leverage we may incur with respect to any specific asset. The return we are able to earn on our assets and funds available for distribution to our shareholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.
While we currently intend to pay regular quarterly dividends to our shareholders, we may change our dividend policy at any time.
Although we currently intend to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. As a public company, there can be no assurance that we will pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. For example, the Jefferson Terminal Credit Agreement (as herein defined) contains a covenant that limits its ability to pay dividends to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Debt Obligations” for a discussion of the restrictions on distributions contained in the Jefferson Terminal Credit Agreement. In addition, pursuant to the Partnership Agreement, the General Partner will be entitled to receive incentive allocations before any amounts are distributed by the Company based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively.
Anti-takeover provisions in our operating agreement and Delaware law could delay or prevent a change in control.
Provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our shares could be adversely affected to the extent that provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.

There are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (the “DGCL”) in a manner that may be less protective of the interests of our shareholders.
Our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. Under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. Under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our shareholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

As a public company, we will incur additional costs and face increased demands on our management.
As a newly public company with shares listed on the NYSE, we need to comply with an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations of the SEC and requirements of the NYSE. We expect these rules and regulations will increase our legal and financial compliance costs and make some activities to our board of directors more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors and created additional board committees. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. We are currently evaluating and monitoring developments with respect to these rules, which may impose additional costs on us and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common shares, our share price and trading volume could decline.
The trading market for our common shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our common units or publishes inaccurate or unfavorable research about our business, our common share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common share price or trading volume to decline and our common shares to be less liquid.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3.         Defaults Upon Senior Securities

None.
Item 4.         (Reserved)

Not applicable.
Item 5.         Other Information

None.
Item 6.         Exhibits
See Index to Exhibits immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Chief Executive Officer
June 3, 2015

By:	/s/ Jonathan G. Atkeson
Jonathan G. Atkeson
Chief Financial Officer and Chief Operating Officer
June 3, 2015

By:	/s/ Scott Christopher
Scott Christopher
Chief Accounting Officer
June 3, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Formation (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).
3.2
Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).

10.1
Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).

10.2
Management and Advisory Agreement, dated as of  May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).

10.3	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).
10.4
Registration Rights Agreement, dated as of  May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).

10.5
Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).

10.6
Credit Agreement, dated as of August 27, 2014, among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Partners LLC and the other lenders party thereto (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).

21.1	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.