Form 10-Q/A
period 2015-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2015-06-25
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
There were 73,502,873 common shares representing limited liability company interests outstanding at June 3, 2015.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Fortress Transportation and Infrastructure Investor LLC’s quarterly report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on June 3, 2015 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Chief Executive Officer
June 25, 2015

By:	/s/ Jonathan G. Atkeson
Jonathan G. Atkeson
Chief Financial Officer and Chief Operating Officer
June 25, 2015

By:	/s/ Scott Christopher
Scott Christopher
Chief Accounting Officer
June 25, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Formation (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).*
3.2
Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).*

10.1
Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).*

10.2
Management and Advisory Agreement, dated as of  May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).*

10.3	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).*
10.4
Registration Rights Agreement, dated as of  May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to the Registrant's Report on Form 8-K, filed on May 21, 2015).*

10.5
Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).*

10.6
Credit Agreement, dated as of August 27, 2014, among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Partners LLC and the other lenders party thereto (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).*

21.1	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed April 30, 2015).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed or furnished with, or incorporated by reference in FTAI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on June 3, 2015.