Form 10-Q
period 2015-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2015-08-13
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015 OR

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

(Registrant’s telephone number, including area code) (212) 798-6100 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
There were 75,718,183 common shares representing limited liability company interests outstanding at August 12, 2015.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Notes	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents		$571,314	$22,125
Restricted cash	2	17,750	21,084
Accounts receivable, net		13,274	9,588
Leasing equipment, net	4	521,517	509,379
Finance leases, net	5	96,671	102,813
Property, plant, and equipment, net	6	282,026	228,328
Investments in and advances to unconsolidated entities	7	22,147	21,569
Tendered bonds		298,000	298,000
Intangible assets, net	8	46,408	52,041
Goodwill	3	115,616	115,616
Other assets		25,819	24,048
Total assets		$2,010,542	$1,404,591

Liabilities
Accounts payable and accrued liabilities		$29,263	$43,174
Debt	9	584,274	592,867
Maintenance deposits		35,208	35,575
Security deposits		13,065	13,622
Other liabilities		6,283	5,856
Total liabilities		668,093	691,094

Commitments and contingencies	17

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,718,183 and 53,502,873 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)		757	535
Additional paid in capital		1,220,629	613,683
Accumulated deficit		(2,332)	—
Accumulated other comprehensive income		78	214
Shareholders' equity		1,219,132	614,432
Non-controlling interest in equity of consolidated subsidiaries		123,317	99,065
Total equity		1,342,449	713,497
Total liabilities and equity		$2,010,542	$1,404,591

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2015	2014	2015	2014
Revenues
Equipment leasing revenues		$22,633	$9,751	$45,671	$17,447
Infrastructure revenues		10,931	984	21,866	984
Total revenues	11	33,564	10,735	67,537	18,431

Expenses
Operating expenses		17,600	2,808	32,319	3,345
General and administrative		1,989	721	2,337	948
Acquisition and transaction expenses		1,598	7,140	1,966	10,473
Management fees and incentive allocation to affiliate	14	3,485	1,086	5,899	1,837
Depreciation and amortization	4, 6, 8	10,765	2,792	21,327	4,623
Interest expense		4,757	755	9,572	1,572
Total expenses		40,194	15,302	73,420	22,798

Other income
Equity in earnings of unconsolidated entities	7	1,225	1,527	2,466	3,131
Gain on sale of equipment, net		288	2,255	291	2,215
Interest income		116	8	303	14
Other expense, net		(3)	(11)	(9)	(20)
Total other income		1,626	3,779	3,051	5,340

(Loss) Income before income taxes		(5,004)	(788)	(2,832)	973
Provision for income taxes	13	266	399	496	558
Net (loss) income		(5,270)	(1,187)	(3,328)	415
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries		(4,433)	165	(7,939)	341
Net (loss) income attributable to shareholders		$(837)	$(1,352)	$4,611	$74

(Loss) Earnings per Share:	16
Basic and Diluted		$(0.01)	$(0.03)	$0.08	$—
Weighted Average Shares Outstanding:
Basic		62,879,023	53,502,873	58,216,849	53,502,873
Diluted		62,879,023	53,502,873	58,216,918	53,502,873

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(5,270)	$(1,187)	$(3,328)	$415
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	3	(124)	(136)	(141)
Comprehensive (loss) income	$(5,267)	$(1,311)	$(3,464)	$274
Comprehensive (loss) income attributable to non-controlling interest	$(4,433)	$165	$(7,939)	$341
Comprehensive (loss) income attributable to shareholders	$(834)	$(1,476)	$4,475	$(67)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	$535	$613,683	$—	$214	$99,065	$713,497

Comprehensive (loss) income:
Net (loss) income for the period	—	6,943	(2,332)	—	(7,939)	(3,328)
Other comprehensive (loss) income	—	—	—	(136)	—	(136)
Total comprehensive (loss) income					(7,939)	(3,464)
Capital contributions	—	295,879	—	—	29,869	325,748
Capital distributions	—	(44,917)	—	—	(254)	(45,171)
Issuance of common shares	222	349,017	—	—	—	349,239
Equity-based compensation	—	24	—	—	2,576	2,600
Equity - June 30, 2015	$757	$1,220,629	$(2,332)	$78	$123,317	$1,342,449

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(3,328)	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entities	(2,466)	(3,131)
Gain on sale of equipment	(291)	(2,215)
Income from forfeiture of security deposit	(1,120)	—
Equity-based compensation	2,600	—
Depreciation and amortization	21,327	4,623
Change in current and deferred income taxes	(14)	558
Change in fair value of non-hedge derivative	9	20
Amortization of lease intangibles and incentives	3,913	856
Amortization of deferred financing costs	733	73
Operating distributions from unconsolidated entities	604	4,358
Bad debt expense	159	43
Other	(159)	—
Change in:
Accounts receivable	(3,926)	(1,982)
Other assets	60	(9,399)
Accounts payable and accrued liabilities	(1,762)	11,836
Management fees payable to affiliate	(2,138)	573
Other liabilities	430	(52)
Net cash provided by operating activities	14,631	6,576

Cash flows from investing activities:
Change in restricted cash	3,334	—
Acquisition of other investment	—	(51,939)
Principal collections on finance leases	6,142	5,665
Acquisition of leasing equipment	(26,234)	(58,331)
Acquisition of property plant and equipment	(70,621)	(300)
Acquisition of lease intangibles	—	(3,745)
Acquisition of CMQR	—	(11,308)
Purchase deposit for aircraft and aircraft engines	(4,756)	—
Proceeds from sale of leasing equipment	1,500	14,132
Proceeds from sale of property, plant and equipment	125	93
Proceeds from sale of equipment held for sale	—	135
Return of capital distributions from unconsolidated entities	1,284	2,403
Net cash used in investing activities	$(89,226)	$(103,195)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from debt	$200	$—
Repayment of debt	(8,633)	(4,761)
Receipt of security deposits	1,025	1,074
Return of security deposits	(219)	(350)
Receipt of maintenance deposits	4,330	1,174
Release of maintenance deposits	(5,842)	—
Proceeds from issuance of common shares, net of underwriter's discount	354,057	—
Common shares issuance costs	(1,711)	—
Capital contributions from shareholders	295,879	159,100
Capital distributions to shareholders	(44,917)	(8,410)
Capital contributions from non-controlling interests	29,869	—
Capital distributions to non-controlling interests	(254)	(233)
Net cash provided by financing activities	623,784	147,594

Net increase in cash and cash equivalents	549,189	50,975
Cash and cash equivalents, beginning of period	22,125	7,236
Cash and cash equivalents, end of period	$571,314	$58,211

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$(1,302)	$(22,020)
Acquisition of CMQR	—	(2,991)
Acquisition of property, plant and equipment	(59)	—
In-kind redemption of other investment	—	2,250
Acquisition of other investment	—	(600)
Settled and assumed security deposits	(243)	940
Billed and assumed maintenance deposits	1,144	13,042
Common share issuance costs	(3,107)	—
Change in fair value of cash flow hedge	(136)	(141)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of aviation equipment, offshore energy equipment and shipping containers, and also owns and operates a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), and a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”). The Company has five reportable segments, Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal and Railroad, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 15).
The Company is managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to a management agreement (the “Management Agreement”) which provides for the Company to bear obligations for management fees and expense reimbursements payable to the Manager (Note 14).
At December 31, 2014, through their investment in the Company, the beneficial owners of the Partnership were Fortress Worldwide Transportation and Infrastructure Investors LP (the “Onshore Fund”), with an 89.97% interest and Fortress Worldwide Transportation and Infrastructure Offshore LP (the “Offshore Fund”) with a 9.98% interest; in addition, Fortress Worldwide Transportation and Infrastructure Master GP LLP (the “Master GP”) holds a 0.05% interest. The Master GP is owned by an affiliate of Fortress. The Onshore Fund and the Offshore Fund (collectively, the “Initial Shareholders”) are investment vehicles which are sponsored by Fortress. The general partner of the Onshore Fund and the Offshore Fund is owned by an affiliate of Fortress.
Initial Public Offering (“IPO”)
In May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called.  Through a series of transactions, (i) the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the Partnership Agreement in exchange for the limited partnership interests in the Onshore Fund and the Offshore Fund equal to the amount of any such undistributed incentive allocations and (ii) 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in the Company.
On May 20, 2015, the Company completed an IPO of 20 million common shares at a price to the public of $17.00 per share. On June 15, 2015, the underwriters exercised their overallotment option, pursuant to which the Company issued an additional 2.2 million shares to such underwriters at the IPO price. At June 30, 2015, the Company was owned 29.3% by public shareholders and 70.7% by the Initial Shareholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—-The unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2014 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in Amendment No. 7 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 14, 2015.
Principles of Consolidation—The Company consolidates all entities in which it has a controlling financial interest and in which it has control over significant operating decisions, as well as variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.

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
At June 30, 2015 and December 31, 2014, MT6015 had total assets of $7,533 and $7,450, respectively, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets or to the general credit of the Company.
Reclassifications—Certain prior period amounts have been reclassified to conform to current period presentation.
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
Restricted Cash—Restricted cash of $17,750 and $21,084 at June 30, 2015 and December 31, 2014, respectively, consists of cash held in segregated accounts pursuant to the requirements of the Company’s debt agreements (Note 9).
Goodwill —The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairment is expensed when incurred. During the six months ended June 30, 2015, there was no impairment of goodwill.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three and six months ended June 30, 2015, the Company earned approximately

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

25.6% and 24.4%, respectively, of its revenue from two customers in the following segments; one each in offshore energy and Jefferson Terminal. During the three and six months ended June 30, 2014, the Company earned approximately 58.7% and 59.1%, respectively, of its revenue from four customers in the following segments; two in aviation leasing, one in shipping containers, and one in offshore energy.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at June 30, 2015 and December 31, 2014 was $39 and $111, respectively. Bad debt expense for the three and six months ended June 30, 2015 was $155 and $159, respectively. Bad debt expense for the three and six months ended June 30, 2014 was $0 and $43, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company’s comprehensive income (loss) represents net income (loss), as presented in the consolidated Statements of Operations, adjusted for fair value changes related to derivatives accounted for as cash flow hedges and the Company’s pro-rata share of items of comprehensive income derived from investments in unconsolidated entities.
The Company had reclassification adjustments of $35 and $72, which impacted accumulated other comprehensive income during the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company had reclassification adjustments of $44 and $88, respectively.
Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations (Note 9), the Company has entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company does not enter into speculative derivative transactions. Derivative assets of $87 and $232, as of June 30, 2015 and December 31, 2014, respectively, were recorded within other assets in the Consolidated Balance Sheets.
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
All interest rate derivatives are recognized on the balance sheet at their fair value. For interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative, if any, is calculated and recorded in interest expense. Changes in fair value of non-hedge derivatives are recorded in earnings on a current basis. The estimated net amount of existing gains/losses reported in accumulated other comprehensive income at June 30, 2015 expected to be reclassified into earnings within the next 12 months is approximately $70.
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
Recent Accounting Pronouncements— In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08 (ASU 2014-08), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard states that a strategic shift should include a disposal of (i) major geographical area of operations, (ii) a

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. ASU 2014-08 is effective prospectively for new disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 14, 2014, and interim periods within those annual periods. The Company adopted ASU 2014-08 beginning January 1, 2015, which had no impact to the Company’s consolidated financial statements.
Unadopted Accounting Pronouncements—In May 2013, the FASB issued a revised exposure draft, Leases (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification 840 (“ASC 840”), Leases. Pursuant to the Lease ED, leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of assets other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. It is anticipated that the final standard would have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU-2014-09”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one year deferral of ASU 2014-09 making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

3.	ACQUISITIONS
JEFFERSON TERMINAL
The Company, through its subsidiaries, acquired certain assets and assumed certain liabilities of Jefferson Refinery, LLC, Port of Beaumont Petroleum Transload Terminal I, LLC, and Port of Beaumont Petroleum Transload Terminal II, LLC (collectively “Jefferson Terminal”). Jefferson Terminal is comprised of complementary energy logistics assets and is headquartered in The Woodlands, Texas. Its principal operations are to engage in the business of terminalling, storage, throughput and transloading of crude oil and petroleum products. The acquisition of Jefferson Terminal was consummated on August 27, 2014.
Jefferson Terminal was purchased for an aggregate purchase price of approximately $607.8 million, including assumed liabilities of $522.0 million (of which $97.6 million relates to pre-existing debt relationships) and equity consideration of $38.2 million. The Company owns a 60% interest in Jefferson Terminal. The remaining 40% interest in Jefferson Terminal is owned by a portion of the retaining shareholders and a private equity fund sponsored by Fortress, each holding an interest of 20% and accounted for as non-controlling interests in the accompanying consolidated financial statements. In connection with the acquisition, a $100 million loan was also obtained (Note 9). The acquisition was

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

accounted for as a business combination under ASC 805 Business Combinations and the results of operations of the acquired business of Jefferson Terminal have been included in the consolidated financial statements since the date of acquisition. The Company’s acquisition accounting for Jefferson Terminal is still preliminary, pending the final determination of certain estimated amounts for property, plant, and equipment, construction in progress, and accrued liabilities. Subsequent to the acquisition, measurement period adjustments as of the acquisition date were made to increase both goodwill and estimated liabilities assumed by $390.

4.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2015
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$324,525	$182,355	$44,327	$551,207
Less: Accumulated depreciation	(21,983)	(6,715)	(992)	(29,690)
Leasing equipment, net	$302,542	$175,640	$43,335	$521,517

	December 31, 2014
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$298,204	$182,355	$44,326	$524,885
Less: Accumulated depreciation	(11,331)	(3,737)	(438)	(15,506)
Leasing equipment, net	$286,873	$178,618	$43,888	$509,379
During the six months ended June 30, 2015, the Company acquired ten commercial jet engines and sold one commercial jet engine. Depreciation expense for leasing equipment for the three and six months ended June 30, 2015 was $7,162 and $14,184 respectively. Depreciation expense for leasing equipment for the three and six months ended June 30, 2014 was $2,666 and $4,497, respectively.

5.	FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	June 30, 2015
	Offshore Energy	Shipping Containers	Total
Finance leases	$21,049	$99,706	$120,755
Unearned revenue	(10,747)	(13,337)	(24,084)
Finance leases, net	$10,302	$86,369	$96,671

	December 31, 2014
	Offshore Energy	Shipping Containers	Total
Finance leases	$22,045	$109,492	$131,537
Unearned revenue	(11,580)	(17,144)	(28,724)
Finance leases, net	$10,465	$92,348	$102,813

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

At June 30, 2015, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

	Offshore Energy	Shipping Containers	Total
2015	$1,012	$17,374	$18,386
2016	2,013	25,680	27,693
2017	2,008	51,308	53,316
2018	2,008	5,344	7,352
2019	2,008	—	2,008
Thereafter	12,000	—	12,000
Total	$21,049	$99,706	$120,755

6.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2015
	Railroad	Jefferson Terminal	Total
Land and improvements	$5,484	$14,014	$19,498
Construction in progress	2,921	60,976	63,897
Buildings and improvements	436	2,193	2,629
Crude oil terminal machinery and equipment	—	187,692	187,692
Track and track related assets	12,302	—	12,302
Railroad equipment	1,157	—	1,157
Railcars and locomotives	1,307	—	1,307
Computer hardware and software	19	34	53
Furniture and fixtures	—	317	317
Vehicles	379	258	637
	24,005	265,484	289,489
Less: accumulated depreciation	(1,871)	(5,592)	(7,463)
Property, plant and equipment, net	$22,134	$259,892	$282,026

	December 31, 2014
	Railroad	Jefferson Terminal	Total
Land and improvements	$5,484	$9,573	$15,057
Construction in progress	—	146,663	146,663
Buildings and improvements	436	2,139	2,575
Crude oil terminal machinery and equipment	—	50,627	50,627
Track and track related assets	12,022	—	12,022
Railroad equipment	1,268	—	1,268
Railcars and locomotives	1,293	—	1,293
Computer hardware and software	—	34	34
Furniture and fixtures	—	317	317
Vehicles	321	258	579
	20,824	209,611	230,435
Less: accumulated depreciation	(962)	(1,145)	(2,107)
Property, plant and equipment, net	$19,862	$208,466	$228,328

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

During six months ended June 30, 2015 additional property, plant and equipment of $59,170 was acquired, and is mainly related to land and improvements and crude oil machinery and equipment. During the six months ended June 30, 2015, disposals of railroad equipment totaled $116. Depreciation expense for property, plant and equipment was $2,705 and $5,350, for the three and six months ended June 30, 2015, respectively. Depreciation expense for property, plant and equipment was $120 and $120, for the three and six months ended June 30, 2014, respectively.

7.	INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table presents the ownership interest and carrying values of the Company’s investment in unconsolidated entities:

			Carrying Value
	Date Acquired	Ownership Percentage	June 30, 2015	December 31, 2014
Intermodal Finance I, Ltd.	September 2012	51%	$22,147	$21,569
Intermodal Finance I, Ltd.
The Company owns a 51% non-controlling interest in Intermodal Finance I, Ltd., a joint venture. Intermodal Finance I, Ltd owns a portfolio of multiple finance leases, representing 6 customers and comprising approximately 66,000 shipping containers as well as a portfolio of approximately 38,000 shipping containers subject to multiple operating leases.
Summary financial information for Intermodal Finance I, Ltd. is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Total revenues	$4,176	$5,305	$8,494	$10,817

Expenses
Operating expenses	233	315	426	722
General and administrative	212	208	373	416
Depreciation and amortization	602	673	1,199	1,337
Interest expense	815	1,256	1,858	2,496
Loss on disposal of equipment	51	—	51	—
Total expenses	1,913	2,452	3,907	4,971

Other income	34	—	34	—
Total other income	34	—	34	—
Net income	2,297	2,853	4,621	5,846

Comprehensive income	$2,297	$2,853	$4,621	$5,846

Company's equity in earnings	$1,225	$1,527	$2,466	$3,131

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$4,203	$5,214
Restricted cash	1,968	2,320
Accounts receivable	932	1,051
Other receivables	1,061	—
Leasing assets, net of accumulated depreciation of $5,505 and $4,449, respectively	72,850	74,045
Finance leases, net	48,885	62,393
Deferred costs, net of accumulated amortization of $724 and $602, respectively	1,277	1,524
Other assets	2	8
Total assets	$131,178	$146,555

Liabilities
Accounts payable and accrued liabilities	182	157
Syndication liabilities	4,182	5,152
Debt	102,181	120,303
Other liabilities	424	383
Total liabilities	106,969	125,995

Members’ Equity
Members’ equity	24,209	20,560
Total members’ equity	24,209	20,560
Total liabilities and members’ equity	$131,178	$146,555

Company’s investment in and advances to unconsolidated entities	$22,147	$21,569

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

8.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	June 30, 2015
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$20,435	$—	$—	$20,435
Accumulated amortization	(6,636)	—	—	(6,636)
Total acquired favorable lease intangibles, net	13,799	—	—	13,799

Customer relationships	—	35,385	225	35,610
Accumulated amortization	—	(2,948)	(53)	(3,001)
Total acquired customer relationships, net	—	32,437	172	32,609

Total intangible assets, net	$13,799	$32,437	$172	$46,408

Intangible liabilities:
Acquired unfavorable lease intangibles	$261	$—	$—	$261
Accumulated amortization	(71)	—	—	(71)
Total acquired unfavorable lease intangibles, net	$190	$—	$—	$190

	December 31, 2014
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$20,435	$—	$—	$20,435
Accumulated amortization	(2,796)	—	—	(2,796)
Total acquired favorable lease intangibles, net	17,639	—	—	17,639

Customer relationships	—	35,385	225	35,610
Accumulated amortization	—	(1,180)	(28)	(1,208)
Total acquired customer relationships, net	—	34,205	197	34,402

Total intangible assets, net	$17,639	$34,205	$197	$52,041

Intangible liabilities:
Acquired unfavorable lease intangibles	$261	$—	$—	$261
Accumulated amortization	(24)	—	—	(24)
Total acquired unfavorable lease intangibles, net	$237	$—	$—	$237

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets. Amortization recorded in the Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in Consolidated Statements of Operations
	2015	2014	2015	2014
Lease intangibles	$1,697	$704	$3,793	$856	Equipment leasing revenues
Customer relationships	898	6	1,793	6	Depreciation and amortization
Total	$2,595	$710	$5,586	$862
As of June 30, 2015, estimated net annual amortization of intangibles is as follows:

June 30, 2015
2015	$4,380
2016	8,093
2017	6,491
2018	6,142
2019	4,568
Thereafter	16,544
Total	$46,218

9.	DEBT
Debt is summarized as follows:

	June 30, 2015	December 31, 2014
Loans payable
Container Loan #1	$38,400	$42,040
Container Loan #2	17,947	19,115
FTAI Pride Credit Agreement	70,313	73,438
CMQR Credit Agreement	9,473	9,416
Jefferson Terminal Credit Agreement	99,250	99,750
Total loans payable	235,383	243,759
Bonds payable
Series 2010 Bonds	298,000	298,000
Series 2012 Bonds (including unamortized premium of $1,776 and $1,791 at June 30, 2015 and December 31, 2014, respectively)	48,506	48,521
Total bonds payable	346,506	346,521
Note payable to non-controlling interest
Note payable to non-controlling interest	2,385	2,587
Total note payable to non-controlling interest	2,385	2,587

Total debt	$584,274	$592,867

Total debt due within one year	$23,508	$23,915

10.	FAIR VALUE MEASUREMENTS

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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2015	June 30, 2015
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$571,314	$571,314	$—	$—	Market
Restricted cash	17,750	17,750	—	—	Market
Derivative assets	87	—	87	—	Income
Total	$589,151	$589,064	$87	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2014	December 31, 2014
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$22,125	$22,125	$—	$—	Market
Restricted cash	21,084	21,084	—	—	Market
Derivative assets	232	—	232	—	Income
Total	$43,441	$43,209	$232	$—
At June 30, 2015 and December 31, 2014, the Company had no liabilities that were measured at fair value on a recurring basis.
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
The Company’s note receivable at June 30, 2015 and December 31, 2014, which is included as a component of other assets in the accompanying Consolidated Balance Sheet, consists of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. The fair value of this note receivable approximates its carrying value due to it bearing a market rate of interest for similar types of loans and is classified as Level 2 within the fair value hierarchy.
The fair values of Container Loan #1 and Container Loan #2, reported in Debt in the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, was approximately $38,773 and $42,515, respectively, and $18,090 and $19,129, respectively, based upon current market interest rates for similar types of loans . The fair value of Series 2012 bonds, reported in Debt in the Consolidated Balance Sheet, was approximately $49,178 at June 30, 2015 and approximated carrying value at December 31, 2014, based upon market prices for similar municipal securities. The fair values of all other items reported as Debt in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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
During the six months ended June 30, 2015 and 2014, no impairment charges were recognized.

11.	REVENUES
Components of revenue are as follows:

	Three Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$9,808	$6,337	$—	$—	$—	$16,145
Maintenance revenue	3,999	—	—	—	—	3,999
Finance lease income	—	419	1,869	—	—	2,288
Other revenue	—	176	25	—	—	201
Total equipment leasing revenues	$13,807	$6,932	$1,894	$—	$—	$22,633
Infrastructure revenues
Lease income	—	—	—	1,410	—	1,410
Rail revenues	—	—	—	—	5,558	5,558
Terminal services revenues	—	—	—	3,963	—	3,963
Total infrastructure revenues	$—	$—	$—	$5,373	$5,558	$10,931
Total revenues	$13,807	$6,932	$1,894	$5,373	$5,558	$33,564

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$3,947	$1,866	$—	$—	$—	$5,813
Maintenance revenue	1,377	—	—	—	—	1,377
Finance lease income	—	438	2,099	—	—	2,537
Other revenue	—	—	24	—	—	24
Total equipment leasing revenues	$5,324	$2,304	$2,123	$—	$—	$9,751
Infrastructure revenues
Lease income	—	—	—	—	—	—
Rail revenues	—	—	—	—	984	984
Terminal services revenues	—	—	—	—	—	—
Total infrastructure revenues	$—	$—	$—	$—	$984	$984
Total revenues	$5,324	$2,304	$2,123	$—	$984	$10,735

	Six Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$19,547	$12,603	$—	$—	$—	$32,150
Maintenance revenue	7,385	—	—	—	—	7,385
Finance lease income	—	829	3,770	—	—	4,599
Other revenue	1,120	367	50	—	—	1,537
Total equipment leasing revenues	$28,052	$13,799	$3,820	$—	$—	$45,671
Infrastructure revenues
Lease income	—	—	—	2,820	—	2,820
Rail revenues	—	—	—	—	11,847	11,847
Terminal services revenues	—	—	—	7,199	—	7,199
Total infrastructure revenues	—	—	—	$10,019	$11,847	$21,866
Total revenues	$28,052	$13,799	$3,820	$10,019	$11,847	$67,537

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$5,987	$3,711	$—	$—	$—	$9,698
Maintenance revenue	2,604	—	—	—	—	2,604
Finance lease income	—	865	4,230	—	—	5,095
Other revenue	—	—	50	—	—	50
Total equipment leasing revenues	$8,591	$4,576	$4,280	$—	$—	$17,447
Infrastructure revenues
Lease income	—	—	—	—	—	—
Rail revenues	—	—	—	—	984	984
Terminal services revenues	—	—	—	—	—	—
Total infrastructure revenues	—	—	—	$—	$984	$984
Total revenues	$8,591	$4,576	$4,280	$—	$984	$18,431
Minimum future annual revenues contracted to be received under existing operating leases of equipment at June 30, 2015 are as follows:

June 30, 2015
2015	$27,768
2016	44,413
2017	31,513
2018	23,768
2019	9,857
Thereafter	3,218
$140,537

12.	EQUITY-BASED COMPENSATION
In 2015, subsequent to the IPO, the Company established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. Amounts are in thousands except share data.
As of June 30, 2015, the Incentive Plan provides for the issuance of up to 30,000,000 shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within Operating Expenses and General and Administrative in the Consolidated Statements of Operations.
Stock Options
In June 2015, the Company issued an aggregate of 15,000 stock options (5,000 options each) to its three independent directors pursuant to the Incentive Plan with a grant date fair value of $24 which immediately vested upon grant and expire after 10 years. The fair value of each stock option was estimated on the date of grant using a Black-Scholes option valuation model using the following assumptions:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

		Six Months Ended June 30, 2015
Expected volatility	Due to the lack of historical data for the Company’s own stock, the Company has based its expected volatility on a representative peer group with similar business characteristics.	28%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	2.4%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.50%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	5 years

	Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2015	—
Granted	15,000	$16.98
Exercised	—
Forfeited and cancelled	—
Stock options outstanding and exercisable as of June 30, 2015	15,000		9.92	$17
Restricted Shares
The Company has granted employees of a subsidiary equity based compensation consisting of 1.3 million restricted shares of such subsidiary’s equity instruments in exchange for services to be provided. One award for 1.25 million restricted shares vests in three tranches over three years, subject to continued employment and the achievement of three separate performance conditions based on EBITDA for that subsidiary, as defined. The award expires in August 2017. The award is equity based, with compensation expense recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved. The grant date fair value of the award is $23,879 which was based on the fair value per share on August 27, 2014, the date of grant, and estimated using a market approach. As of June 30, 2015, the achievement of one performance condition representing 50% of the grant value remains probable.
A second award vests over four years, subject to continued employment. The grant date fair value of the award is $800, which is based on the fair value per share on the date of grant, estimated using a market approach.
All restricted shares were outstanding and unvested as of June 30, 2015 and December 31, 2014. The awards have an assumed forfeiture rate of zero.
Common Units
The Company has granted employees of a subsidiary equity based compensation consisting of 1.4 million common units of such subsidiary’s equity instruments with an aggregate grant date fair value of $1,752 in exchange for services to be provided. The awards have varying terms, ranging between 16 and 36 months, and vest subject to continued employment through each respective vesting date. The awards are equity based, with compensation expense recognized ratably over the vesting periods. The awards have an assumed forfeiture rate of zero.
The fair value of the awards are based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement dates.
Net Income includes the following expense related to the Company’s stock-based compensation arrangements:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
Stock Options	$24	$24	$—
Restricted Shares	919	1,772	21,769
Common Units	237	804	721

13.	INCOME TAXES

The current and deferred components of the income tax expense included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current:
Federal	$20	$297	$49	$348
State and local	43	14	51	15
Foreign	124	—	239	—
Total current provision	187	311	339	363

Deferred:
Federal	29	78	44	185
State and local	2	10	1	10
Foreign	48	—	112	—
Total deferred provision	79	88	157	195

Total provision for income taxes	$266	$399	$496	$558
The Company is taxed as a flow-through entity for U.S. income tax purposes and its taxable income or loss generated is the responsibility of its owners. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.

The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to a significant portion of its income that is not subject to U.S. corporate tax rates or that is deemed to be foreign sourced and is either not taxable or taxable at effectively lower tax rates.

As of and for the six months ended June 30, 2015, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2011. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

14.	MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with the IPO, the Company entered into a new management agreement with the Manager, (the “Management Agreement”) which replaced its then-existing management agreement as a private fund. The terms of each arrangement, pre-IPO and post-IPO, are described below.
Pre-IPO Management Agreement

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The pre-IPO management fee was calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage was applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined. During the three and six months ended June 30, 2015, pre-IPO management fees were $1,459 and $3,873, respectively. As of December 31, 2014, $3,626 of accrued management fees were included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.
In addition, affiliates of the Manager were entitled to receive an amount not to exceed $1 million per annum to cover legal, compliance, operational, tax, accounting, insurance, transfer agent and informational technology services (“Specified General and Administrative Expenses”) performed by employees of such affiliates on behalf of the Company or the Onshore Fund and the Offshore Fund. No expenses were reimbursed to the Manager or its affiliates for any period prior to the IPO.
Prior to the IPO, the Master GP was entitled to an incentive return (the “Incentive Return”) generally equal to 10% of the Partnership’s profits (before certain taxes), as defined, subject to: i) an 8% cumulative preferred return payable to the Onshore Fund and Offshore Fund investors and ii) a clawback provision which requires amounts previously distributed as Incentive Return to be returned to the Company for the benefit of the Onshore Fund and Offshore Fund investors (after adjusting for tax in accordance with the partnership agreement) if, upon the termination of the Company, the amounts ultimately distributed to the Master GP exceed its allocable amount.

The Incentive Return was distributable to the Master GP from Distributable Proceeds of the Company (as defined) as they were distributed. Accordingly, an Incentive Return would have been paid to the Master GP in connection with a particular investment if and when such investment generated proceeds in excess of the capital called with respect to such investment, plus an 8% cumulative preferred return on such investment and on all previously liquidated investments. If, upon the termination of the Company, the aggregate amount paid to the Master GP as Incentive Return exceeded the amount actually due after taking into account the aggregate return to the Onshore Fund and the Offshore Fund investors, the excess was required to be returned by the Master GP (“clawed back”, after adjusting for tax in accordance with the Company agreements) to the Company for benefit of the Fund Investors.

Immediately prior to the consummation of the IPO, the Master GP contributed its rights to previously undistributed incentive returns pursuant to the Partnership Agreement in exchange for limited partnership interests in each of the Onshore Fund and Offshore Fund equal to the amount of any such undistributed incentive returns.

Certain employees of an affiliate of the Manager are or may become entitled to receive profit sharing arrangements from the Master GP, pursuant to which they receive a portion of the Master GP’s Incentive Return. The Company is not required to reimburse the Master GP for such amounts. During the six months ended June 30, 2015 and 2014, the Master GP did not incur any amounts payable to these employees under such profit sharing arrangements attributable to the operations of the Company.

Post-IPO Management Agreement

The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for both the three and six months ended June 30, 2015 were $2,026.

The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with GAAP excluding the Company’s pro rata share of (1) gains and losses, realized or unrealized and (2) certain non-cash or one-time items, and any other adjustments as may be approved by the Company’s independent directors. Pre-incentive allocation net income does not include any

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to the Master GP during the relevant quarter.

A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2.0% for such quarter (8.0% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2.00% but does not exceed 2.2223% for such quarter; and (3) 10.0% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No post-IPO Income Incentive Allocation was due to the Master GP for the three months ended June 30, 2015.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the three and six months ended June 30, 2015.

The Company will pay all of its operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The expenses required to be paid by the Company include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of the company’s assets, legal and auditing fees and expenses, the compensation and expenses of the Company’s independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, costs and expenses incurred in contracting with third parties (including affiliates of the Manager), the costs of printing and mailing proxies and reports to the Company’s shareholders, costs incurred by the Manager or its affiliates for travel on the Company’s behalf, costs associated with any computer software or hardware that is used for the Company, costs to obtain liability insurance to indemnify the Company’s directors and officers and the compensation and expenses of the Company’s transfer agent.

The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the three and six months ended June 30, 2015, expense reimbursement of $642 was recorded in General and Administrative and $221 was recorded in Acquisition and Transaction expenses in the Consolidated Statements of Operations.

If the Company terminates the Management Agreement, it will generally be required to pay the Manager a termination fee. The termination fee is equal to the amount of the management fee during the 12 months immediately preceding the date of the termination. In addition, an Incentive Allocation Fair Value Amount will be distributable to the Master GP if the Master GP is removed due to the termination of the Management Agreement in certain specified circumstances. The Incentive Allocation Fair Value Amount is an amount equal to the Income Incentive Allocation and the Capital Gains Incentive Allocation that would be paid to the Master GP if the Company’s assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).

Upon the successful completion of a post-IPO offering of the Company’s common shares or other equity securities (including securities issued as consideration in an acquisition), the Company will grant the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than the Company’s common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress.
As of June 30, 2015 and December 31, 2014, amounts receivable from the Manager or its affiliates of $0 and $335, respectively, are included within other assets in the Consolidated Balance Sheet. As of June 30, 2015 and December 31, 2014, amounts due to the Manager or its affiliates of $1,065 and $160, excluding accrued management fees, respectively, are included within other liabilities in the Consolidated Balance Sheet.
Other Affiliate Transactions
As of June 30, 2015 and December 31, 2014, a private equity fund sponsored by Fortress owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2015 and December 31, 2014 was $70,860 and $54,273. For the three and six months ending June 30, 2015, the amount of this non-controlling interest share of net loss was $(2,007) and $(3,556).
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At June 30, 2015 and December 31, 2014, accounts payable due to this vendor was $5,212 and $14,025, respectively.

15.	SEGMENT INFORMATION
The Company’s reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. The Company has five reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. The Company’s reportable segments are Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal and Railroad. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases. Shipping Containers consist of investments in shipping containers and related equipment subject to operating leases and finance leases and also includes an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations.
With the CMQR and Jefferson Terminal acquisitions during 2014, the Company created two new reporting segments, Jefferson Terminal and Railroad. The Chief Operating Decision Maker (“CODM”) also implemented Adjusted Net Income as the key performance measure during the same period. This segment structure and performance measure reflects the current management of the businesses and provides the CODM with the information necessary to assess operational performance as well as make resource and allocation decisions. These changes have been reflected within the following tables, and the accompanying 2014 tables have been conformed to the current presentation described above.
Corporate consists primarily of unallocated Company level general and administrative expenses and management fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however financial information presented by segment include the impact of intercompany eliminations. The Company evaluates investment performance for each reportable segment primarily based on Net Income attributable to shareholders and Adjusted Net Income.
Adjusted Net Income is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities; (b) to include the impact of cash income tax payments, the Company’s pro-rata share of the Adjusted Net Income from unconsolidated entities (collectively “Adjusted Net Income”), and (c) to exclude the impact of the non-controlling share of Adjusted Net Income.
The Company believes that net income attributable to shareholders as defined by GAAP is the most appropriate earnings measurement with which to reconcile Adjusted Net Income. Adjusted Net Income should not be considered as an alternative to Net Income attributable to shareholders as determined in accordance with GAAP.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended June 30, 2015

	Three Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$13,807	$6,932	$1,894	$—	$—	$—	$22,633
Infrastructure revenues	—	—	—	5,373	5,558	—	10,931
Total revenues	13,807	6,932	1,894	5,373	5,558	—	33,564

Expenses
Operating expenses	377	390	117	9,501	7,215	—	17,600
General and administrative	—	—	—	—	—	1,989	1,989
Acquisition and transaction expenses	—	—	—	—	—	1,598	1,598
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,485	3,485
Depreciation and amortization	5,396	1,489	—	3,461	419	—	10,765
Interest expense	—	952	625	3,019	161	—	4,757
Total expenses	5,773	2,831	742	15,981	7,795	7,072	40,194

Other income
Equity in earnings of unconsolidated entities	—	—	1,225	—	—	—	1,225
Gain on sale of equipment, net	284	—	—	—	4	—	288
Interest income	—	114	—	2	—	—	116
Other expense, net	—	—	(2)	(1)	—	—	(3)
Total other income	284	114	1,223	1	4	—	1,626
Income (loss) before income taxes	8,318	4,215	2,375	(10,607)	(2,233)	(7,072)	(5,004)
Provision for income taxes	198	—	19	49	—	—	266
Net income (loss)	8,120	4,215	2,356	(10,656)	(2,233)	(7,072)	(5,270)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	189	—	(4,545)	(79)	2	(4,433)
Net income (loss) attributable to shareholders	$8,120	$4,026	$2,356	$(6,111)	$(2,154)	$(7,074)	$(837)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Three Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$8,288	$4,026	$2,376	$(5,741)	$(1,928)	$(5,452)	$1,569
Add: Non-controlling share of adjustments to Adjusted Net Income							326
Add: Equity in earnings of unconsolidated entities							1,225
Add: Cash payments for income taxes							313
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(1,225)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(1)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(1,598)
Less: Equity-based compensation expense							(1,180)
Less: Provision for income taxes							(266)
Net Loss attributable to shareholders							$(837)
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Three Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,682	$—	$—	$—	$—	$—	$2,682
Asia	5,768	1,866	1,349	—	—	—	8,983
Europe	4,620	4,635	—	—	—	—	9,255
North America	613	431	545	5,373	5,558	—	12,520
South America	124	—	—	—	—	—	124
Total revenues	$13,807	$6,932	$1,894	$5,373	$5,558	$—	$33,564

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Six months ended June 30, 2015

	Six months ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$28,052	$13,799	$3,820	$—	$—	$—	$45,671
Infrastructure revenues	—	—	—	10,019	11,847	—	21,866
Total revenues	28,052	13,799	3,820	10,019	11,847	—	67,537

Expenses
Operating expenses	715	961	170	16,174	14,299	—	32,319
General and administrative	—	—	—	—	—	2,337	2,337
Acquisition and transaction expenses	—	—	—	—	—	1,966	1,966
Management fees and incentive allocation to affiliate	—	—	—	—	—	5,899	5,899
Depreciation and amortization	10,652	2,978	—	6,769	928	—	21,327
Interest expense	—	1,908	1,267	6,106	291	—	9,572
Total expenses	11,367	5,847	1,437	29,049	15,518	10,202	73,420

Other income
Equity in earnings of unconsolidated entities	—	—	2,466	—	—	—	2,466
Gain on sale of equipment, net	284	—	—	—	7	—	291
Interest income	8	253	—	42	—	—	303
Other expense, net	—	—	(9)	—	—	—	(9)
Total other income	292	253	2,457	42	7	—	3,051
Income (loss) before income taxes	16,977	8,205	4,840	(18,988)	(3,664)	(10,202)	(2,832)
Provision for income taxes	412	—	35	49	—	—	496
Net income (loss)	16,565	8,205	4,805	(19,037)	(3,664)	(10,202)	(3,328)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	370	—	(8,199)	(112)	2	(7,939)
Net income (loss) attributable to shareholders	$16,565	$7,835	$4,805	$(10,838)	$(3,552)	$(10,204)	$4,611

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Six months ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$16,750	$7,835	$4,849	$(9,956)	$(2,772)	$(8,214)	$8,492
Add: Non-controlling share of adjustments to Adjusted Net Income							680
Add: Equity in earnings of unconsolidated entities							2,466
Add: Cash payments for income taxes							510
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(2,466)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(9)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(1,966)
Less: Equity-based compensation expense							(2,600)
Less: Provision for income taxes							(496)
Net Income attributable to shareholders							$4,611
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Six months ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$5,798	$—	$—	$—	$—	$—	$5,798
Asia	11,756	3,710	2,727	—	—	—	18,193
Europe	9,146	9,248	—	—	—	—	18,394
North America	1,093	841	1,093	10,019	11,847	—	24,893
South America	259	—	—	—	—	—	259
Total revenues	$28,052	$13,799	$3,820	$10,019	$11,847	$—	$67,537

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended June 30, 2014

	Three Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$5,324	$2,304	$2,123	$—	$—	$—	$9,751
Infrastructure revenues	—	—	—	—	984	—	984
Total revenues	5,324	2,304	2,123	—	984	—	10,735

Expenses
Operating expenses	460	160	61	51	2,076	—	2,808
General and administrative	—	—	—	—	—	721	721
Acquisition and transaction expenses	—	—	—	4,068	2,899	173	7,140
Management fees and incentive allocation to affiliate	—	—	—	—	—	1,086	1,086
Depreciation and amortization	2,246	375	—	45	126	—	2,792
Interest expense	—	35	720	—	—	—	755
Total expenses	2,706	570	781	4,164	5,101	1,980	15,302

Other income
Equity in earnings of unconsolidated entities	—	—	1,527	—	—	—	1,527
Gain on sale of equipment, net	2,255	—	—	—	—	—	2,255
Interest income	8	—	—	—	—	—	8
Other expense, net	—	—	(11)	—	—	—	(11)
Total other income	2,263	—	1,516	—	—	—	3,779
Income (loss) before income taxes	4,881	1,734	2,858	(4,164)	(4,117)	(1,980)	(788)
Provision for income taxes	281	—	16	102	—	—	399
Net income (loss)	4,600	1,734	2,842	(4,266)	(4,117)	(1,980)	(1,187)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	165	—	—	—	—	165
Net income (loss) attributable to shareholders	$4,600	$1,569	$2,842	$(4,266)	$(4,117)	$(1,980)	$(1,352)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Three Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$4,881	$1,569	$2,869	$(96)	$(1,218)	$(1,807)	$6,198
Add: Non-controlling share of adjustments to Adjusted Net Income							—
Add: Equity in earnings of unconsolidated entities							1,527
Add: Cash payments for income taxes							—
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(1,527)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(11)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(7,140)
Less: Equity-based compensation expense							—
Less: Provision for income taxes							(399)
Net Loss attributable to shareholders							$(1,352)
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Three Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,229	$—	$—	$—	$—	$—	$2,229
Asia	958	1,866	1,524	—	—	—	4,348
Europe	1,127	—	—	—	—	—	1,127
North America	1,010	438	599	—	984	—	3,031
South America	—	—	—	—	—	—	—
Total revenues	$5,324	$2,304	$2,123	$—	$984	$—	$10,735

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. For the Six months ended June 30, 2014

	Six Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$8,591	$4,576	$4,280	$—	$—		$17,447
Infrastructure revenues	—	—	—	—	984		984
Total revenues	8,591	4,576	4,280	—	984	—	18,431

Expenses
Operating expenses	853	246	119	51	2,076	—	3,345
General and administrative	—	—	—	—	—	948	948
Acquisition and transaction expenses	—	—	—	5,130	5,208	135	10,473
Management fees and incentive allocation to affiliate	—	—	—	—	—	1,837	1,837
Depreciation and amortization	3,703	749	—	45	126	—	4,623
Interest expense	—	71	1,456	—	—	45	1,572
Total expenses	4,556	1,066	1,575	5,226	7,410	2,965	22,798

Other income
Equity in earnings of unconsolidated entities	—	—	3,131	—	—	—	3,131
Gain on sale of equipment, net	2,215	—	—	—	—	—	2,215
Interest income	14	—	—	—	—	—	14
Other expense, net	—	—	(20)	—	—	—	(20)
Total other income	2,229	—	3,111	—	—	—	5,340
Income (loss) before income taxes	6,264	3,510	5,816	(5,226)	(6,426)	(2,965)	973
Provision for income taxes	338	—	118	102	—	—	558
Net income (loss)	5,926	3,510	5,698	(5,328)	(6,426)	(2,965)	415
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	341	—	—	—	—	341
Net income (loss) attributable to shareholders	$5,926	$3,169	$5,698	$(5,328)	$(6,426)	$(2,965)	$74

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Six Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$6,264	$3,169	$5,836	$(96)	$(1,218)	$(2,830)	$11,125
Add: Non-controlling share of adjustments to Adjusted Net Income							—
Add: Equity in earnings of unconsolidated entities							3,131
Add: Cash payments for income taxes							—
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(3,131)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(20)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(10,473)
Less: Equity-based compensation expense							—
Less: Provision for income taxes							(558)
Net Income attributable to shareholders							$74
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Six Months Ended June 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,311	$—	$—	$—	$—	$—	$2,311
Asia	1,177	3,711	3,074	—	—	—	7,962
Europe	3,581	—	—	—	—	—	3,581
North America	1,522	865	1,206	—	984	—	4,577
South America	—	—	—	—	—	—	—
Total revenues	$8,591	$4,576	$4,280	$—	$984	$—	$18,431

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and equipment held for lease as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$327,942	$208,801	$111,639	$783,386	$29,345	$549,429	$2,010,542

Debt	—	72,698	56,347	445,756	9,473	—	584,274

Total liabilities	49,245	76,662	56,723	460,405	18,598	6,460	668,093

Non-controlling interests in equity of consolidated subsidiaries	—	7,435	—	113,953	1,319	610	123,317

Total equity	278,697	132,139	54,916	322,981	10,747	542,969	1,342,449

Total liabilities and equity	$327,942	$208,801	$111,639	$783,386	$29,345	$549,429	$2,010,542

	June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and equipment held for lease, net
Africa	$47,509	$—	$—	$—	$—	$—	$47,509
Asia	114,235	39,888	—	—	—	—	154,123
Europe	108,833	135,752	—	—	—	—	244,585
North America	27,301	—	—	303,227	22,134	—	352,662
South America	4,664	—	—	—	—	—	4,664
Total property, plant and equipment and equipment held for lease, net	$302,542	$175,640	$—	$303,227	$22,134	$—	$803,543

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$308,957	$212,699	$117,298	$721,117	$30,605	$13,915	$1,404,591

Debt	—	76,024	61,154	446,272	9,417	—	592,867

Total liabilities	50,282	81,903	61,434	470,561	19,499	7,415	691,094

Non-controlling interests in equity of consolidated subsidiaries	—	7,319	—	91,118	628	—	99,065

Total equity	258,675	130,796	55,864	250,556	11,106	6,500	713,497

Total liabilities and equity	$308,957	$212,699	$117,298	$721,117	$30,605	$13,915	$1,404,591

	December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and equipment held for lease, net
Africa	$47,945	$—	$—	$—	$—	$—	$47,945
Asia	119,232	40,637	—	—	—	—	159,869
Europe	105,762	137,981	—	—	—	—	243,743
North America	13,335	—	—	252,354	19,862	—	285,551
South America	599	—	—	—	—	—	599
Total property, plant and equipment and equipment held for lease, net	$286,873	$178,618	$—	$252,354	$19,862	$—	$737,707

16.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.

The Company completed an IPO on May 20, 2015 in which the Initial Shareholders, immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, the Company is retrospectively presenting the shares outstanding for all prior periods presented.

The calculation of basic and diluted EPS is presented below (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (loss) Attributable to Shareholders	$(837)	$(1,352)	$4,611	$74
Weighted Average Shares Outstanding - Basic	62,879,023	53,502,873	58,216,849	53,502,873
Weighted Average Shares Outstanding - Diluted	62,879,023	53,502,873	58,216,918	53,502,873

Basic and Diluted EPS	$(0.01)	$(0.03)	$0.08	$—

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

For the three months ended June 30, 2015, 136 shares have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries are involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as such arrangements would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of loss in connection with such arrangements to be remote.
In connection with the formation of MT6015, a consolidated VIE (Note 2), the Company and its joint venture partner are each obligated to fund additional equity contributions of $11,925.
Two of the Company’s subsidiaries are lessees under various operating and capital leases. As of June 30, 2015, minimum future rental payments under these leases are as follows:

June 30, 2015
2015	$2,617
2016	5,071
2017	5,041
2018	4,035
2019	3,906
Thereafter	47,681
$68,351

18.	SUBSEQUENT EVENTS
On August 11, 2015, the Company’s Board of Directors declared a cash dividend on its common stock of $0.15 per share for the quarter ended June 30, 2015, payable on August 31, 2015 to the holders of record on August 21, 2015.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on the Company’s present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the 1940 Act and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal controls over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and conflicts of interest in our relationship with our Manager;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Fortress Transportation and Infrastructure Investors LLC (the “Company”). The Company’s MD&A should be read in conjunction with its unaudited consolidated financial statements and the accompanying notes, and with Part II, item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of professionals who collectively have acquired over $17 billion in transportation and infrastructure assets since 2002. As of June 30, 2015, we had total consolidated assets of $2.0 billion and total equity of $1.3 billion.
In May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called.  Through a series of transactions, (i) the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the Partnership Agreement in exchange for the limited partnership interests in the Onshore Fund and the Offshore Fund equal to the amount of any such undistributed incentive allocations and (ii) 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in the Company.
On May 20, 2015, we completed an initial public offering (“IPO”) of 20 million common shares at a price to the public of $17.00 per share. On June 15, 2015, the underwriters exercised their overallotment option, pursuant to which we issued an additional 2.2 million shares to such underwriters at the IPO price.
The Company has used and intends to use the net proceeds from the IPO, together with other sources of capital and liquidity, for the acquisition of new assets in the sectors the Company currently invests in, as well as to opportunistically acquire assets across the entire transportation and transportation-related infrastructure and equipment market. In addition, the Company may use such net proceeds for follow-on investments in existing assets, working capital and other general purposes.
Operating Segments
Our operations consist of two primary strategic business units – Infrastructure and Equipment Leasing. Our Infrastructure Business acquires long-lived assets that provide mission-critical services or functions to transportation networks and typically have high barriers to entry. The Company targets or develops operating businesses with strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. Our Equipment Leasing Business acquires assets that are designed to carry cargo or people or provide functionality to transportation infrastructure. Transportation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and may include structural protections to mitigate credit risk.
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following five reportable segments: Aviation Leasing, Offshore Energy, Shipping Containers, all of which are within Equipment Leasing Business, and Jefferson Terminal and Railroad, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of investments in shipping containers subject to operating leases and finance leases as well as an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses and management fees.
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

Results of Operations
The Chief Operating Decision Maker (“CODM”) utilizes Adjusted Net Income as the key performance measure. This performance measure reflects the current management of our businesses and provides the CODM with the information necessary to assess operational performance as well as make resource and allocation decisions. Adjusted Net Income should not be considered as an alternative to net income attributable to shareholders as determined in accordance with GAAP. During the fourth quarter of 2014, the CODM implemented Adjusted Net Income as the key performance measure and prior periods have been conformed to the current presentation.
Adjusted Net Income is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities, (b) to include the impact of cash income tax payments, our pro-rata share of the Adjusted Net Income from unconsolidated entities (collectively “Adjusted Net Income”), and (c) to exclude the impact of the non-controlling share of Adjusted Net Income. We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income. We believe that net income attributable to shareholders as defined by GAAP is the most appropriate earnings measurement with which to reconcile Adjusted Net Income.

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
Adjusted EBITDA is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of principal collections on direct finance leases (collectively, “Adjusted EBITDA”) and our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
Discussed below are our consolidated results of operations for each of our reportable segments (all amounts in U.S. dollars and expressed in thousands).
The following table presents our consolidated results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$16,145	$5,813	$10,332	$32,150	$9,698	$22,452
Maintenance revenue	3,999	1,377	2,622	7,385	2,604	4,781
Finance lease income	2,288	2,537	(249)	4,599	5,095	(496)
Other revenue	201	24	177	1,537	50	1,487
Total equipment leasing revenues	22,633	9,751	12,882	45,671	17,447	28,224
Infrastructure revenues
Lease income	1,410	—	1,410	2,820	—	2,820
Rail revenues	5,558	984	4,574	11,847	984	10,863
Terminal services revenues	3,963	—	3,963	7,199	—	7,199
Total infrastructure revenues	10,931	984	9,947	21,866	984	20,882
Total revenues	33,564	10,735	22,829	67,537	18,431	49,106

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)

Expenses
Operating expenses	17,600	2,808	14,792	32,319	3,345	28,974
General and administrative	1,989	721	1,268	2,337	948	1,389
Acquisition and transaction expenses	1,598	7,140	(5,542)	1,966	10,473	(8,507)
Management fees and incentive allocation to affiliate	3,485	1,086	2,399	5,899	1,837	4,062
Depreciation and amortization	10,765	2,792	7,973	21,327	4,623	16,704
Interest expense	4,757	755	4,002	9,572	1,572	8,000
Total expenses	40,194	15,302	24,892	73,420	22,798	50,622

Other income
Equity in earnings of unconsolidated entities	1,225	1,527	(302)	2,466	3,131	(665)
Gain on sale of equipment, net	288	2,255	(1,967)	291	2,215	(1,924)
Interest income	116	8	108	303	14	289
Other (expense) income	(3)	(11)	8	(9)	(20)	11
Total other income	1,626	3,779	(2,153)	3,051	5,340	(2,289)
(Loss) Income before income taxes	(5,004)	(788)	(4,216)	(2,832)	973	(3,805)
Provision for income taxes	266	399	(133)	496	558	(62)
Net (loss) income	(5,270)	(1,187)	(4,083)	(3,328)	415	(3,743)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(4,433)	165	(4,598)	(7,939)	341	(8,280)
Net (loss) income attributable to shareholders	$(837)	$(1,352)	$515	$4,611	$74	$4,537
Add: Provision for income taxes	266	399	(133)	496	558	(62)
Add: Equity-based compensation expense	1,180	—	1,180	2,600	—	2,600
Add: Acquisition and transaction expenses	1,598	7,140	(5,542)	1,966	10,473	(8,507)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1	11	(10)	9	20	(11)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	1,225	1,527	(302)	2,466	3,131	(665)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(313)	—	(313)	(510)	—	(510)
Less: Equity in earnings of unconsolidated entities	(1,225)	(1,527)	302	(2,466)	(3,131)	665
Less: Non-controlling share of Adjusted Net Income (2)	(326)	—	(326)	(680)	—	(680)
Adjusted Net Income	$1,569	$6,198	$(4,629)	$8,492	$11,125	$(2,633)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Non-controlling share of Adjusted Net Income is comprised of the following for the three months ended June 30, 2015: (i) equity-based compensation of $(377), (ii) provision for income tax of $(20), and (iii) cash tax payments of $71. Non-controlling share of Adjusted Net Income is comprised of the following for the six months ended June 30, 2015: (i) equity-based compensation of $(731), (ii) provision for income tax of $(20), and (iii) cash tax payments of $71.

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net (loss) income attributable to shareholders	$(837)	$(1,352)	$515	$4,611	$74	$4,537
Add: Provision for income taxes	266	399	(133)	496	558	(62)
Add: Equity-based compensation expense	1,180	—	1,180	2,600	—	2,600
Add: Acquisition and transaction expenses	1,598	7,140	(5,542)	1,966	10,473	(8,507)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1	11	(10)	9	20	(11)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (3)	12,522	3,496	9,026	25,240	5,479	19,761
Add: Interest expense	4,757	755	4,002	9,572	1,572	8,000
Add: Principal collections on direct finance leases	3,201	2,967	234	6,142	5,665	477
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	5,406	8,337	(2,931)	10,831	16,595	(5,764)
Less: Equity in earnings of unconsolidated entities	(1,225)	(1,527)	302	(2,466)	(3,131)	665
Less: Non-controlling share of Adjusted EBITDA (5)	(3,054)	(91)	(2,963)	(6,037)	(183)	(5,854)
Adjusted EBITDA	$23,815	$20,135	$3,680	$52,964	$37,122	$15,842
________________________________________________________
(3) Depreciation and amortization expense includes $10,765 and $2,792 of depreciation and amortization expense, $1,697 and $704 of lease intangible amortization, and $60 and $0 of amortization for lease incentives in the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense includes $21,327 and $4,623 of depreciation and amortization expense, $3,793 and $856 of lease intangible amortization, and $120 and $0 of amortization for lease incentives in the six months ended June 30, 2015 and 2014, respectively.
(4) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended June 30, 2015 and 2014: (i) net income of $1,172 and $1,454, (ii) interest expense of $415 and $641, (iii) depreciation and amortization expense of $307 and $343, and (iv) principal collections of finance leases of $3,512 and $5,899, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the six months ended June 30, 2015 and 2014: (i) net income of $2,357 and $2,981, (ii) interest expense of $948 and $1,273, (iii) depreciation and amortization expense of $611 and $682, and (iv) principal collections of finance leases of $6,915 and $11,659, respectively.
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2015 and 2014: (i) equity based compensation of $377 and $0, (ii) provision for income taxes of $20 and $0, (iii) interest expense of $1,207 and $35, and (iv) depreciation and amortization expense of $1,450 and $56, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2015 and 2014: (i) equity based compensation of $731 and $0, (ii) provision for income taxes of $20 and $0, (iii) interest expense of $2,445 and $71, and (iv) depreciation and amortization expense of $2,841 and $112, respectively.
Revenues
Total revenues increased by $22,829 and $49,106 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively, primarily from acquisitions in 2015 and the full impact of acquisitions completed in the second half of 2014 for lease income, maintenance revenue, rail revenues, and terminal services revenues.
In Equipment Leasing, lease income increased by $10,332 and $22,452 in the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively, driven by increases in assets on lease for Aviation Leasing and Offshore Energy segments as these segments expanded their portfolios. Maintenance revenue increased by $2,622 and $4,781 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively, as the number of assets subject to leases with maintenance arrangements increased in the comparable periods.
In Infrastructure, the Railroad segment acquisition in the second quarter of 2014 contributed higher rail revenues of $4,574 and $10,863 in the three and six months ended June 30, 2015 as compared to $984 in both the three and six months ended June 30, 2014, respectively. The Jefferson Terminal acquisition in the third quarter of 2014 contributed terminal services revenues and lease income of $5,373 and $10,019 in the three and six months ended June 30, 2015, respectively.
Expenses
Total expenses increased by $24,892 and $50,622 in the three months and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. This was driven by an increase in operating expenses of $14,792 and $28,974 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, primarily due to the inclusion of Jefferson Terminal and CMQR, both acquired during 2014.
Management fees and incentive allocation to affiliate increased by $2,399 and $4,062 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively attributable to an increase in the weighted average contributed capital and capital raised during the Company’s IPO.
Depreciation and amortization increased by $7,973 and $16,704 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, due to additional assets acquired in the Aviation Leasing and Offshore Energy segments in 2014, as well as the assets acquired in conjunction with acquisition of Jefferson Terminal and CMQR.
Interest expense increased by $4,002 and $8,000 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, due to borrowings in connection with CMQR and Jefferson Terminal acquisitions.
Offsetting these increased expenses were lower acquisition and transaction expenses of $5,542 and $8,507 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, as 2014 included costs related to the acquisitions of Jefferson Terminal and CMQR.
Other Income
Total other income decreased by $2,153 and $2,289 in the three months and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. This was driven by lower gains on sale of aviation equipment of $1,971 and $1,931 in the three months and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. Additionally, lower equity in earnings of unconsolidated entities was generated related to a shipping container joint venture of $302 and $665 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively.
Net (Loss) Income
Net (loss) income attributable to shareholders increased by $515 and $4,537 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, driven by increases in net loss attributable to non-controlling interest in consolidated subsidiaries, as well as the changes discussed above.
Adjusted Net Income
Adjusted Net Income was $1,569 and $8,492 in the three and six months ended June 30, 2015, respectively, decreasing by $4,629 and $2,633 as compared to the three months and six months ended June 30, 2014, respectively. In addition to the changes in Net (loss) income attributable to shareholders noted above, the decrease in each respective period was driven by lower acquisition and transaction expenses, mainly due to costs incurred to acquire Jefferson Terminal and CMQR in 2014, offset by higher equity-based compensation expense, which are excluded from Adjusted Net Income.
Adjusted EBITDA
Adjusted EBITDA was $23,815 and $52,964 in the three and six months ended June 30, 2015, respectively, increasing by $3,680 and $15,842 as compared to the three months and six months ended June 30, 2014, respectively. In addition to the changes in Net (loss) income attributable to shareholders noted above, the increase in each respective period was primarily due to higher (i) depreciation and amortization expense from additional assets acquired across nearly all segments, (ii) interest expense on borrowings executed in the second half of 2014 and (iii) equity-based compensation expense. The increase in each respective period was offset by (i) lower acquisition and transaction expenses, mainly due to costs to acquire Jefferson Terminal and CMQR, (ii) higher non-controlling share of Adjusted EBITDA, mainly due to Jefferson Terminal and (iii) a decrease in our pro-rata share of Adjusted EBITDA from unconsolidated entities.

Aviation Leasing Segment
In our Aviation Leasing segment, we own and manage 49 aviation assets, including 36 commercial jet engines and 13 commercial passenger aircraft.
As of June 30, 2015, 24 of our commercial jet engines, and 13 of our commercial aircraft were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, or are currently held in short term storage awaiting a future lease. On an equity-weighted basis, our aviation equipment was approximately 88% utilized as of June 30, 2015. Our aircraft assets currently have a weighted average remaining lease term of 35 months, and our engine assets, currently on lease, have an average remaining lease term of 15 months. The chart below describes the assets in our Aviation Leasing segment:

Engine Assets
Engine Type	Number	Manufacturer	Aircraft Compatibility
CFM56-3	11	CFMI	B737-300 / B737-400 / B737-500
CFM56-7	1	CFMI	B737-NG
CF6-80	6	General Electric	B747 / B767
CF34-10E	2	General Electric	E190 / E195
PW2037	4	Pratt & Whitney	B757
PW4056	5	Pratt & Whitney	B747 / B767
RB211	5	Rolls Royce	B757
V2527-A5	2	IAE	A320 / A321 / A319

Aircraft Assets
Airframe Type	Number	Manufacturer
B757-200	1	Boeing
B767-300ER	2	Boeing
A320-200	3	Airbus
B737-800	2	Boeing
B737-700	5	Boeing

The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$9,808	$3,947	$5,861	$19,547	$5,987	$13,560
Maintenance revenue	3,999	1,377	2,622	7,385	2,604	4,781
Other revenue	—	—	—	1,120	—	1,120
Total revenues	13,807	5,324	8,483	28,052	8,591	19,461

Expenses
Operating expenses	377	460	(83)	715	853	(138)
Depreciation and amortization	5,396	2,246	3,150	10,652	3,703	6,949
Total expenses	5,773	2,706	3,067	11,367	4,556	6,811

Other income

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Gain on sale of equipment, net	284	2,255	(1,971)	284	2,215	(1,931)
Interest income	—	8	(8)	8	14	(6)
Total other income	284	2,263	(1,979)	292	2,229	(1,937)
Income before income taxes	8,318	4,881	3,437	16,977	6,264	10,713
Provision for income taxes	198	281	(83)	412	338	74
Net Income attributable to shareholders	$8,120	$4,600	$3,520	$16,565	$5,926	$10,639
Add: Provision for income taxes	198	281	(83)	412	338	74
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(30)	—	(30)	(227)	—	(227)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$8,288	$4,881	$3,407	$16,750	$6,264	$10,486

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net Income attributable to shareholders	$8,120	$4,600	$3,520	$16,565	$5,926	$10,639
Add: Provision for income taxes	198	281	(83)	412	338	74
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	7,153	2,950	4,203	14,565	4,559	10,006
Add: Interest expense	—	—	—	—	—	—
Add: Principal collections on direct finance leases	—	189	(189)	—	189	(189)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$15,471	$8,020	$7,451	$31,542	$11,012	$20,530
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $5,396 and $2,246 of depreciation expense, $1,697 and $704 of lease intangible amortization, and $60 and $0 of amortization for lease incentives in the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense includes $10,652 and $3,703 of depreciation expense, $3,793 and $856 of lease intangible amortization, and $120 and $0 of amortization for lease incentives in the six months ended June 30, 2015 and 2014, respectively.
Revenues
Total revenue in the Aviation Leasing segment increased by $8,483 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to higher lease income and maintenance revenue, driven by newly acquired assets on lease. Lease income increased by $5,861 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 mainly due to higher (i) aircraft lease income of $4,538 primarily driven by the increase of ten aircraft acquired with in-place leases during the second half of 2014 and (ii) engine lease income of $1,294 primarily driven by eleven additional engines on lease in the three months ended June 30, 2015 as compared to 2014. Maintenance revenue increased by $2,622 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to ten additional aircraft and additional engines on lease in 2015.
Total revenues in the Aviation Leasing segment increased by $19,461 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, driven by higher lease income, maintenance revenue, and an increase in other revenue. Lease income increased by $13,560 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 mainly due to higher (i) aircraft lease income of $11,547 primarily driven by ten aircraft acquired with in-place leases during the second half of 2014 and (ii) engine lease income of $1,982 primarily driven by eleven additional engines on lease in the first six months of 2015 as compared to 2014. Maintenance revenue increased by $4,781 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to ten additional aircraft and additional engines on lease in 2015. Other revenue increased by $1,120 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to income from the forfeiture of a security deposit in the six months ended June 30, 2015, which did not occur in the six months ended June 30, 2014.

Expenses
Total expenses in the Aviation Leasing segment increased by $3,067 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily driven by depreciation and amortization expense, which increased by $3,150 due to the depreciation of ten new aircraft and eleven new engines in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in total expenses was offset by a decrease in operating expenses of $83 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily the result of decreases in (i) insurance expense of $179 as the number of airplanes and aircraft engines requiring lessor coverage decreased and (ii) legal and consulting fees of $49. These decreases were offset by an increases in (i) servicer fee expense of $26 due to a greater number of engines on lease through the use of a third party servicer, (ii) other operating expenses of $32 primarily the result of additional engine storage and shipping fees for off-lease engines in the three months ended June 30, 2015, (iii) software related costs of $57 and (iv) travel and entertainment expense of $42 primarily the result of our expanded customer base and business operations in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Total expenses in the Aviation Leasing segment increased by $6,811 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily driven by depreciation and amortization expense, which increased by $6,949 due to the addition of ten new aircraft and eleven new engines in the six months ended June 30, 2015. The increase in total expenses was offset by lower operating expenses of $138 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily the result of decreases in (i) insurance expense of $111 as the number of airplanes and aircraft engines requiring lessor coverage decreased, (ii) legal and consulting fee expenses of $69 and (iii) other expenses of $83 due to a larger number of engines coming off lease requiring transportation, preservation and storage in the six months ended June 30, 2014. These decreases in operating expenses were offset by an increase in software related costs of $57, and an increase in travel and entertainment expense of $75 primarily the result of the increase in our expanded customer base and business operations in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Other Income
Total other income in the Aviation Leasing segment decreased by $1,979 and $1,937 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively driven by lower gain on sale of equipment of $1,971 and $1,931 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively.
Net Income
Net Income attributable to shareholders increased by $3,520 and $10,639 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, driven by the changes discussed above.
Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $8,288 and $16,750 in the three and six months ended June 30, 2015, respectively, increasing by $3,407 and $10,486 as compared to the three and six months ended June 30, 2014, respectively, primarily driven by the changes to net income attributable to shareholders noted above.
Adjusted EBITDA
Adjusted EBITDA in the Aviation Leasing segment was $15,471 and $31,542 in the three and six months ended June 30, 2015, respectively, increasing by $7,451 and $20,530 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in 2015 as compared to 2014.

Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. In addition we have contracted with a Norwegian shipyard to build a new inspection, maintenance, and repair (“IMR”) vessel. The chart below describes the assets in our Offshore Energy segment as of June 30, 2015:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	August 2015 (firm period)	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	April 2019	85%
IMR Vessel	EstimatedQ1 2016	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	Estimated March 2024	50%

The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the Offshore Energy segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$6,337	$1,866	$4,471	$12,603	$3,711	$8,892
Finance lease income	419	438	(19)	829	865	(36)
Other revenue	176	—	176	367	—	367
Total revenues	6,932	2,304	4,628	13,799	4,576	9,223

Expenses
Operating expenses	390	160	230	961	246	715
Depreciation and amortization	1,489	375	1,114	2,978	749	2,229
Interest expense	952	35	917	1,908	71	1,837
Total expenses	2,831	570	2,261	5,847	1,066	4,781

Other income
Interest income	114	—	114	253	—	253
Total other income	114	—	114	253	—	253
Income before income taxes	4,215	1,734	2,481	8,205	3,510	4,695
Provision for income taxes	—	—	—	—	—	—
Net Income	4,215	1,734	2,481	8,205	3,510	4,695
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	189	165	24	370	341	29
Net Income attributable to shareholders	$4,026	$1,569	$2,457	$7,835	$3,169	$4,666
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
(in thousands)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$4,026	$1,569	$2,457	$7,835	$3,169	$4,666

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net Income attributable to shareholders	$4,026	$1,569	$2,457	$7,835	$3,169	$4,666
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,489	375	1,114	2,978	749	2,229
Add: Interest expense	952	35	917	1,908	71	1,837
Add: Principal collections on direct finance leases	83	71	12	163	139	24
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(86)	(91)	5	(173)	(183)	10
Adjusted EBITDA	$6,464	$1,959	$4,505	$12,711	$3,945	$8,766
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2015 and 2014: (i) depreciation expense of $56 and $56, (ii) and interest expense of $30 and $35, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2015 and 2014: (i) depreciation expense of $112 and $112, (ii) and interest expense of $61 and $71, respectively.

Revenues
Total revenues in the Offshore Energy segment increased by $4,628 and $9,223 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively, driven by higher lease income derived from a new offshore construction support vessel acquired and put into service in September 2014.
Expenses
Total expenses in the Offshore Energy segment increased by $2,261 and $4,781 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. The offshore construction support vessel placed into service in September 2014 is the primary driver of greater depreciation and amortization, interest expense and operating expenses in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.
Other Income
Total other income in the Offshore Energy segment increased by $114 and $253 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively, primarily due to higher interest income and fees earned related to the loan made to our partner in the MT6015 joint venture.
Net Income
Net Income attributable to shareholders increased by $2,457 and $4,666 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, driven by net loss attributable to non-controlling interest in consolidated subsidiaries, as well as the changes discussed above.

Adjusted Net Income
Adjusted Net Income was $4,026 and $7,835 in three and six months ended June 30, 2015, respectively, increasing by $2,457 and $4,666 as compared to the three and six months ended June 30, 2014, respectively. This increase in each respective period was primarily due to the changes in Net Income attributable to shareholders noted above.
Adjusted EBITDA
Adjusted EBITDA was $6,464 and $12,711 in three and six months ended June 30, 2015, respectively, increasing by $4,505 and $8,766 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders, the increase in each respective period was primarily driven by higher (i) depreciation and amortization expense, (ii) interest expense and (iii) principal collections on the direct finance leases related to an offshore construction vessel.

Shipping Containers Segment
In our Shipping Containers segment, we own, either directly or through a joint venture, interests in approximately 149,000 maritime shipping containers and related equipment through three separate portfolios. Substantially all of these shipping containers are currently leased to operators or other third parties and, as of June 30, 2015, are 64.1% levered. The weighted average remaining lease term for these assets is 1.8 years. The chart below describes the assets in our Shipping Containers segment as of June 30, 2015:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 104,000	20’ Dry 20’ Reefer 20’ Specials 40’ Dry 40’ HC Dry 40’ HC Reefer 40’ Specials 45’ Dry	~8 Years	Direct Finance Lease/Operating Lease	7 Customers	51%
Portfolio #2 39,000	20’ Dry 40’ Dry 40’ HC Dry	~10 years	Direct Finance Lease	1 Customer	100%
Portfolio #3 6,000	45’ Dry 45’ Reefer 40’ Reefer 53’ Dry 23’ Chassis 40’ Chassis 53’ Chassis	~11 years	Direct Finance Lease	1 Customer	100%
The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the Shipping Containers segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$1,869	$2,099	$(230)	$3,770	$4,230	$(460)
Other revenue	25	24	1	50	50	—
Total revenues	1,894	2,123	(229)	3,820	4,280	(460)

Expenses
Operating expenses	117	61	56	170	119	51
Interest expense	625	720	(95)	1,267	1,456	(189)
Total expenses	742	781	(39)	1,437	1,575	(138)

Other income
Equity in earnings of unconsolidated entities	1,225	1,527	(302)	2,466	3,131	(665)
Other income (expense)	(2)	(11)	9	(9)	(20)	11
Total other income	1,223	1,516	(293)	2,457	3,111	(654)
Income before income taxes	2,375	2,858	(483)	4,840	5,816	(976)
Provision for income taxes	19	16	3	35	118	(83)
Net Income attributable to shareholders	$2,356	$2,842	$(486)	$4,805	$5,698	$(893)
Add: Provision for income taxes	19	16	3	35	118	(83)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Add: Equity-based compensation expense	—		—	—	—	—
Add: Acquisition and transaction expenses	—		—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1	11	(10)	9	20	(11)
Add: Asset impairment charges	—		—			—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	1,225	1,527	(302)	2,466	3,131	(665)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	(1,225)	(1,527)	302	(2,466)	(3,131)	665
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$2,376	$2,869	$(493)	$4,849	$5,836	$(987)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net Income attributable to shareholders	$2,356	$2,842	$(486)	$4,805	$5,698	$(893)
Add: Provision for income taxes	19	16	3	35	118	(83)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1	11	(10)	9	20	(11)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	625	720	(95)	1,267	1,456	(189)
Add: Principal collections on direct finance leases	3,118	2,707	411	5,979	5,337	642
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	5,406	8,337	(2,931)	10,831	16,595	(5,764)
Less: Equity in earnings of unconsolidated entities	(1,225)	(1,527)	302	(2,466)	(3,131)	665
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$10,300	$13,106	$(2,806)	$20,460	$26,093	$(5,633)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended June 30, 2015 and 2014: (i) net income of $1,172 and $1,454, (ii) interest expense of $415 and $641, (iii) depreciation and amortization expense of $307 and $343, and (iv) principal collections of finance leases of $3,512 and $5,899, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for six months ended June 30, 2015 and 2014: (i) net income of $2,357 and $2,981, (ii) interest expense of $948 and $1,273, (iii) depreciation and amortization expense of $611 and $682, and (iv) principal collections of finance leases of $6,915 and $11,659, respectively.

Revenues
Total revenues in the Shipping Containers segment decreased by $229 and $460 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 respectively, principally driven by lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses in the Shipping Containers segment decreased by $39 and $138 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. This was driven by a decrease in interest expense of $95 and $189 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively primarily related to lower principal balances on the term loans entered into to finance the acquisition of shipping containers in prior periods. This was offset by higher operating expenses of $56 and $51 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively, driven by an increase in management fees.
Other Income
Total other income in the Shipping Containers segment decreased $293 and $654 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. The decrease was primarily due to lower equity in earnings of unconsolidated entities from our shipping container joint venture of $302 and $665 in the three and six months ended June 30, 2015 in relation to the prior comparable periods.
Net Income
Net Income attributable to shareholders increased by $486 and $893 in the three months and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014, respectively, driven by the changes discussed above.
Adjusted Net Income
Adjusted Net Income was $2,376 and $4,849 in the three and six months ended June 30, 2015, decreasing by $493 and $987 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders noted above, the decrease in each respective period was primarily impacted by lower provision for income taxes and a decrease in unrealized losses related to a non-hedge derivative instrument.
Adjusted EBITDA
Adjusted EBITDA was $10,300 and $20,460 in the three and six months ended June 30, 2015, decreasing by $2,806 and $5,633 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders noted above, the decrease in each respective period was primarily driven by a lower pro-rata share of Adjusted EBITDA from unconsolidated entities related to a shipping container joint venture, offset by higher principal collections on direct finance leases.
Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$1,410	$—	$1,410	$2,820	$—	$2,820
Terminal services revenues	3,963	—	3,963	7,199	—	7,199
Total revenues	5,373	—	5,373	10,019	—	10,019

Expenses
Operating expenses	9,501	51	9,450	16,174	51	16,123
Acquisition and transaction expenses	—	4,068	(4,068)	—	5,130	(5,130)
Depreciation and amortization	3,461	45	3,416	6,769	45	6,724
Interest expense	3,019	—	3,019	6,106	—	6,106
Total expenses	15,981	4,164	11,817	29,049	5,226	23,823

Other income
Interest income	2	—	2	42	—	42
Other income	(1)	—	(1)	—	—	—
Total other income	1	—	1	42	—	42
Loss before income taxes	(10,607)	(4,164)	(6,443)	(18,988)	(5,226)	(13,762)
Provision for income taxes	49	102	(53)	49	102	(53)
Net loss	(10,656)	(4,266)	(6,390)	(19,037)	(5,328)	(13,709)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,545)	—	(4,545)	(8,199)	—	(8,199)
Net loss attributable to shareholders	$(6,111)	$(4,266)	$(1,845)	$(10,838)	$(5,328)	$(5,510)
Add: Provision for income taxes	49	102	(53)	49	102	(53)
Add: Equity-based compensation expense	919	—	919	1,772	—	1,772
Add: Acquisition and transaction expenses	—	4,068	(4,068)	—	5,130	(5,130)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(283)	—	(283)	(283)	—	(283)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Loss (1)	(315)	—	(315)	(656)	—	(656)
Adjusted Net Loss	$(5,741)	$(96)	$(5,645)	$(9,956)	$(96)	$(9,860)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income is comprised of the following for the three months ended June 30, 2015: (i) equity-based compensation of $(366), (ii) provision for income tax of $(20), and (iii) cash tax payments of $71. Non-controlling share of Adjusted Net Income is comprised of the following for the six months ended June 30, 2015: (i) equity-based compensation of $(707), (ii) provision for income tax of $(20), and (iii) cash tax payments of $71.

The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net loss attributable to shareholders	$(6,111)	$(4,266)	$(1,845)	$(10,838)	$(5,328)	$(5,510)
Add: Provision for income taxes	49	102	(53)	49	102	(53)
Add: Equity-based compensation expense	919	—	919	1,772		1,772
Add: Acquisition and transaction expenses	—	4,068	(4,068)	—	5,130	(5,130)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—		—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,461	45	3,416	6,769	45	6,724
Add: Interest expense	3,019		3,019	6,106	—	6,106
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—		—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(2,936)	—	(2,936)	(5,804)	—	(5,804)
Adjusted EBITDA	$(1,599)	$(51)	$(1,548)	$(1,946)	$(51)	$(1,895)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2015 and 2014: (i) equity-based compensation of $366 and $0, (ii) provision for income taxes of $20 and $0, (iii) interest expense of $1,171 and $0, (iv) depreciation and amortization expense of $1,379 and $0, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2015 and 2014: (i) equity-based compensation of $707 and $0, (ii) provision for income taxes of $20 and $0, (iii) interest expense of $2,375 and $0, (iv) depreciation and amortization expense of $2,702 and $0, respectively.
Revenues
Acquired in August 2014, Jefferson Terminal revenues in the three and six months ended June 30, 2015 were largely comprised of $3,963 and $7,199, respectively, related to terminal services. Additionally, in the three and six months ended June 30, 2015, Jefferson Terminal earned $1,410 and $2,820, respectively, in lease income related to tank railcars purchased and subsequently leased in the fourth quarter of 2014.
Expenses
Total expenses in the Jefferson Terminal segment increased by $11,817 and $23,823 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. Expenses increased due to higher (i) operating expenses of $9,450 and $16,123 incurred in connection with terminal operations, including $919 and $1,772 of equity-based compensation expense, (ii) amortization expense related to acquired customer relationships of $884 and $1,768 (iii) depreciation expense of $2,577 and $5,001 related to tank railcars and property, plant and equipment and (iv) interest expense of $3,019 and $6,106 related to term debt used to finance the purchase of Jefferson Terminal, as well as amounts outstanding on previously issued municipal bonds. Expenses in the three and six months ended June 30, 2014 were mainly comprised of acquisition and transaction costs for the acquisition of Jefferson Terminal in August 2014.
Net Loss
Net loss attributable to shareholders was $6,111 and $10,838 in the three and six months ended June 30, 2015, respectively, increasing by $1,845 and $5,510 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes discussed above, Net loss attributable to shareholders was also affected by net loss attributable to non-controlling interest in consolidated subsidiaries, which was $4,545 and $8,199 for the three and six months ended June 30, 2015.
Adjusted Net Loss
Adjusted Net Loss was $5,741 and $9,956 in the three and six months ended June 30, 2015, respectively, increasing by $5,645 and $9,860 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, the increase in each respective period was driven by the absence of acquisition and transaction expenses of $4,068 and $5,130 incurred related to the acquisition of Jefferson Terminal during the three and six months ended June 30, 2014, respectively. Adjusted Net Loss was also affected by the non-controlling share of Adjusted Net Loss of $315 and $656 offset by equity-based compensation expense of $919 and 1,772 in the three and six months ended June 30, 2015, respectively.
Adjusted EBITDA
Adjusted EBITDA was $(1,599) and $(1,946) in the three and six months ended June 30, 2015, decreasing by $1,548 and $1,895 as compared to the three and six months ended June 30, 2014, respectively.
In the three months ended June 30, 2015, in addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by (i) non-controlling share of Adjusted EBITDA of $(2,936), comprised of equity-based compensation expense of $366, provision for income taxes of $20, interest expense of $1,171, and depreciation and amortization expense of $1,379 and (ii) lower acquisition and transaction expenses of $4,068 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. These were offset by higher (i) depreciation and amortization expense of $3,416 related to acquired customer relationships, tank railcars and property, plant and equipment, (ii) interest expense of $3,019 and (iii) equity-based compensation expense of $919, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
In the six months ended June 30, 2015, in addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by (i) non-controlling share of Adjusted EBITDA of $(5,804), comprised of equity-based compensation expense of $707, provision for income taxes of $20, interest expense of $2,375, and depreciation and amortization expense of $2,702 in the six months ended June 30, 2015 and (ii) lower acquisition and transaction expenses of $(5,130) in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. These were offset by higher (i) depreciation and amortization expense of $6,724 related to acquired customer relationships, tank railcars and property, plant and equipment, (ii) interest expense of $6,106 and (iii) equity-based compensation expense of $1,772, in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Railroad Segment
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss for the Railroad segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$5,558	$984	$4,574	$11,847	$984	$10,863
Total revenues	5,558	984	4,574	11,847	984	10,863

Expenses
Operating expenses	7,215	2,076	5,139	14,299	2,076	12,223
Acquisition and transaction expenses	—	2,899	(2,899)	—	5,208	(5,208)
Depreciation and amortization	419	126	293	928	126	802
Interest expense	161	—	161	291	—	291
Total expenses	7,795	5,101	2,694	15,518	7,410	8,108

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Other income
Gain on sale of equipment, net	4	—	4	7	—	7
Total other income	4	—	4	7	—	7
Loss before income taxes	(2,233)	(4,117)	1,884	(3,664)	(6,426)	2,762
Provision for income taxes	—	—	—	—	—	—
Net loss	(2,233)	(4,117)	1,884	(3,664)	(6,426)	2,762
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(79)	—	(79)	(112)	—	(112)
Net loss attributable to shareholders	$(2,154)	$(4,117)	$1,963	$(3,552)	$(6,426)	$2,874
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	237	—	237	804	—	804
Add: Acquisition and transaction expenses	—	2,899	(2,899)	—	5,208	(5,208)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(11)	—	(11)	(24)	—	(24)
Adjusted Net Loss	$(1,928)	$(1,218)	$(710)	$(2,772)	$(1,218)	$(1,554)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $(11) and $0, respectively, for the three months ended June 30, 2015 and June 30, 2014. Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $(24) and $0, respectively, for the six months ended June 30, 2015 and June 30, 2014.

The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net loss attributable to shareholders	$(2,154)	$(4,117)	$1,963	$(3,552)	$(6,426)	$2,874
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	237		237	804	—	804
Add: Acquisition and transaction expenses	—	2,899	(2,899)	—	5,208	(5,208)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	419	126	293	928	126	802
Add: Interest expense	161	—	161	291	—	291
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—		—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(32)	—	(32)	(60)	—	(60)
Adjusted EBITDA	$(1,369)	$(1,092)	$(277)	$(1,589)	$(1,092)	$(497)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2015: (i) equity-based compensation of $11, (ii) interest expense of $6, and (iii) depreciation and amortization expense of $15. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2015: (i) equity-based compensation of $24, (ii) interest expense of $9, and (iii) depreciation and amortization expense of $27.
Revenues
Total revenues in the Railroad segment of $5,558 and $11,847 in the three and six months ended June 30, 2015, respectively, related to revenue generated from CMQR. CMQR was acquired during the second quarter of 2014, generating $984 of revenue, primarily related to freight rail revenue, in both the three and six months ended June 30, 2014. In the three and six months ended June 30, 2015, rail revenues consisted of $4,835 and $10,267 in freight rail revenue, respectively and $723 and $1,580 in ancillary services and other miscellaneous rail revenues, respectively.
Expenses
Total expenses in the Railroad segment were $7,795 and $15,518 in the three and six months ended June 30, 2015, respectively as compared to total expenses of $5,101 and $7,410 in the three and six months ended June 30, 2014, respectively.
Expenses were comprised of (i) operating expenses of $7,215 and $14,299 incurred in connection with railroad operations, (ii) depreciation expense of $405 and $903 related to property, plant, and equipment, (iii) amortization expense of $14 and $25 related to acquired customer relationships and (iv) interest expense of $161 and $291 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad, in the three and six months ended June 30, 2015, respectively. Expenses in the three and six months ended June 30, 2014 were mainly comprised of acquisition and transaction expenses and operating expenses incurred since the acquisition during the second quarter of 2014.
Net Loss
Net loss attributable to shareholders was $2,154 and $3,552 in the three and six months ended June 30, 2015, respectively compared to a net loss of $4,117 and $6,426 for the three and six months ended June 30, 2014, respectively. In addition to the changes discussed above, the increase was also due to a net loss attributable to non-controlling interest in consolidated subsidiaries of $79 and $112 for the three and six months ended June 30, 2015, respectively.

Adjusted Net Loss
Adjusted Net Loss was $1,928 and $2,772 in the three and six months ended June 30, 2015, increasing by $710 and $1,554 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, Adjusted Net Loss was impacted by equity-based compensation expense of $237 and $804 recorded in the three and six months ended June 30, 2015, respectively, and the absence of acquisition and transaction expenses of $2,899 and $5,208 incurred in the three and six months ended June 30, 2014, in connection with the acquisition of CMQR, respectively.
Adjusted EBITDA
Adjusted EBITDA was $(1,369) and $(1,589) in the three and six months ended June 30, 2015, decreasing by $277 and $497 as compared to the three and six months ended June 30, 2014, respectively.
In addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was also impacted by higher (i) equity-based compensation expense of $237 and 804, (ii) depreciation and amortization expense of $293 and $802, (iii) interest expense of $161 and 291 and (iv) non-controlling share of Adjusted EBITDA of $(32) and (60) in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively.

Corporate
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Expenses
General and administrative	1,989	721	1,268	2,337	948	1,389
Acquisition and transaction expenses	1,598	173	1,425	1,966	135	1,831
Management fees and incentive allocation to affiliate	3,485	1,086	2,399	5,899	1,837	4,062
Interest expense	—	—	—	—	45	(45)
Total expenses	7,072	1,980	5,092	10,202	2,965	7,237
Net loss	(7,072)	(1,980)	(5,092)	(10,202)	(2,965)	(7,237)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	2	—	2	2	—	2
Net loss attributable to shareholders	$(7,074)	$(1,980)	$(5,094)	$(10,204)	$(2,965)	$(7,239)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	24	—	24	24	—	24
Add: Acquisition and transaction expenses	1,598	173	1,425	1,966	135	1,831
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—		—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(5,452)	$(1,807)	$(3,645)	$(8,214)	$(2,830)	$(5,384)
The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net loss attributable to shareholders	$(7,074)	$(1,980)	$(5,094)	$(10,204)	$(2,965)	$(7,239)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	24	—	24	24	—	24
Add: Acquisition and transaction expenses	1,598	173	1,425	1,966	135	1,831
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	45	(45)
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$(5,452)	$(1,807)	$(3,645)	$(8,214)	$(2,785)	$(5,429)
Expenses
In Corporate, total expenses increased by $5,092 and $7,237 in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. This was mainly due to higher (i) management fees of $2,399 and $4,062 attributable to an increase in the weighted average contributed capital and capital raised during the Company’s IPO, (ii) general and administrative expenses of $1,268 and $1,389 primarily related to personnel and infrastructure as we expand our customer base and lines of businesses, including reimbursements to our manager and (iii) acquisition and transaction expenses for abandoned transaction opportunities of $1,425 and $1,831, in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively.
Adjusted Net Loss
Adjusted Net Loss was $5,452 and $8,214 in the three and six months ended June 30, 2015, increasing by $3,645 and $5,384, as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, Adjusted Net Loss was primarily impacted by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the three and six months ended June 30, 2015, which is excluded from Adjusted Net Loss.
Adjusted EBITDA
Adjusted EBITDA was $(5,452) and $(8,214) in the three and six months ended June 30, 2015, decreasing by $3,645 and $5,429 as compared to the three and six months ended June 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, the decrease in each respective period was primarily impacted by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the three and six months ended June 30, 2015, as well as equity-based compensation expense recorded in 2015.

Transactions with Affiliates and Affiliated Entities
We are managed by FIG LLC (the “Manager”), an affiliate of Fortress, pursuant to a management agreement (the “Management Agreement”) which provides for the Company to bear obligations for management fees and expense reimbursements payable to the Manager. Our Management Agreement requires our Manager to manage our business affairs in conformity with a broad asset acquisition strategy adopted and monitored by our board of directors. From time to time, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates or other affiliates of Fortress, which may include, but are not limited to, certain financing arrangements, acquisition of assets, acquisition of debt obligations, debt, co-investments, and other assets that present an actual, potential or perceived conflict of interest. Please see Note 14 to our consolidated financial statements included elsewhere in this filing for more information.
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At June 30, 2015 and December 31, 2014, accounts payable due to this vendor was $5,212 and $14,025, respectively.
Subsequent Events
On August 11, 2015, the Company’s Board of Directors declared a cash dividend on its common stock of $0.15 per share for the quarter ended June 30, 2015, payable on August 31, 2015 to the holders of record on August 21, 2015.

Liquidity and Capital Resources
Our principal uses of liquidity have been (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our partners, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the six months ended June 30, 2015 and 2014, cash used for the purpose of making investments was $101,611 and $125,623, respectively.

•	In six months ended June 30, 2015 and 2014, distributions to shareholders were $44,917 and $8,410, respectively, and distributions to non-controlling interest were $254 and $233, respectively.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been (i) revenues from our infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) borrowings, (iii) distributions received from unconsolidated investees, (iv) capital contributions from our shareholders and (v) proceeds from the issuance of common shares.

•
During the six months ended June 30, 2015 and 2014, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $25,103 and $13,415, respectively.

•
During the six months ended June 30, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $8,633. During six months ended June 30, 2014, there were no additional borrowings and we made total principal repayments of $4,761.

•
During the six months ended June 30, 2015 and 2014, we received $1,888 and $6,761 in cash distributions from our unconsolidated investees, respectively, of which $604 and $4,358 was included in cash flows from operating activities, respectively.

•	During the six months ended June 30, 2015 and 2014, proceeds from the sale of assets were $1,625 and $14,360, respectively.

•
During the six months ended June 30, 2015 and 2014, capital contributions from shareholders were $295,879 and $159,100, respectively, and capital contributions from non-controlling interests were $29,869 and $0, respectively.

•	During the six months ended June 30, 2015, proceeds from the issuance of common stock were $352,346, net of issuance costs of $1,711 .
The Company is currently evaluating over $1.5 billion of potential Infrastructure and Equipment Leasing transactions which could occur within the next 12 months. However, as of the date of this filing, none of the above-referenced pipeline transactions or negotiations are definitive or included within the planned liquidity needs of the Company.

Historical Cash Flow
Comparison of the six months ended June 30, 2015 and June 30, 2014
The following table compares the historical cash flow for the six months ended June 30, 2015 and June 30, 2014:

	Six months ended June 30, 2015	Six Months Ended June 30, 2014
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$14,631	$6,576
Net cash used in investing activities	(89,226)	(103,195)
Net cash provided by financing activities	623,784	147,594
Net cash provided by operating activities was $14,631 in the six months ended June 30, 2015 as compared to $6,576 in the six months ended June 30, 2014, representing a $8,055 increase. Net loss was $3,328 in the six months ended June 30, 2015, compared to income of $415 in the six months ended June 30, 2014, a decrease of $3,743. The increase in net cash provided by operating activities was driven by non-cash adjustments to reconcile net income which include an increase of (i) $16,704 relating to depreciation and amortization, (ii) $3,057 of amortization of lease intangibles and incentives, (iii) $665 in equity in earnings of unconsolidated entities, (iv) $2,600 of equity based compensation and (v) $1,924 of gain on sale of equipment, offset by a decrease due to income from forfeiture of security deposits of $1,120 and a decrease in operating distributions of $3,754 as compared to 2014. Offsetting the increase in non-cash adjustments to reconcile net income was higher cash outflows in accounts payable and accrued liabilities of $13,598 related to the continued expansion of our business, an increase in accounts receivable by $1,944 related to an increase in our customer base, an increase in management fees payable of $2,711, offset by decrease in cash outflows for other assets of $9,459.
Net cash used in investing activities was $89,226 and $103,195 in the six months ended June 30, 2015 and 2014, respectively, representing a $13,969 decrease. Cash used in the acquisition of leasing equipment and related lease intangibles decreased year over year by $35,842 in 2015 as compared to 2014. Additionally, cash was used to fund our other investment related to Jefferson Terminal of $51,939 and purchase CMQR of $11,308 in the six months ended June 30, 2014, both of which did not occur in June 30, 2015. These decreases were offset by higher cash flows used in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 for (i) the acquisitions of property plant and equipment of $70,321 related to the continued expansion and development of Jefferson Terminal and CMQR and (ii) purchase deposits of $4,756 for aircraft and aircraft engines, as well as a decrease in proceeds from sale of assets of $12,735 for the six months ended June 30, 2015 as compared to June 30, 2014.
Net cash provided by financing activities was $623,784 and $147,594 in six months ended June 30, 2015 and 2014, respectively, representing a $476,190 increase. Such increase was attributable to (i) the issuance of common shares net of issuance costs paid of $352,346, (ii) an increase in capital contributions from shareholders of $136,779 and (iii) an increase in capital contributions from non-controlling interests of $29,869. These increases in cash inflows were offset by (i) an increase in cash outflows for maintenance deposits, net of receipts of $2,686, (ii) an increase in debt repayment, net of proceeds from borrowings of $3,672 and (iii) an increase in capital distributions to shareholders of $36,507.
Liquidity
The Company uses Funds Available for Distribution (“FAD”) in evaluating its ability to meet its stated dividend policy. FAD is not a financial measure in accordance with GAAP. The GAAP measure most directly comparable to FAD is net cash provided by operating activities. The Company believes FAD is a useful metric for investors and analysts for similar purposes.
The Company defines FAD as: net cash provided by operating activities plus principal collections on finance leases, proceeds from sale of assets, and return of capital distributions from unconsolidated entities, less required payments on debt obligations and capital distributions to non-controlling interest, and excluding changes in working capital.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(in thousands)
Net Cash Provided by Operating Activities	$14,631	$6,576
Add: Principal Collections on Finance Leases	6,142	5,665
Add: Proceeds from sale of assets	1,625	14,360
Add: Return of Capital Distributions from Unconsolidated Entities	1,284	2,403
Less: Required Payments on Debt Obligations	(8,633)	(4,761)
Less: Capital Distributions to Non-Controlling Interest	(254)	(233)
Exclude: Changes in Working Capital	7,336	(976)
Funds Available for Distribution (FAD)	$22,131	$23,034
Limitations
FAD is subject to a number of limitations and assumptions and there can be no assurance that the Company will generate FAD sufficient to meet its intended dividends. FAD has material limitations as a liquidity measure of the Company because such measure excludes items that are required elements of the Company’s net cash provided by operating activities as described below. FAD should not be considered in isolation nor as a substitute for analysis of the Company’s results of operations under GAAP and it is not the only metric that should be considered when evaluating the Company’s ability to meet its stated dividend policy. Specifically:

•	FAD does not include equity capital raised, proceeds from any debt issuance or future equity offering, historical cash and cash equivalents and expected investments in the Company’s operations.

•	FAD does not give pro forma effect to prior acquisitions, certain of which cannot be quantified.

•
While FAD reflects the cash inflows from sale of certain assets, FAD does not reflect the cash outflows to acquire assets as the Company relies on alternative sources of liquidity to fund such purchases.

•
FAD does not reflect expenditures related to capital expenditures, acquisitions and other investments as the Company has multiple sources of liquidity and intends to fund these expenditures with future incurrences of indebtedness, additional capital contributions and/or future issuances of equity.

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

Debt Obligations
There were no material changes in our debt agreements as disclosed in our Amendment No. 7 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2015.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of June 30, 2015, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of June 30, 2015.

	Payments Due by Period (in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter

Container Loan #1	$38,400	$3,639	$7,279	$27,482	$—	$—	$—
Container Loan #2	17,947	6,609	7,371	452	3,515	—	—
Note payable to non-controlling interest	2,385	201	403	403	403	403	572
FTAI Pride Credit Agreement	70,313	3,125	6,250	6,250	6,250	48,438	—
CMQR Credit Agreement	9,473	—	—	9,473	—	—	—
Jefferson Terminal Credit Agreement	99,250	500	2,000	5,000	91,750	—	—
Jefferson Bonds Payable (1)	344,730	1,220	1,320	1,425	1,545	1,670	337,550
Total principal payments on loans and bonds payable	$582,498	$15,294	$24,623	$50,485	$103,463	$50,511	$338,122

Total estimated interest payments (2)	84,828	11,304	17,870	16,551	7,540	5,142	26,421

Operating lease obligations	68,275	2,609	5,056	5,026	4,020	3,891	47,673
Capital lease obligations	76	8	15	15	15	15	8

Total contractual obligations	$735,677	$29,215	$47,564	$72,077	$115,038	$59,559	$412,224
______________________________
(1) Includes $298,000 of tendered bonds which do not convey principal or interest payments while held by the Company and excludes unamortized premium.
(2) Estimated interest payments based on rates as of June 30, 2015; excludes interest payments on $298,000 of tendered bonds which do not convey interest while held by the Company.
Application of Critical Accounting Policies
There were no material changes in our critical accounting policies as disclosed in Amendment No. 7 to our Registration Statement on Form S-1, filed with the SEC on May 14, 2015.
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
As of June 30, 2015, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $2.3 million and $(2.3) million, respectively, over the next twelve months before the impact of interest rate derivatives.
Through the use of an interest rate swap, we have reduced our exposure to interest rate changes with respect to 70% of the outstanding principal balance of Container Loan #1. Through the use of an interest rate cap, we have reduced our exposure to interest rate changes with respect to 50% of the outstanding principal balance of that portion of Container Loan #2 attributable to equipment which is subject to direct finance leases having a five year term (representing a notional amount of approximately $2.5 million at June 30, 2015).
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

Item 1A.         Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our common shares. However, these categories do overlap and should not be considered exclusive.
Risks Related to Our Business
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
In addition, our target returns are based on estimates and assumptions regarding a number of other factors, including, without limitation, holding periods, the absence of material adverse events affecting specific investments (which could include, without limitation, natural disasters, terrorism, social unrest or civil disturbances), general and local economic and market conditions, changes in law, taxation, regulation or governmental policies and changes in the political approach to transportation investment, either generally or in specific countries in which we may invest or seek to invest. Many of these factors, as well as the other risks described elsewhere in this report, are beyond our control and all could adversely affect our ability to achieve a target return with respect to an asset. Further, target returns are targets for the return generated by specific assets and not by us. Numerous factors could prevent us from achieving similar returns, notwithstanding the performance of individual assets, including, without limitation, taxation and fees payable by us or our operating subsidiaries, including fees and incentive allocation payable to our Manager.
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
Depending on the specific sector, the risk of contractual defaults may be elevated due to excess capacity as a result of oversupply during the recent economic downturn. We lease assets to our customers pursuant to fixed-price contracts, and our customers then seek to utilize those assets to transport goods and provide services. If the price at which our customers receive for their transportation services decreases as a result of an oversupply in the marketplace, then our customers may be forced to reduce their prices in order to attract business (which may have an adverse effect on their ability to meet their contractual lease obligations to us), or may seek to renegotiate or terminate their contractual lease arrangements with us to pursue a lower-priced opportunity with another lessor, which may have a direct, adverse effect on us. See “-The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the financial crisis, and any future oversupply could materially adversely affect our results of operations and cash flows”. Any default by a material customer would have a significant impact on our profitability at the time the customer defaulted, which could materially adversely affect our operating results and growth prospects. In addition, some of our counterparties may reside in jurisdictions with legal and regulatory regimes that make it difficult and costly to enforce such counterparties’ obligations.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately 2 million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident may arise in the future. No claims have been made or threatened against us as of June 30, 2015 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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

•	potential liability for injury or casualty losses which are not covered by insurance;

•	potential opposition from non-governmental organizations, environmental groups, local or other groups which may delay or prevent development activities;

•	local and economic conditions;

•	changes in legal requirements; and

•	force majeure events, including catastrophes and adverse weather conditions.
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
We are a recently formed limited liability company with a limited operating history. Our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved if we were a public company or results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all. Further, we only make acquisitions identified by our Manager. As a result of this concentration of assets, our financial performance depends on the performance of our Manager in identifying target assets, the availability of opportunities falling within our asset acquisition strategy and the performance of those underlying assets.
Future changes in accounting rules could significantly impact how both we and our customers account for our leases.
Our consolidated financial statements are prepared in accordance with GAAP. In May 2013, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification 840 (“ASC 840”), Leases. Pursuant to the Lease ED, leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of assets other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. It is anticipated that the final standard would have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on our consolidated financial statements.
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
In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). As such, certain forms of financing such as finance leases may not be available to us. Please see “- If we are deemed an investment company under the Investment Company Act of 1940, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”
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
Our Management Agreement, the Partnership Agreement and our operating agreement were not negotiated among affiliated parties, and their terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $69.9 billion of assets under management as of March 31, 2015.
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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which, certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
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
We are an “emerging growth company” as defined in the JOBS Act. As such, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the last day of the fiscal year following the fifth anniversary of our initial public offering, (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-

year period. Because we have taken advantage of each of these exemptions, we do not know if some investors will find our common shares less attractive as a result. The result may be a less active trading market for our common shares and our share price may be more volatile.
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
Item 4.         Mine Safety Disclosures

Not applicable.
Item 5.         Other Information

None.
Item 6.         Exhibits
See Index to Exhibits immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Chief Executive Officer
August 12, 2015

By:	/s/ Jonathan G. Atkeson
Jonathan G. Atkeson
Chief Financial Officer and Chief Operating Officer
August 12, 2015

By:	/s/ Scott Christopher
Scott Christopher
Chief Accounting Officer
August 12, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Formation (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, filed April 30, 2015).
3.2
Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to the Registrant’s Report on Form 8-K, filed on May 21, 2015).

10.1
Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to the Registrant’s Report on Form 8-K, filed on May 21, 2015).

10.2
Management and Advisory Agreement, dated as of  May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to the Registrant’s Report on Form 8-K, filed on May 21, 2015).

10.3	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to the Registrant’s Report on Form 8-K, filed on May 21, 2015).
10.4
Registration Rights Agreement, dated as of  May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to the Registrant’s Report on Form 8-K, filed on May 21, 2015).

10.5
Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, filed April 30, 2015).

10.6
Credit Agreement, dated as of August 27, 2014, among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Partners LLC and the other lenders party thereto (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, filed April 30, 2015).

21.1	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, filed April 30, 2015).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.