Form 10-Q
period 2015-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2015-11-04
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
There were 75,718,183 common shares representing limited liability company interests outstanding at November 4, 2015.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Notes	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents		$448,299	$22,125
Restricted cash	2	16,169	21,084
Accounts receivable, net		11,849	9,588
Leasing equipment, net	4	616,019	509,379
Finance leases, net	5	85,401	102,813
Property, plant, and equipment, net	6	294,352	227,381
Investment in and advances to unconsolidated entity	7	11,370	21,569
Tendered bonds	9	—	298,000
Intangible assets, net	8	46,648	52,169
Goodwill	3	116,584	116,584
Other assets		35,445	24,048
Total assets		$1,682,136	$1,404,740

Liabilities
Accounts payable and accrued liabilities		$32,367	$43,174
Debt	9	274,942	592,867
Maintenance deposits		30,001	35,575
Security deposits		15,950	13,622
Other liabilities		8,066	6,005
Total liabilities		361,326	691,243

Commitments and contingencies	17

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,718,183 and 53,502,873 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)		757	535
Additional paid in capital		1,209,183	613,683
Accumulated deficit		(14,070)	—
Accumulated other comprehensive (loss) income		(16)	214
Shareholders' equity		1,195,854	614,432
Non-controlling interest in equity of consolidated subsidiaries		124,956	99,065
Total equity		1,320,810	713,497
Total liabilities and equity		$1,682,136	$1,404,740

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2015	2014	2015	2014
Revenues
Equipment leasing revenues		$24,360	$10,571	$70,031	$28,018
Infrastructure revenues		10,873	5,509	32,739	6,493
Total revenues	11	35,233	16,080	102,770	34,511

Expenses
Operating expenses		17,879	9,360	50,198	12,705
General and administrative		2,568	401	4,905	1,349
Acquisition and transaction expenses		2,206	808	4,172	11,281
Management fees and incentive allocation to affiliate	14	4,606	1,698	10,505	3,535
Depreciation and amortization	4, 6, 8	11,548	4,118	32,875	8,741
Interest expense		4,668	1,348	14,240	2,920
Total expenses		43,475	17,733	116,895	40,531

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	7	(9,584)	1,700	(7,118)	4,831
Gain on sale of equipment, net		1,746	1,849	2,037	4,064
Interest income		159	52	462	66
Other income, net		15	154	6	134
Total other income (expense)		(7,664)	3,755	(4,613)	9,095

(Loss) Income before income taxes		(15,906)	2,102	(18,738)	3,075
Provision for income taxes	13	150	156	646	714
Net (loss) income		(16,056)	1,946	(19,384)	2,361
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,318)	(2,085)	(12,257)	(1,744)
Net (loss) income attributable to shareholders		$(11,738)	$4,031	$(7,127)	$4,105

(Loss) Earnings per Share:	16
Basic and Diluted		$(0.16)	$0.08	$(0.11)	$0.08
Weighted Average Shares Outstanding:
Basic		75,718,183	53,502,873	64,114,734	53,502,873
Diluted		75,718,183	53,502,873	64,114,734	53,502,873

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(16,056)	$1,946	$(19,384)	$2,361
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	(94)	116	(230)	(25)
Comprehensive (loss) income	$(16,150)	$2,062	$(19,614)	$2,336
Comprehensive loss attributable to non-controlling interest	$(4,318)	$(2,085)	$(12,257)	$(1,744)
Comprehensive (loss) income attributable to shareholders	$(11,832)	$4,147	$(7,357)	$4,080

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	$535	$613,683	$—	$214	$99,065	$713,497

Comprehensive (loss) income:
Net (loss) income for the period		6,943	(14,070)		(12,257)	(19,384)
Other comprehensive loss				(230)	—	(230)
Total comprehensive loss					(12,257)	(19,614)
Capital contributions		295,879			34,787	330,666
Capital distributions		(44,917)			(309)	(45,226)
Issuance of common shares	222	348,929			—	349,151
Dividends declared		(11,358)			—	(11,358)
Equity-based compensation		24			3,670	3,694
Equity - September 30, 2015	$757	$1,209,183	$(14,070)	$(16)	$124,956	$1,320,810

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(19,384)	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of unconsolidated entities	7,118	(4,831)
Gain on sale of equipment	(2,037)	(4,064)
Security deposits and maintenance claims included in earnings	(439)	—
Equity-based compensation	3,694	284
Depreciation and amortization	32,875	8,741
Change in current and deferred income taxes	127	714
Change in fair value of non-hedge derivative	14	19
Amortization of lease intangibles and incentives	5,380	1,652
Amortization of deferred financing costs	1,101	188
Operating distributions from unconsolidated entities	160	6,942
Bad debt expense	255	175
Other	(362)	(9)
Change in:
Accounts receivable	(2,718)	(4,917)
Other assets	(3,540)	(4,365)
Accounts payable and accrued liabilities	4,109	(32,884)
Management fees payable to affiliate	(1,207)	434
Other liabilities	1,724	1,774
Net cash provided by (used in) operating activities	26,870	(27,786)

Cash flows from investing activities:
Change in restricted cash	4,915	(6,120)
Investment in notes receivable	(10,776)	—
Construction deposit related to vessel	—	(3,725)
Principal collections on finance leases	17,412	9,028
Acquisition of leasing equipment	(136,672)	(215,770)
Acquisition of property plant and equipment	(88,068)	(16,038)
Acquisition of lease intangibles	(2,447)	(3,745)
Acquisition of CMQR	—	(11,308)
Acquisition of Jefferson Terminal	—	(47,811)
Acquisition of pre-existing debt relationships	—	(97,616)
Purchase deposit for aircraft and aircraft engines	(250)	(7,427)
Proceeds from sale of leasing equipment	9,000	18,975
Proceeds from sale of property, plant and equipment	253	428
Proceeds from sale of equipment held for sale	—	135
Return of capital distributions from unconsolidated entities	2,921	6,307
Net cash used in investing activities	$(203,712)	$(374,687)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from debt	$200	$175,349
Repayment of debt	(19,764)	(26,886)
Payment of deferred financing costs	—	(4,793)
Receipt of security deposits	1,695	1,974
Return of security deposits	(710)	(500)
Receipt of maintenance deposits	7,127	2,274
Release of maintenance deposits	(10,673)	—
Proceeds from issuance of common shares, net of underwriter's discount	354,057	—
Common shares issuance costs	(2,998)	—
Capital contributions from shareholders	295,879	290,930
Capital distributions to shareholders	(44,917)	(43,410)
Capital contributions from non-controlling interests	34,787	43,612
Capital distributions to non-controlling interests	(309)	(422)
Cash dividends paid	(11,358)	—
Net cash provided by financing activities	603,016	438,128

Net increase in cash and cash equivalents	426,174	35,655
Cash and cash equivalents, beginning of period	22,125	7,236
Cash and cash equivalents, end of period	$448,299	$42,891

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$(1,083)	$(25,748)
Acquisition of CMQR	$—	$(2,991)
Acquisition of Jefferson	$—	$(38,207)
Acquisition of property, plant and equipment	$(59)	$(5,000)
Settled and assumed security deposits	$2,463	$940
Billed, assumed and settled maintenance deposits	$(2,710)	$13,042
Non-cash contribution of non-controlling interest	$—	$38,207
Common share issuance costs	$(1,908)	$—
Change in fair value of cash flow hedge	$(230)	$(25)

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
At December 31, 2014, through their investment in the Company, the beneficial owners of the Partnership were Fortress Worldwide Transportation and Infrastructure Investors LP (the “Onshore Fund”), with an 89.97% interest and Fortress Worldwide Transportation and Infrastructure Offshore LP (the “Offshore Fund”) with a 9.98% interest; in addition, Fortress Worldwide Transportation and Infrastructure Master GP LLP (the “Master GP”) holds a 0.05% interest. The Master GP is owned by an affiliate of Fortress. The Onshore Fund and the Offshore Fund (collectively, the “Initial Shareholders”) are investment vehicles which are sponsored by Fortress. The general partner of the Onshore Fund and the Offshore Fund is an affiliate of Fortress.
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
On May 20, 2015, the Company completed an IPO of 20 million common shares at a price to the public of $17.00 per share. On June 15, 2015, the underwriters exercised their overallotment option, pursuant to which the Company issued an additional 2.2 million shares to such underwriters at the IPO price. At September 30, 2015, the Company was owned 29.3% by public shareholders and 70.7% by the Initial Shareholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—-The unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2014 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in Amendment No. 7 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 14, 2015.
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
At September 30, 2015 and December 31, 2014, MT6015 had total assets of $7,533 and $7,450, respectively, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets or to the general credit of the Company.
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
Restricted Cash—Restricted cash of $16,169 and $21,084 at September 30, 2015 and December 31, 2014, respectively, consists of cash held in segregated accounts pursuant to the requirements of the Company’s debt agreements (Note 9).
Goodwill —The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairment is expensed when incurred. During the nine months ended September 30, 2015, there was no impairment of goodwill.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance leases and operating leases. The Company attempts to limit its credit risk by performing

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

ongoing credit evaluations. During the three months ended September 30, 2015, the Company earned approximately 11.7% of its revenue from one customer in the offshore energy segment. During the nine months ended September 30, 2015, the Company earned approximately 23.1% of its revenue from two customers, one each in the offshore energy and Jefferson Terminal segments. During the three months ended September 30, 2014, the Company earned approximately 25.6% of its revenue from two customers, one each in the aviation leasing and offshore energy segments. During the nine months ended September 30, 2014, the Company earned approximately 51.5% of its revenue from four customers in the following segments: two in aviation leasing, one in shipping containers, and one in offshore energy. As of September 30, 2015, accounts receivable from two customers in the offshore segment each represented 17.6% and 17.2% of total accounts receivable, net. As of December 31, 2014, the Company had accounts receivable from one customer in the offshore segment that represented 11.7% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at September 30, 2015 and December 31, 2014 was $73 and $111, respectively. Bad debt expense for the three and nine months ended September 30, 2015 was $96 and $255, respectively. Bad debt expense for the three and nine months ended September 30, 2014 was $132 and $175, respectively.
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
The Company had reclassification adjustments of $32 and $104, which impacted accumulated other comprehensive income during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Company had reclassification adjustments of $42 and $130, respectively.
Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations (Note 9), the Company has entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company does not enter into speculative derivative transactions. Derivative assets of $4 and $232, as of September 30, 2015 and December 31, 2014, respectively, were recorded within other assets in the Consolidated Balance Sheets. A derivative liability of $16 as of September 30, 2015 has been recorded within accounts payable and accrued liabilities in the Consolidated Balance Sheet.
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
All interest rate derivatives are recognized on the balance sheet at their fair value. For interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative, if any, is calculated and recorded in interest expense. Changes in fair value of non-hedge derivatives are recorded in earnings on a current basis. The estimated net amount of existing losses reported in accumulated other comprehensive income at September 30, 2015 expected to be reclassified into earnings within the next 12 months is approximately $70.
In the event of a termination of an interest rate derivative prior to its contractual maturity, any related net gains or losses in accumulated other comprehensive income at the date of termination would be reclassified into earnings, unless it remains probable that interest payments on the debt will continue to occur, in which case the amount in

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

accumulated other comprehensive income would be reclassified into earnings as the interest payments on the debt affect earnings.
Other Investment—During the three months ended September 30, 2015, the Company invested $10,776 in a terminal site under development. The notes receivable has been recorded within Other Assets on the Consolidated Balance Sheet within the Corporate segment as of September 30, 2015.
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
Unadopted Accounting Pronouncements—
The FASB has recently issued or discussed a number of proposed standards on such topics as leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on the Company’s financial reporting. The Company has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU-2014-09”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company is still evaluating the impact of adopting this new guidance on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-15"). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings of the line-of-credit arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement- Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the initial purchase accounting that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
Jefferson Terminal was purchased for an aggregate purchase price of approximately $607.8 million, including assumed liabilities of $522.0 million (of which $97.6 million relates to pre-existing debt relationships) and equity consideration of $38.2 million. The Company owns an approximately 60% interest in Jefferson Terminal. The remaining approximately 40% interest in Jefferson Terminal is owned by a portion of the retaining shareholders and a private equity fund sponsored by Fortress, each holding an interest of approximately 20% and accounted for as non-controlling interests in the accompanying consolidated financial statements. In connection with the acquisition, a $100 million loan was also obtained (Note 9). The acquisition was accounted for as a business combination under ASC 805 Business Combinations and the results of operations of the acquired business of Jefferson Terminal have been included in the consolidated financial statements since the date of acquisition. Subsequent to the acquisition, measurement period adjustments as of the acquisition date were made to decrease construction in progress within property, plant, and equipment, net by $947, increase intangible assets, net by $128, increase goodwill by $1,358, increase accounts payable and accrued liabilities assumed by $390 and increase other liabilities assumed by $149.

Supplementary Pro Forma Information—The unaudited pro forma information has been derived from the Company's historical consolidated financial statements and has been prepared to give effect to the acquisition, assuming that the acquisition of Jefferson Terminal occurred on January 1, 2013. The unaudited pro forma pre-tax net loss for the three and nine months ended September 30, 2014 have been adjusted to reflect the additional depreciation and amortization that would have resulted from changes in the estimated fair value of assets and liabilities.

Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative or either future results of operations or results that might have been achieved had the acquisition occurred on January 1, 2013.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$17,006	$37,158
Pre-tax net loss	$(2,244)	$(37,585)

During three and nine months ended September 30, 2014, the Company recognized $1,539 and $1,539 in revenue, respectively, and $2,231 and $7,457 in loss before taxes, respectively, which includes acquisition and transaction related expenses of $284 and $5,414, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

4.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2015
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$426,142	$182,355	$44,327	$652,824
Less: Accumulated depreciation	(27,332)	(8,204)	(1,269)	(36,805)
Leasing equipment, net	$398,810	$174,151	$43,058	$616,019

	December 31, 2014
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$298,204	$182,355	$44,326	$524,885
Less: Accumulated depreciation	(11,331)	(3,737)	(438)	(15,506)
Leasing equipment, net	$286,873	$178,618	$43,888	$509,379
During the nine months ended September 30, 2015, the Company acquired seventeen commercial jet engines and four aircraft, and also sold three commercial jet engines. Depreciation expense for leasing equipment for the three and nine months ended September 30, 2015 was $7,888 and $22,072 respectively. Depreciation expense for leasing equipment for the three and nine months ended September 30, 2014 was $3,136 and $7,633, respectively.

5.	FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	September 30, 2015
	Offshore Energy	Shipping Containers	Total
Finance leases	$20,543	$86,701	$107,244
Unearned revenue	(10,329)	(11,514)	(21,843)
Finance leases, net	$10,214	$75,187	$85,401

	December 31, 2014
	Offshore Energy	Shipping Containers	Total
Finance leases	$22,045	$109,492	$131,537
Unearned revenue	(11,580)	(17,144)	(28,724)
Finance leases, net	$10,465	$92,348	$102,813
At September 30, 2015, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

	Offshore Energy	Shipping Containers	Total
2015	$506	$4,369	$4,875
2016	2,013	25,680	27,693
2017	2,008	51,308	53,316
2018	2,008	5,344	7,352
2019	2,008	—	2,008
Thereafter	12,000	—	12,000
Total	$20,543	$86,701	$107,244

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

6.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2015
	Railroad	Jefferson Terminal	Total
Land and improvements	$5,478	$14,014	$19,492
Construction in progress	1,770	50,188	51,958
Buildings and improvements	544	2,193	2,737
Crude oil terminal machinery and equipment	—	207,846	207,846
Track and track related assets	15,750	—	15,750
Railroad equipment	1,307	—	1,307
Railcars and locomotives	1,521	—	1,521
Computer hardware and software	104	34	138
Furniture and fixtures	10	317	327
Vehicles	390	258	648
	26,874	274,850	301,724
Less: accumulated depreciation	(2,299)	(7,899)	(10,198)
Spare parts	$—	$2,826	$2,826
Property, plant and equipment, net	$24,575	$269,777	$294,352

	December 31, 2014
	Railroad	Jefferson Terminal	Total
Land and improvements	$5,484	$9,573	$15,057
Construction in progress	—	145,716	145,716
Buildings and improvements	436	2,139	2,575
Crude oil terminal machinery and equipment	—	50,627	50,627
Track and track related assets	12,022	—	12,022
Railroad equipment	1,268	—	1,268
Railcars and locomotives	1,293	—	1,293
Computer hardware and software	—	34	34
Furniture and fixtures	—	317	317
Vehicles	321	258	579
	20,824	208,664	229,488
Less: accumulated depreciation	(962)	(1,145)	(2,107)
Property, plant and equipment, net	$19,862	$207,519	$227,381
During nine months ended September 30, 2015 additional property, plant and equipment of $75,315 was acquired, and is mainly related to land and improvements and crude oil terminal machinery and equipment. During the nine months ended September 30, 2015, disposals of railroad equipment totaled $253. Depreciation expense for property, plant and equipment was $2,764 and $8,114, for the three and nine months ended September 30, 2015, respectively. Depreciation expense for property, plant and equipment was $676 and $796, for the three and nine months ended September 30, 2014, respectively. Spare parts are depreciated in conjunction with the underlying asset when placed in service.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
The following table presents the ownership interest and carrying values of the Company’s investment in unconsolidated entity:

			Carrying Value
	Date Acquired	Ownership Percentage	September 30, 2015	December 31, 2014
Intermodal Finance I, Ltd.	September 2012	51%	$11,370	$21,569
Intermodal Finance I, Ltd.
The Company owns a 51% non-controlling interest in Intermodal Finance I Ltd., a joint venture. Intermodal Finance I, Ltd owns a portfolio of multiple finance leases, representing 6 customers and comprising approximately 65,000 shipping containers as well as a portfolio of approximately 38,000 shipping containers subject to multiple operating leases to a single customer. During the three months ended September 30, 2015, Intermodal Finance I, Ltd. recorded an impairment charge of $20,604, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected.  Additionally, due to challenging market conditions for shipping containers, a limited number of the returned containers were sold at values lower than previously estimated.  The Company's proportionate share of the impairment charge was $10,508 based on its 51% ownership percentage.
Summary financial information for Intermodal Finance I, Ltd. is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue
Total revenues	$3,935	$5,021	$12,429	$15,838

Expenses
Operating expenses	296	520	722	1,242
General and administrative	241	192	614	608
Depreciation and amortization	586	471	1,785	1,808
Interest expense	930	1,434	2,788	3,930
Loss on debt extinguishment	—	119	—	119
Loss on disposal of equipment	266	—	317	—
Impairment expense	20,604	—	20,604	—
Total expenses	22,923	2,736	26,830	7,707

Gain on early termination of finance lease	—	917	—	917
Other income	96	—	130	—
Total other income	96	917	130	917
Net income (loss)	(18,892)	3,202	(14,271)	9,048
				—
Comprehensive income (loss)	$(18,892)	$3,202	$(14,271)	$9,048

Company's equity in (loss) earnings	$(9,584)	$1,700	$(7,118)	$4,831

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$4,062	$5,214
Restricted cash	1,820	2,320
Accounts receivable	1,016	1,051
Other receivables	7	—
Leasing assets, net of accumulated depreciation of $5,949 and $4,449, respectively	51,165	74,045
Finance leases, net	41,534	62,393
Deferred costs, net of accumulated amortization of $794 and $602, respectively	1,160	1,524
Other assets	12	8
Total assets	$100,776	$146,555

Liabilities
Accounts payable and accrued liabilities	180	157
Syndication liabilities	3,201	5,152
Debt	93,077	120,303
Other liabilities	97	383
Total liabilities	96,555	125,995

Members’ Equity
Members’ equity	4,221	20,560
Total members’ equity	4,221	20,560
Total liabilities and members’ equity	$100,776	$146,555

Company’s investment in and advances to unconsolidated entity	$11,370	$21,569

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

8.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	September 30, 2015
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$22,882	$—	$—	$22,882
Accumulated amortization	(8,075)	—	—	(8,075)
Total acquired favorable lease intangibles, net	14,807	—	—	14,807

Customer relationships	—	35,513	225	35,738
Accumulated amortization	—	(3,833)	(64)	(3,897)
Total acquired customer relationships, net	—	31,680	161	31,841

Total intangible assets, net	$14,807	$31,680	$161	$46,648

Intangible liabilities:
Acquired unfavorable lease intangibles	$396	$—	$—	$396
Accumulated amortization	(105)	—	—	(105)
Total acquired unfavorable lease intangibles, net	$291	$—	$—	$291

	December 31, 2014
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$20,435	$—	$—	$20,435
Accumulated amortization	(2,796)	—	—	(2,796)
Total acquired favorable lease intangibles, net	17,639	—	—	17,639

Customer relationships	—	35,513	225	35,738
Accumulated amortization	—	(1,180)	(28)	(1,208)
Total acquired customer relationships, net	—	34,333	197	34,530

Total intangible assets, net	$17,639	$34,333	$197	$52,169

Intangible liabilities:
Acquired unfavorable lease intangibles	$261	$—	$—	$261
Accumulated amortization	(24)	—	—	(24)
Total acquired unfavorable lease intangibles, net	$237	$—	$—	$237

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets. Amortization recorded in the Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in Consolidated Statements of Operations
	2015	2014	2015	2014
Lease intangibles	$1,405	$796	$5,198	$1,652	Equipment leasing revenues
Customer relationships	896	306	2,689	312	Depreciation and amortization
Total	$2,301	$1,102	$7,887	$1,964
As of September 30, 2015, estimated net annual amortization of intangibles is as follows:

September 30, 2015
2015	$2,548
2016	9,533
2017	6,951
2018	6,145
2019	4,571
Thereafter	16,609
Total	$46,357

9.	DEBT
Debt is summarized as follows:

	September 30, 2015	December 31, 2014
Loans payable
Container Loan #1	$36,581	$42,040
Container Loan #2	11,702	19,115
FTAI Pride Credit Agreement	68,750	73,438
CMQR Credit Agreement	9,284	9,416
Jefferson Terminal Credit Agreement	99,000	99,750
Total loans payable	225,317	243,759
Bonds payable
Series 2010 Bonds	—	298,000
Series 2012 Bonds (including unamortized premium of $1,763 and $1,791 at September 30, 2015 and December 31, 2014, respectively)	47,273	48,521
Total bonds payable	47,273	346,521
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,587
Total note payable to non-controlling interest	2,352	2,587

Total debt	$274,942	$592,867

Total debt due within one year	$23,947	$23,915

As of December 31, 2014, Series 2010 Bonds purchased by the Company were deemed to be owned by the Company, and were classified as assets, Tendered bonds, in the Consolidated Balance Sheet with an equal corresponding amount

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

as Debt. During the three months ended September 30, 2015, the Jefferson County Industrial Development Corporation, the Company, and Amegy Bank as the related trustee, agreed to cancel the Series 2010 Bonds. Accordingly, the Series 2010 Bonds are no longer reported within Tendered Bonds or Debt in the Consolidated Balance Sheet as of September 30, 2015.

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
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2015	September 30, 2015
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$448,299	$448,299	$—	$—	Market
Restricted cash	16,169	16,169	—	—	Market
Derivative assets	4	—	4	—	Income
Total assets at fair value	$464,472	$464,468	$4	$—

Liabilities at fair value	$16	$—	$16	$—	Income

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2014	December 31, 2014
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$22,125	$22,125	$—	$—	Market
Restricted cash	21,084	21,084	—	—	Market
Derivative assets	232	—	232	—	Income
Total assets at fair value	$43,441	$43,209	$232	$—
At December 31, 2014, the Company had no liabilities that were measured at fair value on a recurring basis.

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
Except as discussed below, the Company’s financial instruments other than cash and cash equivalents, restricted cash, and derivatives consist principally of accounts receivable, accounts payable and accrued liabilities, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
At September 30, 2015 and December 31, 2014, the Company’s notes receivable, included as a component of other assets in the accompanying Consolidated Balance Sheet, consisted of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At September 30, 2015, the Company's notes receivable also included a $10,776 loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site. The fair values of these notes receivable approximate carrying value due to both bearing a market rate of interest for similar types of loans and is classified as Level 2 within the fair value hierarchy.
The fair values of Container Loan #1 and Container Loan #2, reported in Debt in the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, were approximately $36,900 and $42,515, respectively, and $11,726 and $19,129, respectively, based upon current market interest rates for similar types of loans. The fair value of Series 2012 bonds, reported in Debt in the Consolidated Balance Sheet, was approximately $48,447 at September 30, 2015 and approximated carrying value at December 31, 2014, based upon market prices for similar municipal securities. The fair values of all other items reported as Debt in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
The Company measures the fair value of certain assets and liabilities on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and leasing equipment. The Company records such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions as to future cash flows from operation of the underlying businesses and the leasing and eventual sale of assets.
During the nine months ended September 30, 2015 and 2014, no impairment charges were recognized related to the Company's assets and liabilities measured at fair value on a recurring basis. See Note 7 for impairment recorded by the Company's investment in unconsolidated entity during the three months ended September 30, 2015.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

11.	REVENUES
Components of revenue are as follows:

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$10,664	$5,816	$—	$—	$—	$16,480
Maintenance revenue	5,510	—	—	—	—	5,510
Finance lease income	—	418	1,726	—	—	2,144
Other revenue	—	201	25	—	—	226
Total equipment leasing revenues	$16,174	$6,435	$1,751	$—	$—	$24,360
Infrastructure revenues
Lease income	—	—	—	1,030	—	1,030
Rail revenues	—	—	—	—	6,641	6,641
Terminal services revenues	—	—	—	3,202	—	3,202
Total infrastructure revenues	$—	$—	$—	$4,232	$6,641	$10,873
Total revenues	$16,174	$6,435	$1,751	$4,232	$6,641	$35,233

	Three Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$4,031	$2,570	$—	$—	$—	$6,601
Maintenance revenue	1,425	—	—	—	—	1,425
Finance lease income	—	423	2,064	—	—	2,487
Other revenue	3	30	25	—	—	58
Total equipment leasing revenues	$5,459	$3,023	$2,089	$—	$—	$10,571
Infrastructure revenues
Lease income	—	—	—	439	—	439
Rail revenues	—	—	—	—	3,970	3,970
Terminal services revenues	—	—	—	1,100	—	1,100
Total infrastructure revenues	$—	$—	$—	$1,539	$3,970	$5,509
Total revenues	$5,459	$3,023	$2,089	$1,539	$3,970	$16,080

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$30,211	$18,419	$—	$—	$—	$48,630
Maintenance revenue	12,895	—	—	—	—	12,895
Finance lease income	—	1,247	5,496	—	—	6,743
Other revenue	1,120	568	75	—	—	1,763
Total equipment leasing revenues	$44,226	$20,234	$5,571	$—	$—	$70,031
Infrastructure revenues
Lease income	—	—	—	3,850	—	3,850
Rail revenues	—	—	—	—	18,488	18,488
Terminal services revenues	—	—	—	10,401	—	10,401
Total infrastructure revenues	—	—	—	$14,251	$18,488	$32,739
Total revenues	$44,226	$20,234	$5,571	$14,251	$18,488	$102,770

	Nine Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$10,018	$6,281	$—	$—	$—	$16,299
Maintenance revenue	4,029	—	—	—	—	4,029
Finance lease income	—	1,288	6,294	—	—	7,582
Other revenue	3	30	75	—	—	108
Total equipment leasing revenues	$14,050	$7,599	$6,369	$—	$—	$28,018
Infrastructure revenues
Lease income	—	—	—	439	—	439
Rail revenues	—	—	—	—	4,954	4,954
Terminal services revenues	—	—	—	1,100	—	1,100
Total infrastructure revenues	—	—	—	$1,539	$4,954	$6,493
Total revenues	$14,050	$7,599	$6,369	$1,539	$4,954	$34,511
Minimum future annual revenues contracted to be received under existing operating leases of equipment at September 30, 2015 are as follows:

September 30, 2015
2015	$22,422
2016	55,351
2017	36,400
2018	23,813
2019	9,857
Thereafter	3,218
$151,061

12.	EQUITY-BASED COMPENSATION
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
As of September 30, 2015, the Incentive Plan provides for the issuance of up to 30,000,000 shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within Operating Expenses and General and Administrative in the Consolidated Statements of Operations.
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

		Nine Months Ended September 30, 2015
Expected volatility	Due to the lack of historical data for the Company’s own stock, the Company has based its expected volatility on a representative peer group with similar business characteristics.	28%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	2.4%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.50%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	5 years

	Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2015	—
Granted	15,000	$16.98
Exercised	—
Forfeited and cancelled	—
Stock options outstanding and exercisable as of September 30, 2015	15,000		9.67	$—
Restricted Shares
The Company has granted equity based compensation to employees of a subsidiary consisting of 1.3 million restricted shares of such subsidiary’s equity instruments in exchange for services to be provided. One award for 1.25 million restricted shares vests in three tranches over three years, subject to continued employment and the achievement of three separate performance conditions based on EBITDA for that subsidiary, as defined. The award expires in August 2017. The award is equity based, with compensation expense recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved. The grant date fair value of the award is $23,879 which was based on the fair value per share on August 27, 2014, the date of grant, and estimated using a market approach. As of September 30, 2015, the achievement of one performance condition representing 50% of the grant value remains probable.
A second award vests over four years, subject to continued employment. The grant date fair value of the award is $800, which is based on the fair value per share on the date of grant, estimated using a market approach.
All restricted shares were outstanding and unvested as of September 30, 2015 and December 31, 2014. The awards have an assumed forfeiture rate of zero.
Common Units

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The Company has granted equity based compensation to employees of a subsidiary consisting of 1.4 million common units of such subsidiary’s equity instruments with an aggregate grant date fair value of $1,752 in exchange for services to be provided. The awards have varying terms, ranging between 16 and 36 months, and vest subject to continued employment through each respective vesting date. The awards are equity based, with compensation expense recognized ratably over the vesting periods. The awards have an assumed forfeiture rate of zero.
The fair value of the awards are based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement dates.
The Company's Statements of Operations includes the following expense related to its stock-based compensation arrangements:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
Stock Options	$—	$24	$—
Restricted Shares	903	2,675	20,866
Common Units	191	995	744
Total	$1,094	$3,694	$21,610
During both the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to restricted shares of $284.

13.	INCOME TAXES

The current and deferred components of the income tax expense included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
Federal	$50	$210	$99	$558
State and local	8	(15)	59	—
Foreign	80	—	319	—
Total current provision	138	195	477	558

Deferred:
Federal	(97)	(29)	(53)	156
State and local	4	(10)	5	—
Foreign	105	—	217	—
Total deferred provision (benefit)	12	(39)	169	156

Total provision for income taxes	$150	$156	$646	$714
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

As of and for the nine months ended September 30, 2015, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

subsidiaries are subject to U.S. federal, state and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2011. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

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
Pre-IPO Management Agreement
The pre-IPO management fee was calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage was applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined. During the nine months ended September 30, 2015, pre-IPO management fees were $3,873. During the three and nine months ended September 30, 2014, pre-IPO management fees were $1,698 and $3,535, respectively.
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

The Incentive Return was distributable to the Master GP from Distributable Proceeds of the Partnership (as defined) as they were distributed. Accordingly, an Incentive Return would have been paid to the Master GP in connection with a particular investment if and when such investment generated proceeds in excess of the capital called with respect to such investment, plus an 8% cumulative preferred return on such investment and on all previously liquidated investments. If, upon the termination of the Partnership, the aggregate amount paid to the Master GP as Incentive Return exceeded the amount actually due after taking into account the aggregate return to the Onshore Fund and the Offshore Fund investors, the excess was required to be returned by the Master GP (“clawed back”, after adjusting for tax in accordance with the Company agreements) to the Company for benefit of the Fund Investors.

Immediately prior to the consummation of the IPO, the Master GP contributed its rights to previously undistributed incentive return pursuant to the Partnership Agreement in exchange for limited partnership interests in each of the Onshore Fund and Offshore Fund equal to the amount of any such undistributed incentive returns.

Certain employees of an affiliate of the Manager are or may become entitled to receive profit sharing arrangements from the Master GP, pursuant to which they receive a portion of the Master GP’s Incentive Return. The Company is not required to reimburse the Master GP for such amounts. During the nine months ended September 30, 2015 and 2014, the Master GP did not incur any amounts payable to these employees under such profit sharing arrangements attributable to the operations of the Company.

Post-IPO Management Agreement

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for the three and nine months ended September 30, 2015 were $4,606 and $6,632, respectively.

The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with GAAP excluding the Company’s pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by the Company’s independent directors. Pre-incentive allocation net income does not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to the Master GP during the relevant quarter.

A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2.0% for such quarter (8.0% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2.00% but does not exceed 2.2223% for such quarter; and (3) 10.0% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the three and nine months ended September 30, 2015.

Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the three and nine months ended September 30, 2015.

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

The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the three and nine months ended September 30, 2015, expense reimbursement of $1,677 and $2,319 was recorded in General and Administrative, respectively, and $882 and $1,103 was recorded in Acquisition and Transaction expenses, respectively, in the Consolidated Statements of Operations.

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
As of September 30, 2015 and December 31, 2014, amounts receivable from the Manager or its affiliates of $0 and $335, respectively, are included within other assets in the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014, amounts due to the Manager or its affiliates of $976 and $160, respectively, excluding accrued management fees, are included within other liabilities in the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014, amounts due to the Manager or its affiliates of $1,497 and $3,626, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities in the Consolidated Balance Sheet.
Other Affiliate Transactions
As of September 30, 2015 and December 31, 2014, a private equity fund sponsored by Fortress owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2015 and December 31, 2014 was $71,519 and $54,273. For the three and nine months ending September 30, 2015, the amount of this non-controlling interest share of net loss was $(2,034) and $(5,591). For both the three and nine months ending September 30, 2014, the amount of this non-controlling interest share of net loss was $(1,710).
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At September 30, 2015 and December 31, 2014, accounts payable due to this vendor was $4,093 and $14,025, respectively.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended September 30, 2015

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$16,174	$6,435	$1,751	$—	$—	$—	$24,360
Infrastructure revenues	—	—	—	4,232	6,641	—	10,873
Total revenues	16,174	6,435	1,751	4,232	6,641	—	35,233

Expenses
Operating expenses	1,208	724	128	8,599	7,220	—	17,879
General and administrative	—	—	—	—	—	2,568	2,568
Acquisition and transaction expenses	—	—	—	—	—	2,206	2,206
Management fees and incentive allocation to affiliate	—	—	—	—	—	4,606	4,606
Depreciation and amortization	6,122	1,489	—	3,469	468	—	11,548
Interest expense	—	946	591	2,988	143	—	4,668
Total expenses	7,330	3,159	719	15,056	7,831	9,380	43,475

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	—	—	(9,584)	—	—	—	(9,584)
Gain on sale of equipment, net	1,674	—	—	—	72	—	1,746
Interest income	3	115	—	41	—	—	159
Other income (expense), net	—	—	(5)	20	—	—	15
Total other income (expense)	1,677	115	(9,589)	61	72	—	(7,664)
Income (loss) before income taxes	10,521	3,391	(8,557)	(10,763)	(1,118)	(9,380)	(15,906)
Provision (benefit) for income taxes	308	—	(164)	4	—	2	150
Net income (loss)	10,213	3,391	(8,393)	(10,767)	(1,118)	(9,382)	(16,056)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	196	—	(4,454)	(54)	(6)	(4,318)
Net income (loss) attributable to shareholders	$10,213	$3,195	$(8,393)	$(6,313)	$(1,064)	$(9,376)	$(11,738)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$10,521	$3,195	$1,956	$(5,762)	$(884)	$(7,168)	$1,858
Add: Non-controlling share of adjustments to Adjusted Net Income							370
Add: Equity in (loss) earnings of unconsolidated entities							(9,584)
Add: Cash payments for income taxes							(3)
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(924)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(5)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(2,206)
Less: Equity-based compensation expense							(1,094)
Less: Provision for income taxes							(150)
Net Loss attributable to shareholders							$(11,738)
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,668	$—	$—	$—	$—	$—	$2,668
Asia	6,611	1,887	1,316	—	—	—	9,814
Europe	5,785	4,130	—	—	—	—	9,915
North America	821	418	435	4,232	6,641	—	12,547
South America	289	—	—	—	—	—	289
Total revenues	$16,174	$6,435	$1,751	$4,232	$6,641	$—	$35,233

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Nine Months Ended September 30, 2015

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$44,226	$20,234	$5,571	$—	$—	$—	$70,031
Infrastructure revenues	—	—	—	14,251	18,488	—	32,739
Total revenues	44,226	20,234	5,571	14,251	18,488	—	102,770

Expenses
Operating expenses	1,923	1,685	298	24,773	21,519	—	50,198
General and administrative	—	—	—	—	—	4,905	4,905
Acquisition and transaction expenses	—	—	—	—	—	4,172	4,172
Management fees and incentive allocation to affiliate	—	—	—	—	—	10,505	10,505
Depreciation and amortization	16,774	4,467	—	10,238	1,396	—	32,875
Interest expense	—	2,854	1,858	9,094	434	—	14,240
Total expenses	18,697	9,006	2,156	44,105	23,349	19,582	116,895

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	—	—	(7,118)	—	—	—	(7,118)
Gain on sale of equipment, net	1,958	—	—	—	79	—	2,037
Interest income	11	368	—	83	—	—	462
Other income (expense), net	—	—	(14)	20	—	—	6
Total other income (expense)	1,969	368	(7,132)	103	79	—	(4,613)
Income (loss) before income taxes	27,498	11,596	(3,717)	(29,751)	(4,782)	(19,582)	(18,738)
Provision (benefit) for income taxes	720	—	(129)	53	—	2	646
Net income (loss)	26,778	11,596	(3,588)	(29,804)	(4,782)	(19,584)	(19,384)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	566	—	(12,653)	(166)	(4)	(12,257)
Net income (loss) attributable to shareholders	$26,778	$11,030	$(3,588)	$(17,151)	$(4,616)	$(19,580)	$(7,127)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$27,271	$11,030	$6,805	$(15,718)	$(3,656)	$(15,382)	$10,350
Add: Non-controlling share of adjustments to Adjusted Net Income							1,050
Add: Equity in (loss) earnings of unconsolidated entities							(7,118)
Add: Cash payments for income taxes							507
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(3,390)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(14)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(4,172)
Less: Equity-based compensation expense							(3,694)
Less: Provision for income taxes							(646)
Net Loss attributable to shareholders							$(7,127)
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$8,466	$—	$—	$—	$—	$—	$8,466
Asia	18,367	5,597	4,043	—	—	—	28,007
Europe	14,931	13,378	—	—	—	—	28,309
North America	1,914	1,259	1,528	14,251	18,488	—	37,440
South America	548	—	—	—	—	—	548
Total revenues	$44,226	$20,234	$5,571	$14,251	$18,488	$—	$102,770

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended September 30, 2014

	Three Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$5,459	$3,023	$2,089	$—	$—	$—	$10,571
Infrastructure revenues	—	—	—	1,539	3,970	—	5,509
Total revenues	5,459	3,023	2,089	1,539	3,970	—	16,080

Expenses
Operating expenses	600	150	60	2,479	6,071	—	9,360
General and administrative	—	—	—	—	—	401	401
Acquisition and transaction expenses	—	—	—	284	420	104	808
Management fees and incentive allocation to affiliate	—	—	—	—	—	1,698	1,698
Depreciation and amortization	2,443	561	—	704	410	—	4,118
Interest expense	—	181	699	456	12	—	1,348
Total expenses	3,043	892	759	3,923	6,913	2,203	17,733

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	1,700	—	—	—	1,700
Gain on sale of equipment, net	1,849	—	—	—	—	—	1,849
Interest income	6	46	—	—	—	—	52
Other income, net	—	—	1	153	—	—	154
Total other income	1,855	46	1,701	153	—	—	3,755
Income (loss) before income taxes	4,271	2,177	3,031	(2,231)	(2,943)	(2,203)	2,102
Provision (benefit) for income taxes	(31)	—	(7)	194	—	—	156
Net income (loss)	4,302	2,177	3,038	(2,425)	(2,943)	(2,203)	1,946
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	179	—	(2,264)	—	—	(2,085)
Net income (loss) attributable to shareholders	$4,302	$1,998	$3,038	$(161)	$(2,943)	$(2,203)	$4,031

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Three Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$4,271	$1,998	$3,092	$368	$(2,523)	$(2,099)	$5,107
Add: Non-controlling share of adjustments to Adjusted Net Income							233
Add: Equity in earnings of unconsolidated entities							1,700
Add: Cash payments for income taxes							—
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(1,762)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							1
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(808)
Less: Equity-based compensation expense							(284)
Less: Provision for income taxes							(156)
Net Income attributable to shareholders							$4,031
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Three Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,517	$—	$—	$—	$—	$—	$2,517
Asia	367	1,886	1,498	—	—	—	3,751
Europe	2,575	714	—	—	—	—	3,289
North America	—	423	591	1,539	3,970	—	6,523
South America	—	—	—	—	—	—	—
Total revenues	$5,459	$3,023	$2,089	$1,539	$3,970	$—	$16,080

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. For the Nine Months Ended September 30, 2014

	Nine Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$14,050	$7,599	$6,369	$—	$—		$28,018
Infrastructure revenues	—	—	—	1,539	4,954		6,493
Total revenues	14,050	7,599	6,369	1,539	4,954	—	34,511

Expenses
Operating expenses	1,453	396	179	2,530	8,147	—	12,705
General and administrative	—	—	—	—	—	1,349	1,349
Acquisition and transaction expenses	—	—	—	5,414	5,628	239	11,281
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,535	3,535
Depreciation and amortization	6,146	1,310	—	749	536	—	8,741
Interest expense	—	252	2,155	456	12	45	2,920
Total expenses	7,599	1,958	2,334	9,149	14,323	5,168	40,531

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	4,831	—	—	—	4,831
Gain on sale of equipment, net	4,064	—	—	—	—	—	4,064
Interest income	20	46	—	—	—	—	66
Other income (expense), net	—	—	(19)	153	—	—	134
Total other income	4,084	46	4,812	153	—	—	9,095
Income (loss) before income taxes	10,535	5,687	8,847	(7,457)	(9,369)	(5,168)	3,075
Provision for income taxes	307	—	111	296	—	—	714
Net income (loss)	10,228	5,687	8,736	(7,753)	(9,369)	(5,168)	2,361
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	520	—	(2,264)	—	—	(1,744)
Net income (loss) attributable to shareholders	$10,228	$5,167	$8,736	$(5,489)	$(9,369)	$(5,168)	$4,105

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Nine Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$10,535	$5,167	$8,928	$272	$(3,741)	$(4,929)	$16,232
Add: Non-controlling share of adjustments to Adjusted Net Income							233
Add: Equity in earnings of unconsolidated entities							4,831
Add: Cash payments for income taxes							—
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(4,893)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(19)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(11,281)
Less: Equity-based compensation expense							(284)
Less: Provision for income taxes							(714)
Net Income attributable to shareholders							$4,105
Summary information with respect to the Company’s geographic sources of revenue is as follows:

	Nine Months Ended September 30, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$4,828	$—	$—	$—	$—	$—	$4,828
Asia	1,544	5,597	4,572	—	—	—	11,713
Europe	6,156	714	—	—	—	—	6,870
North America	1,522	1,288	1,797	1,539	4,954	—	11,100
South America	—	—	—	—	—	—	—
Total revenues	$14,050	$7,599	$6,369	$1,539	$4,954	$—	$34,511

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$425,072	$208,608	$89,483	$487,655	$34,799	$436,519	$1,682,136

Debt	—	71,102	48,283	146,273	9,284	—	274,942

Total liabilities	48,062	74,659	48,427	161,537	21,728	6,913	361,326

Non-controlling interests in equity of consolidated subsidiaries	—	7,582	—	115,319	1,457	598	124,956

Total equity	377,010	133,949	41,056	326,118	13,071	429,606	1,320,810

Total liabilities and equity	$425,072	$208,608	$89,483	$487,655	$34,799	$436,519	$1,682,136

	September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$47,269	$—	$—	$—	$—	$—	$47,269
Asia	174,038	39,513	—	—	—	—	213,551
Europe	129,012	134,638	—	—	—	—	263,650
North America	43,914	—	—	312,835	24,575	—	381,324
South America	4,577	—	—	—	—	—	4,577
Total property, plant and equipment and leasing equipment, net	$398,810	$174,151	$—	$312,835	$24,575	$—	$910,371

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$308,957	$212,699	$117,298	$721,266	$30,605	$13,915	$1,404,740

Debt	—	76,024	61,154	446,272	9,417	—	592,867

Total liabilities	50,282	81,903	61,434	470,710	19,499	7,415	691,243

Non-controlling interests in equity of consolidated subsidiaries	—	7,319	—	91,118	628	—	99,065

Total equity	258,675	130,796	55,864	250,556	11,106	6,500	713,497

Total liabilities and equity	$308,957	$212,699	$117,298	$721,266	$30,605	$13,915	$1,404,740

	December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$47,945	$—	$—	$—	$—	$—	$47,945
Asia	119,232	40,637	—	—	—	—	159,869
Europe	105,762	137,981	—	—	—	—	243,743
North America	13,335	—	—	251,407	19,862	—	284,604
South America	599	—	—	—	—	—	599
Total property, plant and equipment and leasing equipment, net	$286,873	$178,618	$—	$251,407	$19,862	$—	$736,760

16.	EARNINGS PER SHARE

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

The calculation of basic and diluted EPS is presented below (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (loss) Attributable to Shareholders	$(11,738)	$4,031	$(7,127)	$4,105
Weighted Average Shares Outstanding - Basic	75,718,183	53,502,873	64,114,734	53,502,873
Weighted Average Shares Outstanding - Diluted	75,718,183	53,502,873	64,114,734	53,502,873

Basic and Diluted EPS	$(0.16)	$0.08	$(0.11)	$0.08

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

For the three and nine months ended September 30, 2015, 1834 and 422 shares, respectively have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, a lessee has asserted that it is entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $3,978. No amount has been recorded for this matter in the Company's consolidated financial statements as of September 30, 2015, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
In connection with the formation of MT6015, a consolidated VIE (Note 2), the joint venture partner is obligated to fund an additional equity contribution of $11,925 and secure a charter for the vessel, at which time the Company would be obligated to contribute additional equity of $11,925.
Two of the Company’s subsidiaries are lessees under various operating and capital leases. As of September 30, 2015, minimum future rental payments under these leases are as follows:

September 30, 2015
2015	$1,680
2016	6,628
2017	5,889
2018	5,333
2019	4,892
Thereafter	48,450
$72,872

18.	SUBSEQUENT EVENTS
On October 27, 2015, Jefferson Terminal extended its lease with the Port of Beaumont from 30 to 50 years.
On November 3, 2015, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended September 30, 2015, payable on November 30, 2015 to the holders of record on November 20, 2015.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of professionals who collectively have acquired over $17 billion in transportation and infrastructure assets since 2002. As of September 30, 2015, we had total consolidated assets of $1.7 billion and total equity of $1.3 billion.
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
The following table presents our consolidated results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$16,480	$6,601	$9,879	$48,630	$16,299	$32,331
Maintenance revenue	5,510	1,425	4,085	12,895	4,029	8,866
Finance lease income	2,144	2,487	(343)	6,743	7,582	(839)
Other revenue	226	58	168	1,763	108	1,655
Total equipment leasing revenues	24,360	10,571	13,789	70,031	28,018	42,013
Infrastructure revenues
Lease income	1,030	439	591	3,850	439	3,411
Rail revenues	6,641	3,970	2,671	18,488	4,954	13,534
Terminal services revenues	3,202	1,100	2,102	10,401	1,100	9,301
Total infrastructure revenues	10,873	5,509	5,364	32,739	6,493	26,246
Total revenues	35,233	16,080	19,153	102,770	34,511	68,259

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)

Expenses
Operating expenses	17,879	9,360	8,519	50,198	12,705	37,493
General and administrative	2,568	401	2,167	4,905	1,349	3,556
Acquisition and transaction expenses	2,206	808	1,398	4,172	11,281	(7,109)
Management fees and incentive allocation to affiliate	4,606	1,698	2,908	10,505	3,535	6,970
Depreciation and amortization	11,548	4,118	7,430	32,875	8,741	24,134
Interest expense	4,668	1,348	3,320	14,240	2,920	11,320
Total expenses	43,475	17,733	25,742	116,895	40,531	76,364

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(9,584)	1,700	(11,284)	(7,118)	4,831	(11,949)
Gain on sale of equipment, net	1,746	1,849	(103)	2,037	4,064	(2,027)
Interest income	159	52	107	462	66	396
Other income	15	154	(139)	6	134	(128)
Total other income (expense)	(7,664)	3,755	(11,419)	(4,613)	9,095	(13,708)
(Loss) Income before income taxes	(15,906)	2,102	(18,008)	(18,738)	3,075	(21,813)
Provision for income taxes	150	156	(6)	646	714	(68)
Net (loss) income	(16,056)	1,946	(18,002)	(19,384)	2,361	(21,745)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,318)	(2,085)	(2,233)	(12,257)	(1,744)	(10,513)
Net (loss) income attributable to shareholders	$(11,738)	$4,031	$(15,769)	$(7,127)	$4,105	$(11,232)
Add: Provision for income taxes	150	156	(6)	646	714	(68)
Add: Equity-based compensation expense	1,094	284	810	3,694	284	3,410
Add: Acquisition and transaction expenses	2,206	808	1,398	4,172	11,281	(7,109)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	5	(1)	6	14	19	(5)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	924	1,762	(838)	3,390	4,893	(1,503)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	3	—	3	(507)	—	(507)
Less: Equity in earnings of unconsolidated entities	9,584	(1,700)	11,284	7,118	(4,831)	11,949
Less: Non-controlling share of Adjusted Net Income (2)	(370)	(233)	(137)	(1,050)	(233)	(817)
Adjusted Net Income	$1,858	$5,107	$(3,249)	$10,350	$16,232	$(5,882)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for asset impairment charges of $10,508 for the three and nine months ended September 30, 2015. Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for loss on extinguishment of debt of $62 for the three and nine months ended September 30, 2014.
(2) Non-controlling share of Adjusted Net Income is comprised of the following for the three months ended September 30, 2015 and 2014, respectively: (i) equity-based compensation of $368 and $114, (ii) provision for income tax of $1 and $119, and (iii) cash tax payments of $1 and $0. Non-controlling share of Adjusted Net Income is comprised of the following for the nine months ended September 30, 2015 and 2014, respectively: (i) equity-based compensation of $1,099 and $114, (ii) provision for income tax of $21 and $119, and (iii) cash tax payments of $(70) and $0.

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net (loss) income attributable to shareholders	$(11,738)	$4,031	$(15,769)	$(7,127)	$4,105	$(11,232)
Add: Provision for income taxes	150	156	(6)	646	714	(68)
Add: Equity-based compensation expense	1,094	284	810	3,694	284	3,410
Add: Acquisition and transaction expenses	2,206	808	1,398	4,172	11,281	(7,109)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	5	(1)	6	14	19	(5)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (3)	13,015	4,914	8,101	38,255	10,393	27,862
Add: Interest expense	4,668	1,348	3,320	14,240	2,920	11,320
Add: Principal collections on direct finance leases	11,270	3,363	7,907	17,412	9,028	8,384
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	5,369	17,351	(11,982)	16,200	33,946	(17,746)
Less: Equity in earnings of unconsolidated entities	9,584	(1,700)	11,284	7,118	(4,831)	11,949
Less: Non-controlling share of Adjusted EBITDA (5)	(3,004)	(795)	(2,209)	(9,041)	(978)	(8,063)
Adjusted EBITDA	$32,619	$29,759	$2,860	$85,583	$66,881	$18,702
________________________________________________________
(3) Depreciation and amortization expense includes $11,548 and $4,118 of depreciation and amortization expense, $1,405 and $796 of lease intangible amortization, and $62 and $0 of amortization for lease incentives in the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense includes $32,875 and $8,741 of depreciation and amortization expense, $5,198 and $1,652 of lease intangible amortization, and $182 and $0 of amortization for lease incentives in the nine months ended September 30, 2015 and 2014, respectively.
(4) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes adjustments for the following items for the three months ended September 30, 2015 and 2014: (i) net income (loss) of $(9,635) and $1,633, (ii) interest expense of $474 and $793, (iii) depreciation and amortization expense of $299 and $240, (iv) principal collections of finance leases of $3,723 and $14,685, and (v) asset impairment charges of $10,508 and $0, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes adjustments for the following items for the nine months ended September 30, 2015 and 2014: (i) net income (loss) of $(7,278) and $4,614, (ii) interest expense of $1,422 and $2,066, (iii) depreciation and amortization expense of $910 and $922, (iv) principal collections of finance leases of $10,638 and $26,344, and (v) asset impairment charges of $10,508 and $0, respectively.
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2015 and 2014: (i) equity based compensation of $368 and $114, (ii) provision for income taxes of $1 and $119, (iii) interest expense of $1,185 and $206, and (iv) depreciation and amortization expense of $1,450 and $356, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2015 and 2014: (i) equity based compensation of $1,099 and $114, (ii) provision for income taxes of $21 and $119, (iii) interest expense of $3,630 and $277, and (iv) depreciation and amortization expense of $4,291 and $468, respectively.
Revenues
Total revenues increased by $19,153 and $68,259 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, primarily from acquisitions of leasing equipment in 2015 and the full impact of acquisitions completed in the second half of 2014 for lease income, maintenance revenue, rail revenues, and terminal services revenues.
In Equipment Leasing, lease income increased by $9,879 and $32,331 in the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, respectively, driven by the acquisitions of assets on-lease within the Aviation Leasing and Offshore Energy segments. Maintenance revenue increased by $4,085 and $8,866 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, as the number of assets subject to leases with maintenance arrangements increased in the comparable periods.

In Infrastructure, the Railroad segment acquisition in the second quarter of 2014 contributed higher rail revenues of $2,671 and $13,534 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. The Jefferson Terminal acquisition in the third quarter of 2014 contributed higher terminal services revenues and lease income of $2,693 and $12,712 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.
Expenses
Total expenses increased by $25,742 and $76,364 in the three months and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. This was driven by an increase in operating expenses of $8,519 and $37,493, in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, specifically related to higher expense incurred for facility operations and compensation and benefits, primarily due to the inclusion of Jefferson Terminal and CMQR, both acquired during 2014.
Management fees and incentive allocation to affiliate increased by $2,908 and $6,970 in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, attributable to an increase in the weighted average contributed capital and capital raised during the Company’s IPO.
Depreciation and amortization increased by $7,430 and $24,134 in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, due to additional assets acquired in the Aviation Leasing and Offshore Energy segments in 2014, as well as the assets acquired in conjunction with the acquisition of Jefferson Terminal and CMQR and also placed into service during 2015.
Interest expense increased by $3,320 and $11,320 in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, due to borrowings in connection with the CMQR, Jefferson Terminal, and FTAI Pride acquisitions.
Acquisition and transaction expenses increased by $1,398 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to increased investment activity, but decreased by $7,109 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, as 2014 included costs related to the acquisitions of Jefferson Terminal and CMQR.
Other Income
Total other income decreased by $11,419 and $13,708 in the three months and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. This was driven by lower equity in earnings of unconsolidated entities generated related to a shipping container joint venture of $11,284 and $11,949 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. Lower equity in earnings during the three months ended September 30, 2015 was primarily driven by an asset impairment charge recorded by the shipping container joint venture. Additionally, the decrease in total other income was further affected by lower gains on sale of aviation equipment of $175 and $2,106 in the three months and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.
Net (Loss) Income
Net income attributable to shareholders decreased by $15,769 and $11,232 in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, driven primarily by the changes discussed above, and also impacted by increases in net loss attributable to non-controlling interest in consolidated subsidiaries.
Adjusted Net Income
Adjusted Net Income was $1,858 and $10,350 in the three and nine months ended September 30, 2015, respectively, decreasing by $3,249 and $5,882 as compared to the three months and nine months ended September 30, 2014, respectively. In addition to the changes in Net (loss) income attributable to shareholders noted above, the decrease in the nine months ended September 30, 2015 was also driven by lower acquisition and transaction expenses during 2015. The decrease in each respective period was offset by increases from equity-based compensation expense and equity in losses of unconsolidated entities, which are excluded from Adjusted Net Income.

Adjusted EBITDA
Adjusted EBITDA was $32,619 and $85,583 in the three and nine months ended September 30, 2015, respectively, increasing by $2,860 and $18,702 as compared to the three months and nine months ended September 30, 2014, respectively. In addition to the changes in Net (loss) income attributable to shareholders noted above, the increase in each respective period was primarily due to increased (i) equity in losses of unconsolidated entities, (ii) depreciation and amortization expense from additional assets acquired or placed into service across nearly all segments, (iii) interest expense on borrowings executed in the second half of 2014 (iv) equity-based compensation expense and (v) principal collections on direct finance leases. The increase in three and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014 was offset by (i) a decrease in our pro-rata share of Adjusted EBITDA from unconsolidated entities and (ii) higher non-controlling share of Adjusted EBITDA, mainly due to Jefferson Terminal. The increase in the nine months ended September 30, 2015 was also offset by lower acquisition and transaction expenses, mainly due to costs to acquire Jefferson Terminal and CMQR, as compared to the nine months ended September 30, 2014.
Aviation Leasing Segment
In our Aviation Leasing segment, we own and manage 58 aviation assets, including 41 commercial jet engines and 17 commercial passenger aircraft.
As of September 30, 2015, 24 of our commercial jet engines and 15 of our commercial aircraft were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, or are currently held in short term storage awaiting a future lease. Our aviation equipment was approximately 82% utilized as of September 30, 2015, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our leasing equipment. Our aircraft assets currently have a weighted average remaining lease term of 30 months, and our engine assets, currently on-lease, have an average remaining lease term of 17 months. The chart below describes the assets in our Aviation Leasing segment:

Jet Engine Assets
Engine Type	Number	Manufacturer	Aircraft Compatibility
CFM56-3	11	CFMI	B737-300 / B737-400 / B737-500
CFM56-5	1	CFMI	A320
CFM56-7	2	CFMI	B737-NG
CF6-80	8	General Electric	B747 / B767
PW2037	6	Pratt & Whitney	B757
PW4056	5	Pratt & Whitney	B747 / B767
RB211	6	Rolls Royce	B757
V2527-A5	2	IAE	A320 / A321 / A319

Aircraft Assets
Airframe Type	Number	Manufacturer
B747-400	1	Boeing
B757-200	2	Boeing
B767-300ER	2	Boeing
A320-200	3	Airbus
B737-800	4	Boeing
B737-700	5	Boeing

The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$10,664	$4,031	$6,633	$30,211	$10,018	$20,193
Maintenance revenue	5,510	1,425	4,085	12,895	4,029	8,866
Other revenue	—	3	(3)	1,120	3	1,117
Total revenues	16,174	5,459	10,715	44,226	14,050	30,176

Expenses
Operating expenses	1,208	600	608	1,923	1,453	470
Depreciation and amortization	6,122	2,443	3,679	16,774	6,146	10,628
Total expenses	7,330	3,043	4,287	18,697	7,599	11,098

Other income
Gain on sale of equipment, net	1,674	1,849	(175)	1,958	4,064	(2,106)
Interest income	3	6	(3)	11	20	(9)
Total other income	1,677	1,855	(178)	1,969	4,084	(2,115)
Income before income taxes	10,521	4,271	6,250	27,498	10,535	16,963
Provision (benefit) for income taxes	308	(31)	339	720	307	413
Net Income attributable to shareholders	$10,213	$4,302	$5,911	$26,778	$10,228	$16,550
Add: Provision (benefit) for income taxes	308	(31)	339	720	307	413
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes		—		(227)	—	(227)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$10,521	$4,271	$6,250	$27,271	$10,535	$16,736

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net Income attributable to shareholders	$10,213	$4,302	$5,911	$26,778	$10,228	$16,550
Add: Provision (benefit) for income taxes	308	(31)	339	720	307	413
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	7,589	3,239	4,350	22,154	7,798	14,356
Add: Interest expense	—	—	—	—	—	—
Add: Principal collections on direct finance leases	—	500	(500)	—	689	(689)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$18,110	$8,010	$10,100	$49,652	$19,022	$30,630
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $6,122 and $2,443 of depreciation expense, $1,405 and $796 of lease intangible amortization, and $62 and $0 of amortization for lease incentives in the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense includes $16,774 and $6,146 of depreciation expense, $5,198 and $1,652 of lease intangible amortization, and $182 and $0 of amortization for lease incentives in the nine months ended September 30, 2015 and 2014, respectively.
Revenues
Total revenue in the Aviation Leasing segment increased by $10,715 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to higher lease income and maintenance revenue, driven by newly acquired assets on-lease. Lease income increased by $6,633 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 mainly due to (i) higher aircraft lease income of $6,303 primarily driven by the purchase of ten aircraft with in-place leases during the fourth quarter of 2014 and two in the third quarter of 2015, and (ii) higher engine lease income of $993 primarily driven by net nine additional jet engines on-lease, offset by (iii) $671 of lease amortization. Maintenance revenue increased by $4,085 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to net nine additional aircraft and net twelve additional jet engines on-lease in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Total revenues in the Aviation Leasing segment increased by $30,176 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, driven by higher lease income, maintenance revenue, and other revenue. Lease income increased by $20,193 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 mainly due to (i) higher aircraft lease income of $20,908 primarily driven by ten aircraft acquired with in-place leases during the fourth quarter of 2014 and two in the third quarter of 2015 less two on-lease aircraft sold in the nine months ended September 30, 2014, and (ii) higher engine lease income of $2,975 primarily driven by net seventeen additional engines on-lease in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, offset by (iii) by lease amortization of $3,728 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Maintenance revenue increased by $8,866 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to ten additional aircraft and net eight additional jet engines on-lease in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Other revenue increased by $1,117 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to income recognized from the forfeiture of two security deposits in the nine months ended September 30, 2015, which did not occur in the prior year.

Expenses
Total expenses in the Aviation Leasing segment increased by $4,287 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily driven by higher depreciation and amortization expense of $3,679, driven by the depreciation of twelve aircraft and net eight jet engines, and higher operating expenses of $608 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in operating expenses was primarily the result of increased (i) repair and maintenance expenses of $550 associated with an on-lease aircraft, (ii) other operating expenses of $132 mainly driven by engine transportation and storage of jet engines, software related costs, and director's fees, and (iii) professional fees of $128 related to newly purchased assets and legal fees for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. These increases were offset by decreased (i) insurance expense of $57 as the number of aircraft and jet engines requiring lessor coverage decreased and (ii) bad debt expense of $127 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Total expenses in the Aviation Leasing segment increased by $11,098 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily driven by depreciation and amortization expense, which increased by $10,628 primarily due to net ten aircraft and net seven jet engines in the nine months ended September 30, 2015 and an increase in operating expenses of $470 in the nine months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in operating expenses was driven by higher (i) repairs and maintenance expense of $395 primarily due to costs associated with an on-lease aircraft offset by repair and maintenance costs associated with nine jet engines in the nine months ended September 30, 2014 as compared to one jet engine in the nine months ended September 30, 2015, (ii) other operating expenses of $284 primarily due to increased transportation and storage of jet engines, and software related costs, and (iii) professional fees of $59 primarily due to increased tax consulting fees for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in operating expenses was offset by decreased (i) insurance expense of $168 as the number of aircraft and jet engines requiring lessor coverage decreased and (ii) bad debt expense of $165 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Other Income
Total other income in the Aviation Leasing segment decreased by $178 and $2,115 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, as the Company recognized a lower gain on sale of equipment of $175 and $2,106 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.
Net Income
Net Income attributable to shareholders increased by $5,911 and $16,550 in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, driven by the changes discussed above.
Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $10,521 and $27,271 in the three and nine months ended September 30, 2015, respectively, increasing by $6,250 and $16,736 as compared to the three and nine months ended September 30, 2014, respectively, primarily driven by the changes to net income attributable to shareholders noted above.
Adjusted EBITDA
Adjusted EBITDA in the Aviation Leasing segment was $18,110 and $49,652 in the three and nine months ended September 30, 2015, respectively, increasing by $10,100 and $30,630 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders noted above, this movement was primarily due to additional depreciation and amortization expense for the additional aircraft and engines owned and on-lease in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.

Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. In addition we have contracted with a Norwegian shipyard to build a new inspection, maintenance, and repair (“IMR”) vessel. The chart below describes the assets in our Offshore Energy segment as of September 30, 2015:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	October 2015 (firm period)	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	April 2019	85%
IMR Vessel	EstimatedQ1 2016	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	Estimated March 2024	50%

The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the Offshore Energy segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$5,816	$2,570	$3,246	$18,419	$6,281	$12,138
Finance lease income	418	423	(5)	1,247	1,288	(41)
Other revenue	201	30	171	568	30	538
Total revenues	6,435	3,023	3,412	20,234	7,599	12,635

Expenses
Operating expenses	724	150	574	1,685	396	1,289
Depreciation and amortization	1,489	561	928	4,467	1,310	3,157
Interest expense	946	181	765	2,854	252	2,602
Total expenses	3,159	892	2,267	9,006	1,958	7,048

Other income
Interest income	115	46	69	368	46	322
Total other income	115	46	69	368	46	322
Income before income taxes	3,391	2,177	1,214	11,596	5,687	5,909
Provision for income taxes	—	—	—	—	—	—
Net Income	3,391	2,177	1,214	11,596	5,687	5,909
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	196	179	17	566	520	46
Net Income attributable to shareholders	$3,195	$1,998	$1,197	$11,030	$5,167	$5,863
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
(in thousands)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$3,195	$1,998	$1,197	$11,030	$5,167	$5,863

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net Income attributable to shareholders	$3,195	$1,998	$1,197	$11,030	$5,167	$5,863
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,489	561	928	4,467	1,310	3,157
Add: Interest expense	946	181	765	2,854	252	2,602
Add: Principal collections on direct finance leases	88	75	13	251	214	37
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(86)	(90)	4	(259)	(273)	14
Adjusted EBITDA	$5,632	$2,725	$2,907	$18,343	$6,670	$11,673
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2015 and 2014: (i) depreciation expense of $57 and $56, (ii) and interest expense of $29 and $34, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2015 and 2014: (i) depreciation expense of $169 and $168, (ii) and interest expense of $90 and $105, respectively.
Revenues
Total revenues in the Offshore Energy segment increased by $3,412 and $12,635 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, driven by higher lease income derived from a new offshore construction support vessel acquired and put into service in September 2014.

Expenses
Total expenses in the Offshore Energy segment increased by $2,267 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The offshore construction support vessel placed into service in September 2014 is the primary driver of increased depreciation and amortization of $928, increased interest expense of $765 and increased operating expenses of $574 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in operating expenses was primarily the result of increased (i) management fees of $162 due to hiring a manager for the offshore construction support vessel in June 2015, (ii) insurance expense of $146 related to the offshore construction support vessel placed into service in September 2014, (iii) professional fees of $91, and (iv) other operating expenses of $70 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Total expenses in the Offshore Energy segment increased by $7,048 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The offshore construction support vessel placed into service in September 2014 is the primary driver of increased depreciation and amortization of $3,157, increased interest expense of $2,602 and increased operating expenses of $1,289 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in operating expenses was primarily the result of increased (i) management fees of $255 due to hiring a manager for the offshore construction support vessel in June 2015, (ii) insurance expense of $491 related to the offshore construction support vessel placed into service in September 2014, (iii) facility operations of $287, and (iv) other operating expenses of $134 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Other Income
Total other income in the Offshore Energy segment increased by $69 and $322 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, primarily due to increased interest income and fees earned related to the loan made to our partner in the MT6015 joint venture.
Net Income
Net Income attributable to shareholders increased by $1,197 and $5,863 in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, driven by net loss attributable to non-controlling interest in consolidated subsidiaries, as well as the changes discussed above.

Adjusted Net Income
Adjusted Net Income was $3,195 and $11,030 in the three and nine months ended September 30, 2015, respectively, increasing by $1,197 and $5,863 as compared to the three and nine months ended September 30, 2014, respectively. This increase in each respective period was due to the changes in Net Income attributable to shareholders noted above.
Adjusted EBITDA
Adjusted EBITDA was $5,632 and $18,343 in the three and nine months ended September 30, 2015, respectively, increasing by $2,907 and $11,673 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders, the increase in each respective period was primarily driven by higher (i) depreciation and amortization expense, (ii) interest expense and (iii) principal collections on the direct finance leases related to an offshore construction vessel.

Shipping Containers Segment
In our Shipping Containers segment, we own, either directly or through a joint venture, interests in approximately 145,000 maritime shipping containers and related equipment through three separate portfolios. Substantially all of these shipping containers are currently leased to operators or other third parties and, as of September 30, 2015, are 67.7% levered. The weighted average remaining lease term for these assets is 1.7 years. The chart below describes the assets in our Shipping Containers segment as of September 30, 2015:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 103,000	20’ Dry 20’ Reefer 20’ Specials 40’ Dry 40’ HC Dry 40’ HC Reefer 40’ Specials 45’ Dry	~8 Years	Direct Finance Lease/Operating Lease	7 Customers	51%
Portfolio #2 39,000	20’ Dry 40’ Dry 40’ HC Dry	~10 years	Direct Finance Lease	1 Customer	100%
Portfolio #3 3,000	45’ Dry 53’ Dry 53’ Chassis	~7 years	Direct Finance Lease	1 Customer	100%
The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income for the Shipping Containers segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$1,726	$2,064	$(338)	$5,496	$6,294	$(798)
Other revenue	25	25	—	75	75	—
Total revenues	1,751	2,089	(338)	5,571	6,369	(798)

Expenses
Operating expenses	128	60	68	298	179	119
Interest expense	591	699	(108)	1,858	2,155	(297)
Total expenses	719	759	(40)	2,156	2,334	(178)

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(9,584)	1,700	(11,284)	(7,118)	4,831	(11,949)
Other income (expense), net	(5)	1	(6)	(14)	(19)	5
Total other income (expense)	(9,589)	1,701	(11,290)	(7,132)	4,812	(11,944)
Income (loss) before income taxes	(8,557)	3,031	(11,588)	(3,717)	8,847	(12,564)
Provision (benefit) for income taxes	(164)	(7)	(157)	(129)	111	(240)
Net Income (loss) attributable to shareholders	$(8,393)	$3,038	$(11,431)	$(3,588)	$8,736	$(12,324)
Add: Provision (benefit) for income taxes	(164)	(7)	(157)	(129)	111	(240)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	5	(1)	6	14	19	(5)
Add: Asset impairment charges	—	—	—		—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	924	1,762	(838)	3,390	4,893	(1,503)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	9,584	(1,700)	11,284	7,118	(4,831)	11,949
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$1,956	$3,092	$(1,136)	$6,805	$8,928	$(2,123)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for asset impairment charges of $10,508 for the three and nine months ended September 30, 2015. Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for loss on extinguishment of debt of $62 for the three and nine months ended September 30, 2014.

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net Income (loss) attributable to shareholders	$(8,393)	$3,038	$(11,431)	$(3,588)	$8,736	$(12,324)
Add: Provision (benefit) for income taxes	(164)	(7)	(157)	(129)	111	(240)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	5	(1)	6	14	19	(5)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	591	699	(108)	1,858	2,155	(297)
Add: Principal collections on direct finance leases	11,182	2,788	8,394	17,161	8,125	9,036
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	5,369	17,351	(11,982)	16,200	33,946	(17,746)
Less: Equity in earnings of unconsolidated entities	9,584	(1,700)	11,284	7,118	(4,831)	11,949
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$18,174	$22,168	$(3,994)	$38,634	$48,261	$(9,627)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes adjustments for the following items for the three months ended September 30, 2015 and 2014: (i) net income (loss) of $(9,635) and $1,633, (ii) interest expense of $474 and $793, (iii) depreciation and amortization expense of $299 and $240, (iv) principal collections of finance leases of $3,723 and $14,685, and (v) asset impairment charges of $10,508 and $0, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for nine months ended September 30, 2015 and 2014: (i) net income (loss) of $(7,278) and $4,614, (ii) interest expense of $1,422 and $2,066, (iii) depreciation and amortization expense of $910 and $922, (iv) principal collections of finance leases of $10,638 and $26,344, and (v) asset impairment charges of $10,508 and $0, respectively.

Revenues
Total revenues in the Shipping Containers segment decreased by $338 and $798 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 respectively, principally driven by lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses in the Shipping Containers segment decreased by $40 and $178 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. This was driven by a decrease in interest expense of $108 and $297 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 respectively, primarily related to lower principal balances on the term loans entered into to finance the acquisition of shipping containers in prior periods. This was offset by higher operating expenses of $68 and $119 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, driven by an increase in management fees.
Other Income
Total other income in the Shipping Containers segment decreased $11,290 and $11,944 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, driven by lower equity in earnings of unconsolidated entities from our shipping container joint venture by $11,284 and $11,949 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. The decrease was primarily due to an impairment recognized by the shipping container joint venture.
Net Income (loss)
Net income attributable to shareholders decreased by $11,431 and $12,324 in the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014, respectively, driven by the changes discussed above.
Adjusted Net Income
Adjusted Net Income was $1,956 and $6,805 in the three and nine months ended September 30, 2015, decreasing by $1,136 and $2,123 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders noted above, the decrease in each respective period was primarily impacted by lower equity in earnings of unconsolidated entities, a lower pro-rata share of Adjusted Net Income from unconsolidated entities, and a higher tax benefit for income taxes.
Adjusted EBITDA
Adjusted EBITDA was $18,174 and $38,634 in the three and nine months ended September 30, 2015, decreasing by $3,994 and $9,627 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net Income attributable to shareholders noted above, the decrease in each respective period was primarily due to a lower pro-rata share of Adjusted EBITDA from unconsolidated entities driven by an asset impairment charge related to a shipping container joint venture, offset by higher principal collections on direct finance leases and lower equity in earnings of unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$1,030	$439	$591	$3,850	$439	$3,411
Terminal services revenues	3,202	1,100	2,102	10,401	1,100	9,301
Total revenues	4,232	1,539	2,693	14,251	1,539	12,712

Expenses
Operating expenses	8,599	2,479	6,120	24,773	2,530	22,243
Acquisition and transaction expenses	—	284	(284)	—	5,414	(5,414)
Depreciation and amortization	3,469	704	2,765	10,238	749	9,489
Interest expense	2,988	456	2,532	9,094	456	8,638
Total expenses	15,056	3,923	11,133	44,105	9,149	34,956

Other income
Interest income	41	—	41	83	—	83
Other income, net	20	153	(133)	20	153	(133)
Total other income	61	153	(92)	103	153	(50)
Loss before income taxes	(10,763)	(2,231)	(8,532)	(29,751)	(7,457)	(22,294)
Provision for income taxes	4	194	(190)	53	296	(243)
Net loss	(10,767)	(2,425)	(8,342)	(29,804)	(7,753)	(22,051)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,454)	(2,264)	(2,190)	(12,653)	(2,264)	(10,389)
Net loss attributable to shareholders	$(6,313)	$(161)	$(6,152)	$(17,151)	$(5,489)	$(11,662)
Add: Provision for income taxes	4	194	(190)	53	296	(243)
Add: Equity-based compensation expense	903	284	619	2,675	284	2,391
Add: Acquisition and transaction expenses	—	284	(284)	—	5,414	(5,414)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	3	—	3	(280)	—	(280)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Loss (1)	(359)	(233)	(126)	(1,015)	(233)	(782)
Adjusted Net Loss	$(5,762)	$368	$(6,130)	$(15,718)	$272	$(15,990)
______________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of the following for the three months ended September 30, 2015 and 2014, respectively: (i) equity-based compensation of $357 and $114, (ii) provision for income tax of $1 and $119, and (iii) cash tax payments of $1 and $0. Non-controlling share of Adjusted Net Loss is comprised of the following for the nine months ended September 30, 2015 and 2014, respectively: (i) equity-based compensation of $1,064 and $114, (ii) provision for income tax of $21 and $119, and (iii) cash tax payments of $(70) and $0.

The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net loss attributable to shareholders	$(6,313)	$(161)	$(6,152)	$(17,151)	$(5,489)	$(11,662)
Add: Provision for income taxes	4	194	(190)	53	296	(243)
Add: Equity-based compensation expense	903	284	619	2,675	284	2,391
Add: Acquisition and transaction expenses	—	284	(284)	—	5,414	(5,414)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—		—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,469	704	2,765	10,238	749	9,489
Add: Interest expense	2,988	456	2,532	9,094	456	8,638
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(2,878)	(705)	(2,173)	(8,682)	(705)	(7,977)
Adjusted EBITDA	$(1,827)	$1,056	$(2,883)	$(3,773)	$1,005	$(4,778)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2015 and 2014: (i) equity-based compensation of $357 and $114, (ii) provision for income taxes of $1 and $119, (iii) interest expense of $1,150 and $172, and (iv) depreciation and amortization expense of $1,370 and $300, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2015 and 2014: (i) equity-based compensation of $1,064 and $114, (ii) provision for income taxes of $21 and $119, (iii) interest expense of $3,525 and $172, and (iv) depreciation and amortization expense of $4,072 and $300, respectively.
Revenues
Total revenues for the Jefferson Terminal segment increased in the three and nine months ended September 30, 2015 by $2,693 and $12,712, respectively, as compared to the three and nine months ended September 30, 2014 due to the increase in both lease income and terminal service revenue. Lease income is derived from the leasing of rail cars that were purchased in 2014. Lease income increased by $591 and $3,411 for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, as lease contracts were entered into starting August 2014. Terminal services revenue in the three and nine months ended September 30, 2015 increased by $2,102 and $9,301, respectively, as compared to the three and nine months ended September 30, 2014, as the acquisition of Jefferson Terminal occurred on August 27, 2014 thereby affecting both the three and nine month periods.
Expenses
Total expenses in the Jefferson Terminal segment increased by $11,133 and $34,956 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. Expenses increased due to higher (i) operating expenses of $6,120 and $22,243 incurred in connection with terminal operations, including $619 and $2,391 of equity-based compensation expense, (ii) amortization expense related to acquired customer relationships of $590 and $3,012 (iii) depreciation expense of $2,175 and $6,477 related to tank railcars and property, plant and equipment and (iv) interest expense of $2,532 and $8,638 related to term debt used to finance the purchase of Jefferson Terminal, as well as amounts outstanding on previously issued municipal bonds, in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.
Net Loss

Net loss attributable to shareholders was $6,313 and $17,151 in the three and nine months ended September 30, 2015, respectively, increasing by $6,152 and $11,662 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes discussed above, Net loss attributable to shareholders was also affected by net loss attributable to non-controlling interest in consolidated subsidiaries, which was $4,454 and $12,653 for the three and nine months ended September 30, 2015, an increase of $2,190 and $10,389 as compared to the three and nine months ended September 30, 2014, respectively.
Adjusted Net Loss
Adjusted Net Loss was $5,762 and $15,718 in the three and nine months ended September 30, 2015, respectively, increasing by $6,130 and $15,990 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, each respective period was impacted by the absence of acquisition and transaction expenses of $284 and $5,414 incurred during the three and nine months ended September 30, 2014, respectively, related to the acquisition of Jefferson Terminal. Adjusted Net Loss was also affected by higher non-controlling share of Adjusted Net Loss of $126 and $782 offset by higher equity-based compensation expense of $619 and $2,391 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.
Adjusted EBITDA
Adjusted EBITDA was $(1,827) and $(3,773) in the three and nine months ended September 30, 2015, decreasing by $2,883 and $4,778 as compared to the three and nine months ended September 30, 2014, respectively.
In the three months ended September 30, 2015, in addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by (i) higher adjustment for the non-controlling share of Adjusted EBITDA of $2,173, comprised of equity-based compensation expense of $243, provision for income taxes of $(118), interest expense of $978, and depreciation and amortization expense of $1,070 and (ii) lower acquisition and transaction expenses of $284 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. These were offset by higher (i) depreciation and amortization expense of $2,765 related to acquired customer relationships, tank railcars and property, plant and equipment, (ii) interest expense of $2,532 and (iii) equity-based compensation expense of $619, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
In the nine months ended September 30, 2015, in addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by (i) higher adjustment for the non-controlling share of Adjusted EBITDA of $7,977, comprised of equity-based compensation expense of $950, provision for income taxes of $(98), interest expense of $3,353, and depreciation and amortization expense of $3,772 and (ii) lower acquisition and transaction expenses of $(5,414) in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These were offset by higher (i) depreciation and amortization expense of $9,489 related to acquired customer relationships, tank railcars and property, plant and equipment, (ii) interest expense of $8,638 and (iii) equity-based compensation expense of $2,391, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Railroad Segment
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss for the Railroad segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$6,641	$3,970	$2,671	$18,488	$4,954	$13,534
Total revenues	6,641	3,970	2,671	18,488	4,954	13,534

Expenses
Operating expenses	7,220	6,071	1,149	21,519	8,147	13,372
Acquisition and transaction expenses	—	420	(420)	—	5,628	(5,628)
Depreciation and amortization	468	410	58	1,396	536	860

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Interest expense	143	12	131	434	12	422
Total expenses	7,831	6,913	918	23,349	14,323	9,026

Other income
Gain on sale of equipment, net	72	—	72	79	—	79
Total other income	72	—	72	79	—	79
Loss before income taxes	(1,118)	(2,943)	1,825	(4,782)	(9,369)	4,587
Provision for income taxes	—	—	—	—	—	—
Net loss	(1,118)	(2,943)	1,825	(4,782)	(9,369)	4,587
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(54)	—	(54)	(166)	—	(166)
Net loss attributable to shareholders	$(1,064)	$(2,943)	$1,879	$(4,616)	$(9,369)	$4,753
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	191	—	191	995	—	995
Add: Acquisition and transaction expenses	—	420	(420)	—	5,628	(5,628)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Loss (1)	(11)	—	(11)	(35)	—	(35)
Adjusted Net Loss	$(884)	$(2,523)	$1,639	$(3,656)	$(3,741)	$85
______________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of equity-based compensation of $11 and $0, respectively, for the three months ended September 30, 2015 and 2014. Non-controlling share of Adjusted Net Loss is comprised of equity-based compensation of $35 and $0, respectively, for the nine months ended September 30, 2015 and 2014.

The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net loss attributable to shareholders	$(1,064)	$(2,943)	$1,879	$(4,616)	$(9,369)	$4,753
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	191	—	191	995	—	995
Add: Acquisition and transaction expenses	—	420	(420)	—	5,628	(5,628)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	468	410	58	1,396	536	860
Add: Interest expense	143	12	131	434	12	422
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(40)	—	(40)	(100)	—	(100)
Adjusted EBITDA	$(302)	$(2,101)	$1,799	$(1,891)	$(3,193)	$1,302
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2015 and 2014: (i) equity-based compensation of $11 and $0, (ii) interest expense of $6 and $0, and (iii) depreciation and amortization expense of $23 and $0, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2015 and 2014: (i) equity-based compensation of $35 and $0, (ii) interest expense of $15 and $0, and (iii) depreciation and amortization expense of $50 and $0.
Revenues

Total Railroad segment revenues increased by $2,671 and $13,534 for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. The acquisition of CMQR was finalized by June 30, 2014 and therefore impacts the comparability of the nine months ended September 30, 2015 to the same period in 2014. The increase in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 resulted from increased volumes and customers in during 2015.
Expenses
Total expenses in the Railroad segment were $7,831 and $23,349 in the three and nine months ended September 30, 2015, respectively as compared to total expenses of $6,913 and $14,323 in the three and nine months ended September 30, 2014, respectively.
Expenses were comprised of (i) operating expenses of $7,220 and $21,519 incurred in connection with railroad operations, (ii) depreciation expense of $457 and $1,360 related to property, plant, and equipment, (iii) amortization expense of $11 and $36 related to acquired customer relationships, and (iv) interest expense of $143 and $434 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad, in the three and nine months ended September 30, 2015, respectively. Expenses in the three and nine months ended September 30, 2014 were mainly comprised of acquisition and transaction expenses and operating expenses incurred in connection with railroad operations, since the acquisition occurred during the second quarter of 2014.
Net Loss

Net loss attributable to shareholders was $1,064 and $4,616 in the three and nine months ended September 30, 2015, respectively compared to a net loss of $2,943 and $9,369 for the three and nine months ended September 30, 2014, respectively. In addition to the changes discussed above, the increase was also due to a net loss attributable to non-controlling interest in consolidated subsidiaries of $54 and $166 for the three and nine months ended September 30, 2015, respectively.
Adjusted Net Loss
Adjusted Net Loss was $884 and $3,656 in the three and nine months ended September 30, 2015, increasing by $1,639 and $85 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, Adjusted Net Loss was impacted by equity-based compensation expense of $191 and $995 recorded in the three and nine months ended September 30, 2015, respectively, and the absence of acquisition and transaction expenses of $420 and $5,628 incurred in the three and nine months ended September 30, 2014, in connection with the acquisition of CMQR, respectively. Adjusted Net Loss was also affected by the non-controlling share of Adjusted Net Loss of $11 and $35 in the three and nine months ended September 30, 2015, respectively.
Adjusted EBITDA
Adjusted EBITDA was $(302) and $(1,891) in the three and nine months ended September 30, 2015, increasing by $1,799 and $1,302 as compared to the three and nine months ended September 30, 2014, respectively.
In addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was also impacted by higher (i) equity-based compensation expense of $191 and 995, (ii) depreciation and amortization expense of $58 and $860, and (iii) interest expense of $131 and 422, offset by increased non-controlling share of Adjusted EBITDA of $(40) and (100), and the absence of acquisition and transaction expenses, in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.

Corporate
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Expenses
General and administrative	2,568	401	2,167	4,905	1,349	3,556
Acquisition and transaction expenses	2,206	104	2,102	4,172	239	3,933
Management fees and incentive allocation to affiliate	4,606	1,698	2,908	10,505	3,535	6,970
Interest expense	—	—	—	—	45	(45)
Total expenses	9,380	2,203	7,177	19,582	5,168	14,414
Loss before income taxes	(9,380)	(2,203)	(7,177)	(19,582)	(5,168)	(14,414)
Provision for income taxes	2	—	2	2	—	2
Net loss	(9,382)	(2,203)	(7,179)	(19,584)	(5,168)	(14,416)
Less: Loss attributable to non-controlling interest in consolidated subsidiaries	(6)	—	(6)	(4)	—	(4)
Net loss attributable to shareholders	$(9,376)	$(2,203)	$(7,173)	$(19,580)	$(5,168)	$(14,412)
Add: Provision for income taxes	2	—	2	2	—	2
Add: Equity-based compensation expense	—	—	—	24	—	24
Add: Acquisition and transaction expenses	2,206	104	2,102	4,172	239	3,933
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—		—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
(in thousands)
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Loss	—	—	—	—	—	—
Adjusted Net Loss	$(7,168)	$(2,099)	$(5,069)	$(15,382)	$(4,929)	$(10,453)
The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
	(in thousands)
Net loss attributable to shareholders	$(9,376)	$(2,203)	$(7,173)	$(19,580)	$(5,168)	$(14,412)
Add: Provision for income taxes	2	—	2	2	—	2
Add: Equity-based compensation expense	—	—	—	24	—	24
Add: Acquisition and transaction expenses	2,206	104	2,102	4,172	239	3,933
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	45	(45)
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$(7,168)	$(2,099)	$(5,069)	$(15,382)	$(4,884)	$(10,498)
Expenses
In Corporate, total expenses increased by $7,177 and $14,414 in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. This was mainly due to higher (i) management fees of $2,908 and $6,970 attributable to an increase in the weighted average contributed capital and capital raised during the Company’s IPO, (ii) general and administrative expenses of $2,167 and $3,556 as we expand our customer base and lines of businesses, including reimbursements to our manager and (iii) acquisition and transaction expenses for additional investment activities of $2,102 and $3,933, in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.
Adjusted Net Loss
Adjusted Net Loss was $7,168 and $15,382 in the three and nine months ended September 30, 2015, increasing by $5,069 and $10,453, as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, Adjusted Net Loss was primarily impacted by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the three and nine months ended September 30, 2015, as well as equity-based compensation recorded in 2015, which is excluded from Adjusted Net Loss.

Adjusted EBITDA
Adjusted EBITDA was $(7,168) and $(15,382) in the three and nine months ended September 30, 2015, decreasing by $5,069 and $10,498 as compared to the three and nine months ended September 30, 2014, respectively. In addition to the changes in Net loss attributable to shareholders noted above, the decrease in each respective period was primarily impacted by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the three and nine months ended September 30, 2015, as well as equity-based compensation expense recorded in 2015.

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
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At September 30, 2015 and December 31, 2014, accounts payable due to this vendor was $4,093 and $14,025, respectively.
Subsequent Events
On November 3, 2015, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended September 30, 2015, payable on November 30, 2015 to the holders of record on November 20, 2015.

Liquidity and Capital Resources
Our principal uses of liquidity have been (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our partners, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the nine months ended September 30, 2015 and 2014, cash used for the purpose of making investments was $238,213 and $403,440, respectively.

•	In nine months ended September 30, 2015 and 2014, distributions to shareholders were $44,917 and $43,410, respectively, and distributions to non-controlling interest were $309 and $422, respectively.

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

•
During the nine months ended September 30, 2015 and 2014, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $51,409 and $(16,484), respectively.

•
During the nine months ended September 30, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $19,764. During nine months ended September 30, 2014, additional borrowings of $175,349 were obtained in connection with the Jefferson Terminal Facility of $100 million, the FTAI Pride Credit Agreement of $75 million, and the CMQR Credit Agreement of $10 million and we made total principal repayments of $26,886.

•
During the nine months ended September 30, 2015 and 2014, we received $3,081 and $13,249 in cash distributions from our unconsolidated investees, respectively, of which $160 and $6,942 was included in cash flows from operating activities, respectively.

•	During the nine months ended September 30, 2015 and 2014, proceeds from the sale of assets were $9,253 and $19,538, respectively.

•
During the nine months ended September 30, 2015 and 2014, capital contributions from shareholders were $295,879 and $290,930, respectively, and capital contributions from non-controlling interests were $34,787 and $43,612, respectively.

•	During the nine months ended September 30, 2015, proceeds from the issuance of common stock were $351,059, net of issuance costs of $2,998.
The Company is currently evaluating over $1.5 billion of potential Infrastructure and Equipment Leasing transactions which could occur within the next 12 months. However, as of the date of this filing, none of the above-referenced pipeline transactions or negotiations are definitive or included within the planned liquidity needs of the Company.

Historical Cash Flow
Comparison of the nine months ended September 30, 2015 and September 30, 2014
The following table compares the historical cash flow for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$26,870	$(27,786)
Net cash used in investing activities	(203,712)	(374,687)
Net cash provided by financing activities	603,016	438,128
Net cash provided by operating activities was $26,870 in the nine months ended September 30, 2015 as compared to net cash used in operating activities of $27,786 in the nine months ended September 30, 2014, representing a $54,656 increase. Net loss was $19,384 in the nine months ended September 30, 2015, compared to income of $2,361 in the nine months ended September 30, 2014, a decrease of $21,745. The increase in net cash provided by operating activities was driven by non-cash adjustments to reconcile net income which include a decrease in gain on sale of equipment of $2,027, an increase of (i) $24,134 relating to depreciation and amortization, (ii) $3,728 of amortization of lease intangibles and incentives, (iii) $11,949 in equity in losses of unconsolidated entities, and (iv) $3,410 of equity based compensation, offset by a decrease in operating distributions from an unconsolidated entity of $6,782 and a decrease due to security deposits and maintenance claims included in earnings of $439 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was also driven by lower cash outflows related to accounts payable and accrued liabilities of $36,993 and higher cash inflows related to accounts receivable by $2,199 related to an increase in our customer base, offset by an increase in cash outflows for management fees payable of $1,641 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Net cash used in investing activities was $203,712 and $374,687 in the nine months ended September 30, 2015 and 2014, respectively, representing a $170,975 decrease. Cash used in the acquisition of leasing equipment, related lease intangibles and purchase deposits for aircraft and jet engines decreased year over year by $87,573 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Additionally, cash was used to fund the acquisition of Jefferson Terminal of $47,811 and purchase CMQR of $11,308 in the nine months ended September 30, 2014, both of which did not occur in the nine months ending September 30, 2015. In conjunction with Jefferson Terminal, the Company funded term loans and other receivables of $97,616 in the nine months ended September 30, 2014. The Company also received $17,412 in principal collections on financing leases in the nine months ended September 30, 2015, as compared to $9,028 in the nine months ended September 30, 2014. These decreases in cash used in investing activities were offset by higher cash flows used in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 for (i) the acquisitions of property plant and equipment of $72,030 related to the continued expansion and development of Jefferson Terminal and CMQR and (ii) investment in notes receivable of $10,776, as well as a decrease in proceeds from sale of assets of $10,285 for the nine months ended September 30, 2015 as compared to September 30, 2014.
Net cash provided by financing activities was $603,016 and $438,128 in the nine months ended September 30, 2015 and 2014, respectively, representing a $164,888 increase. Such increase was attributable to (i) the issuance of common shares net of issuance costs paid of $351,059, (ii) an increase in capital contributions from shareholders of $4,949, and (iii) a decrease in payment of deferred financing costs of $4,793 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These increases in cash inflows were offset by (i) an increase in cash outflows for maintenance deposits, net of receipts of $5,820, (ii) a decrease in proceeds from debt, net of repayment of debt of $168,027, (iii) a decrease in capital contributions from non-controlling interests of $8,825, and (iv) an increase in cash dividends paid of $11,358 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
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

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$26,870	$(27,786)
Add: Principal Collections on Finance Leases	17,412	9,028
Add: Proceeds from sale of assets	9,253	19,538
Add: Return of Capital Distributions from Unconsolidated Entities	2,921	6,307
Less: Required Payments on Debt Obligations	(19,764)	(26,886)
Less: Capital Distributions to Non-Controlling Interest	(309)	(422)
Exclude: Changes in Working Capital	1,632	39,958
Funds Available for Distribution (FAD)	$38,015	$19,737
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

Debt Obligations
As of December 31, 2014, Series 2010 Bonds purchased by the Company were deemed to be owned by the Company, and were classified as assets, Tendered Bonds, in the Consolidated Balance Sheet with an equal corresponding amount as Debt. During the three months ended September 30, 2015, the Jefferson County Industrial Development Corporation, the Company, and Amegy Bank as the related trustee, agreed to extinguish and cancel the Series 2010 Bonds. Accordingly, the Series 2010 Bonds are no longer reported within Tendered Bonds or Debt in the Consolidated Balance Sheet as of September 30, 2015.
Additional information regarding our debt agreements is disclosed in our Amendment No. 7 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2015.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of September 30, 2015, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of September 30, 2015.

	Payments Due by Period (in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter

Container Loan #1	$36,581	$1,820	$7,279	$27,482	$—	$—	$—
Container Loan #2	11,702	364	7,371	452	3,515	—	—
Note payable to non-controlling interest	2,352	168	403	403	403	403	572
FTAI Pride Credit Agreement	68,750	1,562	6,250	6,250	6,250	48,438	—
CMQR Credit Agreement	9,284	—	—	9,284	—	—	—
Jefferson Terminal Credit Agreement	99,000	250	2,000	5,000	91,750	—	—
Jefferson Bonds Payable	45,510	—	1,320	1,425	1,545	1,670	39,550
Total principal payments on loans and bonds payable	$273,179	$4,164	$24,623	$50,296	$103,463	$50,511	$40,122

Total estimated interest payments (1)	78,760	6,079	18,304	16,965	7,550	5,073	24,789

Operating lease obligations	72,755	1,674	6,603	5,864	5,308	4,867	48,439
Capital lease obligations	117	6	25	25	25	25	11

Total contractual obligations	$424,811	$11,923	$49,555	$73,150	$116,346	$60,476	$113,361
______________________________
(1) Estimated interest payments based on interest rates as of September 30, 2015.
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
As of September 30, 2015, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $2.2 million and $(2.2) million, respectively, over the next twelve months before the impact of interest rate derivatives.
Through the use of an interest rate swap, we have reduced our exposure to interest rate changes with respect to 70% of the outstanding principal balance of Container Loan #1. Through the use of an interest rate cap, we have reduced our exposure to interest rate changes with respect to 50% of the outstanding principal balance of that portion of Container Loan #2 attributable to equipment which is subject to direct finance leases having a five year term (representing a notional amount of approximately $2.5 million at September 30, 2015).
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. More recently, excess supply in oil and gas markets has put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In particular, the significant decline in oil prices during 2015 has resulted in lower exploration and production budgets worldwide, with industry experts predicting that exploration and production spending will decrease by approximately 25% in 2015 (as compared to 2014). These conditions have resulted in significant contraction, de-leveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
Our operating leases are subject to greater residual risk than direct finance leases because we will own the assets at the expiration of an operating lease term and we may be unable to renew existing charters or leases at favorable rates, or at all, or sell the leased or chartered assets, and the residual value of the asset may be lower than anticipated. In addition, our ability to renew existing charters or leases or obtain new charters or leases will also depend on prevailing market conditions, and upon expiration of the contracts governing the leasing or charter of the applicable assets, we may be exposed to increased volatility in terms of rates and contract provisions. For example, in the fourth quarter of 2015 we are taking redelivery of a construction support vessel, the Pride, because its prior charter has expired and we do not currently have a replacement lessee under contract. Likewise, our customers may reduce their activity levels or seek to terminate or renegotiate their charters or leases with us. If we are not able to renew or obtain new charters or leases in direct continuation, or if new charters or leases are entered into at rates substantially below the existing rates or on terms otherwise less favorable compared to existing contractual terms, or if we are unable to sell assets for which we are unable to obtain new contracts or leases, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.
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
The rail sector is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, rates and charges, service obligations, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by US and Canadian federal agencies including the US and Canadian Environmental Protection Agencies, the US and Canadian Departments of Transportation (USDOT or Transport Canada), the Occupational Safety and Health Act (OSHA or Canadian provincial equivalents), the US Federal Railroad Administration, or FRA, and the U.S. Surface Transportation Board, or STB, as well as numerous other state, provincial, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Legislation passed by the US Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, in December 2009, a proposed bill called the “Surface Transportation Board Reauthorization Act of 2009” was introduced in the Senate but not advanced. In addition, more recently proposed bills such as the “Rail Shipper Fairness Act of 2015,” if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on FTAI’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect FTAI’s profitability.
Under various US and Canadian federal, state, provincial and local environmental requirements, as the owner or operator of terminals or other facilities, we may be liable for the costs of removal or remediation of contamination at or from our existing locations, whether we knew of, or were responsible for, the presence of such contamination. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, we may be liable for the costs of remediating third-party sites where hazardous substances from our operations have been transported for treatment or disposal, regardless of whether we own or operate that site. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not yet been discovered at our current or former locations or locations that we may acquire.
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
In May 2015, the DOT issued new production standards and operational controls for rail tank cars used in “High-Hazard Flammable Trains” (i.e. trains carrying commodities such as ethanol, crude oil and other flammable liquids).  Similar standards have been adopted in Canada. The new standard applies for all cars manufactured after October 1, 2015, and existing tank cars must be retrofitted within the next three to eight years.  The applicable operational controls include reduced speed restrictions, and maximum lengths on trains carrying these materials.  Retrofitting our tank cars will be required under these new standards.  While we may be able to pass some of these costs on to our customers, there may be additional costs that we cannot pass on to them. We continue to monitor the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments.  It is unclear how these regulations will impact the crude-by-rail industry, and any such impact would depend on a number of factors that are outside of our control.  If, for example, overall volume of crude-by-rail decreases, or if we do not have access to a sufficient number of compliant cars to transport required volumes under our existing contracts, our operations may be negatively affected.  This may lead to a decrease in revenues and other consequences.
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
The operations of transportation and infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, such as cyclones, earthquakes, landslides, floods, explosions, fires, major plant breakdowns, pipeline or electricity line ruptures or other disasters. Operational disruption, as well as supply disruption, could adversely impact the cash flows available from these assets. For example, the 2011 earthquake in Japan and the related nuclear reactor accidents have caused the disruption of cargo shipping lines by closing off certain ports and requiring additional precautionary and safety measures at other ports around the world. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, either indirectly through our lessees or charterers or through our own insurance policies, no assurance can be given that the occurrence of any such event will not materially adversely affect us. In addition, if a lessee or charterer is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease or charter. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately 2 million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of June 30, 2015 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Our Management Agreement, the Partnership Agreement and our operating agreement were negotiated among affiliated parties, and their terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $72 billion of assets under management as of September 30, 2015.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Chief Executive Officer
November 4, 2015

By:	/s/ Jonathan G. Atkeson
Jonathan G. Atkeson
Chief Financial Officer and Chief Operating Officer
November 4, 2015

By:	/s/ Scott Christopher
Scott Christopher
Chief Accounting Officer
November 4, 2015

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