Form 10-K
period 2015-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2016-03-10
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One) ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-37386

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC (Exact name of registrant as specified in its charter)

Delaware	32-0434238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Class A common shares	New York Stock Exchange (NYSE)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting common equity of Fortress Transportation and Infrastructure Investors LLC held by non-affiliates as of the close of business as of June 30, 2015 was $400 million.
There were 75,730,165 common shares representing limited liability company interests outstanding at March 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2016 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the 1940 Act and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal controls over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and conflicts of interest in our relationship with our Manager;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.
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

PART I

Item 1.             Business
Our Company
Fortress Transportation and Infrastructure Investors LLC, a Delaware limited liability company (the “Company”), was formed on February 19, 2014. Except as otherwise specified, “FTAI”, “we”, “us”, “our”, and “the Company” refer to the Company and its consolidated subsidiaries, including Fortress Worldwide Transportation and Infrastructure General Partnership (“Holdco”). Our business has been, and will continue to be, conducted through Holdco for the purpose of acquiring, managing and disposing of transportation and transportation-related infrastructure and equipment assets. Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), owns 0.05% of Holdco and is the general partner of Holdco, which was formed on May 9, 2011 and commenced operations on June 23, 2011.
Pursuant to a management agreement, we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). Fortress is a leading global investment management firm with $70.5 billion of assets under management as of December 31, 2015, and has a dedicated team of professionals who collectively have acquired over $17 billion in transportation-related assets since 2002.
We own and acquire high quality infrastructure and equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation. Our existing mix of assets provides significant cash flows as well as organic growth potential through identified projects. In addition, we believe that there are a large number of acquisition opportunities in our target sectors and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2015, we had total consolidated assets of $1.6 billion and total equity of $1.3 billion.
Our operations consist of two primary strategic business units - Infrastructure and Equipment Leasing. Our Infrastructure Business acquires long-life assets or operating businesses that provide mission-critical services or functions to transportation networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. Our Equipment Leasing Business acquires assets that are designed to carry cargo or people or provide functionality to transportation infrastructure. Transportation equipment is typically long-lived, moveable and leased by us to companies that provide transportation services on either operating leases or finance leases. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and may include structural protections to mitigate credit risk. We believe that our existing asset base provides stable cash flow generation with over half of our revenue contracted and the remainder coming from markets with stable or growing demand outlook.

The charts below illustrate our existing assets, and our equity deployed in acquiring these assets separated by reporting segment as of December 31, 2015:

Note:

•	Excludes $384 million of assets and $380 million of equity reflected in our corporate operating segment.

•	Jefferson Terminal and Railroad are included in our Infrastructure Business; Aviation Leasing, Offshore Energy and Shipping Containers are included in our Equipment Leasing Business.
Our Strategy
We invest across a number of major sectors within the transportation industry, including aviation, energy, intermodal transport and rail, and we may pursue acquisitions in other areas as and when they arise in the future. In general, we seek to own a diverse mix of high quality infrastructure and equipment within our target sectors that generate predictable cash flows, in markets that we believe provide the potential for strong long-term growth and attractive returns on deployed capital. We believe that by investing in a diverse mix of assets across sectors, we can select from among the best risk-adjusted investment opportunities, while avoiding overconcentration in any one segment, further adding to the stability of our business.
We take a proactive investment approach by identifying key secular trends as they emerge within our target sectors and then pursuing what we believe are the most compelling opportunities within those sectors. We look for unique investments, including assets that are distressed or undervalued, or where we believe that we can add value through active management. We consider investments across the size spectrum, including smaller opportunities often overlooked by other investors, particularly where we believe we may be able to grow the investment over time. We believe one of our strengths is our ability to create attractive follow-on investment opportunities and deploy incremental capital within our existing portfolio.
Within each sector, we consider investments in operating infrastructure as well as in equipment that we lease to operators. Within the rail sector, for example, we target rail lines and rail terminals (which we classify as infrastructure), as well as railcars (which on a stand-alone basis we classify as leasing equipment). We believe that as owners of both infrastructure and equipment assets, we have access to more opportunities and can be a more attractive counterparty to the users of our assets. Our Manager has significant prior experience in all of our target sectors, as well as a network of industry relationships, that we believe positions us well to make successful acquisitions and to actively manage and improve operations and cash flow of our existing and newly-acquired assets. These relationships include senior executives at lessors and operators, end users of transportation and infrastructure assets, as well as banks, lenders and other asset owners.
Asset Acquisition Process
Our strategy is to acquire assets that are essential to the transportation of goods and people globally. We acquire assets that are used by major operators of transportation and infrastructure networks. We seek to acquire assets and businesses that we believe operate in sectors with long-term macroeconomic growth opportunities and that have significant cash flow and upside potential from earnings growth and asset appreciation.
We approach markets and opportunities by first developing an asset acquisition strategy with our Manager and then pursuing optimal opportunities within that strategy. In addition to relying on our own experience, we source new opportunities through our Manager’s network of industry relationships in order to find, structure and execute attractive acquisitions. These relationships include senior executives at industry leading operators, end users of the assets as well as banks, lenders and other asset owners. We believe that sourcing assets both globally and through multiple channels will enable us to find the most attractive opportunities. We are selective in the assets we pursue and efficient in the manner in which we pursue them.
Once attractive opportunities are identified, our Manager performs detailed due diligence on each of our potential acquisitions. Due diligence on each of our assets always includes a comprehensive review of the asset itself as well as the industry and market dynamics, competitive positioning, and financial and operational performance. Where appropriate, our Manager conducts physical inspections, a review of the credit quality of each of our counterparties, the regulatory environment, and a review of all material documentation. In some cases, third-party specialists are hired to physically inspect and/or value the target assets.
We and our Manager also spend a significant amount of time on structuring our acquisitions to minimize risks while also optimizing expected returns. We employ what we believe to be reasonable amounts of leverage in connection with our acquisitions. In determining the amount of leverage for each acquisition, we consider a number of characteristics, including, but not limited to, the existing cash flow, the length of the lease or contract term, and the specific counterparty. While leverage on any individual asset may vary, we target overall leverage for our assets on a consolidated basis of no greater than 50% of total capital.
Management Agreement
In May 2015, in connection with the IPO, the Company entered into a new management agreement with the Manager, (the “Management Agreement”), an affiliate of Fortress, pursuant to which the Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto.
Under the Management Agreement, the Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
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
"Capital Gains Incentive Allocation" is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the Company's initial public offering through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP.
The Company pays all of its operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses.

If the Company terminates the Management Agreement, it will generally be required to pay the Manager a termination fee, as defined by the Management Agreement. Upon the successful completion of an offering of the Company’s common shares or other equity securities (including securities issued as consideration in an acquisition), the Company will grant the Manager options to purchase common shares, as defined by the Management Agreement.
Please refer to Note 14 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for further details regarding our Management Agreement.
Our Portfolio
We own and acquire high quality infrastructure and equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation.
Infrastructure
Jefferson Terminal
In August 2014, we and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal, a Texas-based group of companies developing crude oil and refined products logistics assets. As of December 31, 2015, our equity interest in Jefferson is approximately 60%, and other affiliates of Fortress own an additional approximately 20%.
Jefferson is currently developing a large multi-modal crude oil and refined products handling terminal at the Port of Beaumont, Texas (the “Port”) and also owns several other key assets involved in the transportation and processing of crude oil and related products. The majority of Jefferson’s revenue is expected to be derived from operations at Jefferson Terminal. Jefferson Terminal has a unique combination of direct rail service from three Class I railroads, barge docks and deep water ship loading capacity, capabilities to handle multiple types of crude oil including free-flowing crude as well as bitumen, and a prime location close to Port Arthur and Lake Charles, which are home to refineries with over 2.2 million barrels per day of capacity.
The terminal’s prime location and excellent transportation connectivity make it ideally suited to provide logistics solutions to local refineries, including blending, storage and delivery of crude oil, ethanol, propane and refined products. Heavy and extra heavy crude from western Canada (extra heavy crude is predominantly known as ‘bitumen’) is in especially high demand in the Gulf Coast because refineries in the area are configured to handle heavier blends of crude (previously sourced almost exclusively from Mexico and Venezuela) than those in other parts of the U.S. Canadian bitumen offers Gulf Coast refineries an excellent feedstock, which is most cheaply and easily transported by rail rather than pipeline because of its high viscosity. Jefferson is one of only a few terminals in the Gulf that has the heated system capabilities to handle this type of heavy crude.
Jefferson Terminal is located on approximately 250 acres of land at the Port. Today, Jefferson leases 196 acres from the Port under three separate leases. The three leases have 50 year terms that terminate in June 2062 (20 acres), August 2063 (31 acres), and January 2065 (145 acres). As part of the leases, Jefferson has been granted the concession to operate as the sole handler of liquid hydrocarbons at the Port. Jefferson does not own any land at Jefferson Terminal, but does own the equipment and leasehold improvements carried out as part of the Jefferson Terminal build-out. The Port has invested over $40 million in infrastructure which is being leased by Jefferson Terminal, and plans to invest another $5 million over the next six to 12 months.
Jefferson has finished construction and begun operations on both the light oil unloading track (the “Light System”), which has the capacity to handle up to two unit trains (240 cars) per day of light, free-flowing crude, and the heavy oil unloading track (the “Heavy System”), which has the capacity to unload up to one unit train (120 cars) per day of heavy crude or bitumen requiring heating. In addition, Jefferson Terminal has two truck unloading bays, capable of handling approximately 50 trucks, each carrying 170 barrels, per day. In aggregate, including rail and truck handling, Jefferson Terminal has a total unloading capacity of 230,000 barrels per day, and storage tanks with capacity to hold approximately 700,000 barrels. Today, crude oil is brought into the Terminal by rail or truck and then either held in storage, or loaded directly onto a barge for transportation to one of the local refineries or larger storage hubs. We also have the ability to unload or load directly from or to an ocean-going ship (up to Aframax size), which would allow our customers to export crude oil or refined product. We are currently developing direct pipeline connections to local refineries, which will provide them with a lower cost of transportation to and from the Terminal.
In addition to Jefferson Terminal, Jefferson owns several other energy and transportation-related assets, including 300 tank railcars; a gas processing and condensate stabilization plant; pipeline rights-of-way; and an additional private marine terminal that can be developed to load refined petroleum products onto barges. These assets represent additional opportunities to generate stable, recurring cash flow and can be developed in the future to take advantage of the growing demand for crude oil transportation and processing assets. Over the next twelve months, we expect to invest equity capital to fund working capital needs and future construction as new take-or-pay contracts, which may require additional infrastructure, are executed.

CMQR
In the second quarter of 2014, we acquired via a bankruptcy proceeding certain assets and assumed certain liabilities of the Montreal, Maine & Atlantic Railroad ("MM&A"). Subsequent to the purchase, MM&A was renamed the Central Maine & Quebec Railroad ("CMQR").
CMQR is a 480-mile Class II railroad that runs from Montreal to the east coast of Maine, primarily transporting pulp and paper, construction products and chemicals. The CMQR offers the most direct route from ports in Montreal and on the east coast of the United States to manufacturers and other customers in Maine and Quebec. We believe that CMQR represents an investment in critical infrastructure with a captive customer base at an attractive valuation and significant growth potential. Following the acquisition close in June 2014, we put in place a new management team composed of a number of former RailAmerica, Inc. executives, including John Giles, the former CEO of RailAmerica, Inc.
Leasing Equipment
Aviation
We own and manage 60 aviation assets, including 18 commercial passenger aircraft and 42 commercial jet engines.
 As of December 31, 2015, 17 of our commercial aircraft, and 23 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, or are currently held in short term storage awaiting a future lease. On an equity-weighted basis, our aviation equipment was approximately 86% utilized as of December 31, 2015. Our aircraft assets currently have a weighted average remaining lease term of 33 months, and our engine assets currently on-lease have an average remaining lease term of 13 months. In each case, we work closely with our existing customers to extend current leases, thus avoiding downtime and remarketing costs. The chart below describes the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2015	2	11	13
Purchases	1	4	5
Sales	—	—	—
Assets at December 31, 2015	3	15	18

Jet Engines
Assets at January 1, 2015	12	15	27
Purchases	7	17	24
Sales	(1)	(8)	(9)
Assets at December 31, 2015	18	24	42
Offshore Energy
We own one Anchor Handling Towing Supply ("AHTS") vessel, one construction support vessel, and one Remote Operated Vehicle ("ROV") support vessel. In addition, we have contracted with a Norwegian shipyard to build a new IMR vessel. We seek to lease our assets in our Offshore Energy segment on medium to long-term charters. Depending upon the charter, the charterer may assume the operating expense and utilization risk. The AHTS vessel is a 2010-built DP-1, 5,150 bhp vessel used in the offshore oil and gas industry. The AHTS vessel was built by Guangzhou Panyu Lingshan Shipyard Ltd. in China and is designed to provide support services to offshore platforms, rigs and larger construction vessels. The AHTS vessel has accommodation for 30 personnel and is equipped with an advanced firefighting system and rescue boat to provide standby / emergency rescue services and a winch with total bollard pull of 68.5 tons. The AHTS vessel is subject to a 10-year direct finance lease with a local Mexican operator. We own 100% of the AHTS vessel and our finance lease will expire in November 2023. The AHTS vessel is currently unlevered.
The construction support vessel is a 2014-built subsea construction support vessel for the SURF (subsea, umbilicals, risers, and flowlines), IMR, and Pipelay markets. The construction support vessel was built at Davie Shipyard in Quebec, Canada and is designed to provide a range of services including flexible and small-diameter rigid pipelay, cable lay, saturation diving, ROV support, well intervention, top hole drilling and subsea installation. Our construction support vessel has advanced dynamic positioning (DP-3) systems, a 250-ton subsea crane, a moon pool, 2,000 square meters of open deck space and 100-person accommodation. The construction support vessel finished its most recent charter during November 2015 and we expect to enter into a new charter for the vessel during Q1 2016. The construction support vessel is 50% levered as of December 31, 2015.

 Our ROV support vessel is a 2011-built DP-2, 6,000 bhp ROV support vessel that is used in the offshore oil and gas industry. The ROV support vessel was built by Jaya Holdings at their yard in Batam, Indonesia and is designed to provide construction support services including ROV support, dive support, accommodation and subsea and platform lifts. The ROV support vessel has accommodation for 120 personnel, a moon pool, a 50-ton crane, and can carry up to three ROVs. As of December 31, 2015, the ROV support vessel was subject to a bareboat charter with a local Malaysian operator, who in turn leased the vessel to major oil companies in that region. On February 16, 2016, we terminated this lease arrangement and are currently actively pursuing a new lessee. We own 85% of the vessel. The ROV support vessel is currently unlevered.
Our IMR vessel is under construction at the Kleven Shipyard in Norway and is scheduled to be delivered during Q1 2016. The vessel is a DP-2 construction support and IMR vessel with a 150-ton crane, a moon pool, 1,100 square meters of deck space and accommodation for 90 personnel. The vessel will have reduced fuel consumption and lower emissions, and is designed for a broad range of construction support activities including ROV support, subsea installations, well intervention, top-hole drilling and supply and transport duties. We own 50% of the IMR vessel and our planned lessee is a co-owner of the remaining 50%. Upon delivery, we expect the the vessel will enter a bareboat charter. We expect to arrange debt financing for this vessel prior to delivery.
The chart below describes the assets in our Offshore Energy segment as of December 31, 2015:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	Off-hire	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	April 2019 (1)	85%
IMR Vessel	EstimatedQ1 2016	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	Estimated March 2024	50%
(1) On February 16, 2016, the Company terminated its lease arrangement related to its ROV support vessel and is currently actively pursuing a new lessee.
Intermodal Transport
We own, either directly or through a joint venture, interests in approximately 138,000 maritime shipping containers and related equipment through three separate portfolios. The majority of these shipping containers are currently leased to operators or other third parties, and as of December 31, 2015 are 66.5% levered.
We own a 51% interest in a portfolio of approximately 96,000 shipping containers of various types, including both dry and refrigerated units. Of these, approximately 59,000 are subject to direct finance leases with five separate shipping lines, and the majority of those finance leases contain bargain purchase options at lease expiration. The remaining 37,000 containers in this portfolio are subject to operating leases with a large Asian shipping line with an average remaining lease term of approximately 0.3 years. Across the portfolio of 96,000 containers, the remaining average lease term is approximately one year.
Our second portfolio is comprised of approximately 39,000 shipping containers that are subject to a direct finance lease with a major Asian shipping line. The containers in this portfolio consist of 20’ Dry, 40’ Dry and 40’ High Cube dry containers (“HC Dry”). The containers are subject to a direct finance lease that expires in December 2017, at which point the lessee has an obligation to purchase the containers at a fixed price. On March 9, 2016, the Company consummated the sale of this portfolio.
Our third portfolio is comprised of approximately 3,000 shipping containers and related equipment that are subject to direct finance leases with a major US-based shipping line. It consists of a mix of intermodal equipment, including 45’ and 53’ Dry Containers, generator sets, and 53’ Chassis. The equipment is subject to direct finance leases that expire in ~0.5-2.5 years, at which point the lessee has an obligation to purchase the containers at a fixed price.
The chart below describes the assets in our Shipping Containers segment as of December 31, 2015:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 96,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~8 Years	Direct Finance Lease/Operating Lease	6 Customers	51%
Portfolio #2 39,000 (1)	20’ Dry 40’ Dry 40’ HC Dry	~11 years	Direct Finance Lease	1 Customer	100%
Portfolio #3 3,000	45’ Dry 53’ Dry 53’ Chassis	~7.5 years	Direct Finance Lease	1 Customer	100%
(1) On March 9, 2016, the Company consummated the sale of Portfolio #2.
Asset Management
Our Manager actively manages and monitors our portfolios of assets on an ongoing basis, and in some cases engages third parties to assist with the management of those assets. Invoices from each of our customers are typically issued and collected on a monthly basis. Our Manager frequently reviews the status of all of our assets, and in the case that any are returning from lease or undergoing repair, outlines our options, which may include the re-lease or sale of that asset. In the case of operating infrastructure, our Manager plays a central role in developing and executing operational, finance and business development strategies. On a periodic basis, our Manager discusses the status of our acquired assets with our board of directors.
In some situations, we may acquire assets through a joint venture entity or own a minority position in an investment entity. In such circumstances, we will seek to protect our interests through appropriate levels of board representation, minority protections and other structural enhancements.
We and our Manager maintain relationships with operators worldwide and, through these relationships, hold direct conversations as to leasing needs and opportunities. Where helpful, we reach out to third parties who assist in leasing our assets. As an example, we often partner with MRO facilities in the aviation sector to lease these engines and support airlines’ fleet management needs.
While we expect to hold our assets for extended periods of time, we and our Manager continually review our assets to assess whether we should sell or otherwise monetize them. Aspects that will factor into this process include relevant market conditions, the asset’s age, lease profile, relative concentration or remaining expected useful life.
Credit Process
We and our Manager monitor the credit quality of our various lessees on an ongoing basis. This monitoring includes interacting with our customers regularly to monitor collections, review period financial statements and discuss their operating performance. Most of our lease agreements are written with conditions that require reporting on the part of our lessees, and we actively reach out to our lessees to maintain contact and monitor their liquidity positions. Furthermore, many of our leases and contractual arrangements include credit enhancement elements that provide us with additional collateral or credit support to strengthen our credit position.
We are subject to concentrations of credit risk with respect to amounts due from customers on our direct finance leases and operating leases. We attempt to limit credit risk by performing ongoing credit evaluations. See “-Customers.”
Customers
Our customers consist of global operators of transportation and infrastructure networks, including airlines, offshore energy service providers and major shipping lines. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the transportation and infrastructure sector. Given our limited operating history, a substantial portion of our revenue has historically been derived from a small number of customers. For the years ended December 31, 2015 and 2014, we earned approximately 21.0% and 39.0%, respectively, of our revenue from our largest customers. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to release assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
Competition
The business of acquiring, managing and marketing transportation and transportation-related infrastructure assets is highly competitive. Market competition for acquisition opportunities includes traditional transportation and infrastructure companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, and other private investors.
 Additionally, the markets for our products and services are competitive, and we face competition from a number of sources. These competitors include engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft services and repair companies, aircraft spare parts distributors, offshore services providers, maritime equipment lessors, shipping container lessors, container shipping lines, and other transportation and infrastructure equipment lessors.
We compete with other market participants on the basis of industry knowledge, availability of capital, and deal structuring experience and flexibility, among other things. We believe our Manager’s experience in the transportation and the transportation-related infrastructure industry and our access to capital, in addition to our focus on diverse asset classes and customers provides a competitive advantage versus competitors that maintain a single sector focus.
Environmental Regulations
We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and noise and emission levels. Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s or charterer’s current or historical operations. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance.
Employees
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors, and as a result, we have no employees other than 34 individuals employed by Jefferson and 124 individuals employed by CMQR, of which 47 CMQR employees are covered under a collective bargaining agreement that has currently expired and is under negotiation. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of our Manager are not a party to any collective bargaining agreement. In addition, our Manager expects to utilize third party contractors to perform services and functions related to the operation and leasing of our assets such as aircraft, jet engines and shipping containers. These functions may include billing, collections, recovery and asset monitoring.
Insurance
Our leases generally require that our customers carry physical damage and liability insurance providing primary insurance coverage for loss and damage to our assets as well as for related cargo and third parties while the assets are on lease. In addition, in certain cases, we maintain contingent liability coverage for any claims or losses on our assets while they are on hire or otherwise in the possession of a third-party. Finally, we procure insurance for our assets when they are not on hire or are otherwise under our control.
Conflicts of Interest
Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions.
One or more of our officers and directors have responsibilities and commitments to entities other than us. In addition, we do not have a policy that expressly prohibits our directors, officers, securityholders or affiliates from engaging in business activities of the types conducted by us for their own account. However, our code of business conduct and ethics prohibits, subject to the terms of our organizational documents, the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. In other words, this means that our Manager and its members, managers, officers and employees may pursue acquisition opportunities in transportation and transportation-related infrastructure assets, and that we may acquire or dispose of transportation or transportation-related infrastructure assets in which such persons have a personal interest, subject to pre-approval by the independent members of our board of directors in certain circumstances. In the event of a violation of this code of business of conduct and ethics that does not constitute bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties, neither or Manager nor its members, managers, officers or employees will be liable to us. See “Risk Factors-Risks Related to Our Manager-There are conflicts of interest in our relationship with our Manager.”
Our key agreements, including our Management Agreement, the Partnership Agreement, and our operating agreement were negotiated among related parties, and their respective terms, including fees and other amounts payable, may not be as favorable to us as terms negotiated on an arm’s-length basis with unaffiliated parties. Our independent directors may not vigorously enforce the provisions of our Management Agreement against our Manager. For example, our independent directors may refrain from terminating our Manager because doing so could result in the loss of key personnel.
We may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of the sectors in which we acquire assets, each with significant current or expected capital commitments. We may co-invest with these funds in certain target assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.5 billion of assets under management as of December 31, 2015.
Our Manager may determine, in its discretion, to make a particular acquisition through an investment vehicle other than us. Investment allocation decisions will reflect a variety of factors, such as a particular vehicle’s availability of capital (including financing), investment objectives and concentration limits, legal, regulatory, tax and other similar considerations, the source of the opportunity and other factors that the Manager, in its discretion, deems appropriate. Our Manager does not have an obligation to offer us the opportunity to participate in any particular investment, even if it meets our asset acquisition objectives. In addition, employees of Fortress or certain of its affiliates-including personnel providing services to or on behalf of our Manager-may perform services for Fortress affiliates that may acquire or seek to acquire transportation and infrastructure-related assets.
Geographic Information
Please refer to Note 15 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2015 and 2014, as well as a report, by geographic area for each segment, of our total property, plant and equipment and equipment held for lease as of December 31, 2015 and 2014.
Where Readers Can Find Additional Information
Fortress Transportation and Infrastructure Investors LLC is a Delaware limited liability company. Our principal executive offices are located at 1345 Avenue of the Americas, New York, New York 10105. Fortress Transportation and Infrastructure Investors LLC files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act, with the SEC. Readers may read and copy any document that Fortress files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.
Our Internet site is http://www.ftandi.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Center - Corporate Governance’’ section are charters for the company’s Audit Committee, Compensation Committee, Nominating Committee, as well as our Corporate Governance Guidelines, Code of Ethics for our officers, and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A.         Risk Factors
You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our common shares. However, these categories do overlap and should not be considered exclusive.
Risks Related to Our Business
Uncertainty relating to macroeconomic conditions may reduce the demand for our assets, result in non-performance of contracts by our lessees or charterers, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. More recently, excess supply in oil and gas markets has put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In particular, the significant decline in oil prices during 2015 has resulted in lower exploration and production budgets worldwide, with industry experts predicting that exploration and production spending will decrease by approximately 25% in 2016, as compared to 2015. These conditions have resulted in significant contraction, de-leveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
Further, demand for our assets is related to passenger and cargo traffic growth, which in turn is dependent on general business and economic conditions. The recent global economic downturn could continue or worsen, which could have an adverse impact on passenger and cargo traffic levels and consequently our lessees’ and charterers’ business, which may in turn result in a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our assets. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us, which could result in increased non-performance of contracts by our lessees or charterers and adversely impact our business, prospects, financial condition, results of operations and cash flows.
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
Our operating leases are subject to greater residual risk than direct finance leases because we will own the assets at the expiration of an operating lease term and we may be unable to renew existing charters or leases at favorable rates, or at all, or sell the leased or chartered assets, and the residual value of the asset may be lower than anticipated. In addition, our ability to renew existing charters or leases or obtain new charters or leases will also depend on prevailing market conditions, and upon expiration of the contracts governing the leasing or charter of the applicable assets, we may be exposed to increased volatility in terms of rates and contract provisions. For example, in the fourth quarter of 2015, we took redelivery of a construction support vessel, the Pride, because its prior charter has expired and we do not currently have a replacement lessee under contract. Likewise, our customers may reduce their activity levels or seek to terminate or renegotiate their charters or leases with us. If we are not able to renew or obtain new charters or leases in direct continuation, or if new charters or leases are entered into at rates substantially below the existing rates or on terms otherwise less favorable compared to existing contractual terms, or if we are unable to sell assets for which we are unable to obtain new contracts or leases, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.
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
While some of our contractual arrangements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce our counterparties’ obligations under such contractual arrangements is subject to applicable laws in the jurisdiction in which enforcement is sought. While some of our existing assets are used in specific jurisdictions, transportation and transportation-related infrastructure assets by their nature generally move throughout multiple jurisdictions in the ordinary course of business. As a result, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the our owned assets in various jurisdictions cannot be predicted. To the extent more of our business shifts to areas outside of the United States and Europe, such as China and Malaysia, it may become more difficult and expensive to enforce our rights and recover our assets.
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

In May 2015, the DOT issued new production standards and operational controls for rail tank cars used in “High-Hazard Flammable Trains” (i.e., trains carrying commodities such as ethanol, crude oil and other flammable liquids).  Similar standards have been adopted in Canada. The new standard applies for all cars manufactured after October 1, 2015, and existing tank cars must be retrofitted within the next three to eight years.  The applicable operational controls include reduced speed restrictions, and maximum lengths on trains carrying these materials.  Retrofitting our tank cars will be required under these new standards.  While we may be able to pass some of these costs on to our customers, there may be additional costs that we cannot pass on to them. We continue to monitor the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments.  It is unclear how these regulations will impact the crude-by-rail industry, and any such impact would depend on a number of factors that are outside of our control.  If, for example, overall volume of crude-by-rail decreases, or if we do not have access to a sufficient number of compliant cars to transport required volumes under our existing contracts, our operations may be negatively affected.  This may lead to a decrease in revenues and other consequences.
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
It is impossible to predict whether third parties will allege liability related to our purchase of the Montreal, Maine and Atlantic Railway ("MM&A") assets out of bankruptcy, including possible claims related to the July 6, 2013 train derailment near Lac-Mégantic, Quebec.
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately 2 million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of December 31, 2015 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Demand for assets in the Offshore Energy segment and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile (and have declined significantly in the last six months) and are affected by numerous factors beyond the Company’s control, such as worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
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
We and our customers operate in various regions throughout the world. As a result, we may, directly or indirectly, be exposed to political and other uncertainties, including risks of:

•	terrorist acts, armed hostilities, war and civil disturbances;

•	acts of piracy;

•	significant governmental influence over many aspects of local economies;

•	seizure, nationalization or expropriation of property or equipment;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	political unrest;

•	foreign and U.S. monetary policy and foreign currency fluctuations and devaluations;

•	the inability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	import-export quotas, wage and price controls, imposition of trade barriers;

•	U.S. and foreign sanctions or trade embargoes;

•	restrictions on the transfer of funds into or out of countries in which we operate;

▪	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	compliance with applicable anti-corruption laws and regulations;

•	changing taxation policies, including confiscatory taxation;

•	other forms of government regulation and economic conditions that are beyond our control; and

•	governmental corruption.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.5 billion of assets under management as of December 31, 2015.
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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which, certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts has given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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
Our common shares began trading on the NYSE on May 15, 2015. There can be no assurance that an active trading market for our common shares will develop or be sustained in the future. Accordingly, if an active trading market for our common shares does not develop or is not maintained, the liquidity of our common shares, your ability to sell your common shares when desired and the prices that you may obtain for your common shares will be adversely affected.
The market price and trading volume of our common shares may be volatile, which could result in rapid and substantial losses for our shareholders.
Even if an active trading market develops and is sustained, the market price of our common shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our common shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

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
We will be required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls, and the outcome of that effort may adversely affect our results of operations, financial condition and liquidity.
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

Item 1B.         Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.             Properties

An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Florida, Ireland, and Dubai. Our Railroad operating segment owns approximately 480 miles of rail lines, related corridor, and railyards in Maine, Vermont, Quebec, Canada, as well as leases approximately 8,500 square feet of office space and approximately 20 acres of railroad facilities in Maine. Our Jefferson Terminal operating segment leases approximately 200 acres of property for its terminal facilities and leases approximately 9,600 square feet of office space in Texas. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.             Legal Proceedings

We are and may become involved in legal proceedings, including but not limited to regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings to have a material adverse effect on our business, financial position or results of operations.  Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material adverse effect on our financial results.

Item 4.             Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have one class of common stock which began trading on the NYSE under the symbol “FTAI” on May 15, 2015, the date of our initial public offering. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our shares and the dividends per share we declared with respect to the periods indicated.

	High	Low	Last Sale	Dividends Declared (A)
2015
Second Quarter	$19.20	$15.85	$18.13	$0.15
Third Quarter	$18.90	$11.83	$12.83	$0.33
Fourth Quarter	$15.27	$9.15	$11.26	$0.33

(A) Represents amounts our board of directors declared as dividends based on earnings and liquidity with respect to the specified periods. The actual declaration dates occurred in the following quarter.

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our results of operations, liquidity and financial condition, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant.
On November 3, 2015, our board of directors declared a cash dividend on its common stock of $0.33 per share, payable to shareholders of record on November 20, 2015. This dividend was paid on November 30, 2015.
On December 31, 2015, the closing sale price for our common stock, as reported on the NYSE, was $11.26. As of February 23, 2016, there were approximately 9 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Nonqualified Stock Option and Incentive Award Plan
In 2015, subsequent to the IPO, the Company established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2015, the Incentive Plan provides for the issuance of up to 30,000,000 shares.
The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2015.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	15,000	$16.98	29,985,000
Equity compensation plans not approved by security holders	—	—	—
Total	15,000		29,985,000

(1) Excludes securities reflected in column 'Number of securities to be issued upon exercise of outstanding options, warrants, and rights

Performance Graph
The following graph compares the cumulative total return for our shares (stock price change plus reinvested dividends)
with the comparable return of three indices: S&P Mid Cap 400, Dow Jones US Transportation Services, and Alerian Index. The graph assumes an investment of $100 in the Company's shares on May 14, 2015 and in each of the indices on April 30, 2015, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance

## COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*

Among Fortress Transportation & Infrastructure Investors LLC, the S&P Midcap 400 Index, the Dow Jones US Transportation Services Index, and Alerian Index

$120
$100
$80
$60
$40
$20
$0
5/14/15
5/15
6/15
7/15
8/15
9/15
10/15
11/15
12/15
Fortress Transportation & Infrastructure Investors LLC
S&P Midcap 400
Dow Jones US Transportation Services
Alerian Index

	Period Ending
Index	5/15/15	5/31/15	6/30/15	7/31/15	8/31/15	9/30/15	10/31/15	11/30/15	12/31/15
Fortress Transportation & Infrastructure Investors LLC	100.00	99.41	106.65	103.35	80.38	76.27	76.69	70.38	68.91
S&P Midcap 400	100.00	101.78	100.44	100.57	94.96	91.90	97.08	98.39	94.29
Dow Jones US Transportation Services	100.00	98.15	91.71	95.34	86.54	78.03	82.64	80.52	74.79
Alerian Index	100.00	97.61	89.70	86.22	82.57	70.13	77.43	71.00	69.93

Item 6.             Selected Financial Data
The selected historical financial information set forth below as of, and for the years ended, December 31, 2015, 2014, 2013, 2012, and 2011 has been derived from our audited historical consolidated financial statements.
The Company completed an IPO on May 20, 2015 in which Fortress Worldwide Transportation and Infrastructure Investors LP, Fortress Worldwide Transportation and Infrastructure Offshore LP, and Fortress Worldwide Transportation and Infrastructure Master GP LLP (collectively the "Initial Shareholders"), immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, the Company has retrospectively presented the shares outstanding for all prior periods presented.
The information below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 and the consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except share and per share data)
Revenues
Equipment leasing revenues
Lease income	$64,883	$27,681	$9,284	$126	$740
Maintenance revenue	17,286	5,964	2,242	2,255	371
Finance lease income	8,747	10,013	7,781	94	—
Other revenue	1,827	326	223	1,014	16
Total equipment leasing revenues	92,743	43,984	19,530	3,489	1,127
Infrastructure revenues
Lease income	4,620	1,325	—	—	—
Rail revenues	25,550	9,969	—	—	—
Terminal services revenues	13,655	2,652	—	—	—
Total infrastructure revenues	43,825	13,946	—	—	—
Total revenues	136,568	57,930	19,530	3,489	1,127

Expenses
Operating expenses	68,793	27,223	3,157	2,451	71
General and administrative	7,568	2,007	805	569	2,298
Acquisition and transaction expenses	5,683	11,450	260	—	—
Management fees and incentive allocation to affiliate	15,018	5,463	2,211	520	63
Depreciation and amortization	45,308	15,998	3,909	887	227
Interest expense	19,311	5,872	2,816	30	—
Total expenses	161,681	68,013	13,158	4,457	2,659

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(6,956)	6,093	10,325	3,162	—
Gain on sale of equipment, net	3,419	7,576	2,415	—	—
Gain on sale of unconsolidated entity	—	—	6,144	—	—
Interest income	579	186	23		—
Other income	26	20	—	—	—
Total other income (expense)	(2,932)	13,875	18,907	3,162	—
(Loss) income before income taxes	(28,045)	3,792	25,279	2,194	(1,532)
Provision for income taxes	586	874	—	—	—
Net (loss) income	(28,631)	2,918	25,279	2,194	(1,532)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(16,805)	(4,862)	458	—	—
Net (Loss) Income attributable to shareholders	(11,826)	7,780	24,821	2,194	(1,532)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except share and per share data)
(Loss) Earnings per Share:
Basic	$(0.18)	$0.15	$0.46	$0.04	$(0.03)
Diluted	$(0.18)	$0.15	$0.46	$0.04	$(0.03)
Weighted Average Shares Outstanding:
Basic	67,039,439	53,502,873	53,502,873	53,502,873	53,502,873
Diluted	67,039,439	53,502,873	53,502,873	53,502,873	53,502,873
Dividends declared per share of common stock		—	—	—	—

Balance Sheet data:
Total Assets	1,649,641	1,404,740	278,647	170,574	17,316
Debt	271,057	592,867	73,388	55,991	—
Total Liabilities	358,955	691,243	82,763	58,559	6,461
Total Equity	1,290,686	713,497	195,884	112,015	10,855

Cash Flow data:
Net cash provided by (used in):
Operating activities	23,528	(31,551)	11,913	(2,021)	924
Investing activities	(239,921)	(571,416)	(87,765)	(149,554)	(12,302)
Financing activities	575,971	617,856	78,964	154,599	12,478

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Fortress Transportation and Infrastructure Investors LLC (the “Company”). The Company’s MD&A should be read in conjunction with its consolidated financial statements and the accompanying notes, and with Part I, Item 1A, “Risk Factors” and "Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of professionals who collectively have acquired over $17 billion in transportation and infrastructure assets since 2002. As of December 31, 2015, we had total consolidated assets of $1.6 billion and total equity of $1.3 billion.
In May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called.  Through a series of transactions, the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the Partnership Agreement in exchange for the limited partnership interests in the Onshore Fund and the Offshore Fund equal to the amount of any such undistributed incentive allocations and 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in the Company.  In November 2015, the Onshore Fund and the Offshore Fund each distributed to their respective limited partners the common shares allocated to their limited partners in accordance with their respective limited partnership agreements.
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
While our strategy permits us to acquire a broad array of transportation-related assets, we are currently active in four sectors where we believe there are meaningful opportunities to deploy capital to achieve attractive risk adjusted returns: aviation, energy, intermodal transport and rail.

•
Commercial air travel and air freight activity have historically been long-term growth sectors and are tied to the underlying demand for passenger and freight movement. We continue to see strong demand for aviation related assets.

•
Within the energy infrastructure and transportation equipment market, we are focused on two sub-sectors: land-based infrastructure and offshore energy service equipment. Land-based infrastructure refers to facilities that enable the storage, unloading, loading and movement of crude oil and refined products from producers to end users, such as refineries. Customers of land-based infrastructure typically purchase capacity on a take-or-pay basis, and the economics of these assets directly relate to the volume of throughput. Offshore energy service equipment refers to vessels supporting the extraction, processing and transportation of oil and natural gas from deposits located beneath the sea floor. The recent oil price decline has led to oil and gas companies reducing and deferring spending decisions, creating an oversupply of offshore energy assets, and in turn, lower day-rates, utilization and earnings for offshore service companies.

•
The intermodal transport market includes the efficient movement of goods throughout multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. Over the last year, the significant drop in commodity prices has led to a decline in new container prices which has led to lower lease rates and residual values.

•
Rail refers to the railroad industry, which has increased its share of freight ton-miles compared to other forms of freight transportation over the past quarter century. This infrastructure, most of which was originally established over 100 years ago, represents a limited supply of assets and a difficult-to-replicate network. We continue to see increased volumes and efficiencies on our network since our investment in CMQR in 2014.

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

Results of Operations
Adjusted Net Income (Non-GAAP)
The Chief Operating Decision Maker (“CODM”) utilizes Adjusted Net Income as the key performance measure. This performance measure reflects the current management of our businesses and provides the CODM with the information necessary to assess operational performance as well as make resource and allocation decisions. Adjusted Net Income should not be considered as an alternative to net income attributable to shareholders as determined in accordance with U.S. generally accepted accounting principles (“GAAP”).
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

Adjusted EBITDA (Non-GAAP)

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
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following table presents our consolidated results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2015 as compared to the year ended December 31, 2014:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$64,883	$27,681	$37,202
Maintenance revenue	17,286	5,964	11,322
Finance lease income	8,747	10,013	(1,266)
Other revenue	1,827	326	1,501
Total equipment leasing revenues	92,743	43,984	48,759
Infrastructure revenues
Lease income	4,620	1,325	3,295
Rail revenues	25,550	9,969	15,581
Terminal services revenues	13,655	2,652	11,003
Total infrastructure revenues	43,825	13,946	29,879
Total revenues	136,568	57,930	78,638

Expenses
Operating expenses	68,793	27,223	41,570
General and administrative	7,568	2,007	5,561
Acquisition and transaction expenses	5,683	11,450	(5,767)
Management fees and incentive allocation to affiliate	15,018	5,463	9,555
Depreciation and amortization	45,308	15,998	29,310
Interest expense	19,311	5,872	13,439
Total expenses	161,681	68,013	93,668

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(6,956)	6,093	(13,049)
Gain on sale of equipment, net	3,419	7,576	(4,157)
Interest income	579	186	393
Other income	26	20	6
Total other income (expense)	(2,932)	13,875	(16,807)
(Loss) Income before income taxes	(28,045)	3,792	(31,837)
Provision for income taxes	586	874	(288)
Net (loss) income	(28,631)	2,918	(31,549)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(16,805)	(4,862)	(11,943)
Net (loss) income attributable to shareholders	$(11,826)	$7,780	$(19,606)
Add: Provision for income taxes	586	874	(288)
Add: Equity-based compensation expense	4,662	1,265	3,397
Add: Acquisition and transaction expenses	5,683	11,450	(5,767)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	14	25	(11)

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	3,552	6,155	(2,603)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(507)	(274)	(233)
Less: Equity in losses (earnings) of unconsolidated entities	6,956	(6,093)	13,049
Less: Non-controlling share of Adjusted Net Income (2)	(1,333)	(525)	(808)
Adjusted Net Income	$7,787	$20,657	$(12,870)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for asset impairment charges of $10,508 for the year ended December 31, 2015. Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for loss on extinguishment of debt of $62 for the year ended December 31, 2014.
(2) Non-controlling share of Adjusted Net Income is comprised of the following for the years ended December 31, 2015 and 2014, respectively: (i) equity-based compensation of $1,387 and $454, (ii) provision for income tax of $16 and $71, and (iii) cash tax payments of $(70) and $0.

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net (loss) income attributable to shareholders	$(11,826)	$7,780	$(19,606)
Add: Provision for income taxes	586	874	(288)
Add: Equity-based compensation expense	4,662	1,265	3,397
Add: Acquisition and transaction expenses	5,683	11,450	(5,767)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	14	25	(11)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (3)	52,324	18,692	33,632
Add: Interest expense	19,311	5,872	13,439
Add: Principal collections on direct finance leases	20,292	11,931	8,361
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	21,335	40,014	(18,679)
Less: Equity in losses (earnings) of unconsolidated entities	6,956	(6,093)	13,049
Less: Non-controlling share of Adjusted EBITDA (5)	(12,075)	(2,497)	(9,578)
Adjusted EBITDA	$107,262	$89,313	$17,949
________________________________________________________
(3) Depreciation and amortization expense includes $45,308 and $15,998 of depreciation and amortization expense, $6,774 and $2,694 of lease intangible amortization, and $242 and $0 of amortization for lease incentives for the years ended December 31, 2015 and 2014, respectively.
(4) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes adjustments for the following items for the years ended December 31, 2015 and 2014: (i) net income (loss) of $(7,165) and $5,876, (ii) interest expense of $1,778 and $2,561, (iii) depreciation and amortization expense of $1,866 and $1,232, (iv) principal collections of finance leases of $14,348 and $30,345, and (v) asset impairment charges of $10,508 and $0, respectively.
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2015 and 2014: (i) equity based compensation of $1,387 and $454, (ii) provision for income taxes of $16 and $71, (iii) interest expense of $4,926 and $642, and (iv) depreciation and amortization expense of $5,746 and $1,330, respectively.
Revenues
Total revenue increased by $78,638 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily from acquisitions of leasing equipment in 2015 and the full impact of acquisitions completed in the second half of 2014 for lease income, maintenance revenue, rail revenues, and terminal services revenues.

In Equipment Leasing, lease income increased by $37,202 in the year ended December 31, 2015, as compared to the year ended December 31, 2014, driven by the acquisitions of assets on-lease within the Aviation Leasing and Offshore Energy segments. Maintenance revenue increased by $11,322 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, as the number of assets subject to leases with maintenance arrangements increased in the comparable periods.
In Infrastructure, the Railroad segment acquisition in the second quarter of 2014 contributed to higher rail revenues of $15,581 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The Jefferson Terminal acquisition in the third quarter of 2014 contributed higher terminal services revenues and lease income of $14,298 in the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Expenses
Total expenses increased by $93,668 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to increases in operating expenses, management fees, depreciation and amortization, and interest expense offset by a reduction of acquisition and transaction costs.
Operating expenses increased $41,570 primarily due to the full year impact of facility operations for Jefferson and CMQR, both acquired in 2014.
Management fees and incentive allocation to affiliate increased by $9,555 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, due to both the increase in the weighted average contributed capital and capital raised during the Company’s IPO.
Depreciation and amortization increased by $29,310 due to the full year impact of Aviation and Offshore assets acquired in 2014 and new purchases of Aviation assets in 2015. Additionally, the full year impact of the CMQR and Jefferson acquisitions and a significant portion of Jefferson assets placed into service during 2015 caused an increase in depreciation expense during 2015.
Interest expense increased by $13,439 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, due to borrowings in connection with the CMQR and Jefferson Terminal acquisitions, as well as an Offshore Energy segment asset purchase.
Acquisition and transaction expenses decreased by $5,767 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, as 2014 included costs related to the acquisitions of Jefferson Terminal and CMQR.
Other Income
Total other income decreased by $16,807 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to lower equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased primarily from an impairment charge recorded by our shipping container joint venture in the third quarter of 2015. Additionally, other income was further impacted by lower gains on sale of aviation equipment of $4,523.
Net (Loss) Income
Net income attributable to shareholders decreased by $19,606 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, driven primarily by the changes discussed above, but offset by increases in net loss attributable to non-controlling interest in consolidated subsidiaries.
Adjusted Net Income
Adjusted Net Income decreased $12,870 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to changes in Net (loss) Income attributable to shareholders noted above of $19,606 and lower acquisition and transaction costs, offset by higher equity-based compensation expense and equity in losses of unconsolidated entities.

Adjusted EBITDA
Adjusted EBITDA increased $17,949 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net (loss) income attributable to shareholders noted above of $19,606, the increase was primarily due to increases in (i) equity in losses of unconsolidated entities, (ii) depreciation and amortization expense from additional assets acquired or placed into service across nearly all segments, (iii) interest expense on borrowings executed in the second half of 2014 (iv) equity-based compensation expense and (v) principal collections on direct finance leases. The increase in the year ended December 31, 2015 was offset by (i) a decrease in our pro-rata share of Adjusted EBITDA from unconsolidated entities and (ii) higher non-controlling share of Adjusted EBITDA, mainly due to Jefferson Terminal. The increase in the year ended December 31, 2015 was also offset by lower acquisition and transaction expenses, mainly due to costs to acquire Jefferson Terminal and CMQR, incurred during the year ended December 31, 2014.
Segment Results
Discussed below are our consolidated results of operations for each of our reportable segments (all amounts in U.S. dollars and expressed in thousands).
Aviation Leasing Segment
In our Aviation Leasing segment, we own and manage 60 aviation assets, including 18 commercial passenger aircraft and 42 commercial jet engines.
As of December 31, 2015, 17 of our commercial aircraft and 23 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, or are currently held in short term storage awaiting a future lease. Our aviation equipment was approximately 86% utilized as of December 31, 2015, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our leasing equipment. Our aircraft assets currently have a weighted average remaining lease term of 33 months, and our engine assets currently on-lease have an average remaining lease term of 13 months. The chart below describes the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2015	2	11	13
Purchases	1	4	5
Sales	—	—	—
Assets at December 31, 2015	3	15	18

Jet Engines
Assets at January 1, 2015	12	15	27
Purchases	7	17	24
Sales	(1)	(8)	(9)
Assets at December 31, 2015	18	24	42

The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Aviation Leasing segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$42,924	$14,991	$27,933
Maintenance revenue	17,286	5,964	11,322
Other revenue	1,120	3	1,117

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Total revenues	61,330	20,958	40,372

Expenses
Operating expenses	2,820	1,713	1,107
Depreciation and amortization	23,549	9,445	14,104
Total expenses	26,369	11,158	15,211

Other income
Gain on sale of equipment, net	3,053	7,576	(4,523)
Interest income	11	26	(15)
Total other income	3,064	7,602	(4,538)
Income before income taxes	38,025	17,402	20,623
Provision for income taxes	668	490	178
Net income	37,357	16,912	20,445
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	21	—	21
Net Income attributable to shareholders	$37,336	$16,912	$20,424
Add: Provision for income taxes	668	490	178
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(227)	(266)	39
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$37,777	$17,136	$20,641

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Aviation Leasing segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net Income attributable to shareholders	$37,336	$16,912	$20,424
Add: Provision for income taxes	668	490	178
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	30,565	12,139	18,426
Add: Interest expense	—	—	—
Add: Principal collections on direct finance leases	—	689	(689)

Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(21)	—	(21)
Adjusted EBITDA	$68,548	$30,230	$38,318
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $23,549 and $9,445 of depreciation expense, $6,774 and $2,694 of lease intangible amortization, and $242 and $0 of amortization for lease incentives for the years ended December 31, 2015 and 2014, respectively.
(2) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $21 and $0 for the years ended December 31, 2015 and 2014, respectively.

Revenues
Total revenues in the Aviation Leasing segment increased by $40,372 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, driven by higher lease income, maintenance revenue, and other revenue. Lease income increased by $27,933 primarily due to (i) higher aircraft lease income of $27,583 primarily driven by a full year of lease income for ten aircraft purchased throughout 2014 and the acquisition of three aircraft with in-place leases in 2015, (ii) higher engine lease income of $4,648 primarily driven by an increase in the number of engines generating revenue, from twenty two in 2014 to thirty two in 2015, offset by (iii) by an increase in net favorable intangible lease amortization of $4,321 related to the acquisition of aircraft and engines with in-place leases. Maintenance revenue increased by $11,322 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to a full year of utilization for the ten aircraft purchased in 2014 and increase in number of engines and aircraft on lease in the year ended December 31, 2015. Other revenue increased by $1,117 primarily due to income recognized from the forfeiture of two security deposits in the year ended December 31, 2015.

Expenses
Total expenses in the Aviation Leasing segment increased by $15,211 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to increased depreciation and amortization and increased operating expenses. Depreciation and amortization increased in the year ended December 31, 2015 by $14,104 primarily due a full year impact of depreciation for ten aircraft purchased in 2014 and four aircraft and net ten jet engines placed into service in 2015. The increase in operating expenses was primarily driven by higher (i) repairs and maintenance expense of $581 primarily due to costs associated with an on-lease aircraft, (ii) other operating expenses of $337 due to increased transportation and storage of engines, along with additional software costs, (iii) professional fees of $126 due to increased tax consulting and audit fees, and (iv) an increase in commission fees of $98 due to the use of lease brokers. The increase in operating expenses was offset by decreased bad debt expense of $133 for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Other Income
Total other income in the Aviation Leasing segment decreased by $4,538 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, as the Company recognized a lower gain on sale of equipment of $4,523 in the year ended December 31, 2015.
Adjusted Net Income
Adjusted Net Income increased $20,641 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by the changes to net income attributable to shareholders noted above and the net impact of the provision for tax less cash paid for taxes.
Adjusted EBITDA
Adjusted EBITDA increased $38,318 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the changes in Net Income attributable to shareholders noted above and increased depreciation and amortization expense for the additional aircraft and engines owned and on-lease in the year ended December 31, 2015.

Offshore Energy Segment
In our Offshore Energy segment, we own one anchor handling tug supply (“AHTS”) vessel, one construction support vessel, and one remotely operated vehicle (“ROV”) support vessel. In addition we have contracted with a Norwegian shipyard to build a new inspection, maintenance, and repair (“IMR”) vessel. The chart below describes the assets in our Offshore Energy segment as of December 31, 2015:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	Off-lease	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	April 2019 (1)	85%
IMR Vessel	EstimatedQ1 2016	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	Estimated March 2024	50%

(1) On February 16, 2016, the Company terminated its lease arrangement related to its ROV support vessel and is currently actively pursuing a new lessee.

The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Offshore Energy segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$21,959	$12,690	$9,269
Finance lease income	1,665	1,716	(51)
Other revenue	607	224	383
Total revenues	24,231	14,630	9,601

Expenses
Operating expenses	4,650	1,054	3,596
Depreciation and amortization	5,967	2,801	3,166
Interest expense	3,794	1,248	2,546
Total expenses	14,411	5,103	9,308

Other income
Interest income	483	160	323
Total other income	483	160	323
Income before income taxes	10,303	9,687	616
Provision for income taxes	—	—	—
Net Income	10,303	9,687	616
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	676	704	(28)
Net Income attributable to shareholders	$9,627	$8,983	$644
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	(7)	7
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$9,627	$8,976	$651

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Offshore Energy segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net Income attributable to shareholders	$9,627	$8,983	$644
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	5,967	2,801	3,166
Add: Interest expense	3,794	1,248	2,546
Add: Principal collections on direct finance leases	342	292	50
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(345)	(246)	(99)
Adjusted EBITDA	$19,385	$13,078	$6,307
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2015 and 2014: (i) depreciation expense of $225 and $225, (ii) and interest expense of $120 and $21, respectively.
Revenues
Total revenues in the Offshore Energy segment increased by $9,601 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 driven by higher lease income derived from a new offshore construction support vessel acquired and put into service in September 2014.
Expenses
Total expenses in the Offshore Energy segment increased by $9,308 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily from the offshore construction support vessel placed into service in September 2014. The offshore construction support vessel which included term loan financing increased depreciation and amortization expense, interest expense and operating expenses. The increase in operating expenses was primarily the result of increased (i) repairs and maintenance expenses of $1,448 related to the offshore construction support vessel (ii) crew costs of $615 (iii) management fees of $395 for a technical manager for the offshore construction support vessel beginning in June 2015, (iv) the full year insurance expense of $389 related to the offshore construction support vessel, and (v) other operating expenses of $749 in the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Other Income
Total other income in the Offshore Energy segment increased by $323 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to increased interest income and fees earned related to the loan made to our third party partner in the MT6015 joint venture.
Adjusted Net Income
Adjusted Net Income was $9,627 in the year ended December 31, 2015, increasing by $651 as compared to the year ended December 31, 2014. This increase was due to the changes noted above.
Adjusted EBITDA
Adjusted EBITDA increased $6,307 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to changes in Net Income attributable to shareholders of $644 noted above and higher depreciation and amortization expense for the full year impact of our offshore construction vessel placed into service during 2014 and higher interest expense.

Shipping Containers Segment
In our Shipping Containers segment, we own, either directly or through a joint venture, interests in approximately 138,000 maritime shipping containers and related equipment through three separate portfolios. Substantially all of these shipping containers are currently leased to operators or other third parties and, as of December 31, 2015, are 66.5% levered. The weighted average remaining lease term for these assets is 1.5 years. The chart below describes the assets in our Shipping Containers segment as of December 31, 2015:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 96,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~8 Years	Direct Finance Lease/Operating Lease	6 Customers	51%
Portfolio #2 39,000 (1)	20’ Dry 40’ Dry 40’ HC Dry	~11 years	Direct Finance Lease	1 Customer	100%
Portfolio #3 3,000	45’ Dry 53’ Dry 53’ Chassis	~7.5 years	Direct Finance Lease	1 Customer	100%
(1) On March 9, 2016, the Company consummated the sale of Portfolio #2.
The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Shipping Containers segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$7,082	$8,297	$(1,215)
Other revenue	100	99	1
Total revenues	7,182	8,396	(1,214)

Expenses
Operating expenses	350	257	93
Interest expense	2,393	2,840	(447)
Total expenses	2,743	3,097	(354)

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(6,956)	6,093	(13,049)
Other income (expense), net	(14)	(26)	12
Total other income (expense)	(6,970)	6,067	(13,037)
Income (loss) before income taxes	(2,531)	11,366	(13,897)
Provision (benefit) for income taxes	(127)	100	(227)
Net Income (loss) attributable to shareholders	$(2,404)	$11,266	$(13,670)
Add: Provision (benefit) for income taxes	(127)	100	(227)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	14	25	(11)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	3,552	6,155	(2,603)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	6,956	(6,093)	13,049
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$7,991	$11,453	$(3,462)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for asset impairment charges of $10,508 for the year ended December 31, 2015. Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for loss on extinguishment of debt of $62 for the year ended December 31, 2014.

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Shipping Containers segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net Income (loss) attributable to shareholders	$(2,404)	$11,266	$(13,670)
Add: Provision (benefit) for income taxes	(127)	100	(227)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	14	25	(11)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	2,393	2,840	(447)
Add: Principal collections on direct finance leases	19,950	10,950	9,000
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	21,335	40,014	(18,679)
Less: Equity in losses (earnings) of unconsolidated entities	6,956	(6,093)	13,049
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$48,117	$59,102	$(10,985)
________________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the years ended December 31, 2015 and 2014: (i) net income (loss) of $(7,165) and $5,876, (ii) interest expense of $1,778 and $2,561, (iii) depreciation and amortization expense of $1,866 and $1,232, (iv) principal collections of finance leases of $14,348 and $30,345, and (v) asset impairment charges of $10,508 and $0, respectively.
Revenues
Total revenues in the Shipping Containers segment decreased by $1,214 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 principally driven by lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses in the Shipping Containers segment decreased by $354 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to a decrease in interest expense of $447 in the year ended December 31, 2015 due to lower principal balances on the term loans. This decrease was offset by increased expense of $93 related to management fees.

Other Income
Total other income in the Shipping Containers segment decreased $13,037 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by lower equity in earnings of unconsolidated entities from our shipping container joint venture by $13,049 due to an asset impairment recognized by the shipping container joint venture.
Adjusted Net Income
Adjusted Net Income decreased $3,462 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net (loss) income attributable to shareholders noted above of $13,670, the decrease was primarily impacted by lower equity in earnings of unconsolidated entities, a lower pro-rata share of Adjusted Net Income from unconsolidated entities, and a higher tax benefit for income taxes.
Adjusted EBITDA
Adjusted EBITDA decreased $10,985 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to changes in Net (loss) income attributable to shareholders noted above of $13,670, primarily due to a lower pro-rata share of Adjusted EBITDA from unconsolidated entities driven by an asset impairment charge recognized by a shipping container joint venture, offset by higher principal collections on direct finance leases and lower equity in earnings of unconsolidated entities.
Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Jefferson Terminal segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$4,620	$1,325	$3,295
Terminal services revenues	13,655	2,652	11,003
Total revenues	18,275	3,977	14,298

Expenses
Operating expenses	33,154	9,095	24,059
Acquisition and transaction expenses	—	5,494	(5,494)
Depreciation and amortization	13,897	2,763	11,134
Interest expense	12,546	1,552	10,994
Total expenses	59,597	18,904	40,693

Other income (expense)
Loss on sale of equipment, net	(199)	—	(199)
Interest income	85	—	85
Other income, net	40	46	(6)
Total other income (expense)	(74)	46	(120)
Loss before income taxes	(41,396)	(14,881)	(26,515)
Provision for income taxes	41	284	(243)
Net loss	(41,437)	(15,165)	(26,272)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(17,376)	(5,566)	(11,810)
Net loss attributable to shareholders	$(24,061)	$(9,599)	$(14,462)
Add: Provision for income taxes	41	284	(243)
Add: Equity-based compensation expense	3,432	1,137	2,295
Add: Acquisition and transaction expenses	—	5,494	(5,494)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(280)	—	(280)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Loss (1)	(1,285)	(525)	(760)
Adjusted Net Loss	$(22,153)	$(3,209)	$(18,944)
________________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of the following for the years ended December 31, 2015 and 2014: (i) equity-based compensation of $1,339 and $454, (ii) provision for income tax of $16 and $71, and (iii) cash tax payments of $(70) and $0, respectively.

The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Jefferson Terminal segment :

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net loss attributable to shareholders	$(24,061)	$(9,599)	$(14,462)
Add: Provision for income taxes	41	284	(243)
Add: Equity-based compensation expense	3,432	1,137	2,295
Add: Acquisition and transaction expenses	—	5,494	(5,494)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—		—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	13,897	2,763	11,134
Add: Interest expense	12,546	1,552	10,994
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(11,562)	(2,251)	(9,311)
Adjusted EBITDA	$(5,707)	$(620)	$(5,087)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2015 and 2014: (i) equity-based compensation of $1,339 and $454, (ii) provision for income taxes of $16 and $71, (iii) interest expense of $4,783 and $621, and (iv) depreciation and amortization expense of $5,424 and $1,105, respectively.
Revenues
Total revenue in the Jefferson Terminal segment increased by $14,298 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to increases in both lease income and terminal service revenue. Lease income is derived from the leasing of rail cars that were purchased in 2014. Lease income increased by $3,295 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, as lease contracts were entered into starting August 2014. Terminal services revenue increased by $11,003 in the year ended December 31, 2015, as the acquisition of Jefferson Terminal occurred on August 27, 2014 and 2015 reflected a full year of operations.
Expenses
Total expenses in the Jefferson Terminal segment increased by $40,693 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Expenses primarily increased due to higher (i) operating expenses of $24,059, a full year impact in 2015 as compared to 4 months in 2014, incurred in connection with terminal operations, including $2,295 of equity-based compensation expense, (ii) amortization expense related to acquired customer relationships of $2,358 (iii) depreciation expense of $8,776 related to tank railcars and property, plant and equipment placed into service in 2015 and (iv) interest expense of $10,994 related to term debt used to finance the purchase of Jefferson Terminal, as well as amounts outstanding on previously issued municipal bonds, in the year ended December 31, 2015 as compared to the year ended December 31, 2014. These increases were offset by $5,494 of acquisition and transaction expenses costs in the year ended 2014 related to the closing of the Jefferson Terminal acquisition that did not recur in 2015.
Net Loss
Net loss attributable to shareholders increased $14,462 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes discussed above, Net loss attributable to shareholders was also affected by net loss attributable to non-controlling interest in consolidated subsidiaries, which increased $11,810 in the year ended December 31, 2015.

Adjusted Net Loss
Adjusted Net Loss increased by $18,944 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, 2015 was impacted by less acquisition and transaction expenses of $5,494 which occurred in 2014 for the acquisition of Jefferson Terminal. Adjusted Net Loss was also affected by higher non-controlling share of Adjusted Net Loss of $760 offset by higher equity-based compensation expense of $2,295 in the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Adjusted EBITDA
Adjusted EBITDA decreased by $5,087 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In the year ended December 31, 2015, in addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by (i) higher adjustment for the non-controlling share of Adjusted EBITDA of $9,311, comprised of higher equity-based compensation expense of $885, interest expense of $4,162, and depreciation and amortization expense of $4,319 and (ii) lower acquisition and transaction expenses of $5,494, in the year ended December 31, 2015 as compared to the year ended December 31, 2014. These adjustments were offset by higher (i) depreciation and amortization expense of $11,134 related to acquired customer relationships, tank railcars and property, plant and equipment, (ii) interest expense of $10,994 and (iii) equity-based compensation expense of $2,295, in the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Railroad Segment
The following table presents our results of operations and reconciliation of Net loss attributable to shareholders to Adjusted Net Loss in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Railroad segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$25,550	$9,969	$15,581
Total revenues	25,550	9,969	15,581

Expenses
Operating expenses	27,819	15,104	12,715
Acquisition and transaction expenses	—	5,646	(5,646)
Depreciation and amortization	1,895	989	906
Interest expense	578	187	391
Total expenses	30,292	21,926	8,366

Other income
Gain on sale of equipment, net	565	—	565
Total other income	565	—	565
Loss before income taxes	(4,177)	(11,957)	7,780
Provision for income taxes	—	—	—
Net loss	(4,177)	(11,957)	7,780
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(121)	—	(121)
Net loss attributable to shareholders	$(4,056)	$(11,957)	$7,901
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	1,206	128	1,078
Add: Acquisition and transaction expenses	—	5,646	(5,646)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Loss (1)	(48)	—	(48)
Adjusted Net Loss	$(2,898)	$(6,183)	$3,285
______________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of equity-based compensation of $48 and $0 for the years ended December 31, 2015 and 2014, respectively.
The following table sets forth a reconciliation of Net loss attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Railroad segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net loss attributable to shareholders	$(4,056)	$(11,957)	$7,901
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	1,206	128	1,078
Add: Acquisition and transaction expenses	—	5,646	(5,646)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,895	989	906
Add: Interest expense	578	187	391
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(147)	—	(147)
Adjusted EBITDA	$(524)	$(5,007)	$4,483
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2015 and 2014: (i) equity-based compensation of $48 and $0, (ii) interest expense of $23 and $0, and (iii) depreciation and amortization expense of $76 and $0, respectively.
Revenues

Total Railroad segment revenues increased by $15,581 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The acquisition of CMQR was finalized by June 30, 2014 and therefore impacts the comparability of the year ended December 31, 2015 to the same period in 2014. Revenues increased in 2015 due to a combination of increase ancillary rail fees, new customers, and increased rates throughout 2015.
Expenses
Total expenses in the Railroad segment increased $8,366 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to a full year of operations being recognized in 2015.
Expenses were comprised of (i) operating expenses of $27,819 incurred in connection with railroad operations, (ii) depreciation expense of $1,848 related to property, plant, and equipment, (iii) amortization expense of $47 related to acquired customer relationships, and (iv) interest expense of $578 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad, in the year ended December 31, 2015.
Net Loss
Net loss attributable to shareholders decreased $7,901 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes discussed above, the decrease was also due to a net loss attributable to non-controlling interest in consolidated subsidiaries of $121 for the year ended December 31, 2015.
Adjusted Net Loss
Adjusted Net Loss decreased $3,285 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, Adjusted Net Loss was impacted by increased equity-based compensation expense of $1,078 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, and the absence of acquisition and transaction expenses of $5,646 incurred in the year ended December 31, 2014, in connection with the acquisition of CMQR.
Adjusted EBITDA
Adjusted EBITDA increased $4,483 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, Adjusted EBITDA was also impacted by higher (i) equity-based compensation expense of $1,078, (ii) depreciation and amortization expense of $906, and (iii) interest expense of $391, offset by increased non-controlling share of Adjusted EBITDA of $(147), and the absence of acquisition and transaction expenses, in the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Corporate
The following table presents our results of operations and reconciliation of Net Loss attributable to shareholders to Adjusted Net Loss in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for our Corporate operations:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Expenses
General and administrative	7,568	2,007	5,561
Acquisition and transaction expenses	5,683	310	5,373
Management fees and incentive allocation to affiliate	15,018	5,463	9,555
Interest expense	—	45	(45)
Total expenses	28,269	7,825	20,444
Loss before income taxes	(28,269)	(7,825)	(20,444)
Provision for income taxes	4	—	4
Net loss	(28,273)	(7,825)	(20,448)
Less: Loss attributable to non-controlling interest in consolidated subsidiaries	(5)	—	(5)
Net loss attributable to shareholders	$(28,268)	$(7,825)	$(20,443)
Add: Provision for income taxes	4	—	4
Add: Equity-based compensation expense	24	—	24
Add: Acquisition and transaction expenses	5,683	310	5,373
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	(1)	1
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Loss	—	—	—
Adjusted Net Loss	$(22,557)	$(7,516)	$(15,041)

The following table sets forth a reconciliation of Net Loss attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for Corporate:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net loss attributable to shareholders	$(28,268)	$(7,825)	$(20,443)
Add: Provision for income taxes	4	—	4
Add: Equity-based compensation expense	24	—	24
Add: Acquisition and transaction expenses	5,683	310	5,373
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	45	(45)
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(22,557)	$(7,470)	$(15,087)
Expenses
In Corporate, total expenses increased by $20,444 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. This was mainly due to higher (i) management fees of $9,555 attributable to an increase in the weighted average capital contributed prior to the IPO as well as capital raised during the Company’s IPO, (ii) general and administrative expenses of $5,561, which include reimbursements to our manager, and (iii) acquisition and transaction expenses for additional investment activities of $5,373 in the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Adjusted Net Loss
Adjusted Net Loss was increased $15,041 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, Adjusted Net Loss was primarily impacted by higher acquisition and transaction expenses of $5,373 incurred for potential acquisition opportunities in the year ended December 31, 2015.
Adjusted EBITDA
Adjusted EBITDA decreased $15,087 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, the decrease was primarily impacted by higher acquisition and transaction expenses of $5,373 incurred for potential acquisition opportunities in the year ended December 31, 2015.
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following table presents our consolidated results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2014 as compared to the year ended December 31, 2013:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$27,681	$9,284	$18,397
Maintenance revenue	5,964	2,242	3,722

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Finance lease income	10,013	7,781	2,232
Other revenue	326	223	103
Total equipment leasing revenues	43,984	19,530	24,454
Infrastructure revenues
Lease income	1,325	—	1,325
Rail revenues	9,969	—	9,969
Terminal services revenues	2,652	—	2,652
Total infrastructure revenues	13,946	—	13,946
Total revenues	57,930	19,530	38,400

Expenses
Operating expenses	27,223	3,157	24,066
General and administrative	2,007	805	1,202
Acquisition and transaction expenses	11,450	260	11,190
Management fees and incentive allocation to affiliate	5,463	2,211	3,252
Depreciation and amortization	15,998	3,909	12,089
Interest expense	5,872	2,816	3,056
Total expenses	68,013	13,158	54,855

Other income
Equity in earnings of unconsolidated entities	6,093	10,325	(4,232)
Gain on sale of equipment, net	7,576	2,415	5,161
Gain on sale of unconsolidated entity	—	6,144	(6,144)
Interest income	186	23	163
Other income	20	—	20
Total other income	13,875	18,907	(5,032)
Income before income taxes	3,792	25,279	(21,487)
Provision for income taxes	874	—	874
Net income	2,918	25,279	(22,361)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(4,862)	458	(5,320)
Net income attributable to shareholders	$7,780	$24,821	$(17,041)
Add: Provision for income taxes	874	—	874
Add: Equity-based compensation expense	1,265	—	1,265
Add: Acquisition and transaction expenses	11,450	260	11,190
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	25	—	25
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	6,155	10,325	(4,170)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(274)	—	(274)
Less: Equity in earnings of unconsolidated entities	(6,093)	(10,325)	4,232
Less: Non-controlling share of Adjusted Net Income (2)	(525)	—	(525)
Adjusted Net Income	$20,657	$25,081	$(4,424)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above. Included in the year ended December 31, 2014 is $62 of loss on extinguishing of debt.

(2) Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $454 and provision for income taxes of $71 for the year ended December 31, 2014.
The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2014 as compared to the year ended December 31, 2013:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Net income attributable to shareholders	$7,780	$24,821	$(17,041)
Add: Provision for income taxes	874	—	874
Add: Equity-based compensation expense	1,265	—	1,265
Add: Acquisition and transaction expenses	11,450	260	11,190
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	25	—	25
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	18,692	3,909	14,783
Add: Interest expense	5,872	2,816	3,056
Add: Principal collections on direct finance leases	11,931	8,263	3,668
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (3)	40,014	40,898	(884)
Less: Equity in earnings of unconsolidated entities	(6,093)	(10,325)	4,232
Less: Non-controlling share of Adjusted EBITDA (4)	(2,497)	(245)	(2,252)
Adjusted EBITDA	$89,313	$70,397	$18,916
________________________________________________________
(3) Pro-rata share of Adjusted EBITDA from unconsolidated entities primarily includes the Company’s proportionate share of the following items for the years ended December 31, 2014 and 2013: (i) interest expense of $2,561 and $4,199, respectively, (ii) depreciation and amortization expense of $1,232 and $2,189, respectively, and (iii) principal collections of finance leases of $30,345 and $24,428.
(4) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2014 and 2013: (i) equity based compensation of $454 and $0, respectively, (ii) provision for income taxes of $71 and $0, respectively, (iii) interest expense of $642 and $104, respectively, and (iv) depreciation and amortization expense of $1,330 and $141, respectively.
During the year ended December 31, 2014, the Company continued to make additional asset acquisitions in the Aviation Leasing, Offshore Energy and Shipping Containers segments. During 2014, the Company also added two new reportable segments within the Infrastructure Business: Jefferson Terminal and Railroad.
Revenues
Total revenue increased by $38,400 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to increases in both the equipment leasing and newly acquired infrastructure business units. The equipment leasing business increases for both lease and maintenance revenue resulted from the acquisition and lease of additional aircrafts and engines and their corresponding maintenance revenue during the year ended December 31, 2014 and an offshore vessel placed into service during September 2014. Finance revenues benefited from the full year impact of a new portfolio of shipping containers acquired in August 2013 and an anchor handling tug support vessel acquired and leased in November 2013. Infrastructure business increases were solely the result of two business acquisitions in 2014.
Expenses
Total expenses increased by $54,855 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily resulting from increases in operating expenses of $24,066, acquisition and transaction expenses of $11,190 and depreciation and amortization expenses of $12,089. Operating expenses and acquisition and transaction expenses increased primarily due to the acquisition of the operations of Jefferson Terminal and CMQR, which closed in their entirety during June and August 2014. Depreciation and amortization increased due to additional assets acquired in the Aviation Leasing and Offshore Energy segments during the year ended December 31, 2014, as well as the acquisition of Jefferson Terminal and CMQR related assets.

Other Income
Total other income decreased by $5,032 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to lower gain on sale of unconsolidated entity and equity in earnings of unconsolidated entities, both related to the November 2013 disposal of our equity interest in PJW 3000 LLC. This was offset by an increase in gain on sale of equipment of $5,161 due to asset sales within the Aviation Leasing segment during the year ended December 31, 2014.
Adjusted Net Income
Adjusted Net Income decreased $4,424 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the decreases to net income attributable to shareholders discussed above of $17,041, offset primarily by significantly higher acquisition and transaction expenses of $11,190 and equity based compensation expense of $1,265 recorded during the year ended December 31, 2014.
Adjusted EBITDA
Adjusted EBITDA increased $18,916 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 as the decrease in net income discussed above of $17,041 was offset primarily by increased (i) depreciation and amortization expense, (ii) acquisition and transaction expenses, (iii) principal collections on direct finance leases, and (iv) interest expense. These increases primarily resulted from the investment and deployment of assets across all segments including the purchase of Jefferson Terminal and CMQR and associated debt related to these operations.
Additional discussion of the Company’s results of operations in the year ended December 31, 2014 as compared to the year ended December 31, 2013 by segment is as follows:
Aviation Leasing Segment
In our Aviation Leasing segment, we owned and managed 40 aviation assets, including 13 commercial passenger aircraft and 27 commercial jet engines.
As of December 31, 2014, all of our commercial aircraft, and 13 of our commercial jet engines were leased to operators or other third parties. Aviation assets currently off lease were either undergoing repair and/or maintenance, or were currently held in short term storage awaiting a future lease. Our aviation equipment was approximately 87% utilized as of December 31, 2014, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our leasing equipment. Our aircraft assets currently had a weighted average remaining lease term of 34 months, and our engine assets on-lease had an average remaining lease term of 7 months. The chart below details the activity of our Aviation Leasing assets during 2014:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2014	—	1	1
Purchases	2	12	14
Sales	—	(2)	(2)
Assets at December 31, 2014	2	11	13

Jet Engines
Assets at January 1, 2014	10	13	23
Purchases	7	2	9
Sales	(5)	—	(5)
Assets at December 31, 2014	12	15	27

The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for the Aviation Leasing segment:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$14,991	$4,282	$10,709
Maintenance revenue	5,964	2,242	3,722
Other revenue	3	121	(118)
Total revenues	20,958	6,645	14,313

Expenses
Operating expenses	1,713	2,191	(478)
Depreciation and amortization	9,445	2,972	6,473
Total expenses	11,158	5,163	5,995

Other income
Gain on sale of equipment, net	7,576	2,415	5,161
Interest income	26	23	3
Total other income	7,602	2,438	5,164
Income before income taxes	17,402	3,920	13,482
Provision for income taxes	490	—	490
Net Income attributable to shareholders	$16,912	$3,920	$12,992
Add: Provision for income taxes	490	—	490
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(266)	—	(266)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$17,136	$3,920	$13,216

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for the Aviation Leasing segment:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Net Income attributable to shareholders	$16,912	$3,920	$12,992
Add: Provision for income taxes	490	—	490
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	12,139	2,972	9,167
Add: Interest expense	—	—	—
Add: Principal collections on direct finance leases	689	152	537
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$30,230	$7,044	$23,186
Revenues
Total revenue in the Aviation Leasing segment increased by $14,313 in the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily driven by higher lease income and maintenance revenue. Lease income increased in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to higher aircraft lease income of $8,401 driven by the purchase of 14 on lease aircraft in the year ended December 31, 2014. Engine lease income increased by $2,300 primarily driven by an increase in the number of engines generating revenue, from 13 in 2013 to 22 in 2014. Corresponding maintenance revenue increased due to an increase in the number of aircraft and engines on lease during the year ended December 31, 2014.
Expenses
Total expenses in the Aviation Leasing segment increased by $5,995 in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase resulted from increases in depreciation and amortization, slightly offset by lower operating expenses. Depreciation and amortization increased in the year ended December 31, 2014 due to the additional aircraft and engines owned and on lease in the year ended December 31, 2014. The decrease in operating expenses is primarily the result of lower repairs and maintenance expense of $547 in the year ended December 31, 2014, offset by additional insurance expense of $228 primarily related to additional aircraft and aircraft engines owned and on lease in the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Other Income
Total other income in the Aviation Leasing segment increased $5,164 in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was due to both gains on sale of leasing equipment of $7,576 in the year ended December 31, 2014 of two aircraft and five aircraft engines, as compared to similar gains of $2,415 of five aircraft engines and one aircraft airframe in the year ended December 31, 2013.
Adjusted Net Income
Adjusted Net Income increased by $13,216 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the changes in Net Income attributable to shareholders noted above of $12,992, as well as an increased provision for taxes offset by cash tax payments.
Adjusted EBITDA
Adjusted EBITDA increased $23,186 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the changes in Net Income attributable to shareholders noted above of $12,992, as well as increased depreciation and amortization expense and principal collections on finance leases. The increase in depreciation and amortization expense resulted from the additional aircraft and engines owned and on lease in the year ended December 31, 2014.
Offshore Energy Segment
In our Offshore Energy segment, we owned one anchor handling tug supply (“AHTS”) vessel, one construction support vessel and one remotely operated vehicle (“ROV”) support vessel. In addition we contracted with a Norwegian shipyard to build a new inspection, maintenance, and repair (“IMR”) vessel. The chart below describes the assets in our Offshore Energy segment as of December 31, 2014:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	July 2015 (firm period)	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	April 2019	85%
IMR Vessel	Estimated 2015	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	December 2023	50%
The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for the Offshore Energy segment:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$12,690	$5,002	$7,688
Finance lease income	1,716	262	1,454
Other revenue	224	—	224
Total revenues	14,630	5,264	9,366

Expenses
Operating expenses	1,054	450	604
Depreciation and amortization	2,801	937	1,864
Interest expense	1,248	104	1,144
Total expenses	5,103	1,491	3,612

Other income
Equity in earnings of unconsolidated entities	—	2,700	(2,700)
Gain on sale of unconsolidated entity	—	6,144	(6,144)
Interest income	160	—	160
Total other income	160	8,844	(8,684)
Income before income taxes	9,687	12,617	(2,930)
Provision for income taxes	—	—	—

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Net Income	9,687	12,617	(2,930)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	704	458	246
Net Income attributable to shareholders	$8,983	$12,159	$(3,176)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	—	2,700	(2,700)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(7)	—	(7)
Less: Equity in earnings of unconsolidated entities	—	(2,700)	2,700
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$8,976	$12,159	$(3,183)
__________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.

The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for the Offshore Energy segment:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Net Income attributable to shareholders	$8,983	$12,159	$(3,176)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,801	937	1,864
Add: Interest expense	1,248	104	1,144
Add: Principal collections on direct finance leases	292	44	248
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	—	4,474	(4,474)
Less: Equity in earnings of unconsolidated entities	—	(2,700)	2,700
Less: Non-controlling share of Adjusted EBITDA (3)	(246)	(245)	(1)
Adjusted EBITDA	$13,078	$14,773	$(1,695)
________________________________________________________
(2) Pro-rata share of Adjusted EBITDA from unconsolidated entities primarily includes the Company’s proportionate share of the following items for the years ended December 31, 2014 and 2013: (i) interest expense of $0 and $703, respectively, and (ii) depreciation and amortization expense of $0 and $957, respectively.
(3) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2014 and 2013: (i) depreciation expense of $225 and $141, respectively, (ii) and interest expense of $21 and $104, respectively.

Revenues
Total revenue in the Offshore Energy segment increased by $9,366 in the year ended December 31, 2014 as compared to the year ended December 31, 2013, driven primarily by both higher lease income and finance lease income. Lease income increased in the year ended December 31, 2014 due to a new offshore construction vessel acquired in September 2014, and the full year effect of a remotely operated vehicle support vessel in 2014 as compared to 8.5 months of rent earned in 2013. Finance lease income increased primarily related to a full year of income in the year ended December 31, 2014 with respect to an anchor handling tug support vessel acquired in November 2013 and subsequently subject to a direct finance lease.
Expenses
Total expenses in the Offshore Energy segment increased by $3,612 in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase resulted from increased interest expense and depreciation and amortization as well as higher operating expenses in the year ended December 31, 2014. Depreciation and amortization increased primarily due to a new offshore construction vessel placed into service in September 2014, and the full year impact of our remotely operated vehicle support vessel, compared to 8.5 months of depreciation in 2013. Interest expense increased primarily due to an additional borrowing in the year ended December 31, 2014 associated with acquiring the offshore construction vessel in September 2014.The increase in operating expenses is primarily a result of (i) higher professional fees of $523, (ii) additional insurance expense of $190, and (iii) an increase in other operating expenses of $211, offset by (iv) lower organizational costs of $320.
Other Income
Total other income in the Offshore Energy segment decreased by $8,684 in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease resulted from a $2,700 decrease in equity in earnings of unconsolidated entities and a $6,144 decrease in gain on sale of unconsolidated entity, both related to the disposal of an equity interest in PJW 3000 LLC, an offshore energy joint venture, in November 2013.
Adjusted Net Income
Adjusted Net Income was $8,976 in the year ended December 31, 2014, decreasing by $(3,183) as compared to the year ended December 31, 2013. This decrease was due to the changes noted above.
Adjusted EBITDA
Adjusted EBITDA decreased $1,695 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the changes in Net Income attributable to shareholders of $3,176, as well as higher (i) depreciation and amortization expense related to assets owned for the full year of 2014 as compared to a partial year in 2013, (ii) interest expense related to an additional borrowing in the year ended December 31, 2014, and (iii) higher principal collections on direct finance leases. These amounts were offset by a decrease in the pro-rata share of the Adjusted EBITDA from unconsolidated entities, related to the disposal of an equity interest in PJW 3000 LLC, an offshore energy joint venture, in November 2013.
Shipping Containers Segment
In our Shipping Containers segment, we owned, either directly or through a joint venture, interests in approximately 152,000 maritime shipping containers and related equipment through three separate portfolios. Substantially all of these shipping containers were leased to operators or other third parties and, as of December 31, 2014, were 70% levered. The weighted average remaining lease term for these assets was 2.3 years. The chart below describes the assets in our Shipping Containers segment as of December 31, 2014:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 105,000	20’ Dry 20' Reefer 20' Specials 40' Dry 40' HC Dry 40' HC Reefer 40' Specials 45' Dry	~8 years	Direct Finance Lease/Operating Lease	8 Customers	51%
Portfolio #2 40,000	20’ Dry 40’ Dry 40’ HC Dry	~10 years	Direct Finance Lease	1 Customer	100%
Portfolio #3 7,000	45’ Dry 45’ Reefer 40’ Reefer 53’ Dry 23' Chassis 40’ Chassis 53’ Chassis	~10 Years	Direct Finance Lease	1 Customers	100%
The following table presents our results of operations and reconciliation of Net Income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for the Shipping Containers segment:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$8,297	$7,519	$778
Other revenue	99	102	(3)
Total revenues	8,396	7,621	775

Expenses
Operating expenses	257	516	(259)
Interest expense	2,840	2,699	141
Total expenses	3,097	3,215	(118)

Other income (expense)
Equity in earnings of unconsolidated entities	6,093	7,625	(1,532)
Other expense, net	(26)	—	(26)
Total other income	6,067	7,625	(1,558)
Income before income taxes	11,366	12,031	(665)
Provision for income taxes	100	—	100
Net Income attributable to shareholders	$11,266	$12,031	$(765)
Add: Provision for income taxes	100	—	100
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	25	—	25
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	6,155	7,625	(1,470)

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	(6,093)	(7,625)	1,532
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$11,453	$12,031	$(578)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above. Included in the year ended December 31, 2014 is $62 of loss on extinguishment of debt.
The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for the Shipping Containers segment:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Net Income attributable to shareholders	$11,266	$12,031	$(765)
Add: Provision for income taxes	100	—	100
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	25	—	25
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	2,840	2,699	141
Add: Principal collections on direct finance leases	10,950	8,067	2,883
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	40,014	36,424	3,590
Less: Equity in earnings of unconsolidated entities	(6,093)	(7,625)	1,532
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$59,102	$51,596	$7,506
_______________________________________________________
(2) Pro-rata share of Adjusted EBITDA from unconsolidated entities primarily includes the Company’s proportionate share of the following items for the years ended December 31, 2014 and 2013: (i) interest expense of $2,561 and $3,496, respectively, (ii) depreciation and amortization expense of $1,232 and $1,232, respectively, and (iii) principal collections of finance leases of $30,345 and $24,428, respectively.
Revenues
Total revenue in the Shipping Containers segment increased in the year ended December 31, 2014 as compared to the year ended December 31, 2013, principally driven by higher finance lease income. Finance lease income increased by $1,417 due to income earned from a new portfolio of shipping containers acquired in August 2013, offset by lower finance income of $639 as a result of the amortization of the underlying principal balances for a legacy portfolio of shipping containers.
Expenses
Total expenses in the Shipping Containers segment decreased in the year ended December 31, 2014 as compared to the year ended December 31, 2013, driven by a decrease in operating expenses offset by an increase in interest expense. The decrease in operating expenses is principally the result of lower professional fees offset by higher insurance expense. Interest expense increased in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily related to a full year of interest expense on a term loan used to finance the acquisition of a portfolio of shipping containers purchased in August 2013.

Other Income
Total other income in the Shipping Containers segment decreased in the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was driven by decreased equity in earnings of unconsolidated entities of $1,532 related to a shipping container joint venture.
Adjusted Net Income
Adjusted Net Income decreased $578 in the year ended December 31, 2014 as compared to the year ended December 31, 2013, due to the changes in Net Income attributable to shareholders noted above of $765, as well as a loss on the extinguishment of a capital lease obligation, and the decrease in fair value of a non-hedge derivative instrument.
Adjusted EBITDA
Adjusted EBITDA increased $7,506 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the changes in Net Income attributable to shareholders noted above of $765, as well as a higher pro-rata share of Adjusted EBITDA from unconsolidated entities related to a shipping container joint venture and additional principal collections on direct finance leases.
Jefferson Terminal Segment
Jefferson Terminal is a new reportable segment for the Company in 2014. The following table presents our results of operations and reconciliation of Net Loss attributable to shareholders to Adjusted Net Loss in the year ended December 31, 2014 for the Jefferson Terminal segment:

Year Ended December 31,
2014
(in thousands)
Revenues
Infrastructure revenues
Lease income	$1,325
Terminal services revenues	2,652
Total revenues	3,977

Expenses
Operating expenses	9,095
Acquisition and transaction expenses	5,494
Depreciation and amortization	2,763
Interest expense	1,552
Total expenses	18,904

Other income
Interest income	—
Other income, net	46
Total other income	46
Loss before income taxes	(14,881)
Provision for income taxes	284
Net loss	(15,165)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(5,566)
Net loss attributable to shareholders	$(9,599)
Add: Provision for income taxes	284
Add: Equity-based compensation expense	1,137
Add: Acquisition and transaction expenses	5,494
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—
Add: Changes in fair value of non-hedge derivative instruments	—

Year Ended December 31,
2014
(in thousands)
Add: Asset impairment charges	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—
Add: Incentive allocations	—
Less: Cash payments for income taxes	—
Less: Equity in earnings of unconsolidated entities	—
Less: Non-controlling share of Adjusted Net Loss (1)	(525)
Adjusted Net Loss	$(3,209)
_____________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of equity-based compensation of $454 and income tax provision of $71 for the year ended December 31, 2014.

The following table sets forth a reconciliation of Net Loss attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2014 for the Jefferson Terminal segment:

Year Ended December 31,
2014
(in thousands)
Net loss attributable to shareholders	$(9,599)
Add: Provision for income taxes	284
Add: Equity-based compensation expense	1,137
Add: Acquisition and transaction expenses	5,494
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—
Add: Changes in fair value of non-hedge derivative instruments	—
Add: Asset impairment charges
Add: Incentive allocations	—
Add: Depreciation and amortization expense	2,763
Add: Interest expense	1,552
Add: Principal collections on direct finance leases	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—
Less: Equity in earnings of unconsolidated entities	—
Less: Non-controlling share of Adjusted EBITDA (2)	(2,251)
Adjusted EBITDA	$(620)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2014: (i) equity-based compensation of $454, (ii) provision for income taxes of $71, (iii) interest expense of $621, (iv) depreciation and amortization expense of $1,105.
Revenues
Total revenue in the year ended December 31, 2014 relates to revenue generated from Jefferson Terminal. Revenue was comprised of $2,652 in terminal services revenue and $1,325 in lease income from tank railcars purchased and subsequently leased in 2014.
Expenses
Total expenses in the year ended December 31, 2014 were comprised of (i) operating expenses of $9,095 incurred in connection with terminal operations and construction management, including $1,137 of equity-based compensation expense (ii) acquisition and transaction costs of $5,494 incurred in connection with the due diligence and consummation of the purchase of Jefferson Terminal, (iii) amortization expense related to acquired customer relationships of $1,180 (iv) depreciation expense of $1,583 related to tank railcars and property, plant and equipment placed into service during 2014, and (v) interest expense of $1,552 related to term debt used to finance the purchase of Jefferson Terminal, as well as amounts outstanding on previously issued municipal bonds.
Adjusted Net Loss
Adjusted Net Loss was $3,209 in the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, this was impacted by equity-based compensation expense and acquisition and transaction expenses incurred in connection with the due diligence and consummation of the purchase of Jefferson Terminal.
Adjusted EBITDA
Adjusted EBITDA was $(620) in the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, this was impacted by acquisition and transaction expenses incurred in connection with the due diligence and consummation of the purchase of Jefferson Terminal and depreciation and amortization expense related to acquired customer relationships, tank railcars and property, plant and equipment placed into service during the year ended December 31, 2014.

Railroad Segment
Railroad is a new reportable segment for the Company in 2014. The following table presents our results of operations and reconciliation of Net Loss attributable to shareholders to Adjusted Net Loss in the year ended December 31, 2014 for the Railroad segment:

Year Ended December 31,
2014
(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$9,969
Total revenues	9,969

Expenses
Operating expenses	15,104
Acquisition and transaction expenses	5,646
Depreciation and amortization	989
Interest expense	187
Total expenses	21,926

Other income
Gain on sale of equipment, net	—
Total other income	—
Loss before income taxes	(11,957)
Provision for income taxes	—
Net loss	(11,957)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—
Net loss attributable to shareholders	$(11,957)
Add: Provision for income taxes	—
Add: Equity-based compensation expense	128
Add: Acquisition and transaction expenses	5,646
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—
Add: Changes in fair value of non-hedge derivative instruments	—
Add: Asset impairment charges	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—
Add: Incentive allocations	—
Less: Cash payments for income taxes	—
Less: Equity in earnings of unconsolidated entities	—
Less: Non-controlling share of Adjusted Net Loss (1)	—
Adjusted Net Loss	$(6,183)
The following table sets forth a reconciliation of Net Loss attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2014 for the Railroad segment:

Year Ended December 31,
2014
(in thousands)
Net loss attributable to shareholders	$(11,957)
Add: Provision for income taxes	—
Add: Equity-based compensation expense	128
Add: Acquisition and transaction expenses	5,646
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—
Add: Changes in fair value of non-hedge derivative instruments	—
Add: Asset impairment charges	—
Add: Incentive allocations	—
Add: Depreciation and amortization expense	989
Add: Interest expense	187
Add: Principal collections on direct finance leases	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—
Less: Equity in earnings of unconsolidated entities	—
Less: Non-controlling share of Adjusted EBITDA (1)	—
Adjusted EBITDA	$(5,007)
Revenues
Total revenue in the year ended December 31, 2014 relates to revenue generated from CMQR since its acquisition during the second quarter of 2014. Revenue was primarily driven by $8,172 in freight rail revenue and $1,620 in switching & miscellaneous rail revenue.
Expenses
Total expenses in the year ended December 31, 2014 were mainly comprised of (i) operating expenses of $15,104 incurred in connection with railroad operations, (ii) acquisition and transaction costs of $5,646 incurred in connection with the due diligence and consummation of the purchase of CMQR, (iii) depreciation expense of $962 related to property, plant, and equipment placed into service in the year ended December 31, 2014, and (iv) interest expense of $187 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad.
Adjusted Net Loss
Adjusted Net Loss was $6,183 in the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, this was impacted by acquisition and transaction expenses incurred in connection with the due diligence and consummation of the purchase of CMQR.
Adjusted EBITDA
Adjusted EBITDA was $(5,007) in the year ended December 31, 2014. In addition to the changes in Net loss attributable to shareholders noted above, this was impacted by acquisition and transaction expenses incurred in connection with the due diligence and consummation of the purchase of CMQR, and depreciation and amortization expense related to property, plant, and equipment placed into service in the year ended December 31, 2014.

Corporate
The following table presents our results of operations and reconciliation of Net Loss attributable to shareholders to Adjusted Net Loss in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for Corporate:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Expenses
General and administrative	2,007	805	1,202
Acquisition and transaction expenses	310	260	50
Management fees and incentive allocation to affiliate	5,463	2,211	3,252
Interest expense	45	13	32
Total expenses	7,825	3,289	4,536
Loss before income taxes	(7,825)	(3,289)	(4,536)
Provision for income taxes	—	—	—
Net loss	(7,825)	(3,289)	(4,536)
Less: Loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net loss attributable to shareholders	$(7,825)	$(3,289)	$(4,536)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	310	260	50
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(1)	—	(1)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Loss	—	—	—
Adjusted Net Loss	$(7,516)	$(3,029)	$(4,487)
The following table sets forth a reconciliation of Net Loss attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2014 as compared to the year ended December 31, 2013 for Corporate:

	Year Ended December 31,		Change
	2014	2013
(in thousands)
Net loss attributable to shareholders	$(7,825)	$(3,289)	$(4,536)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	310	260	50
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	45	13	32
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—

Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(7,470)	$(3,016)	$(4,454)
Expenses
Total expenses increased in the year ended December 31, 2014 compared to the year ended December 31, 2013 mainly due to an increase in management fees of $3,252 attributable to an increase in the weighted average contributed capital and higher professional fees of $1,202.
Adjusted Net Loss
Adjusted Net Loss increased by $4,487 in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the changes in Net loss attributable to shareholders noted above, partially offset by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the year ended December 31, 2014.
Adjusted EBITDA
Adjusted EBITDA decreased $4,454 in the year ended December 31, 2014 as compared to the year ended December 31, 2013, due to the changes in Net loss attributable to shareholders noted above, partially offset by higher acquisition and transaction expenses incurred for potential acquisition opportunities in the year ended December 31, 2014 and higher interest expense.
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
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At December 31, 2015 and December 31, 2014, accounts payable due to this vendor was $4,708 and $14,025, respectively.
Subsequent Events
On February 16, 2016, we terminated our lease arrangement related to our ROV Support Vessel and are currently pursuing a new lessee.
On March 1, 2016, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended December 31, 2015, payable on March 28, 2016 to the holders of record on March 18, 2016.
On March 7, 2016,  The Port of Beaumont Navigation District of Jefferson County, Texas (the “District”) issued $144.2 million Dock and Wharf Facility Revenue Bonds, Series 2016 (Jefferson Energy Companies Project).  Proceeds from the issuance of such bonds were used, in part, to reimburse Jefferson Gulf Coast Energy Holdings, LLC and its subsidiaries (collectively, “Jefferson Railport”) for certain costs related to the development, construction and acquisition of certain facilities for the transport, loading, unloading, and storage of petroleum products on behalf of the District.  On March 8, 2016, in connection with the issuance and sale of such bonds, Jefferson Railport prepaid all amounts outstanding under the Jefferson Terminal Credit Agreement and the Jefferson Terminal Credit Agreement was terminated.
On March 9, 2016, we consummated the sale of approximately 39,000 shipping containers that were subject to a direct finance lease with a major Asian shipping line.  After the payoff of debt securing the containers, we received net proceeds of approximately $25 million.

Liquidity and Capital Resources
Our principal uses of liquidity have been (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the years ended December 31, 2015, 2014, and 2013, cash used for the purpose of making investments was $278,433, $622,179, and $129,853 respectively.

•
In years ended December 31, 2015, 2014, and 2013, distributions to shareholders including cash dividends were $81,260, $75,999, and $39,631 respectively, and distributions to non-controlling interest were $321, $565, and $321 respectively.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been (i) revenues from our infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) borrowings, (iii) distributions received from unconsolidated investees, (iv) capital contributions from our shareholders (v) proceeds from asset sales and (vi) proceeds from the issuance of common shares.

•
During the years ended December 31, 2015, 2014, and 2013, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $53,969, $(16,296), and $20,993 respectively.

•
During the year ended December 31, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $23,761. During the year ended December 31, 2014, additional borrowings of $179,569 were obtained in connection with the Jefferson Terminal Facility of $100,000, the FTAI Pride Credit Agreement of $75,000, and the CMQR Credit Agreement of $10,000 and we made total principal repayments of $31,131. During the year ended 2013, additional borrowings of $24,774 were obtained in connection with a note payable to the non-controlling interest in one of our consolidated subsidiaries of $3,225 and a bank loan obtained in connection with our acquisition of an additional portfolio of shipping containers of $21,549 and we made total principal repayments of $7,377.

•
During the years ended December 31, 2015, 2014, and 2013, we received $3,937, $17,271, and $13,224 in cash distributions from our unconsolidated investees, respectively, of which $209, $8,207, and $8,713 was included in cash flows from operating activities, respectively.

•	During the years ended December 31, 2015, 2014, and 2013, proceeds from the sale of assets were $14,518, $37,074, and $30,434 respectively.

•
During the years ended December 31, 2015, 2014, and 2013, capital contributions from shareholders were $295,879, $490,747, and $94,819 respectively, and capital contributions from non-controlling interests were $37,826, $57,841, and $3,318 respectively.

•	During the year ended December 31, 2015, proceeds from the issuance of common stock were $351,059, net of issuance costs of $2,998.

The Company is currently evaluating over $2 billion of potential Infrastructure and Equipment Leasing transactions which could occur within the next 12 months. However, as of the date of this filing, none of the above referenced pipeline transactions or negotiations are definitive or included within the planned liquidity needs of the Company.

Historical Cash Flow
The following table compares the historical cash flow for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$23,528	$(31,551)	$11,913
Net cash used in investing activities	(239,921)	(571,416)	(87,765)
Net cash provided by financing activities	575,971	617,856	78,964
Comparison of the years ended December 31, 2015 and December 31, 2014
Net cash provided by operating activities was $23,528 in the year ended December 31, 2015 as compared to net cash used in operating activities of $31,551 in the year ended December 31, 2014, representing a $55,079 increase. Net loss was $28,631 in the year ended December 31, 2015, compared to income of $2,918 in the year ended December 31, 2014, a decrease of $31,549. The increase in net cash provided by operating activities was driven by non-cash adjustments to reconcile net income which include an increase of (i) $29,310 relating to depreciation and amortization primarily due to assets depreciated for a full year and significant assets placed into service during 2015, (ii) $4,322 of amortization of lease intangibles and incentives, (iii) $13,049 in equity in losses of unconsolidated entities, (iv) $4,157 attributable to the change in gain on sale of equipment, and (v) $3,397 of equity based compensation, offset by a decrease in operating distributions from an unconsolidated entity of $7,998 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was also driven by lower cash outflows related to accounts payable and accrued liabilities of $49,080 during the year ended December 31, 2015 as the year ended December 31, 2014 included significant cash outflows resulting from the Jefferson acquisition.
Net cash used in investing activities decreased $331,495 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Cash used in the acquisition of leasing equipment and related lease intangibles decreased by $240,017 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Additionally, cash was used to fund the acquisition of Jefferson Terminal of $47,811 and purchase CMQR of $11,308 in the year ended December 31, 2014, both of which did not occur in the year ending December 31, 2015. Additionally, in conjunction with Jefferson Terminal, the Company funded term loans and other receivables of $97,616 in the year ended December 31, 2014. The Company also received $20,292 in principal collections on financing leases in the year ended December 31, 2015, as compared to $11,931 in the year ended December 31, 2014. These decreases in cash used in investing activities were offset by higher cash flows used in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the acquisitions of property plant and equipment of $46,587 related to the continued expansion and development of Jefferson Terminal and CMQR, as well as the investment in note receivable of $14,869.
Net cash provided by financing activities was $575,971 and $617,856 in the years ended December 31, 2015 and 2014, respectively, representing a $41,885 decrease. Such decrease was attributable to (i) a decrease in capital contributions from shareholders, net of distributions to shareholders and cash dividends paid of $200,129, (ii) a decrease in proceeds from debt, net of repayment of debt of $171,999 and (iii) a decrease in capital contributions from non-controlling interests of $20,015 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. These decreases in cash inflows were offset by the issuance of common shares net of issuance costs paid of $351,059 in the year ended December 31, 2015.
Comparison of the years ended December 31, 2014 and December 31, 2013
Net cash used in operating activities was $31,551 in 2014 and cash provided by operating activities was $11,913 in 2013, representing a $43,464 decrease. Net income was $2,918 at December 31, 2014, compared to $25,279 at December 31, 2013, a decrease of $22,361. The decrease in net cash provided by operating activities was primarily due to an increase in cash used in accounts payable and accrued liabilities of $46,792 due to the expansion of our business specifically with the acquisitions of Jefferson and CMQR during 2014. Accounts receivable increased by $4,603 related to an increase in our customer base due to the purchase of equipment held for lease, and the acquisitions of the Jefferson Terminal and CMQR. Offsetting the decrease was an increase in non-cash adjustments to reconcile net income which include an increase of (i) $12,089 relating to depreciation and amortization, (ii) $2,694 of amortization of lease intangibles, (iii) $4,232 in equity in earnings of unconsolidated entities, (iv) $1,265 of equity based compensation and (v) $6,144 of gain on the sale of an unconsolidated entity in 2013. Offsetting these increases was a decrease in the gain on sale of equipment of $5,161 due to additional sales of equipment in 2014 as compared to 2013.
Net cash used in investing activities was $571,416 and $87,765 in 2014 and 2013, respectively, representing a $483,651 increase. The increased use in cash for investing was driven by the number of investments made in 2014 versus 2013 as we continue to execute our business plan. In 2014, acquisitions of leasing equipment, Jefferson Terminal, and CMQR resulted in cash outflows of $387,118, $47,811 and $11,308, respectively, as compared to cash outflows for 2013 acquisitions of leasing equipment of $88,045 and acquisition of finance leases of $41,808. In conjunction with Jefferson Terminal, the Company previously funded term loans and other receivables of $97,616 in 2014. Acquisitions of property plant and equipment increased cash outflows in 2014 by $49,441 due to the continued expansion and development of CMQR and Jefferson Terminal. Acquisition of lease intangibles resulted in cash outflows in 2014 of $20,435 as compared to $0 in 2013, due to the acquisition of aircraft with in place leases. The deposit paid for the purchase of the MT6015 vessel resulted in a cash outflow of $7,450 as compared to $0 in 2013, a result of the formation of a new joint venture in the Offshore Energy segment in 2014. During 2014, cash outflows further increased by the funding of an escrow account of $1,000 as part of the acquisition of equipment held for lease. In addition, the funding of restricted cash balances increased by $6,186 in 2014 as compared to 2013 in connection with the requirements of the Jefferson Terminal Credit Agreement. Cash inflows aggregating $58,069 were generated in 2014 compared to $43,208 in 2013, reflecting principal collections from direct finance leases, proceeds from the sale of assets and return of capital from unconsolidated entities.
Net cash provided by financing activities was $617,856 and $78,964 in 2014 and 2013, respectively, representing a $538,892 increase. Such increase was attributable to (i) an increase in capital contributions from members of $395,928, offset by an increase in capital distributions to members of $36,368, (ii) an increase in capital contributions of $54,523 attributable to non-controlling interests in 2014, offset by an increase in capital distributions to non-controlling interests of $244, (iii) an increase in proceeds from borrowings, net of repayments, of $131,041 and (iv) a decrease in cash received from the receipt of maintenance deposits net of releases of $519. These increases were offset by a decrease in cash received for security deposits net of returns of $902 and cash outflows relating to the payment of financing fees of $4,610.

Funds Available for Distribution (Non-GAAP)
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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$23,528	$(31,551)	$11,913
Add: Principal Collections on Finance Leases	20,292	11,931	8,263
Add: Proceeds from sale of assets	14,518	37,074	30,434
Add: Return of Capital Distributions from Unconsolidated Entities	3,728	9,064	4,511
Less: Required Payments on Debt Obligations	(23,761)	(31,131)	(7,377)
Less: Capital Distributions to Non-Controlling Interest	(321)	(565)	(321)
Exclude: Changes in Working Capital	10,104	50,440	7,229
Funds Available for Distribution (FAD)	$48,088	$45,262	$54,652
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
Container Loan #1
On December 27, 2012, a subsidiary of the company entered into a Credit Agreement (“Container Loan #1”) with a bank for an initial aggregate amount of approximately $56.0 million. Container Loan #1 requires monthly payments of interest and scheduled principal payments through its maturity. It can be prepaid without penalty after December 27, 2015. At December 31, 2015, the outstanding principal amount of the indebtedness under Container Loan #1 was approximately $34.8 million. Container Loan #1 is secured by the Company’s interest in the shipping containers and related finance leases. Borrowings under the loan bear interest at a rate selected by the Company of either (i) a LIBOR based rate plus a spread of 3.75% or (ii) a Base Rate equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%, plus a spread of 3.75%.
Container Loan #1 contains negative covenants which limit certain actions of the borrowers. Upon the occurrence and during the continuance of an event of default under Container Loan #1, principal, interest and any fees or other amounts owed under Container Loan #1 bear interest at a rate that is 2% per annum in excess of the interest rate otherwise payable with respect to such amounts. As of December 31, 2015, the Company was in compliance with all of the covenants under this agreement.
Container Loan #2
On August 15, 2013, a subsidiary of the Company, entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21.5 million in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. Container Loan #2 requires quarterly payments of interest and scheduled principal payments through its maturity and can be prepaid without penalty at any time. At December 31, 2015, the outstanding principal amount of the indebtedness under Container Loan #2 was approximately $11.3 million. Container Loan #2 is secured by the Company’s interests in the shipping containers financed by Container Loan #2 and its related finance leases. Borrowings under Container Loan #2 bear interest at a rate of LIBOR plus a spread of 3.25%.
Container Loan #2 contains negative covenants which limit certain actions of the borrowers. Upon the occurrence and during the continuance of an event of default under the Container Loan #2, principal, interest and any fees or other amounts owed under the Container Loan #2 bear interest at a rate that is 2.5% per annum in excess of the interest rate otherwise payable with respect to such amounts. As of December 31, 2015, the Company was in compliance with all of the covenants under this agreement.
Note Payable to Non-Controlling Interest
In May 2013, in connection with the capitalization of a consolidated entity, the Company and the owner of the non-controlling interest loaned approximately $18.3 million and $3.2 million, respectively, to the entity in proportion to their respective ownership percentages of 85% and 15%. The loans bear interest at an annual rate of 5% and require monthly payments of principal and interest through their final maturity in May 2021. At December 31, 2015, the outstanding principal amount of the loan payable to non-controlling interest was approximately $2.4 million. The loan amount funded by the Company and related interest have been eliminated in consolidation.
FTAI Pride Credit Agreement
On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a bank in respect of a term loan in an aggregate amount of $75.0 million. The loan proceeds were used in connection with the acquisition of an advanced offshore construction vessel. The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1.6 million beginning in the quarter ending December 31, 2015, through its maturity and can be prepaid without penalty at any time. At December 31, 2015, the outstanding principal amount of indebtedness under the FTAI Pride Credit Agreement was approximately $67.2 million. The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel and charter. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%. At December 31, 2015, borrowings under the FTAI Pride Credit Agreement bore interest at a rate of 5.02%.
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring a Fixed Charges Coverage Ratio (as defined by the FTAI Pride Credit Agreement) of FTAI Pride of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later. At December 31, 2015, the Company was in compliance with all the covenants under the FTAI Pride Credit Agreement.
CMQR Credit Agreement
On September 18, 2014, CMQR entered into a credit agreement (the “CMQR Credit Agreement”) with a financial institution in respect of a revolving line of credit in an aggregate amount of $10.0 million. The CMQR Credit Agreement requires quarterly payments of interest. At December 31, 2015, the outstanding principal amount of indebtedness under the CMQR Credit Agreement was approximately $9.4 million. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as each of those terms is defined by the CMQR Credit Agreement and the maturity date is September 18, 2017. Borrowings under the CMQR Credit Agreement bore interest at an average rate of 2.92% at December 31, 2015.
The CMQR Credit Agreement is also indirectly supported by Fortress Transportation and Infrastructure Investors LLC (the “Sponsor”). In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to $12 million in capital from the Sponsor, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the Sponsor. The capital call obligation and put right fall away upon satisfaction of certain conditions, including CMQR’s compliance with minimum collateral coverage and a minimum Fixed Charge Coverage Ratio, as defined, of 1.30:1.00 for the preceding four-quarter period.  Upon termination of the capital call obligation and put right, CMQR is required to maintain minimum collateral coverage at all times and a Fixed Charge Coverage Ratio of not less than 1.30:1.00 in any rolling four-quarter period.  The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR and at December 31, 2015, the Company was in compliance with these covenants.
Jefferson Terminal Credit Agreement
On August 27, 2014, Jefferson Gulf Coast Energy Partners LLC, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100.0 million. The loan proceeds were used to partially finance the acquisition of Jefferson Terminal (Note 3) as well as to pay certain working capital amounts. The Jefferson Terminal Credit Agreement required quarterly payments of $0.25 million beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1.25 million beginning with the quarter ending December 31, 2016, and could be prepaid or repaid at any time prior to its maturity on February 27, 2018. The Jefferson Terminal Credit Agreement was secured on a first priority basis by substantially all assets of Jefferson Terminal, as defined in the agreement. Borrowings under the Jefferson Terminal Credit Agreement bear interest, at the Company’s option, at the Adjusted Eurodollar Rate plus a spread of 8.00% or at a Base Rate plus a spread of 7.00%. The Jefferson Terminal Credit Agreement provided for a prepayment premium ranging from 1- 3% of the aggregate principal amount prepaid, including repayment at maturity (the “exit fee”). At December 31, 2015, the outstanding principal amount of the indebtedness under the Jefferson Terminal Credit Agreement was approximately $98.8 million. At December 31, 2015, borrowings under the Jefferson Terminal Credit Agreement bore interest at a rate of 9.50%.
The Jefferson Terminal Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrowers. At December 31, 2015, the Company was in compliance with all covenants under the Jefferson Terminal Credit Agreement.
On March 8, 2016, all amounts outstanding under the Jefferson Terminal Credit Agreement were paid in full and such agreement was terminated.
 Series 2010 Bonds
On December 1, 2010, Jefferson County Industrial Development Corporation issued $300.0 million of tax-exempt industrial bonds, the Series 2010 Bonds, which provided tax-exempt financing for businesses, to be used for specific purposes to stimulate the economy of the respective beneficiary counties. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds required approval from a trustee prior to release of funds. In accordance with the terms of the trust indenture and security agreements, Series 2010 Bonds could be tendered by bondholders and purchased by the Company using the unused restricted cash proceeds.
During the year ended December 31, 2014, $2,000 of principal was repaid related to the Series 2010 Bonds and the remaining $298,000 of principal was tendered by the bondholders and purchased by the Company utilizing unused restricted cash proceeds. As of December 31, 2014, Series 2010 Bonds purchased by the Company were deemed to be owned by the Company, and in the Consolidated Balance Sheet, the Company had $298,000 of Tendered Bonds and an equal corresponding amount in Debt. Tendered bonds did not convey principal or interest payments while held by the Company. During year ended December 31, 2015, the Jefferson County Industrial Development Corporation, the Company, and Amegy Bank as the related trustee, agreed to cancel the Series 2010 Bonds. Accordingly, as of December 31, 2015, the Series 2010 Bonds were deemed canceled and are no longer reported within Tendered Bonds or Debt in the Consolidated Balance Sheet.
Series 2012 Bonds
On August 1, 2012, Jefferson County Industrial Development Corporation issued $46.9 million of its Series 2012 Bonds to specifically fund construction and operation of an intermodal transfer facility for crude oil and refined petroleum products. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds requires approval from a trustee prior to release of funds. Such restricted cash may only be released to us after payment of applicable reserves, including a six-month interest reserve, and expenses, as determined by the trustee. In connection with the Company’s acquisition of Jefferson Terminal, the Series 2012 Bonds were recorded at a fair value of $48.6 million and the premium is being amortized using the effective interest method over the remaining contractual term of the Series 2012 Bonds. The principal of the Series 2012 Bonds are payable annually at varying amounts. As of December 31, 2015, $45.5 million of original principal on the Series 2012 Bonds remained outstanding. The Series 2012 Bonds have a stated maturity of July 1, 2032, bear interest at 8.25%, and require scheduled principal payments.
The Series 2012 Bond agreement contains a financial covenant requiring a subsidiary of the Company to maintain a long-term debt service coverage ratio, as defined in the agreement, of 1.25 to 1, in each fiscal year, beginning with December 31, 2014. At December 31, 2015, the Company was in compliance with all the covenants under the Series 2012 Bonds.
Series 2016 Bonds
On March 7, 2016, the Port of Beaumont Navigation District of Jefferson County, Texas (the “District”) issued $144.2 million of Dock and Wharf Facility Revenue Bonds, Series 2016 (Jefferson Energy Companies Project) (the “Series 2016 Bonds”).  Proceeds from the issuance of the Series 2016 Bonds were used, in part, to reimburse Jefferson Railport Terminal II, LLC (“Jefferson Railport II”) for certain costs related to the development, construction and acquisition of certain facilities for the transport, loading, unloading, and storage of petroleum products (the “Facilities”) on behalf of the District.  On March 8, 2016, in connection with the issuance and sale of such bonds, Jefferson Railport prepaid all amounts outstanding under the Jefferson Terminal Credit Agreement and the Jefferson Terminal Credit Agreement was terminated.
Construction of the Facilities has occurred, and will occur, on property leased by the District to Jefferson Railport II pursuant to a First Amended and Restated Ground Lease between Jefferson Railport II, as lessee, and the District, as lessor.  All such Facilities will be leased by the District to Jefferson Railport II pursuant to a Lease and Development Agreement between the District and Jefferson Railport II.
The Series 2016 Bonds are subject to mandatory tender for purchase at par on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the Series 2016 Bonds or redeemed prior to such date.  In the event all of the Series 2016 Bonds are not repurchased from proceeds of a remarketing or redeemed at February 13, 2020, Jefferson Railport and Jefferson Railport Terminal II Holdings LLC (“Jefferson Holdings”), a Delaware limited liability company and parent of Jefferson Railport II, have agreed to purchase the Series 2016 Bonds from the Holders thereof at par pursuant to a Standby Bond Purchase Agreement.  In addition, pursuant to the Standby Purchase Agreement, Jefferson Holdings will guarantee the payment of all Rent (as defined in the Facilities Lease) and all principal of and premium and interest on the Series 2016 Bonds payable prior to repurchase or redemption at February 13, 2020.
Under a Capital Call Agreement, the Company has agreed to make funds available to Jefferson Holdings in order to satisfy its obligation under the Standby Bond Purchase Agreement.  The Capital Call Agreement contains certain covenants applicable to the Company, including a negative lien covenant regarding Aviation Assets, as well as maintenance of a minimum total asset value of Aviation Assets and minimum total equity of the Company.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of December 31, 2015, under our various contractual obligations and commitments.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter

Container Loan #1	$34,761	$7,279	$27,482	$—	$—	$—	$—
Container Loan #2	11,338	7,371	452	3,515	—	—	—
Note payable to non-controlling interest	2,352	571	403	403	403	572	—
FTAI Pride Credit Agreement	67,188	6,250	6,250	6,250	48,438	—	—
CMQR Credit Agreement	9,407	—	9,407	—	—	—	—
Jefferson Terminal Credit Agreement	98,750	2,000	5,000	91,750	—	—	—
Jefferson Bonds Payable	45,510	1,320	1,425	1,545	1,670	1,810	37,740
Total principal payments on loans and bonds payable	$269,306	$24,791	$50,419	$103,463	$50,511	$2,382	$37,740

Total estimated interest payments (1)	73,436	18,614	17,186	7,685	5,161	3,210	21,580

Operating lease obligations	103,341	6,622	5,751	5,157	4,751	4,093	76,967
Capital lease obligations	491	102	102	102	102	83	—

Total contractual obligations	$446,574	$50,129	$73,458	$116,407	$60,525	$9,768	$136,287
______________________________
(1) Estimated interest payments are based on interest rates as of December 31, 2015.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2015.
Application of Critical Accounting Policies
Operating Leases
We lease equipment and land pursuant to net operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.
We also recognize maintenance revenue related to the portion of maintenance payments received from lessees of aviation equipment that are not expected to be reimbursed in connection with major maintenance events.
Finance Leases
As of December 31, 2015, we lease shipping containers and an anchor handling tug supply vessel subject to finance leases. These leases generally include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provide for minimum lease payments with a present value of 90% or more of the fair value of the asset at the date of lease inception. Net investment in finance leases represents the minimum lease payments due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
Maintenance Payments
Typically, under an operating lease of aviation equipment, the lessee is responsible for performing all maintenance and is generally required to make maintenance payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft or engine. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending on the component, and are generally required to be made monthly in arrears. If a lessee is making monthly maintenance payments, we would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following the completion of the relevant work.
We record the portion of maintenance payments paid by the lessee that is expected to be reimbursed as maintenance deposit liabilities on the Consolidated Balance Sheet. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the maintenance deposit liability.
In certain leases, the lessee or the Company may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease.  We recognize payments received as end-of-lease compensation adjustments, within lease revenue, when payment is received or collectability is assured. In the event we are required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability when we are obligated and can reasonably estimate such payment.
Property, Plant and Equipment, Leasing Equipment and Depreciation
Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable), and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

	Range of Estimated Useful Lives	Residual Value Estimates
Passenger aircraft	25 years from date of manufacture	Not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	20% of new build cost
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Crude oil terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None
Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Costs of major additions and betterments are capitalized and depreciation commences once it is placed into service. Interest costs directly related to and incurred during the construction period of property, plant and equipment are capitalized. Significant spare parts are depreciated in conjunction with the underlying asset when placed in service.
We review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.
For planned major maintenance or component overhaul activities for aviation equipment off lease, the cost of such major maintenance or component overhaul event is capitalized and depreciated on a straight-line basis over the period until the next maintenance or component overhaul event is required.
Our offshore energy vessels are required to be drydocked periodically for recertifications or major repairs and maintenance that cannot be performed while the vessels are operating. Normal repairs and maintenance are expensed as incurred. We capitalize the costs associated with the drydockings and amortize them on a straight-line basis over the period between drydockings, usually between 30 and 60 months.
In accounting for leasing equipment, we make estimates about the expected useful lives, residual values and the fair value of acquired in-place leases and acquired maintenance liabilities (for aviation equipment). In making these estimates, we rely upon observable market data for the same or similar types of equipment and, in the case of aviation equipment, our own estimates with respect to a lessee’s anticipated utilization of the aircraft or engine. When we acquire leasing equipment subject to an in-place lease, determining the fair value of the in-place lease requires us to make assumptions regarding the current fair values of leases for identical or similar equipment, in order to determine if the in-place lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease.
Impairment of Long-lived Assets
We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; or the introduction of newer technology aircraft, vessels, engines or railcars. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
Our management develops the assumptions used in the recoverability analysis based on its knowledge of active contracts, current and future expectations of the global demand for a particular asset and historical experience in the leasing markets, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, terminal service, and freight rail rates, residual values, economic conditions, technology, demand for a particular asset type and other factors.
Goodwill
We review carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, we review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss.
The first step of an impairment assessment compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount a second step must be completed in order to determine the amount of goodwill impairment that should be recorded, if any. Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of the impairment review. If the forecasts of cash flows generated by the Jefferson Terminal and the Railroad reporting units or other key inputs, such as profitability or cost of capital, are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. We performed a sensitivity analysis for goodwill impairment and determined that a hypothetical 5% decline in the fair value of each reporting unit as of October 1, 2015 would not result in an impairment of goodwill for any reporting unit. During the period ended December 31, 2015, there was no impairment of goodwill.
Derivative Financial Instruments
In the normal course of business we may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. One of our designated interest rate derivatives is a cash flow hedge. We do not enter into speculative derivative transactions.
On the date that we enter into an interest rate derivative, its designation as a cash flow hedge is formally documented. On an ongoing basis, an assessment is made as to whether the interest rate derivative has been highly effective in offsetting changes in the cash flows of the variable rate interest payments on the associated debt and whether the interest rate derivative is expected to remain highly effective in future periods. If it were to be determined that the interest rate derivative is not (or has ceased to be) highly effective as a cash flow hedge, the use of cash flow hedge accounting would be discontinued prospectively.
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
Recent Accounting Pronouncements
Please see note 2 to our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for recent accounting pronouncements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2015, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $2.2 million and $(2.2) million, respectively, over the next twelve months before the impact of interest rate derivatives.
Through the use of an interest rate swap, we have reduced our exposure to interest rate changes with respect to 70% of the outstanding principal balance of Container Loan #1. Through the use of an interest rate cap, we have reduced our exposure to interest rate changes with respect to 50% of the outstanding principal balance of that portion of Container Loan #2 attributable to equipment which is subject to direct finance leases having a five year term (representing a notional amount of approximately $2.6 million at December 31, 2015).
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

Item 8.             Financial Statements and Supplementary Data

Index to Financial Statements:

CONSOLIDATED FINANCIAL STATEMENTS OF FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS OF INTERMODAL FINANCE I LTD:
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Members’ Equity for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

In accordance with Regulation S-X 3-09, the audited consolidated financial statements of Intermodal Finance I Ltd. as of and for the years ended December 31, 2015, 2014, and 2013, are presented herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortress Transportation and Infrastructure Investors LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Fortress Transportation and Infrastructure Investors LLC and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2016

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	Notes	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	2	$381,703	$22,125
Restricted cash	2	21,610	21,084
Accounts receivable, net		14,466	9,588
Leasing equipment, net	4	636,681	509,379
Finance leases, net	5	82,521	102,813
Property, plant, and equipment, net	6	299,678	227,381
Investment in and advances to unconsolidated entity	7	10,675	21,569
Tendered bonds	2, 9	—	298,000
Intangible assets, net	8	44,129	52,169
Goodwill	3	116,584	116,584
Other assets		41,594	24,048
Total assets		$1,649,641	$1,404,740

Liabilities
Accounts payable and accrued liabilities		$34,995	$43,174
Debt	9	271,057	592,867
Maintenance deposits	2	30,494	35,575
Security deposits	2	15,990	13,622
Other liabilities		6,419	6,005
Total liabilities		$358,955	$691,243

Commitments and contingencies	17

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,718,183 and 53,502,873 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)		757	535
Additional paid in capital		1,184,198	613,683
Accumulated deficit		(18,769)	—
Accumulated other comprehensive income		97	214
Shareholders' equity		1,166,283	614,432
Non-controlling interest in equity of consolidated subsidiaries		124,403	99,065
Total equity		1,290,686	713,497
Total liabilities and equity		$1,649,641	$1,404,740

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2015	2014	2013
Revenues
Equipment leasing revenues		$92,743	$43,984	$19,530
Infrastructure revenues		43,825	13,946	—
Total revenues	11	136,568	57,930	19,530

Expenses
Operating expenses		68,793	27,223	3,157
General and administrative		7,568	2,007	805
Acquisition and transaction expenses	2	5,683	11,450	260
Management fees and incentive allocation to affiliate	14	15,018	5,463	2,211
Depreciation and amortization	4, 6, 8	45,308	15,998	3,909
Interest expense		19,311	5,872	2,816
Total expenses		161,681	68,013	13,158

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	7	(6,956)	6,093	10,325
Gain on sale of equipment, net		3,419	7,576	2,415
Gain on sale of unconsolidated entity		—	—	6,144
Interest income		579	186	23
Other income, net		26	20	—
Total other income (expense)		(2,932)	13,875	18,907

(Loss) Income before income taxes		(28,045)	3,792	25,279
Provision for income taxes	13	586	874	—
Net (loss) income		(28,631)	2,918	25,279
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries		(16,805)	(4,862)	458
Net (loss) income attributable to shareholders		$(11,826)	$7,780	$24,821

(Loss) Earnings per Share:	16
Basic and Diluted		$(0.18)	$0.15	$0.46
Weighted Average Shares Outstanding:
Basic		67,039,439	53,502,873	53,502,873
Diluted		67,039,439	53,502,873	53,502,873

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(28,631)	$2,918	$25,279
Other comprehensive (loss) income:
Change in fair value of cash flow hedge (1)	(117)	(114)	405
Comprehensive (loss) income	$(28,748)	$2,804	$25,684
Comprehensive (loss) income attributable to non-controlling interest	$(16,805)	$(4,862)	$458
Comprehensive (loss) income attributable to shareholders	$(11,943)	$7,666	$25,226

(1) Includes the Company's share of equity method investee amounts of $77 for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2013	$535	$191,566	$—	$328	$3,455	$195,884
Comprehensive (loss) income:
Net (loss) income for the period		7,780	—		(4,862)	2,918
Other comprehensive loss				(114)	—	(114)
Total comprehensive (loss) income					(4,862)	2,804
Capital contributions		490,747			99,772	590,519
Capital distributions		(76,410)			(565)	(76,975)
Equity-based compensation		—			1,265	1,265
Equity - December 31, 2014	$535	$613,683	$—	$214	$99,065	$713,497
Comprehensive (loss) income:
Net (loss) income for the period		6,943	(18,769)		(16,805)	(28,631)
Other comprehensive loss				(117)	—	(117)
Total comprehensive loss					(16,805)	(28,748)
Capital contributions		295,879			37,826	333,705
Capital distributions		(44,917)			(321)	(45,238)
Issuance of common shares	222	348,929			—	349,151
Dividends declared		(36,343)			—	(36,343)
Equity-based compensation		24			4,638	4,662
Equity - December 31, 2015	$757	$1,184,198	$(18,769)	$97	$124,403	$1,290,686

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(28,631)	$2,918	$25,279
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in loss (earnings) of unconsolidated entities	6,956	(6,093)	(10,325)
Gain on sale of equipment	(3,419)	(7,576)	(2,415)
Gain on sale of an unconsolidated entity	—	—	(6,144)
Security deposits and maintenance claims included in earnings	(439)	—	—
Equity-based compensation	4,662	1,265	—
Depreciation and amortization	45,308	15,998	3,909
Change in current and deferred income taxes	61	626	—
Change in fair value of non-hedge derivative	14	25	—
Amortization of lease intangibles and incentives	7,016	2,694	—
Amortization of deferred financing costs	1,469	576	125
Operating distributions from unconsolidated entities	209	8,207	8,713
Bad debt expense	676	281	—
Other	(250)	(32)	—
Change in:
Accounts receivable	(5,940)	(7,212)	(2,609)
Other assets	(5,057)	(2,654)	(6,481)
Accounts payable and accrued liabilities	3,180	(45,900)	892
Management fees payable to affiliate	(1,168)	2,362	875
Other liabilities	(1,119)	2,964	94
Net cash provided by (used in) operating activities	$23,528	$(31,551)	$11,913

Cash flows from investing activities:
Change in restricted cash	(526)	(7,306)	(1,120)
Investment in notes receivable	(14,869)	—	—
Construction deposit related to vessel	—	(7,450)	—
Principal collections on finance leases	20,292	11,931	8,263
Acquisition of leasing equipment	(165,090)	(387,118)	(88,045)
Acquisition of property plant and equipment	(96,028)	(49,441)	—
Acquisition of lease intangibles	(2,446)	(20,435)	—
Acquisition of finance leases	—	—	(41,808)
Proceeds from sale of investment in unconsolidated entity	—	—	22,000
Collection of notes receivable	—	4,500	—
Acquisition of CMQR	—	(11,308)	—
Acquisition of Jefferson Terminal	—	(47,811)	—
Acquisition of pre-existing debt relationships	—	(97,616)	—
Proceeds from sale of leasing equipment	13,625	31,597	8,434
Proceeds from sale of property, plant and equipment	893	842	—
Proceeds from sale of equipment held for sale	—	135	—
Proceeds from deposit on sale of engine	500	—	—
Escrow funding for the purchase of aircraft	—	(1,000)	—
Return of capital distributions from unconsolidated entities	3,728	9,064	4,511
Net cash used in investing activities	$(239,921)	$(571,416)	$(87,765)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Purchase of interest rate cap	$—	$—	$(43)
Proceeds from debt	200	179,569	24,774
Repayment of debt	(23,761)	(31,131)	(7,377)
Payment of deferred financing costs	(136)	(4,793)	(183)
Receipt of security deposits	2,060	2,389	3,466
Return of security deposits	(960)	(500)	(675)
Receipt of maintenance deposits	10,149	3,324	817
Release of maintenance deposits	(14,764)	(3,026)	—
Proceeds from issuance of common shares, net of underwriter's discount	354,057	—	—
Common shares issuance costs	(2,998)	—	—
Capital contributions from shareholders	295,879	490,747	94,819
Capital distributions to shareholders	(44,917)	(75,999)	(39,631)
Capital contributions from non-controlling interests	37,826	57,841	3,318
Capital distributions to non-controlling interests	(321)	(565)	(321)
Cash dividends paid	(36,343)	—	—
Net cash provided by financing activities	$575,971	$617,856	$78,964

Net increase in cash and cash equivalents	359,578	14,889	3,112
Cash and cash equivalents, beginning of period	22,125	7,236	4,124
Cash and cash equivalents, end of period	$381,703	$22,125	$7,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,566	$3,627	$2,700
Cash paid for taxes	$507	$274	$—

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of finance leases	$—	$—	$(894)
Acquisition of leasing equipment	$(5,408)	$(52,556)	$(503)
Acquisition of CMQR	$—	$(2,991)	$—
Acquisition of property, plant and equipment	$(203)	$(22,454)	$—
Acquisition of Jefferson	$—	$(38,207)	$—
Settled and assumed security deposits	$2,388	$8,317	$—
Billed, assumed and settled maintenance deposits	$(1,146)	$34,461	$—
Non-cash contribution of non-controlling interest	$—	$38,207	$—
Equity compensation to non-controlling interest	$4,638	$1,265	$—
Loan receivable from non-controlling interest	$—	$3,725	$—
Note receivable from sale of unconsolidated entity	$—	$—	$4,500
Deemed distribution and contribution of capital	$—	$—	$2,267
Distribution payable	$—	$(411)	$—
Common share issuance costs	$(1,908)	$—	$—
Partnership's share of change in fair value of cash flow hedge of equity method investee	$—	$—	$77
Change in fair value of cash flow hedge	$(117)	$(114)	$328

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

In May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called.  Through a series of transactions, the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the partnership agreement in exchange for the limited partnership interests in the Onshore Fund and the Offshore Fund equal to the amount of any such undistributed incentive allocations and 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in the Company.
On May 20, 2015, the Company completed an Initial Public Offering (“IPO”) of 20 million common shares at a price to the public of $17.00 per share. On June 15, 2015, the underwriters exercised their overallotment option, pursuant to which the Company issued an additional 2.2 million shares to such underwriters at the IPO price.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. The Company consolidates all entities in which it has a controlling financial interest and in which it has control over significant operating decisions, as well as variable interest entities (“VIE’s”) in which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
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
The VIE in which the Company has an interest is WWTAI IES MT6015 Ltd. (“MT6015”), an entity formed in 2014 which has entered into a contract with a shipbuilder for the construction of an offshore multi service / inspection, maintenance and repair vessel (the “Vessel”) for a price of approximately $75 million. A subsidiary of the Company and a third party each hold a 50% interest in MT6015 and have equal representation on its board of directors. In connection with the initial capitalization of MT6015, another subsidiary of the Company provided the third party partner with a $3,725 loan which was utilized by the third party partner to fund its equity contribution to MT6015. In addition, the agreement provides the Company with disproportionate voting rights, in certain situations, as defined in the agreement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Accordingly, the Company determined that MT6015 is a VIE and that it was the primary beneficiary; accordingly, MT6015 has been presented on a consolidated basis in the accompanying financial statements.
At December 31, 2015 and December 31, 2014, MT6015 had total assets of $7,533 and $7,450, respectively, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets or to the general credit of the Company.
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
Cash and Cash Equivalents—The Company considers all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash of $21,610 and $21,084 at December 31, 2015 and December 31, 2014, respectively, consists of cash held in segregated accounts pursuant to the requirements of the Company’s debt agreements (Note 9).
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	Range of Estimated Useful Lives	Residual Value Estimates
Passenger aircraft	25 years from date of manufacture	Not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	20% of new build cost
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Crude oil terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None

Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Costs of major additions and betterments are capitalized and depreciation commences once it is placed into service. Interest costs directly related to and incurred during the construction period of property, plant and equipment are capitalized. Significant spare parts are depreciated in conjunction with the underlying property, plant and equipment asset when placed in service.
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
The Company’s offshore energy vessels are required to be drydocked periodically for recertifications or major repairs and maintenance that cannot be performed while the vessels are operating. Normal repairs and maintenance are expensed as incurred. The Company capitalizes the costs associated with the drydockings and amortizes them on a straight-line basis over the period between drydockings, usually between 30 and 60 months.
In accounting for leasing equipment, the Company makes estimates about the expected useful lives, residual values and the fair value of acquired in-place leases and acquired maintenance liabilities (for aviation equipment). In making these estimates, the Company relies upon observable market data for the same or similar types of equipment and, in the case of aviation equipment, its own estimates with respect to a lessee’s anticipated utilization of the aircraft or engine. When the Company acquires leasing equipment subject to an in-place lease, determining the fair value of the in-place lease requires the Company to make assumptions regarding the current fair values of leases for identical or similar equipment, in order to determine if the in-place lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease.
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. The Company capitalized interest of $2,128, $3,534

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

and $0 during the years ending December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. For the years ending December 31, 2015, December 31, 2014 and December 31, 2013, $3,643, $235 and $712, of repairs and maintenance expense, respectively, were recorded in operating expenses in the accompanying Consolidated Statements of Operations.
Impairment of Long-Lived Assets—The Company performs a recoverability assessment of each of its long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; or the introduction of newer technology aircraft, vessels, engines or railcars. When performing a recoverability assessment, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
Management develops the assumptions used in the recoverability analysis based on its knowledge of active contracts, current and future expectations of the global demand for a particular asset and historical experience in the leasing markets, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, terminal service, and freight rail rates, residual values, economic conditions, technology, demand for a particular asset type and other factors.
Security Deposits—The Company’s operating leases generally require the lessee to pay a security deposit or provide a letter of credit. Security deposits are held until specified return dates stipulated in the lease or lease expiration.
Maintenance Payments—Typically, under an operating lease of aviation equipment, the lessee is responsible for performing all maintenance and is generally required to make maintenance payments to the Company for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft or engine. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending on the component, and are generally required to be made monthly in arrears. If a lessee is making monthly maintenance payments, the Company would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following the completion of the relevant work.
The Company records the portion of maintenance payments paid by the lessee that are expected to be reimbursed as maintenance deposit liabilities on the Consolidated Balance Sheet. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are recorded against the maintenance deposit liability.
In certain leases, the lessee or the Company may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease.  The Company recognizes payments received as end-of-lease compensation adjustments, within lease revenue, when payment is received or collectability is assured. In the event the Company is required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability when the Company is obligated and can reasonably estimate such payment.
Lease Incentives and Amortization—Lease incentives, which include lease acquisition costs related to reconfiguration of the aircraft cabin, other lessee specific modifications and other direct costs, are capitalized and amortized as a reduction of lease income over the primary term of the lease, assuming no lease renewals.
Goodwill —Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal (Note 3). The carrying amount of goodwill is approximately $116,584 as of December 31, 2015 and December 31, 2014.
The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment.
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2015 or December 31, 2014.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The first step of an impairment assessment compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including the Company’s assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount, a second step must be completed in order to determine the amount of goodwill impairment that should be recorded, if any.
For the purpose of performing the annual analysis, the Company’s two reporting units subject to the test are the Jefferson Terminal and Railroad reporting units. The Company estimates the fair value of the reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for the reporting units. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.
Although the Company believes the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of the impairment review. If the forecasts of cash flows generated by the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect the Company’s operating results. The Company performed a sensitivity analysis for goodwill impairment and determined that a hypothetical 5% decline in the fair value of each reporting unit as of October 1, 2015 would not result in an impairment of goodwill for either reporting unit.
For the years ended December 31, 2015 and December 31, 2014, there was no impairment of goodwill.
Tendered bonds—A subsidiary of the Company borrowed the proceeds of $300,000 of tax-exempt industrial bonds issued by the Jefferson County (Texas) Industrial Development Corporation, which provided tax-exempt financing for businesses, to be used for specific purposes to stimulate the economy of the respective beneficiary counties (“Series 2010 Bonds”). The proceeds were initially held in trust, as restricted cash, to ensure adherence to the restrictions of use of the funds. In accordance with the terms of the trust indenture and security agreements, these bonds could be tendered by bondholders and purchased by the Company using the unused restricted cash proceeds. The bonds purchased by the Company were deemed to be owned by the Company, and, as of December 31, 2014 were classified as assets, tendered bonds, in the Consolidated Balance Sheet with an equal corresponding amount as Debt. Tendered bonds did not convey principal or interest payments while held by the Company.
During the year ended December 31, 2015, the Jefferson County Industrial Development Corporation, the Company, and Amegy Bank as the related trustee, agreed to cancel the Series 2010 Bonds. Accordingly, the Series 2010 Bonds are no longer reported within Tendered Bonds or Debt in the Consolidated Balance Sheet as of December 31, 2015.
Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and existing customer relationships acquired in connection with the acquisitions of CMQR and Jefferson Terminal (Note 3).
In accounting for leasing equipment acquired with in-place leases, the Company makes estimates about the fair value of the acquired in-place leases. In determining the fair value of the in-place lease, the Company makes assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the in-place lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into rental income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which ranged from 6 to 52 months as of December 31, 2015, and recorded as a component of equipment leasing revenues in the accompanying Consolidated Statements of Operations.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5-10 years, no estimated residual value, and amortization is recorded as a component of depreciation and amortization in the accompanying Consolidated Statements of Operations. One customer relationship intangible asset, related to a customer contract at Jefferson Terminal, expires on July 31, 2017 and has 2 one-year renewal options.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $4,836 and $4,919 as of December 31, 2015 and 2014, respectively, are recorded as a component of other assets in the accompanying Consolidated Balance Sheets. Amortization expense of $1,469, $576 and $125 for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, are included as a component of interest expense in the accompanying Consolidated Statements of Operations.
Revenue Recognition
Equipment Leasing Revenues
Operating Leases—The Company leases equipment pursuant to net operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.
The Company also recognizes maintenance revenue related to the portion of maintenance payments received from lessees of aviation equipment that are not expected to be reimbursed in connection with major maintenance events.
Finance Leases—The Company holds two portfolios of shipping containers and an anchor handling tug supply vessel, subject to finance leases, as of December 31, 2015 and December 31, 2014. These leases generally include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provide for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance leases represents the minimum lease payments due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
Infrastructure Revenues
Freight Rail Revenues—Freight revenues are recognized proportionally as freight moves from origin to destination. Other miscellaneous revenues, such as unloading and switching revenue, are recognized as the service is performed or contractual obligations are met.
Terminal Services Revenues—Terminal services revenues are recognized when services have been provided to the customer, the product has been delivered, the price is considered to be fixed or determinable and collectability is reasonably assured. Prepayments for services are deferred until the period in which the above criteria are met. Terminal services fees include services provided to third-party customers related to receipt and redelivery of crude oil products.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the year ended December 31, 2015, the Company earned approximately 21.0% of its revenue from one customer in the offshore energy segment and one customer in the Jefferson Terminal segment. During the year ended December 31, 2014, the Company earned approximately 39.0% of its revenue from three customers in the following segments: one in aviation leasing, one in shipping containers, and one in offshore energy. During the year ended December 31, 2013 , the Company earned approximately 70% of its revenue from three customers in the following segments: one in aviation leasing, one in shipping containers, and one in offshore energy.
As of December 31, 2015, accounts receivable from two customers in the offshore segment each represented 27.1% and 25.4% of total accounts receivable, net. As of December 31, 2014, the Company had accounts receivable from one customer in the offshore segment that represented 11.7% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at December 31, 2015 and December 31, 2014 was $392 and $111, respectively. Bad debt expense for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was $676, $281 and $0, respectively.
Expense Recognition—Expenses are recognized on an accrual basis as incurred.
Acquisition and Transaction expenses—Acquisition and transaction expense is comprised of costs related to completed business combinations and terminated deal costs related to abandoned pursuits, including advisory, legal, accounting,

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

valuation and other professional or consulting fees.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company’s comprehensive income (loss) represents net income (loss), as presented in the accompanying Consolidated Statements of Operations, adjusted for fair value changes related to derivatives accounted for as cash flow hedges and the Company’s pro-rata share of items of comprehensive income derived from investments in unconsolidated entities.
The Company had reclassification adjustments of $131, $171 and $98 which impacted accumulated other comprehensive income during the years ended December 31, 2015, 2014, and 2013, respectively.
Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations (Note 9), the Company has entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company does not enter into speculative derivative transactions. Derivative assets of $101 and $232, as of December 31, 2015 and December 31, 2014, respectively, were recorded within other assets in the Consolidated Balance Sheets. No derivative liability was recorded as of December 31, 2015 or December 31, 2014.
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
All interest rate derivatives are recognized on the balance sheet at their fair value. For interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative, if any, is calculated and recorded in interest expense. Changes in fair value of non-hedge derivatives are recorded in earnings on a current basis. The estimated net amount of existing losses reported in accumulated other comprehensive income at December 31, 2015 expected to be reclassified into earnings within the next 12 months is approximately $5.
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
Foreign Currency—The Company’s functional and reporting currency is the U.S. dollar. Purchases and sales of assets and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions. Net realized foreign currency gains or losses relating to the differences between these recorded amounts and the U.S. dollar equivalent actually received or paid are reported as a component of operating expenses within the Consolidated Statement of Operations.
Income Taxes—A portion of the Company’s income earned by its corporate subsidiaries is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of the Company’s income is allocated directly to its partners and is not subject to a corporate level of taxation. Certain subsidiaries of the Company are subject to income tax in the foreign countries in which they conduct business.
The Company accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by the Company and its subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Distributions and Dividends—Prior to the IPO, distributions to members were recorded when paid or, in the case of an in-kind distribution, when distributed. The character of distributions to members made during the reporting period may differ from their ultimate characterization for federal income tax purposes due to book/tax differences in the character of income and expense recognition. Distributions and allocations were determined with respect to each member, as defined by and in accordance with the operating agreement. After the IPO, dividends are recorded when declared by the Board of Directors. In the third and fourth quarters of the year ended December 31, 2015, the Board of Directors declared cash dividends of $0.15 and $0.33 per share, respectively.
Recent Accounting Pronouncements— In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08") which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. ASU 2014-08 is effective prospectively for new disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 14, 2014, and interim periods within those annual periods. The Company adopted ASU 2014-08 beginning January 1, 2015, which had no impact to the Company’s consolidated financial statements.
Unadopted Accounting Pronouncements—The FASB has recently issued or discussed a number of proposed standards on such topics as financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on the Company’s financial reporting. The Company has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.
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
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company will adopt ASU 2015-03 as of January 1, 2016 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements. Upon adoption, the Company will revise its balance sheet to present debt issuance costs as a direct deduction from Debt rather than within Other Assets. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings of the line-of-credit arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the initial purchase accounting that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

3.	ACQUISITIONS
CMQR
The Company, through its subsidiaries, acquired certain assets and assumed certain liabilities of Montreal, Maine and Atlantic Railway Ltd. (“MM&A-U.S.”) and Montreal, Maine and Atlantic Canada Co (“MM&A-Canada”) for an aggregate purchase price of approximately $15.2 million, including assumed liabilities of approximately $3.2 million. The acquisitions were accounted for as business combinations pursuant to ASC 805, Business Combinations ("ASC 805") and the results of operations of the acquired businesses of MM&A-U.S. and MM&A-Canada have been included in the consolidated financial statements of the Company since their respective dates of acquisition. The closing of MM&A-U.S. and MM&A-Canada occurred on May 15, 2014 and June 30, 2014, respectively. Subsequent to the acquisitions, the acquired businesses were renamed as CMQR. CMQR is headquartered in Maine and owns and operates approximately 500 miles of track in the US and Canada. CMQR is reported within the Railroad segment. The Company viewed the acquisitions of MM&A-U.S. and MM&A-Canada as an opportunity to gain entry into the railroad industry.
Subsequent to the acquisition, in the year ended December 31, 2014, measurement period adjustments as of the acquisition date were made to the valuation of fixed assets acquired and employee and environmental liabilities assumed consisting of an increase to fixed assets of $679, an increase to assumed employee liabilities of $232, an increase to assumed environmental liabilities of $680, and additional goodwill recorded of $233. The measurement period adjustments impacted depreciation expense by $30 in the year ended December 31, 2014. There were no additional measurement period adjustments during the year ended December 31, 2015.
The property, plant and equipment acquired in connection with CMQR is being depreciated based on estimated remaining

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

useful lives from the date of acquisition, which are 4 years for buildings, 2-5 years for track and track related assets, 4-6 years for railroad equipment, 2 years for vehicles and 5 years for freight cars and locomotives, as all of the acquired assets were near the end of their useful lives at the time of acquisition.
In connection with the purchase, the Company incurred general and administrative expenses and employee severance expenses of approximately $392, included within Operating Expenses, in the Consolidated Statement of Operations for the year ended December 31, 2014. The goodwill recognized is comprised primarily of an assembled workforce and is deductible for tax purposes.
JEFFERSON TERMINAL
The Company, through its subsidiaries, acquired certain assets and assumed certain liabilities of Jefferson Refinery, LLC, Port of Beaumont Petroleum Transload Terminal I, LLC, and Port of Beaumont Petroleum Transload Terminal II, LLC (collectively “Jefferson Terminal”). Jefferson Terminal is comprised of complementary energy logistics assets and is headquartered in The Woodlands, Texas. Its principal operations are to engage in the business of terminalling, storage, throughput and transloading of crude oil and petroleum products. Prior to the acquisition, a subsidiary of the Company had several term loan agreements with Jefferson Refinery, LLC (“Pre-Existing Debt Relationships”) of $97.6 million. The acquisition of Jefferson Terminal was consummated on August 27, 2014. The Company viewed the acquisition of Jefferson Terminal as an opportunity to gain entry into this industry.
Jefferson Terminal was purchased for an aggregate purchase price of approximately $608.3 million, including assumed liabilities of $522.5 million (of which $97.6 million relates to Pre-Existing Debt Relationships) and equity consideration of $38.2 million. The Company purchased a 60% interest in Jefferson Terminal with the remaining 40% interest in Jefferson Terminal owned by a portion of the retaining shareholders and a private equity fund sponsored by Fortress, each holding an interest of approximately 20% at the acquisition date and accounted for as non-controlling interests in the accompanying consolidated financial statements. In connection with the acquisition, a $100 million loan was also obtained (Note 9).
The acquisition was accounted for as a business combination under ASC 805 and the results of operations of the acquired business of Jefferson Terminal have been included in the consolidated financial statements since the date of acquisition. The goodwill recognized is attributable to strategic opportunities and expected future cash flows of the business and approximately $45 million of goodwill is expected to be deductible by a subsidiary of the Company for tax purposes. Property, plant and equipment acquired in connection with Jefferson Terminal is being depreciated based on estimated remaining useful lives from the date of acquisition.
Subsequent to the acquisition, in the year ended December 31, 2015, measurement period adjustments as of the acquisition date were made to decrease construction in progress within property, plant, and equipment, net by $947, increase intangible assets, net by $128, increase goodwill by $1,358, increase accounts payable and accrued liabilities assumed by $390 and increase other liabilities assumed by $149.

The fair values assigned to acquired assets and assumed liabilities of CMQR and Jefferson Terminal at their respective dates of acquisition are as follows:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	CMQR	Jefferson Terminal
Assets:
Restricted cash	—	190,811
Land and site improvements	5,484	9,573
Track	4,952	—
Buildings and improvements	136	2,139
Crude oil terminal machinery and equipment	—	47,286
Railroad Equipment	713	—
Furniture and fixtures	—	317
Computer hardware and software	—	34
Turnout and other track materials	1,415	—
Vehicles	320	258
Railcars and locomotives	1,283	—
Construction in progress	—	85,276
Prepaids and other deposits	103	6,102
Tendered bonds	—	115,000
Customer lists and customer contracts	225	35,513
Goodwill	593	115,991
Total assets	15,224	608,300

Liabilities:
Employee-related liabilities	(1,119)	—
Environmental remediation liabilities	(1,333)	—
Real estate taxes	(714)	—
Accrued expenses	—	(56,540)
Term loan	—	(93,995)
Bonds Payable	—	(348,788)
Note Payable	—	(21,297)
Other liabilities	—	(1,902)
Total liabilities	(3,166)	(522,522)
Net assets acquired	$12,058	$85,778
As of December 31, 2014, goodwill additions of $593 and $115,991 were attributed to the Railroad and Jefferson Terminal reportable segments, respectively.
The fair values assigned to intangible assets were determined through the use of the replacement cost method and the income approach, specifically the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including the cost to recreate the customer relationships, expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, and peer group cost of capital as well as other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets and estimated selling prices. The valuation of assumed liabilities, including bonds payable, was derived using the market approach, using quoted values as available and the income approach, comparing the stated interest rate on certain credit agreements to the market interest rate. The valuation of equity interests conveyed to retaining shareholders was derived using the market approach, as agreed between the parties, representing the cash that would have been offered on an arm’s length basis, on the acquisition date.

Supplementary Pro Forma Information—The unaudited pro forma information has been derived from our historical consolidated financial statements and has been prepared to give effect to the acquisitions, assuming that the acquisitions of CMQR and Jefferson Terminal occurred on January 1, 2013. The unaudited pro forma pre-tax net income (loss) for the years ended December 31, 2014 and 2013 has been adjusted to reflect the additional depreciation and amortization that would have resulted from changes in the estimated fair value of assets and liabilities.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31, 2014	Year Ended December 31, 2013
Pro Forma—CMQR
Revenues	$63,528	$46,100
Pre-tax net income (loss)	1,497	(20,830)
Pro Forma—Jefferson Terminal
Revenues	$60,577	$19,530
Pre-tax net loss	(46,906)	(1,543)

Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative or either future results of operations or results that might have been achieved had the acquisition occurred on January 1, 2013.
During the year ended December 31, 2014, for CMQR and Jefferson Terminal, the Company recognized $9,969 and $2,652, respectively, in revenues and $11,957 and $15,768, respectively, of loss before income taxes, which includes acquisition and transaction related expenses of $5,646 and $5,494, respectively, included within acquisition and transaction expenses in the Consolidated Statement of Operations.

4.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31, 2015
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$452,602	$184,284	$44,326	$681,212
Less: Accumulated depreciation	(33,281)	(9,704)	(1,546)	(44,531)
Leasing equipment, net	$419,321	$174,580	$42,780	$636,681

	December 31, 2014
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$298,204	$182,355	$44,326	$524,885
Less: Accumulated depreciation	(11,331)	(3,737)	(438)	(15,506)
Leasing equipment, net	$286,873	$178,618	$43,888	$509,379
During the year ended December 31, 2015, the Company acquired twenty-four commercial jet engines and five aircraft, and sold nine commercial jet engines. During the year ended December 31, 2014, the Company acquired fourteen aircraft, nine aircraft engines, three hundred tank railcars, and sold five commercial jet engines and two aircraft. Depreciation expense for leasing equipment for the years ended December 31, 2015, 2014, and 2013 was $30,624, $12,683 and $3,909, respectively.

5.	FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	December 31, 2015
	Offshore Energy	Shipping Containers	Total
Finance leases	$20,037	$82,332	$102,369
Unearned revenue	(9,915)	(9,933)	(19,848)
Finance leases, net	$10,122	$72,399	$82,521

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2014
	Offshore Energy	Shipping Containers	Total
Finance leases	$22,045	$109,492	$131,537
Unearned revenue	(11,580)	(17,144)	(28,724)
Finance leases, net	$10,465	$92,348	$102,813
At December 31, 2015, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

	Offshore Energy	Shipping Containers	Total
2016	$2,013	$25,680	$27,693
2017	2,008	51,308	53,316
2018	2,008	5,344	7,352
2019	2,008	—	2,008
2020	2,013	—	2,013
Thereafter	9,987	—	9,987
Total	$20,037	$82,332	$102,369
On March 9, 2016, the Company consummated the sale of approximately 39,000 shipping containers that were subject to a direct finance lease. See Note 19, Subsequent Events.

6.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31, 2015
	Railroad	Jefferson Terminal	Total
Land and site improvements	$5,478	$14,014	$19,492
Construction in progress	893	55,034	55,927
Buildings and improvements	557	2,193	2,750
Crude oil terminal machinery and equipment	—	210,857	210,857
Track and track related assets	17,159	—	17,159
Railroad equipment	1,050	—	1,050
Railcars and locomotives	1,720	—	1,720
Computer hardware and software	118	34	152
Furniture and fixtures	121	289	410
Vehicles	503	44	547
	27,599	282,465	310,064
Less: accumulated depreciation	(2,907)	(10,308)	(13,215)
Spare parts	$—	$2,829	$2,829
Property, plant and equipment, net	$24,692	$274,986	$299,678

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2014
	Railroad	Jefferson Terminal	Total
Land and site improvements	$5,484	$9,573	$15,057
Construction in progress	—	145,716	145,716
Buildings and improvements	436	2,139	2,575
Crude oil terminal machinery and equipment	—	50,627	50,627
Track and track related assets	12,022	—	12,022
Railroad equipment	1,268	—	1,268
Railcars and locomotives	1,293	—	1,293
Computer hardware and software	—	34	34
Furniture and fixtures	—	317	317
Vehicles	321	258	579
	20,824	208,664	229,488
Less: accumulated depreciation	(962)	(1,145)	(2,107)
Property, plant and equipment, net	$19,862	$207,519	$227,381
During year ended December 31, 2015, additional property, plant and equipment of $84,298 was acquired, and is mainly related to land and improvements, track and track related assets, and crude oil terminal machinery and equipment. During the year ended December 31, 2015, disposals of property, plant and equipment totaled $893, mainly related to railroad equipment, vehicles, and furniture and fixtures. Property, plant and equipment acquired during the year ended December 31, 2014 was $14,303 and $144,883 in connection with the acquisitions of CMQR and Jefferson Terminal (Note 3), respectively. During the year ending December 31, 2014, additional property, plant and equipment of $70,302 was acquired, mainly related to construction in progress and track and track related assets.
Depreciation expense for property, plant and equipment was $11,099, $2,107 and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
The following table presents the ownership interest and carrying values of the Company’s investment in unconsolidated entity:

			Carrying Value
	Date Acquired	Ownership Percentage	December 31, 2015	December 31, 2014	December 31, 2013
PJW 3000 LLC	April 2012	16.67%	$—	$—	—
Intermodal Finance I, Ltd.	September 2012	51%	$10,675	$21,569	$32,744
PJW 3000 LLC
On April 26, 2012, the Company acquired a non-controlling 16.67% interest in PJW 3000 LLC from a third party for a total purchase price, including acquisition costs, of approximately $19,635. The Company exercised significant influence over PJW 3000 LLC through its representation on the entity’s board of managers. PJW 3000 LLC owned an offshore derrick pipe laying barge which was subject to a long-term net lease. At the time of acquisition, the price paid by the Company exceeded its proportionate share of the net equity of PJW 3000 LLC by approximately $3,000; this premium was amortized on a straight line basis over the 28.5 year estimated remaining useful life of the vessel. On November 26, 2013, the Company sold its interest in PJW 3000 LLC for a sales price of $26,500 (consisting of $22,000 in cash and a $4,500 one-year note receivable supported by an unconditional bank guarantee) and recognized a gain of approximately $6,144. The note receivable was settled on November 17, 2014.
For 2013, the Company has reflected summary statement of income data for PJW 3000 LLC through November 26, 2013, the date the Company sold its interest in PJW 3000 LLC.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Intermodal Finance I, Ltd.
The Company owns a 51% non-controlling interest in Intermodal Finance I Ltd., a joint venture. Intermodal Finance I, Ltd owns a portfolio of multiple finance leases, representing 6 customers and comprising approximately 59,000 shipping containers as well as a portfolio of approximately 37,000 shipping containers subject to multiple operating leases to a single customer. During the year ended December 31, 2015, Intermodal Finance I, Ltd. recorded an asset impairment charge of $20,604, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected.  Additionally, due to challenging market conditions for shipping containers, certain returned containers were sold at values lower than previously estimated.  The Company's proportionate share of the impairment charge was $10,508 based on its 51% ownership percentage.
Summary financial information for these unconsolidated entities is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenue
Total revenues	$16,022	$20,331	$56,480

Expenses
Operating expenses	992	1,527	6,055
General and administrative	810	807	1,157
Depreciation and amortization	3,659	2,416	8,157
Interest expense	3,488	5,022	11,075
Impairment expense	20,604	—	—
Total expenses	29,553	9,772	26,444

Gain on early termination of finance lease	—	917	1,052
Other income	247	45	30
Loss on debt extinguishment	—	(119)	—
(Loss) gain on disposal of equipment	(766)	—	15
Total other income (expense)	(519)	843	1,097
Net income (loss)	(14,050)	11,402	31,133
Other comprehensive income	—	—	431
Comprehensive income (loss)	$(14,050)	$11,402	$31,564

Company's equity in (loss) earnings, net of amortization of $95 in the year ended December 31, 2013	$(6,956)	$6,093	$10,325

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$4,796	$5,214
Restricted cash	2,117	2,320
Accounts receivable	1,153	1,051
Leasing assets, net of accumulated depreciation of $7,305 and $4,449, respectively	47,735	74,045
Finance leases, net	34,261	62,393
Deferred costs, net of accumulated amortization of $864 and $602, respectively	1,060	1,524
Other assets	31	8
Total assets	$91,153	$146,555

Liabilities
Accounts payable and accrued liabilities	154	157
Syndication liabilities	3,201	5,152
Debt	84,051	120,303
Other liabilities	458	383
Total liabilities	87,864	125,995

Members’ Equity
Members’ equity	3,289	20,560
Total members’ equity	3,289	20,560
Total liabilities and members’ equity	$91,153	$146,555

Company’s investment in and advances to unconsolidated entity	$10,675	$21,569

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

8.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	December 31, 2015
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$22,881	$—	$—	$22,881
Accumulated amortization	(9,697)	—	—	(9,697)
Total acquired favorable lease intangibles, net	13,184	—	—	13,184

Customer relationships	—	35,513	225	35,738
Accumulated amortization	—	(4,718)	(75)	(4,793)
Total acquired customer relationships, net	—	30,795	150	30,945

Total intangible assets, net	$13,184	$30,795	$150	$44,129

Intangible liabilities:
Acquired unfavorable lease intangibles	$1,171	$—	$—	$1,171
Accumulated amortization	(151)	—	—	(151)
Total acquired unfavorable lease intangibles, net	$1,020	$—	$—	$1,020

	December 31, 2014
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$20,435	$—	$—	$20,435
Accumulated amortization	(2,796)	—	—	(2,796)
Total acquired favorable lease intangibles, net	17,639	—	—	17,639

Customer relationships	—	35,513	225	35,738
Accumulated amortization	—	(1,180)	(28)	(1,208)
Total acquired customer relationships, net	—	34,333	197	34,530

Total intangible assets, net	$17,639	$34,333	$197	$52,169

Intangible liabilities:
Acquired unfavorable lease intangibles	$261	$—	$—	$261
Accumulated amortization	(24)	—	—	(24)
Total acquired unfavorable lease intangibles, net	$237	$—	$—	$237

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets. Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Year Ended December 31,			Classification in Consolidated Statements of Operations
	2015	2014	2013
Lease intangibles	$6,774	$2,694	$—	Equipment leasing revenues
Customer relationships	3,585	1,208	—	Depreciation and amortization
Total	$10,359	$3,902	$—
As of December 31, 2015, estimated net annual amortization of intangibles is as follows:

Year Ending December 31,
2016	$9,273
2017	6,757
2018	5,941
2019	4,530
2020	3,580
Thereafter	13,028
Total	$43,109

9.	DEBT
The Company's debt is summarized as follows:

	December 31, 2015	December 31, 2014
Loans payable
Container Loan #1	$34,761	$42,040
Container Loan #2	11,338	19,115
FTAI Pride Credit Agreement	67,188	73,438
CMQR Credit Agreement	9,407	9,416
Jefferson Terminal Credit Agreement	98,750	99,750
Total loans payable	221,444	243,759
Bonds payable
Series 2010 Bonds	—	298,000
Series 2012 Bonds (including unamortized premium of $1,751 and $1,791 at December 31, 2015 and December 31, 2014, respectively)	47,261	48,521
Total bonds payable	47,261	346,521
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,587
Total note payable to non-controlling interest	2,352	2,587

Total debt	$271,057	$592,867

Total debt due within one year	$24,791	$23,915
Loans Payable
Container Loan #1—On December 27, 2012, a subsidiary of the Company entered into a Credit Agreement (“Container

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Loan #1”) with a bank for an initial aggregate amount of approximately $55,991 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #1 requires monthly payments of interest and scheduled principal payments through its maturity on December 27, 2017 and can be prepaid without penalty after the third anniversary of the closing of the loan. Container Loan #1 is secured by the Company’s interest in the shipping containers and related finance leases. Borrowings under the loan bear interest at a rate selected by the Company of either (i) a LIBOR based rate plus a spread of 3.75% or (ii) a Base Rate equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%, plus a spread of 3.75%. At December 31, 2015 and December 31, 2014 borrowings under the loan were LIBOR based borrowings bearing interest at a rate of 4.08% and 3.90%, respectively. The average interest rate for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 was 4.38%, 4.00% and 4.34%, respectively, inclusive of the effect of an interest rate swap, described below.
In connection with Container Loan #1, the Company entered into an interest rate swap agreement (the “Swap”) on January 17, 2013 with respect to 70% of the outstanding balance of the Loan and designated as a cash flow hedge which fixed the LIBOR rate at 0.681%. Periodic settlement payments made in connection with the Swap are recorded as a component of interest expense in the accompanying Consolidated Statement of Operations. The initial notional amount of the Swap was approximately $39,194, with scheduled monthly decreases through the maturity date of the Container Loan #1. The fair value of the Swap at December 31, 2015 and December 31, 2014 was $97 and $214, respectively.
Pursuant to the Container Loan #1 agreement, amounts realized by the Company in connection with the finance lease are remitted directly into a trust account as restricted cash for disbursement according to specified payment priorities. Any amounts remaining in the trust account after payment of required obligations are released to the Company. Container Loan #1 contains negative covenants which limit certain actions of the borrowers. Upon the occurrence and during the continuance of an event of default under Container Loan #1, principal, interest and any fees or other amounts owed under Container Loan #1 bear interest at a rate that is 2% per annum in excess of the interest rate otherwise payable with respect to such amounts. As of December 31, 2015, the Company was in compliance with all of the covenants under this agreement.
Container Loan #2—On August 15, 2013, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21,548 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #2 requires quarterly payments of interest and scheduled principal payments through its maturity on August 28, 2018 and can be prepaid without penalty at any time. Container Loan #2 is secured by the Company’s interest in the shipping containers and related finance leases. Borrowings under Container Loan #2 bear interest at a rate of LIBOR plus a spread of 3.25%. At December 31, 2015 and December 31, 2014, borrowings under Container Loan #2 bore interest at a rate of 3.66% and 3.49%, respectively. The average interest rate for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was 3.67%, 3.59% and 3.54%, respectively, inclusive of the interest rate cap, described below.
In connection with Container Loan #2, on September 20, 2013, the Company entered into an interest rate cap agreement (the “Cap”), which was not designated as a cash flow hedge, with an initial payment date of February 28, 2014. The Cap capped LIBOR at 2.5% with respect to 50% of the portion of the outstanding balance of Container Loan #2 attributable to the 5-year finance leases. The initial notional amount of the Cap was approximately $2,554, with scheduled quarterly decreases through the August 28, 2018 maturity date of the Loan. The fair value of the Cap at December 31, 2015 and December 31, 2014 was approximately $4 and $18, respectively.
Pursuant to the Container Loan #2 agreement, amounts realized by the Company in connection with the finance leases are remitted directly into a trust account for disbursement according to specified payment priorities. Any amounts remaining in the trust account after payment of required obligations are released to the Company. Container Loan #2 contains negative covenants which limit certain actions of the borrowers. Upon the occurrence and during the continuance of an event of default under the Container Loan #2, principal, interest and any fees or other amounts owed under the Container Loan #2 bear interest at a rate that is 2.5% per annum in excess of the interest rate otherwise payable with respect to such amounts. As of December 31, 2015, the Company was in compliance with all of the covenants under this agreement.
FTAI Pride Credit Agreement—On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a financial institution for a term loan in an aggregate amount of $75,000. The loan proceeds were used in connection with the acquisition of an offshore construction vessel. The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1,562 beginning in the quarter ending December 31, 2015, through its maturity and can be prepaid without penalty at any time. The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel and charter. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%. At

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

December 31, 2015 and December 31, 2014, borrowings under the FTAI Pride Credit Agreement bore interest at a rate of 5.02% and 4.74%. respectively.
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later. At December 31, 2015, the Company was in compliance with all the covenants under the FTAI Pride Credit Agreement.
CMQR Credit Agreement—On September 18, 2014, CMQR entered into a credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit in an aggregate amount of $10,000. The CMQR Credit Agreement requires quarterly payments of interest and its maturity date is September 18, 2017. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. Borrowings under the CMQR Credit Agreement bore interest at an average rate of 2.92% and 2.95% at December 31, 2015 and December 31, 2014, respectively.

The CMQR Credit Agreement is also indirectly supported by Fortress Transportation and Infrastructure Investors LLC (the “Sponsor”). In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to $12 million in capital from the Sponsor, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the Sponsor. The capital call obligation and put right fall away upon satisfaction of certain conditions, including CMQR’s compliance with minimum collateral coverage and a minimum Fixed Charge Coverage Ratio, as defined, of 1.30:1.00 for the preceding four-quarter period.  Upon termination of the capital call obligation and put right, CMQR is required to maintain minimum collateral coverage at all times and a Fixed Charge Coverage Ratio of not less than 1.30:1.00 in any rolling four-quarter period.  The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR and at December 31, 2015, the Company was in compliance with these covenants.
Jefferson Terminal Credit Agreement—On August 27, 2014, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100,000. The loan proceeds were used to partially finance the acquisition of Jefferson Terminal (Note 3) as well as to pay certain working capital amounts.
The Jefferson Terminal Credit Agreement required quarterly payments of $250 beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1,250 beginning with the quarter ending December 31, 2016, and could be prepaid or repaid at any time prior to its maturity on February 27, 2018. The Jefferson Terminal Credit Agreement was secured on a first priority basis by substantially all assets of Jefferson Terminal, as defined in the agreement. Borrowings under the Jefferson Terminal Credit Agreement bore interest, at the Company’s option, at the Adjusted Eurodollar Rate plus a spread of 8.00% or at a Base Rate plus a spread of 7.00%. The Jefferson Terminal Credit Agreement provided for a prepayment premium ranging from 1-3% of the aggregate principal amount prepaid, including repayment at maturity (the “Exit Fee”). The Exit Fee payable at maturity, of approximately $2,753, was being recognized ratably over the term of the loan and recorded as a component of interest expense in the Consolidated Statement of Operations. At December 31, 2015 and December 31, 2014, borrowings under the Jefferson Terminal Credit Agreement bore interest at a rate of 9.50% and 9.00%, respectively, and interest expense for the year ending December 31, 2015 and December 31, 2014 was approximately $10,910 and $3,703, respectively, of which approximately $2,128 and $3,534, respectively, was related to capital improvements and was capitalized to Construction in Progress.
The Jefferson Terminal Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrowers. At December 31, 2015, the Company was in compliance with all covenants under the Jefferson Terminal Credit Agreement.
On March 8, 2016, all amounts outstanding under the Jefferson Terminal Credit Agreement were paid in full and such agreement was terminated. See Note 19, Subsequent Events.
Bonds Payable
Series 2010 Bonds—On December 1, 2010, Jefferson County Development Corporation issued $300,000 of tax-exempt industrial bonds, the Series 2010 Bonds, which provided tax-exempt financing for businesses, to be used for specific purposes to stimulate the economy of the respective beneficiary counties. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust, as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds required approval from a trustee prior to release of funds. The Series 2010 bonds had a stated maturity date of December 1, 2040, bore interest at a rate of 0.6% per year, and the principal amount was due at maturity.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

In accordance with the terms of the trust indenture and security agreements, Series 2010 Bonds could be tendered by bondholders and purchased by the Company using the unused restricted cash proceeds. During the year ended December 31, 2014, $2,000 of principal was repaid related to the Series 2010 Bonds and the remaining $298,000 of principal was tendered by the bondholders and purchased by the Company utilizing unused restricted cash proceeds. As of December 31, 2014, Series 2010 Bonds purchased by the Company were deemed to be owned by the Company, and in the Consolidated Balance Sheet, the Company had $298,000 of Tendered Bonds and an equal corresponding amount in Debt. Tendered bonds did not convey principal or interest payments while held by the Company.
During year ended December 31, 2015, the Jefferson County Industrial Development Corporation, the Company, and Amegy Bank as the related trustee, agreed to cancel the Series 2010 Bonds. Accordingly, as of December 31, 2015, the Series 2010 Bonds are deemed cancelled and are no longer reported within Tendered Bonds or Debt in the Consolidated Balance Sheet.
Series 2012 Bonds—On August 1, 2012, Jefferson County Development Corporation issued $46,875 of tax-exempt industrial bonds (“Series 2012 Bonds”), to specifically fund construction and operation of an intermodal transfer facility for crude oil and refined petroleum products. The proceeds of this issuance were loaned to Jefferson Terminal, to be held in trust, as restricted cash, to ensure adherence to the restrictions of use of the funds. Use of the proceeds requires approval from a trustee prior to release of funds. Such restricted cash may only be released to us after payment of applicable reserves, including a six-month interest reserve, and expenses, as determined by the trustee. The Series 2012 Bonds have a stated maturity of July 1, 2032, bear interest at 8.25%, and require scheduled principal payments. The principal of the Series 2012 Bonds is payable annually at varying amounts.
In connection with the Company’s acquisition of Jefferson Terminal (Note 3), the Series 2012 Bonds were recorded at a fair value of $48,554, which represented a premium of $1,823 as compared to their face value at the date of acquisition; such premium is being amortized using the effective interest method over the remaining contractual term of the Series 2012 Bonds.

The Series 2012 Bond agreement contains a financial covenant requiring a subsidiary of the Company to maintain a long-term debt service coverage ratio, as defined in the agreement, of 1.25 to 1, in each fiscal year, beginning with December 31, 2014. At December 31, 2015, the Company was in compliance with all the covenants under the Series 2012 Bonds.
Note Payable to Non-Controlling Interest
Note Payable to Non-Controlling Interest—In May 2013, in connection with the capitalization of a consolidated subsidiary, the Company and the owner of the non-controlling interest loaned approximately $18,275 and $3,225, respectively, to the entity in proportion to their respective ownership percentages of 85% and 15%. The loans bear interest at an annual rate of 5% and require monthly payments of principal and interest through their final maturity in May 2021. The loan amount funded by the Company and related interest have been eliminated in consolidation.

At December 31, 2015, scheduled principal repayments under the Company’s debt agreements for the next five years and thereafter are summarized as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Bonds payable (excluding unamortized premium of $1,751)	$1,320	$1,425	$1,545	$1,670	$1,810	$37,740	$45,510
Loans payable	22,900	48,591	101,515	48,438	—	—	221,444
Note payable to non-controlling interest	571	403	403	403	572	—	2,352
Total	$24,791	$50,419	$103,463	$50,511	$2,382	$37,740	$269,306

10.	FAIR VALUE MEASUREMENTS

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
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2015	December 31, 2015
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$381,703	$381,703	$—	$—	Market
Restricted cash	21,610	21,610	—	—	Market
Derivative assets	101	—	101	—	Income
Total assets at fair value	$403,414	$403,313	$101	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2014	December 31, 2014
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$22,125	$22,125	$—	$—	Market
Restricted cash	21,084	21,084	—	—	Market
Derivative assets	232	—	232	—	Income
Total assets at fair value	$43,441	$43,209	$232	$—
At December 31, 2015 and December 31, 2014, the Company had no liabilities that were measured at fair value on a recurring basis.
The Company’s cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid and easily tradable. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy. The Company’s derivatives are valued using discounted cash flow models with observable market inputs (i.e., cash rates, futures rates, swap rates and contractual cash flows) that can be verified and do not involve significant judgments and are therefore classified as Level 2 within the fair value hierarchy.
Except as discussed below, the Company’s financial instruments other than cash and cash equivalents, restricted cash, and derivatives consist principally of accounts receivable, accounts payable and accrued liabilities, bonds payable, security

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
At December 31, 2015 and December 31, 2014, the Company’s notes receivable, included as a component of other assets on the accompanying Consolidated Balance Sheets, consisted of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At December 31, 2015, the Company's notes receivable also included a $14,869 loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site. The fair values of these notes receivable approximate carrying value due to both bearing a market rate of interest for similar types of loans and is classified as Level 2 within the fair value hierarchy.
The fair values of Container Loan #1 and Container Loan #2, reported in Debt on the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, were approximately $34,758 and $42,515, respectively, and $11,359 and $19,129, respectively, based upon current market interest rates for similar types of loans. The fair value of Series 2012 bonds, reported in Debt on the Consolidated Balance Sheets, was approximately $49,268 at December 31, 2015 and approximated carrying value at December 31, 2014, based upon market prices for similar municipal securities. The fair values of all other items reported as Debt on the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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
During the years ended December 31, 2015 and 2014, no impairment charges were recognized related to the Company's assets and liabilities measured at fair value on a recurring basis. See Note 7 for impairment recorded by the Company's investment in unconsolidated entity during the year ended December 31, 2015.

11.	REVENUES
Components of revenue are as follows:

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$42,924	$21,959	$—	$—	$—	$64,883
Maintenance revenue	17,286	—	—	—	—	17,286
Finance lease income	—	1,665	7,082	—	—	8,747
Other revenue	1,120	607	100	—	—	1,827
Total equipment leasing revenues	$61,330	$24,231	$7,182	$—	$—	$92,743
Infrastructure revenues
Lease income	—	—	—	4,620	—	4,620
Rail revenues	—	—	—	—	25,550	25,550
Terminal services revenues	—	—	—	13,655	—	13,655
Total infrastructure revenues	—	—	—	$18,275	$25,550	$43,825
Total revenues	$61,330	$24,231	$7,182	$18,275	$25,550	$136,568

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$14,991	$12,690	$—	$—	$—	$27,681
Maintenance revenue	5,964	—	—	—	—	5,964
Finance lease income	—	1,716	8,297	—	—	10,013
Other revenue	3	224	99	—	—	326
Total equipment leasing revenues	$20,958	$14,630	$8,396	$—	$—	$43,984
Infrastructure revenues
Lease income	—	—	—	1,325	—	1,325
Rail revenues	—	—	—	—	9,969	9,969
Terminal services revenues	—	—	—	2,652	—	2,652
Total infrastructure revenues	—	—	—	$3,977	$9,969	$13,946
Total revenues	$20,958	$14,630	$8,396	$3,977	$9,969	$57,930

	Year Ended December 31, 2013
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$4,282	$5,002	$—	$—	$—	$9,284
Maintenance revenue	2,242	—	—	—	—	2,242
Finance lease income	—	262	7,519	—	—	7,781
Other revenue	121		102	—	—	223
Total equipment leasing revenues	6,645	5,264	7,621	—	—	19,530
Total revenues	$6,645	$5,264	$7,621	$—	$—	$19,530

Minimum future annual revenues contracted to be received under existing operating leases of equipment at December 31, 2015 are as follows:

Year ending December 31,
2016	$59,111
2017	44,623
2018	32,054
2019	16,877
2020	7,206
Thereafter	1,452
$161,323

12.	EQUITY-BASED COMPENSATION
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
As of December 31, 2015, the Incentive Plan provides for the issuance of up to 30,000,000 shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Compensation (“ASC 718”) and is reported within Operating Expenses and General and Administrative in the Consolidated Statements of Operations.
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

		Year Ended December 31, 2015
Expected volatility	Due to the lack of historical data for the Company’s own stock, the Company has based its expected volatility on a representative peer group with similar business characteristics.	28%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	2.4%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.50%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	5 years

	Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2015	—
Granted	15,000	$16.98
Exercised	—
Forfeited and cancelled	—
Stock options outstanding and exercisable as of December 31, 2015	15,000	16.98	9.42	$—
Restricted Shares
Starting in 2014, the Company has granted equity based compensation to employees of a subsidiary consisting of 1.3 million restricted shares of such subsidiary’s equity instruments in exchange for services to be provided. One award for 1.25 million restricted shares vests in three tranches over three years, subject to continued employment and the achievement of three separate performance conditions based on EBITDA for that subsidiary, as defined. The award expires in August 2017. The award is equity based, with compensation expense recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved. The grant date fair value of the award is $23,879 which was based on the fair value per share on August 27, 2014, the date of grant, and estimated using a market approach. As of December 31, 2015, the achievement of one performance condition representing 50% of the grant value remains probable.
A second award vests over four years, subject to continued employment. The grant date fair value of the award is $800, which is based on the fair value per share on the date of grant, estimated using a market approach.
All restricted shares were outstanding and unvested as of December 31, 2015 and December 31, 2014. The awards have an assumed forfeiture rate of zero.
Common Units
Starting in 2014, the Company has granted equity based compensation to employees of a subsidiary consisting of 1.4 million common units of such subsidiary’s equity instruments with an aggregate grant date fair value of $1,688 in exchange for services to be provided. The awards have varying terms, ranging between 16 and 36 months, and vest subject to continued employment through each respective vesting date. The awards are equity based, with compensation expense

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

recognized ratably over the vesting periods. The awards have an assumed forfeiture rate of zero. As of December 31, 2015 and December 31, 2014, 733 and 1,300 common units were nonvested, respectively. During the year ended December 31, 2015, 617 common units vested, with a fair value of $765.
The fair value of the awards are based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement dates.
The Company’s Statements of Operations includes the following expense related to its stock-based compensation arrangements:

	Year Ended December 31, 2015	Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
Stock Options	$24	$—
Restricted Shares	3,432	20,110
Common Units	1,206	354
Total	$4,662	$20,464
During the year ended December 31, 2014, the Company recorded stock-based compensation expense related to restricted shares and common units of $1,137 and $128, respectively.

13.	INCOME TAXES

The current and deferred components of the income tax expense included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$86	$700	$—
State and local	45	15	—
Foreign	222	—	—
Total current provision	353	715	—

Deferred:
Federal	(79)	158	—
State and local	—	1	—
Foreign	312	—	—
Total deferred provision (benefit)	233	159	—

Total provision for income taxes	$586	$874	$—
The Company is taxed as a flow-through entity for U.S. income tax purposes and its taxable income or loss generated is the responsibility of its owners. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The difference between the Company's reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	December 31,
	2015	2014	2013
U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
Income not subject to tax	25.2%	(241.2)%	(35.0)%
State and local taxes	(0.2)%	0.4%
Foreign taxes	(1.9)%	—%
Other	(0.2)%	—%
Change in valuation allowance	(60.0)%	228.8%
Provision for income taxes	(2.1)%	23.0%	—%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$24,234	$6,144
Accrued expenses	1,767	1,934
Interest expense	4,038	1,033
Other	2,712	451
Total deferred tax assets	32,751	9,562
Less valuation allowance	(24,786)	(8,675)
Net deferred tax assets	7,965	887
Deferred tax liabilities:
Fixed assets	$8,357	$1,046
Net deferred tax liabilities	$(392)	$(159)
Current and deferred tax assets and liabilities are reported in other assets and other liabilities, respectively, in the Consolidated Balance Sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company has analyzed its deferred tax assets and has determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2015 and December 31, 2014 of approximately $24,786 and $8,675, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance follows:

	December 31,
	2015	2014
Valuation allowance at beginning of period	$8,675	$—
Increase to valuation allowance attributable to:
Current year loss	16,111	8,675
Valuation allowance at end of period	$24,786	$8,675
As of December 31, 2015 and 2014, certain corporate subsidiaries of the Company had U.S. federal net operating loss carryforwards of approximately $62,014 and $13,000, respectively, and $60,646 and $12,300, respectively, of various state and local net operating loss carryforwards that are available to offset future taxable income, if and when it arises. These net operating loss carryforwards begin to expire in the year 2034. As of December 31, 2015 and 2014, the Company also had net operating loss carryforwards for Canadian federal and provincial income taxes of $6,672 and $4,000, respectively, which will begin to expire in the year 2034. As of December 31, 2015, the Company also had net operating loss carryforwards for Irish income tax purposes of $900, which can be carried forward indefinitely against future business income. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the corporate subsidiaries’ ability to generate sufficient taxable income prior to the expiration of the carryforward period. In addition,

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

the maximum annual use of net operating loss carryforwards may be limited in certain situations after changes in stock ownership occur.
As of and for the years ended December 31, 2015 and 2014, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state and local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2012. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

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
Pre-IPO Management Agreement
The pre-IPO management fee was calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage was applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined. During the years ended December 31, 2015, 2014, and 2013, pre-IPO management fees were $3,873, $5,463, and $2,211, respectively.
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

Certain employees of an affiliate of the Manager are or may become entitled to receive profit sharing arrangements from the Master GP, pursuant to which they receive a portion of the Master GP’s Incentive Return. The Company is not required to reimburse the Master GP for such amounts. During the years ended December 31, 2015, 2014, and 2013, the Master

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

GP did not incur any amounts payable to these employees under such profit sharing arrangements attributable to the operations of the Company.

Post-IPO Management Agreement

The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for the year ended December 31, 2015 was $11,145.

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

A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2.0% for such quarter (8.0% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2.00% but does not exceed 2.2223% for such quarter; and (3) 10.0% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the year ended December 31, 2015.

Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the year ended December 31, 2015.

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

The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During year ended December 31, 2015, expense reimbursement of $4,119 was recorded in General and Administrative and $2,181 was recorded in Acquisition and Transaction expenses in the Consolidated Statements of Operations.

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
As of December 31, 2015 and December 31, 2014, amounts receivable from the Manager or its affiliates of $0 and $335, respectively, are included within other assets on the Consolidated Balance Sheets. As of December 31, 2015 and December 31, 2014, amounts due to the Manager or its affiliates of $994 and $160, respectively, excluding accrued management fees, are included within other liabilities on the Consolidated Balance Sheets. As of December 31, 2015 and December 31, 2014, amounts due to the Manager or its affiliates of $1,506 and $3,626, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of December 31, 2015 and December 31, 2014, a private equity fund sponsored by Fortress owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at December 31, 2015 and December 31, 2014 was $71,321 and $54,273. For the year ending December 31, 2015 and December 31, 2014, the amount of this non-controlling interest share of net loss was $(7,950) and $(3,068), respectively.
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At December 31, 2015 and December 31, 2014, accounts payable due to this vendor was $4,708 and $14,025, respectively.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

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
The following tables set forth certain information for each reportable segment of the Company:
I. For the Year Ended December 31, 2015

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing	$61,330	$24,231	$7,182	$—	$—	$—	$92,743
Infrastructure	—	—	—	18,275	25,550	—	43,825
Total revenues	61,330	24,231	7,182	18,275	25,550	—	136,568

Expenses
Operating expenses	2,820	4,650	350	33,154	27,819	—	68,793
General and administrative	—	—	—	—	—	7,568	7,568
Acquisition and transaction expense	—	—	—	—	—	5,683	5,683
Management fees and incentive allocation to affiliate	—	—	—	—	—	15,018	15,018
Depreciation and amortization	23,549	5,967	—	13,897	1,895	—	45,308
Interest expense	—	3,794	2,393	12,546	578	—	19,311
Total expenses	26,369	14,411	2,743	59,597	30,292	28,269	161,681

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(6,956)	—	—	—	(6,956)
Gain (loss) on sale of equipment	3,053	—	—	(199)	565	—	3,419
Interest income	11	483	—	85	—	—	579
Other income (expense)	—	—	(14)	40	—	—	26
Total other income (expense)	3,064	483	(6,970)	(74)	565	—	(2,932)
Income (loss) before income taxes	38,025	10,303	(2,531)	(41,396)	(4,177)	(28,269)	(28,045)
Provision (benefit) for income taxes	668	—	(127)	41	—	4	586
Net income (loss)	37,357	10,303	(2,404)	(41,437)	(4,177)	(28,273)	(28,631)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	21	676	—	(17,376)	(121)	(5)	(16,805)
Net income (loss) attributable to shareholders	$37,336	$9,627	$(2,404)	$(24,061)	$(4,056)	$(28,268)	$(11,826)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income (Loss) attributable to shareholders:

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$37,777	$9,627	$7,991	$(22,153)	$(2,898)	$(22,557)	$7,787
Add: Non-controlling share of adjustments to Adjusted Net Income							1,333
Add: Equity in (losses) earnings of unconsolidated entities							(6,956)
Add: Cash payments for income taxes							507
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(3,552)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(14)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(5,683)
Less: Equity-based compensation expense							(4,662)
Less: Provision for income taxes							(586)
Net Loss attributable to shareholders							$(11,826)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$10,969	$—	$—	$—	$—	$—	$10,969
Asia	27,168	7,483	5,309	—	—	—	39,960
Europe	20,008	15,071	—	—	—	—	35,079
North America	2,304	1,677	1,873	18,275	25,550	—	49,679
South America	881	—	—	—	—	—	881
Total revenues	$61,330	$24,231	$7,182	$18,275	$25,550	$—	$136,568

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

II. For the Year Ended December 31, 2014

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing	$20,958	$14,630	$8,396	$—	$—		$43,984
Infrastructure	—	—	—	3,977	9,969		13,946
Total revenues	20,958	14,630	8,396	3,977	9,969	—	57,930

Expenses
Operating expenses	1,713	1,054	257	9,095	15,104	—	27,223
General and administrative	—	—	—	—	—	2,007	2,007
Acquisition and transaction expense	—	—	—	5,494	5,646	310	11,450
Management fees and incentive allocation to affiliate	—	—	—	—	—	5,463	5,463
Depreciation and amortization	9,445	2,801	—	2,763	989	—	15,998
Interest expense	—	1,248	2,840	1,552	187	45	5,872
Total expenses	11,158	5,103	3,097	18,904	21,926	7,825	68,013

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	6,093	—	—	—	6,093
Gain on sale of equipment	7,576	—	—	—	—	—	7,576
Interest income	26	160	—	—	—	—	186
Other income (expense)	—	—	(26)	46	—	—	20
Total other income	7,602	160	6,067	46	—	—	13,875
Income (loss) before income taxes	17,402	9,687	11,366	(14,881)	(11,957)	(7,825)	3,792
Provision for income taxes	490	—	100	284	—	—	874
Net income (loss)	16,912	9,687	11,266	(15,165)	(11,957)	(7,825)	2,918
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	704	—	(5,566)	—	—	(4,862)
Net income (loss) attributable to shareholders	$16,912	$8,983	$11,266	$(9,599)	$(11,957)	$(7,825)	$7,780

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$17,136	$8,976	$11,453	$(3,209)	$(6,183)	$(7,516)	$20,657
Add: Non-controlling share of adjustments to Adjusted Net Income							525
Add: Equity in earnings of unconsolidated entities							6,093
Add: Cash payments for income taxes							274
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(6,155)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(25)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(11,450)
Less: Equity-based compensation expense							(1,265)
Less: Provision for income taxes							(874)
Net Income attributable to shareholders							$7,780
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$7,818	$—	$—	$—	$—	$—	$7,818
Asia	3,246	7,483	6,024	—	—	—	16,753
Europe	8,240	5,432	—	—	—	—	13,672
North America	1,561	1,715	2,372	3,977	9,969	—	19,594
South America	93	—	—	—	—	—	93
Total revenues	$20,958	$14,630	$8,396	$3,977	$9,969	$—	$57,930

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

III. For the Year Ended December 31, 2013

	Year Ended December 31, 2013
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing	$6,645	$5,264	$7,621	$—	$—	$—	$19,530
Infrastructure	—	—	—	—	—	—	—
Total revenues	6,645	5,264	7,621	—	—	—	19,530

Expenses
Operating expenses	2,191	450	516	—	—	—	3,157
General and administrative	—	—	—	—	—	805	805
Acquisition and transaction expense	—	—	—	—	—	260	260
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,211	2,211
Depreciation and amortization	2,972	937	—	—	—	—	3,909
Interest expense	—	104	2,699	—	—	13	2,816
Total expenses	5,163	1,491	3,215	—	—	3,289	13,158

Other income
Equity in earnings of unconsolidated entities	—	2,700	7,625	—	—	—	10,325
Gain on sale of equipment	2,415	—	—	—	—	—	2,415
Gain on sale of unconsolidated entity	—	6,144	—	—	—	—	6,144
Interest income	23	—	—	—	—	—	23
Total other income	2,438	8,844	7,625	—	—	—	18,907
Income (loss) before income taxes	3,920	12,617	12,031	—	—	(3,289)	25,279
Provision for income taxes	—	—	—	—	—	—	—
Net income (loss)	3,920	12,617	12,031	—	—	(3,289)	25,279
Less: Net income attributable to non-controlling interests in consolidated subsidiaries	—	458	—	—	—	—	458
Net income (loss) attributable to shareholders	$3,920	$12,159	$12,031	$—	$—	$(3,289)	$24,821

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to Net Income attributable to shareholders:

	Year Ended December 31, 2013
	Equipment Leasing
	Aviation Leasing	Offshore Energy	Shipping Containers	Corporate	Total
Adjusted Net Income (Loss)	$3,920	$12,159	$12,031	$(3,029)	$25,081
Add: Non-controlling share of adjustments to Adjusted Net Income					—
Add: Equity in earnings of unconsolidated entities					10,325
Add: Cash payments for income taxes					—
Less: Incentive allocations					—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities					(10,325)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					—
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(260)
Less: Equity-based compensation expense					—
Less: Provision for income taxes					—
Net Income attributable to shareholders					$24,821

Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2013
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$654	$—	$—	$—	$—	$—	$654
Asia	1,714	5,002	6,665	—	—	—	13,381
Europe	3,319	—	—	—	—	—	3,319
North America	958	262	956	—	—	—	2,176
Total revenues	$6,645	$5,264	$7,621	$—	$—	$—	$19,530

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment, net and leasing equipment, net as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$443,532	$214,811	$86,237	$486,522	$34,411	$384,128	$1,649,641

Debt	—	69,540	46,099	146,011	9,407	—	271,057

Total liabilities	50,873	75,093	46,223	162,746	19,938	4,082	358,955

Non-controlling interests in equity of consolidated subsidiaries	899	7,692	—	113,514	1,714	584	124,403

Total equity	392,659	139,718	40,014	323,776	14,473	380,046	1,290,686

Total liabilities and equity	$443,532	$214,811	$86,237	$486,522	$34,411	$384,128	$1,649,641

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$56,927	$—	$—	$—	$—	$—	$56,927
Asia	189,364	39,138	—	—	—	—	228,502
Europe	130,632	135,442	—	—	—	—	266,074
North America	37,950	—	—	317,766	24,692	—	380,408
South America	4,448	—	—	—	—	—	4,448
Total property, plant and equipment and leasing equipment, net	$419,321	$174,580	$—	$317,766	$24,692	$—	$936,359

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Basic (loss) earnings per share (“EPS”) is calculated by dividing net (loss) income attributable to the Company by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net (loss) income attributable to the Company by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.

The Company completed an IPO on May 20, 2015 in which the Initial Shareholders, immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, the Company has retrospectively presented the shares outstanding for all prior periods presented.

The calculation of basic and diluted EPS is presented below (in thousands, except share and per share data).

	Year Ended December 31,
	2015	2014	2013
Net Income (loss) Attributable to Shareholders	$(11,826)	$7,780	$24,821
Weighted Average Shares Outstanding - Basic	67,039,439	53,502,873	53,502,873
Weighted Average Shares Outstanding - Diluted	67,039,439	53,502,873	53,502,873

Basic and Diluted EPS	$(0.18)	$0.15	$0.46

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

For the year ended December 31, 2015, 1,507 shares have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, a lessee has asserted that it is entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $3,978. No amount has been recorded for this matter in the Company's consolidated financial statements as of December 31, 2015, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
In connection with the formation of MT6015, a consolidated VIE (Note 2), the joint venture partner is obligated to fund an additional equity contribution of $11,925 and secure a charter for the vessel, at which time the Company would be obligated to contribute additional equity of $11,925.
Two of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was $3,717, $1,556, and $0 in years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.
As of December 31, 2015, minimum future rental payments under these leases are as follows:

December 31, 2015
2016	$6,724
2017	5,853
2018	5,259
2019	4,853
2020	4,176
Thereafter	76,967
$103,832

18.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table unaudited summary information of the Company's quarterly operations.

	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2015
Total revenues	33,973	33,564	35,233	33,798	136,568
Total expenses	33,226	40,194	43,475	44,786	161,681
Total other income (expense)	1,425	1,626	(7,664)	1,681	(2,932)
(Loss) Income before income taxes	2,172	(5,004)	(15,906)	(9,307)	(28,045)
Provision for income taxes	230	266	150	(60)	586
Net (loss) income	1,942	(5,270)	(16,056)	(9,247)	(28,631)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(3,506)	(4,433)	(4,318)	(4,548)	(16,805)
Net (loss) income attributable to shareholders	5,448	(837)	(11,738)	(4,699)	(11,826)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

(Loss) Earnings per Share:
Basic	0.10	(0.01)	(0.16)	(0.06)	(0.18)
Diluted	0.10	(0.01)	(0.16)	(0.06)	(0.18)
Weighted Average Shares Outstanding:
Basic	53,502,873	62,879,023	75,718,183	75,718,183	67,039,439
Diluted	53,502,873	62,879,023	75,718,183	75,718,183	67,039,439

	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2014
Total revenues	7,696	10,735	16,080	23,419	57,930
Total expenses	7,496	15,302	17,733	27,482	68,013
Total other income	1,561	3,779	3,755	4,780	13,875
(Loss) Income before income taxes	1,761	(788)	2,102	717	3,792
Provision for income taxes	159	399	156	160	874
Net (loss) income	1,602	(1,187)	1,946	557	2,918
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	176	165	(2,085)	(3,118)	(4,862)
Net (loss) income attributable to shareholders	1,426	(1,352)	4,031	3,675	7,780

(Loss) Earnings per Share:
Basic	0.03	(0.03)	0.08	0.07	0.15
Diluted	0.03	(0.03)	0.08	0.07	0.15
Weighted Average Shares Outstanding:
Basic	53,502,873	53,502,873	53,502,873	53,502,873	53,502,873
Diluted	53,502,873	53,502,873	53,502,873	53,502,873	53,502,873

19.	SUBSEQUENT EVENTS
On February 16, 2016, the Company terminated its lease arrangement related to its ROV Support Vessel and is currently pursuing a new lessee.
On March 1, 2016, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended December 31, 2015, payable on March 28, 2016 to the holders of record on March 18, 2016.
On March 7, 2016, the Port of Beaumont Navigation District of Jefferson County, Texas (the “District”) issued $144.2 million of Dock and Wharf Facility Revenue Bonds, Series 2016 (Jefferson Energy Companies Project) (the “Series 2016 Bonds”).  Proceeds from the issuance of the Series 2016 Bonds were used, in part, to reimburse Jefferson Railport Terminal II, LLC (“Jefferson Railport II”) for certain costs related to the development, construction and acquisition of certain facilities for the transport, loading, unloading, and storage of petroleum products (the “Facilities”) on behalf of the District.  On March 8, 2016, in connection with the issuance and sale of such bonds, Jefferson Gulf Coast Energy Holdings, LLC and its subsidiaries prepaid all amounts outstanding under the Jefferson Terminal Credit Agreement and the Jefferson Terminal Credit Agreement was terminated.
Construction of the Facilities has occurred, and will occur, on property leased by the District to Jefferson Railport II pursuant to a First Amended and Restated Ground Lease between Jefferson Railport II, as lessee, and the District, as lessor.  All such Facilities will be leased by the District to Jefferson Railport II pursuant to a Lease and Development Agreement between the District and Jefferson Railport II.

The Series 2016 Bonds are subject to mandatory tender for purchase at par on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the Series 2016 Bonds or redeemed prior to such date.  In the event all of the Series 2016 Bonds are not repurchased from proceeds of a remarketing or redeemed at February 13, 2020, Jefferson Railport and Jefferson Railport Terminal II Holdings LLC (“Jefferson Holdings”), a Delaware limited liability company and parent of Jefferson Railport II, have agreed to purchase the Series 2016 Bonds from the Holders thereof at par pursuant to a Standby Bond Purchase Agreement.  In addition, pursuant to the Standby Purchase Agreement, Jefferson Holdings will guarantee the payment of all Rent (as defined in the Facilities Lease) and all principal of and premium and interest on the Series 2016 Bonds payable prior to repurchase or redemption at February 13, 2020.
Under a Capital Call Agreement, the Company has agreed to make funds available to Jefferson Holdings in order to satisfy its obligation sunder the Standby Bond Purchase Agreement.  The Capital Call Agreement contains certain covenants applicable to the Company, including a negative lien covenant regarding Aviation Assets, as well as maintenance of a minimum total asset value of Aviation Assets and minimum total equity of the Company.
On March 9, 2016, the Company consummated the sale of approximately 39,000 shipping containers that were subject to a direct finance lease with a major Asian shipping line.  After the payoff of debt securing the containers, the Company received net proceeds of approximately $25 million.

Independent Auditor’s Report
To the Management of Intermodal Finance I Ltd:

We have audited the accompanying consolidated financial statements of Intermodal Finance I Ltd. and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations, comprehensive (loss) income, members’ equity and cash flows for each of the three years in the period ended December 31, 2015.
Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditor's Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermodal Finance I Ltd. and its subsidiaries as of December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in accordance with accounting principles generally accepted in the United States of America.
Other Matter
Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information contained in the Other Financial Information section is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the consolidated financial statements. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves and other additional procedures, in accordance with auditing standards generally accepted in the United States of America. In our opinion, the consolidating information is fairly stated, in all material respects, in relation to the consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position or results of operations of the individual companies and is not a required part of the consolidated financial statements. Accordingly, we do not express an opinion on the financial position or results of operations of the individual companies.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2016

INTERMODAL FINANCE I LTD.
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$4,796	$5,214
Restricted cash	2,117	2,320
Accounts Receivable	1,153	1,051
Leasing assets, net of accumulated depreciation of $7,305 and $4,449, respectively	47,735	74,045
Finance Leases, net	34,261	62,393
Deferred costs, net of accumulated amortization of $864 and $602, respectively	1,060	1,524
Other assets	31	8
Total Assets	$91,153	$146,555

LIABILITIES
Accounts payable and accrued liabilities	$60	$44
Management fees payable	80	92
Accrued interest payable	13	19
Accrued interest payable to affiliates	1	2
Term loan payable	65,564	97,727
Loans payable to affiliates	18,487	22,576
Syndication liabilities	3,201	5,152
Other liabilities	458	383
Total liabilities	87,864	125,995
Members’ equity	3,289	20,560
Total liabilities and members’ equity	$91,153	$146,555

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Equipment leasing revenue	$11,877	$12,380	$12,393
Finance revenue	4,145	7,951	12,482
Total revenues	16,022	20,331	24,875

EXPENSES
Direct operating expenses	301	207	382
Management fee	992	1,527	1,389
Depreciation and amortization	3,659	2,416	2,415
Interest expense	3,077	4,477	6,117
Interest expense-affiliates	411	545	737
Impairment expense	20,604	—	—
General and administrative expense	509	600	657
Total expenses	29,553	9,772	11,697

OTHER (LOSS) INCOME
Other income	247	45	6
Gain on early termination of finance lease	—	917	1,052
Loss on debt extinguishment	—	(119)	—
(Loss) gain on disposal of equipment	(766)	—	15
Total other (loss) income	(519)	843	1,073

NET (LOSS) INCOME	$(14,050)	$11,402	$14,251

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(14,050)	$11,402	$14,251
Other comprehensive income	—	—	—
Comprehensive (loss) income	$(14,050)	$11,402	$14,251

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,050)	$11,402	$14,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,936	2,693	2,689
(Gain) on early termination of finance lease	—	(917)	(1,052)
(Gain) loss on disposal of equipment	766	—	(15)
Impairment of equipment held for lease	20,604	—	—
Change in:
Accounts receivable	(102)	(267)	179
Other assets	(23)	7	(15)
Accounts payable and accrued liabilities	16	4	(157)
Accrued interest payable	(7)	(37)	(32)
Management fees payable	(12)	22	13
Other liabilities	75	379	(10)
Net cash provided by operating activities	11,203	13,286	15,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collections on direct finance leases	28,132	40,082	42,961
Proceeds from early termination of finance lease	—	20,335	5,990
Proceeds from disposal of equipment	1,499	—	121
Restricted cash	203	1,115	70
Net cash provided by investing activities	29,834	61,532	49,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on term loan	(32,163)	(36,325)	(41,657)
Principal repayments on loans payable to affiliates	(4,089)	(8,634)	(8,846)
Principal repayments on syndication liabilities	(1,951)	(4,609)	(3,617)
Deferred financing fee	(31)	(15)	(50)
Capital distributions	(3,221)	(24,674)	(10,728)
Net cash used in financing activities	(41,455)	(74,257)	(64,898)

Net (decrease) increase in cash and cash equivalents	(418)	561	95
Cash and cash equivalents, beginning of year	5,214	4,653	4,558
Cash and cash equivalents, end of year	$4,796	$5,214	$4,653

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$3,217	$4,782	$6,613
See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(dollar amounts in thousands)

	WWTAI Container HoldCo Ltd	Deutsche Bank AG	Total
Members’ Equity at December 31, 2013	$16,828	$17,004	$33,832
Capital distributions	(12,587)	(12,087)	(24,674)
Comprehensive income:
Net income for the period	5,815	5,587	11,402
Other comprehensive income	—	—	—
Total comprehensive income	5,815	5,587	11,402

Members’ Equity at December 31, 2014	10,056	10,504	20,560
Capital distributions	(1,643)	(1,578)	(3,221)
Comprehensive income:
Net loss for the period	(7,166)	(6,884)	(14,050)
Other comprehensive income	—	—	—
Total comprehensive loss	(7,166)	(6,884)	(14,050)

Members’ Equity at December 31, 2015	$1,247	$2,042	$3,289

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, unless otherwise noted)

1.    ORGANIZATION

Intermodal Finance I Ltd. (“Intermodal Finance”) is a Cayman Islands limited liability company which was formed on August 21, 2012 for the object and purpose of, directly or indirectly, investing in portfolios of shipping containers subject to operating leases or direct financing leases, and engaging in all activities incidental hereto.
The members of Intermodal Finance are WWTAI Container HoldCo Ltd., with a 51% interest, and Deutsche Bank AG, Cayman Islands Branch, with a 49% interest. Intermodal Finance shall continue in existence until such time as its members determine upon its winding up and dissolution. Intermodal Finance commenced operations on September 5, 2012.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Intermodal Finance and its subsidiaries. Intermodal Finance consolidates those entities which it has an investment of 50% or more and in which it has control over significant operating decisions, as well as variable interest entities in which Intermodal Finance is the primary beneficiary. All significant intercompany transactions and balances have been eliminated.
Intermodal Finance holds a variable interest in WWTAI Container 1 Ltd (“Container 1”), an entity which holds an investment in four direct finance leases, and has determined that it is the primary beneficiary of Container 1. Accordingly, Intermodal Finance consolidates Container 1 (collectively, the “Company”).
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
Risks and Uncertainties—In the normal course of business, the Company may encounter two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on leases, loans, securities or derivatives, as applicable, which results from the inability or unwillingness of a lessee, borrower, or derivative counterparty to make required or expected payments. Market risk reflects changes in the value of leasing assets (including residual value estimates), loans, securities or derivatives, as applicable, due to changes in interest rates or other market factors, including the value of the collateral underlying loans and the valuation of equity and debt securities. The Company conducts operations outside of the United States; such international operations are subject to risks, such as unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws.
Cash and Cash Equivalents—The Company considers all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents. Substantially all of the Company’s amounts on deposit with major financial institutions exceed insured limits.
Restricted Cash—Restricted cash consists of cash held in segregated accounts pursuant to the requirements of the Company’s Term Loan agreement (Note 4).
Deferred Costs and Amortization—Deferred financing costs incurred in connection with the Term Loan are amortized over the seven year term of the underlying loan. Amortization expense for the year ended December 31, 2015, 2014 and 2013 was approximately $277 thousand, $277 thousand and $274 thousand, respectively.

Deferred costs also include a commission paid to a third party in connection with the acquisition and leaseback of a portfolio of shipping containers. This commission is being amortized using the straight line method over the term of the underlying lease. Amortization expense for the year ended December 31, 2015, 2014 and 2013 was approximately $217 thousand, $248 thousand and $245 thousand, respectively.
Direct Finance Leases—Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income.
Leasing Equipment—Shipping containers held for lease are stated at initial cost and are depreciated on a straight-line basis to an estimated residual value over a 15 year useful life from date of manufacture. The shipping containers owned by the Company are being depreciated over remaining useful lives ranging from 0.5 to 2.5 years. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $3,442 thousand, $2,168 thousand and $2,170

INTERMODAL FINANCE I LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, unless otherwise noted)

thousand, respectively.
The Company recognizes repair and maintenance costs that do not extend the lives of the assets as incurred and includes them as a component of direct operating expenses in the consolidated statement of operations.
The Company performs a recoverability assessment of shipping container portfolios at least annually. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a decline in demand for the types of equipment owned by the Company, or other indicators of obsolescence. When performing a recoverability assessment, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the equipment exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, transition costs, estimated down time and estimated residual or scrap values for the equipment. In the event that the equipment does not meet the recoverability test, the carrying value of the equipment will be adjusted to fair value resulting in an impairment charge.
Management of the Company develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular container type and historical experience in the container leasing market, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, demand for a particular container type and other factors. In the event that the porfolio does not meet the recoverability test, the carrying value will be adjusted to fair value based on a discounted cash flow analysis, resulting in an impairment charge.
On September 30, 2015, Intermodal Finance I, Ltd. recorded an impairment charge of $20,604, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected.  Additionally, due to challenging market conditions for shipping containers, a limited number of the returned containers were sold at values lower than previously estimated.
Revenue Recognition—The Company leases shipping containers pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals.
The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis and places a likelihood of default percentage on each delinquent account individually. Changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts. At December 31, 2015, 2014 and 2013, there were no provisions for doubtful accounts on the Company’s accounts receivable.
The Company also holds a portfolio of direct finance lease receivables. In most instances, the leases include a bargain purchase option to purchase the leased equipment at the end of the lease term. Net investment in direct finance leases represents the receivables due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the life of the lease term and is recorded as finance revenue in the consolidated statement of operations. The principal component of the lease payment is reflected as a reduction to the net investment in direct finance leases.
Expense Recognition—The Company recognizes expenses as incurred on an accrual basis.
Comprehensive Income—Comprehensive income consists of net income and other gains and losses, net of tax, if any, affecting shareholders’ equity that, under GAAP, are excluded from net income. Such amounts include the changes in the fair value of derivative instruments, reclassification into the earnings of amounts previously deferred relating to the derivative instruments and foreign currency translation gains and losses. For the year ended December 31, 2015, 2014, and and 2013, there were no differences between the Company’s comprehensive income and the net income as presented in the consolidated statement of operations.
Foreign Currency—The Company’s functional and reporting currency is the U.S. dollar. Purchases and sales of assets and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions. Differences between these recorded amounts and the U.S. dollar equivalent actually received or paid are reported as net realized foreign currency gains or losses.
Federal Income Taxes—No income taxes have been provided for in these consolidated financial statements as each investor in the Company is individually responsible for reporting income or loss based upon its respective share of the Company’s income and expenses as reported for income tax purposes.

INTERMODAL FINANCE I LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, unless otherwise noted)

There are no uncertain tax positions that would require recognition in the consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The income tax returns filed by the Company are subject to examination by the U.S. Federal and state tax authorities.
Distributions and Allocations to Members—Distributions to members are recorded when paid or, in the case of an in-kind distribution, when distributed. The character of distributions made during the reporting period may differ from their ultimate characterization for federal income tax purposes due to book/tax differences in the character of income and expense recognition. Distributions and allocations are determined with respect to each member, as defined by and in accordance with the operating agreement.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its direct finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company’s three largest customers represented approximately 15%, 15%, 11%, and 4%, 16%, 11% (direct finance lease customers) and 74%, 58% and 47% (operating lease customer), respectively, of revenues for the years ended December 31, 2015, 2014 and 2013. Based on the in-place operating lease contract at December 31, 2015, 2014 and 2013, the maximum amount of loss the Company would incur if the operating lease customer failed completely to perform according to the terms of the lease would be approximately $8,431, $13,479 and $25,900 million, respectively. As it relates to the Company’s direct finance lease portfolio, the three largest customers account for approximately 68%, 14%, and 11%, 56%, 14% and 11% and 37%, 24% and 11%, of the outstanding principal at December 31, 2015, 2014 and 2013, respectively. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, with a view towards either selling or re-leasing the equipment. To date, the Company has not experienced any losses related to direct finance leases and does not expect future uncollectible amounts related to the principal balances receivable.
Deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2015, 2014 and 2013.
Unadopted Accounting Pronouncements—The FASB has recently issued or discussed a number of proposed standards on such topics as financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on the Company’s financial reporting. The Company has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.
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
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company will adopt ASU 2015-03 as

INTERMODAL FINANCE I LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, unless otherwise noted)

of January 1, 2016. Upon adoption, the Company will revise its balance sheet to present debt issuance costs as a direct deduction from Debt rather than within Other Assets.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

3.    SHIPPING CONTAINER PORTFOLIOS

Direct Finance Lease Portfolio-On September 5, 2012, the Company acquired a portfolio of 28 direct finance leases (“DFL’s”) representing 10 customers and comprising approximately 97,500 shipping containers for a net purchase price of $165,149. At the date of acquisition, the DFL’s had remaining terms ranging from 5 months to 5.33 years. At the date of acquisition, the remaining outstanding balance of the DFL’s was approximately $202,800, of which four of the DFL’s were subject to non-recourse syndication liabilities to third parties having an aggregate outstanding balance of approximately $21,800 (Note 5). In accordance with ASC 805, Business Combinations, the Company allocated the purchase price to the acquired assets and assumed liabilities based upon their relative fair values, as follows:

DFL receivables	$184,681
Cash	471
Accounts payable	(471)
Syndication liabilities	(19,532)
Total	$165,149
In September 2014, one of the DFL lessees completed an early buy-out of its obligations under three DFL’s for a payment of $20,335. Such amount exceeded the carrying values of these DFL’s by $917, which has been recorded as a gain on early termination of finance lease in the accompanying consolidated statement of operations.
In March 2013, one of the DFL lessees completed an early buy-out of its obligations under the DFL for a payment of $5,990. Such amount exceeded the carrying value by $1,052, which has been recorded as a gain on early termination of finance lease in the accompanying consolidated statement of operations.

INTERMODAL FINANCE I LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, unless otherwise noted)

The components of the Company’s net investment in direct financing leases are comprised as follows:

	December 31,
	2015	2014
Minimum lease payments	$38,323	$70,326
Less: Unearned income	(4,062)	(7,933)
Net investment in direct finance leases	$34,261	$62,393

At December 31, 2015, future minimum lease payments to be received under direct finance leases are as follows:

2016	$19,579
2017	11,110
2018	6,002
2019	1,632
Total	$38,323
Operating Lease Portfolio-On December 17, 2012, the Company acquired a portfolio of approximately 38,300 shipping containers for a purchase price of approximately $78,600 and simultaneously leased them back to the seller pursuant to nine separate operating leases having terms ranging from 27 months to 42 months. Pursuant to ASC 805-50, the entire purchase price was allocated to the underlying shipping containers.
Minimum future annual lease rentals to be received pursuant to operating leases of shipping containers at December 31, 2015 are as follows:

2016	$7,808
2017	623
Total	$8,431

4.    DEBT
Term Loan Payable
On September 5, 2012, the Company entered in to a Term Loan Agreement (the “Term Loan”) with Deutsche Bank AG, Cayman Islands Branch (the “Lender”) for an initial aggregate amount of $125,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Term Loan was amended to provide for an additional borrowing of $53,000 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Term Loan bear interest at either (i) LIBOR plus 3% or (ii) a Base Rate (equal to the higher of the Prime Rate or the Federal Funds Rate, plus 0.50%) plus a spread of 0.25%. In addition, an administrative agent fee calculated at a rate of 0.50% per annum is also payable. In April 2013, the administrative agent fee rate was reduced to 0.25%. In October 2014, the LIBOR spread was reduced to 2.75%. All borrowings under the Term Loan as of December 31, 2015 and 2014 were LIBOR based borrowings and the interest rate at December 31, 2015 and 2014 was approximately 2.97% and 2.91%, respectively (exclusive of the administrative agent fee). The Term Loan requires monthly payments of interest, administrative agent fees and scheduled amortization payments through its maturity on September 25, 2019. The Term Loan is secured by the Company’s interest in the shipping containers and related direct finance leases and operating lease agreements. Interest expense on the Term Loan for year ended December 31, 2015, 2014 and 2013 was $2,459, 3,758 and $5,000, respectively, exclusive of administrative agent fees of $210, $304 and $515, respectively.
Pursuant to the Term Loan agreement, amounts realized by the Company from its operations during each Collection Period, as defined, are accumulated as restricted cash in a Collection Account for disbursement according to payment priorities specified in the Term Loan agreement. Residual amounts remaining in the Collection Account after payment of required obligations are released to the Company.

INTERMODAL FINANCE I LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, unless otherwise noted)

At December 31, 2015, scheduled principal repayments under the Term Loan for the next five years are summarized as follows:

2016	$20,887
2017	12,276
2018	5,969
2019	21,039
2020	5,393
Total	$65,564
Class B Term Loan Payable to Affiliates
On September 5, 2012, the Company entered in to a Class B Term Loan Agreement (the "Class B Loan”) with its members, pursuant to which it borrowed an initial aggregate amount of $25,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Class B Loan was amended to provide for an additional borrowing of approximately $15,100 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Class B Loan are unsecured and bear interest at a rate of 2%. Interest expense on the Class B Loan for the year ended December 31, 2015, 2014 and 2013 was approximately $411, $545 and $737, respectively. Payments of principal and interest on the Class B Loan are subject to the available cash flow of the Company remaining in the Collection Account after satisfaction of senior payment priorities as delineated in the Term Loan agreement. The Class B Loan matures on September 25, 2017, at which time all remaining balances of principal and accrued interest are due.
Remaining scheduled principal repayments under the Class B Loan are summarized as follows:

2016	$1,085
2017	17,402
Total	$18,487

5.    SYNDICATION LIABILITIES
In connection with the acquisition of the DFL’s in September 2012, the Company assumed syndication liabilities to third parties relating to four of the acquired DFL contracts. The syndication liabilities have remaining terms equal to the remaining terms of the associated DFL contracts, which had ranges from 28 months to 42 months. The acquisition date fair value ascribed to these obligations was approximately $19,500. Interest on the syndication liabilities is recognized using the effective interest method at rates which range from 2.30% to 4.44%. Interest expense recognized on the syndication liabilities amounted to approximately $342, $561 and $845 during the year ended December 31, 2015, 2014 and 2013. The obligations pursuant to these arrangements are non recourse to the Company and the sole source of payment for these obligations is the cash flows generated from the underlying DFL contracts.
In September 2014, in connection with the early termination of three DFL’s, the Company settled the associated liabilities related to the syndication holder in those DFL contracts and extinguished the liabilities at their nominal value of approximately $2,136. The amount paid exceeded the carrying value by approximately $119, accordingly such amount has been reflected in the accompanying statement of operations as a loss on extinguishment of debt.
Scheduled repayments of the syndication liabilities for the remaining terms of the associated DFL contracts summarized as follows:

2016	$1,994
2017	1,207
Total	$3,201

INTERMODAL FINANCE I LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, unless otherwise noted)

6.    MANAGEMENT AGREEMENT
The Company has engaged Container Leasing International LLC (the “Manager”) to manage and administer its DFL portfolio pursuant to a management agreement having an initial term of 10 years and providing for three additional extension terms of one-year each. Pursuant to the management agreement, the Manager receives (i) a base monthly fee equal to 1.5% of payments received on the DFL contracts and is entitled to receive additional fees, as applicable, equal to (a) 5% of the sum of net sales proceeds and casualty proceeds for containers which have been sold or lost and (b) a recovery fee of 25 dollars for each container recovered by the Manager following the occurrence of a lessee default under a DFL contract and (ii) a base monthly fee equal to (a) 4% of the Net Operating Income, as defined, of the containers subject to operating leases and an additional fee of 5% of the net sales proceeds from the sale or disposal of containers subject to operating leases.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS
In assessing the fair value of financial instruments, the Company applies the provisions included in ASC 820 “Fair Value Measurements and Disclosures.” ASC 820 provides that fair value is a market-based measurement, not an entity-specific measurement. It further clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820 requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3: Unobservable inputs for which there is little or no market data and which require internal development of assumptions about how market participants price the asset or liability.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, term loan payable, loans payable to affiliates and syndication liabilities. The fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued liabilities approximates their carrying values because of their short term nature.
The fair value of the term loan payable is based on inputs classified as Level 2 in the fair value hierarchy and approximates its carrying value because such loan bears interest at a floating market rate for similar types of loans.
The fair value of loans payable to affiliates is based on inputs classified as Level 2 in the fair value hierarchy and approximates its carrying value as such loans bear interest at market rate for similar types of instruments.

8.    SUBSEQUENT EVENTS

The Company has evaluated whether any material events have occurred subsequent to the balance sheet date through March 9, 2016 the date the consolidated financial statements were available to be issued.

OTHER FINANCIAL INFORMATION

Intermodal Finance I Ltd.
Consolidating Balance Sheet
(dollar amounts in thousands)
December 31, 2015

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$1,544	$3,252	$—	$4,796
Restricted cash	2,117	—	—	2,117
Accounts receivable	1,153	—	—	1,153
Leasing equipment, net of accumulated depreciation of $7,305	47,735	—	—	47,735
Net investment in direct finance leases	10,713	23,548	—	34,261
Deferred costs, net of accumulated amortization of $864	1,060	—	—	1,060
Other assets	31	—	—	31
Due from affiliates	23,599	—	(23,599)	—
Total assets	$87,952	$26,800	$(23,599)	$91,153

LIABILITIES
Accounts payable and accrued liabilities	$60	$—	$—	$60
Management fees payable	80	—	—	80
Accrued interest payable	13	—	—	13
Accrued interest payable to affiliates	1	—	—	1
Term loan payable	65,564	—	—	65,564
Loans payable to affiliates	18,487	—	—	18,487
Syndication liabilities	—	3,201	—	3,201
Other liabilities	458		—	458
Due to affiliate	—	23,599	(23,599)	—
Total liabilities	84,663	26,800	(23,599)	87,864
Members’ equity	3,289	—	—	3,289
Total liabilities and members’ equity	$87,952	$26,800	$(23,599)	$91,153

Intermodal Finance I Ltd.
Consolidating Balance Sheet
(dollar amounts in thousands)
December 31, 2014

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$1,573	$3,641	$—	$5,214
Restricted cash	2,320	—	—	2,320
Accounts receivable	1,051	—	—	1,051
Leasing equipment, net of accumulated depreciation of $4,449	74,045	—	—	74,045
Net investment in direct finance leases	22,940	39,453	—	62,393
Deferred costs, net of accumulated amortization of $602	1,524	—	—	1,524
Other assets	8	—	—	8
Due from affiliates	37,561	—	(37,561)	—
Total assets	$141,022	$43,094	$(37,561)	$146,555

LIABILITIES
Accounts payable and accrued liabilities	$44	$—	$—	$44
Management fees payable	92	—	—	92
Accrued interest payable	19	—	—	19
Accrued interest payable to affiliates	2	—	—	2
Term loan payable	97,727	—	—	97,727
Loans payable to affiliates	22,576	—	—	22,576
Syndication liabilities	—	5,152	—	5,152
Other liabilities	2	381	—	383
Due to affiliate	—	37,561	(37,561)	—
Total liabilities	120,462	43,094	(37,561)	125,995
Members’ equity	20,560	—	—	20,560
Total liabilities and members’ equity	$141,022	$43,094	$(37,561)	$146,555

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2015

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$11,877	$—	$—	$11,877
Finance revenue	1,490	2,655	—	4,145
Participation income-affiliate	2,080	—	(2,080)	—
Total revenues	15,447	2,655	(2,080)	16,022

EXPENSES
Direct operating expenses	106	195	—	301
Management fee	992	—	—	992
Depreciation and amortization	3,659	—	—	3,659
Interest expense	2,735	342	—	3,077
Interest expense-affiliates	411	—	—	411
General and administrative expense	471	38	—	509
Impairment expense	20,604	—	—	20,604
Participation expense-affiliate	—	2,080	(2,080)	—
Total expenses	28,978	2,655	(2,080)	29,553

OTHER (LOSS) INCOME
Other income	247	—	—	247
Loss on disposal of equipment	(766)	—	—	(766)
Total other (loss) income	(519)	—	—	(519)

NET LOSS	$(14,050)	$—	$—	$(14,050)

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2014

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$12,380	$—	$—	$12,380
Finance revenue	4,444	3,507	—	7,951
Participation income-affiliate	3,300	—	(3,300)	—
Total revenues	20,124	3,507	(3,300)	20,331

EXPENSES
Direct operating expenses	—	207	—	207
Management fee	1,527	—	—	1,527
Depreciation and amortization	2,416	—	—	2,416
Interest expense	4,035	442	—	4,477
Interest expense-affiliates	545	—	—	545
General and administrative expense	528	72	—	600
Participation expense-affiliate	—	3,300	(3,300)	—
Total expenses	9,051	4,021	(3,300)	9,772

OTHER INCOME
Other income	—	45	—	45
Gain on early termination of finance lease	329	588	—	917
Loss on debt extinguishment	—	(119)	—	(119)
Total other income	329	514	—	843

NET INCOME	$11,402	$—	$—	$11,402

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2013

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$12,393	$—	$—	$12,393
Finance revenue	5,723	6,759	—	12,482
Participation income-affiliate	5,524	—	(5,524)	—
Total revenues	23,640	6,759	(5,524)	24,875

EXPENSES
Direct operating expenses	—	382	—	382
Management fee	1,389	—	—	1,389
Depreciation and amortization	2,415	—	—	2,415
Interest expense	5,273	844	—	6,117
Interest expense-affiliates	737	—	—	737
General and administrative expense	648	9	—	657
Participation expense-affiliate	—	5,524	(5,524)	—
Total expenses	10,462	6,759	(5,524)	11,697

OTHER INCOME
Gain on early termination of finance lease	1,052	—	—	1,052
Gain on disposal of equipment	15	—	—	15
Other income	6	—	—	6
Total other income	1,073	—	—	1,073

NET INCOME	$14,251	$—	$—	$14,251

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.        Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
In addition, no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B.        Other Information

Jefferson Terminal Financing
On March 7, 2016, the Port of Beaumont Navigation District of Jefferson County, Texas (the “District”) issued $144.2 million of Dock and Wharf Facility Revenue Bonds, Series 2016 (Jefferson Energy Companies Project) (the “Series 2016 Bonds”). Proceeds from the issuance of the bonds will be used (i) to pay for the development, construction and acquisition of certain facilities for the transport, loading, unloading, and storage of petroleum products, which have been or will be constructed on behalf of the District by Jefferson Railport Terminal II LLC (“Jefferson Railport”), a majority-owned subsidiary of Fortress Transportation and Infrastructure Investors LLC (the “Company”), (ii) pay capitalized interest on a portion of the Series 2016 Bonds and (iii) pay certain costs of issuance of the Series 2016 Bonds.
Indenture
On March 7, 2016, the District and The Bank of New York Mellon Trust Company, National Association (the “Trustee”), entered into a Trust Indenture and Security Agreement, dated as of February 1, 2016 (the “Indenture”), pursuant to which the Series 2016 Bonds were issued. The Series 2016 Bonds have a stated maturity of February 1, 2036 and bear interest at a rate of 7.25% during the initial rate period ending February 13, 2020 (the “Initial Bonds Remarketing Date”). Interest on the Series 2016 Bonds is payable beginning on August 1, 2016, and on each February 1 and August 1 thereafter.
The Series 2016 Bonds are subject to mandatory tender for purchase at par on the Initial Bonds Remarketing Date if they have not been repurchased with proceeds of a remarketing on such date or previously redeemed or defeased, as further described below.
The Series 2016 Bonds are subject to optional redemption during the period commencing August 1, 2019, and ending on the Initial Bonds Remarketing Date, at the option of the District, at a price equal to par plus a premium, as described in the Indenture.
The Indenture contains customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Series 2016 Bonds to become or to be declared due and payable.
The District’s obligations with respect to the Series 2016 Bonds are limited. The District is under no obligation to pay any portion of the purchase price of the Series 2016 Bonds subject to tender on the Initial Bonds Remarketing Date, other than from funds provided from a successful remarketing of the Series 2016 Bonds or funds provided under the Standby Bond Purchase Agreement, as further described below.
Standby Bond Purchase Agreement
On March 7, 2016, the District, the Trustee, and Jefferson Railport Terminal II Holdings LLC, a majority-owned subsidiary of the Company and parent of Jefferson Railport (“Jefferson Holdings”) and Jefferson Railport entered into the Standby Bond

Purchase Agreement, dated as of February 1, 2016. Pursuant to the Standby Bond Purchase Agreement, in the event all of the Series 2016 Bonds are not repurchased from the proceeds of a remarketing or redeemed or defeased on or before the Initial Bonds Remarketing Date, Jefferson Railport and Jefferson Holdings have agreed to purchase the Series 2016 Bonds from the holders thereof at par. In addition, pursuant to the Standby Bond Purchase Agreement, Jefferson Holdings has agreed to guarantee the payment of all principal of and premium and interest on the Series 2016 Bonds payable prior to repurchase or redemption on the Initial Bonds Remarketing Date and certain amounts due pursuant to the Facilities Lease. Pursuant to the Standby Bond Purchase Agreement, Jefferson Railport agreed to certain special purpose entity covenants, which require Jefferson Railport to operate in a manner designed to preserve its separateness from the business and affairs of FTAI Energy (as defined below), its member or any affiliate of FTAI Energy. The operating agreement of Jefferson Holdings also contains special purpose entity restrictions in order to preserve its bankruptcy remote entity status. The Standby Bond Purchase Agreement terminates on the earliest of (i) the repurchase of all, but not less than all, Series 2016 Bonds with proceeds of a remarketing, a redemption or a defeasance, (ii) the date that there are no Series 2016 Bonds outstanding and (iii) the third business day after the Initial Bonds Remarketing Date (provided no default by the purchasers has occurred and is continuing thereunder).
Capital Call Agreement
On March 7, 2016, the Company, FTAI Energy Holdings LLC (“FTAI Holdings”), FTAI Partner Holdings LLC, FTAI Midstream GP Holdings LLC, FTAI Midstream GP LLC, FTAI Midstream Holdings LLC, FTAI Energy Partners LLC (“FTAI Energy”) (each majority-owned subsidiaries of the Company) and Jefferson Holdings entered into a Capital Call Agreement, dated as of February 1, 2016. Pursuant to the Capital Call Agreement, the Company and its subsidiaries party thereto, other than Jefferson Holdings, jointly and severally agreed to make funds available to Jefferson Holdings to enable Jefferson Holdings to satisfy its obligations under the Standby Bond Purchase Agreement. The Capital Call Agreement contains certain covenants applicable to the Company, including a negative pledge covenant which prohibits the Company from incurring any liens securing indebtedness for borrowed money or capital leases on any asset of its subsidiaries that hold aviation assets (the “Aviation Subsidiaries”), a covenant that the Company will maintain on a consolidated basis “Total equity” that is not less than two times the aggregate principal of and interest payable on or before the Initial Bonds Remarketing Date on the Series 2016 Bonds, and a covenant that the Company will maintain on a consolidated basis an aggregate book value of assets constituting “Total assets” in the Company’s Aviation Leasing segment (or a successor segment), that is no less than (i) the aggregate principal of and interest payable on or before the Initial Bonds Remarketing Date on the Bonds, and all third-party costs, expenses and fees related to the Series 2016 Bonds payable as rent under the Facilities Lease, less (ii) any cash held in a separate account created to hold such funds on the date of determination. In the event that the Company and its Aviation Subsidiaries are not in compliance with the covenants described above, under certain circumstances the Company will be required to deposit cash into a separate account pledged to and held by the Trustee for the benefit of holders of the Series 2016 Bonds. The Capital Call Agreement terminates upon the date that is the earlier of (i) the date on which Jefferson Holdings receives funds directly or indirectly from the Company sufficient to satisfy its obligations under the Standby Bond Purchase Agreement, (ii) the termination of the Standby Bond Purchase Agreement in accordance with its terms and (iii) the third business day after the Initial Bonds Remarketing Date.
Fee and Support Agreement
On March 7, 2016, the Company also entered into an intercompany arrangement (the “Fee and Support Agreement”), with FTAI Holdings, FEP Terminal Holdings LLC, an affiliate of the Company (“FEP”), FTAI Energy and Jefferson Railport, pursuant to which FTAI Holdings and FEP covenanted and agreed, severally but not jointly, to be responsible on a pro rata basis (based on their relative equity ownership in FTAI Energy) for Jefferson Railport’s and Jefferson Holdings’ monetary obligations under the Standby Bond Purchase Agreement, in exchange for which FTAI Holdings and FEP will receive a fee from FTAI Energy of approximately $6.9 million to be shared by FTAI Holdings and FEP on the same pro rata basis. The Fee and Support Agreement was entered into by the Company, FTAI Holdings and FEP, respectively, in their capacity as existing equityholders of Jefferson Railport, and no consideration was paid to or received by or between any of them (except for the $6.9 million fee referenced above).  Wesley Edens, the Chairman of the Board of the Company and Co-Chairman and Principal of Fortress Investment Group LLC (“Fortress”), an affiliate of which is the manager of the Company, and Randal Nardone, the Chief Executive Officer, director and a Principal of Fortress, are currently the seed investors in FEP.  The Fee and Support Agreement provides that in no event shall any provision of such agreement limit the Company’s obligations pursuant to the Capital Call Agreement. The Fee and Support Agreement terminates upon the earlier of (i) the date on which Jefferson Holdings receives funds directly or indirectly from the Company sufficient to satisfy its obligations under the Standby Bond Purchase Agreement, (ii) the termination of the Standby Bond Purchase Agreement in accordance with its terms, (iii) the third business day after the Initial Bonds Remarketing Date and (iv) such other date on which all parties to the Fee and Support Agreement shall consent in writing to the termination of the Fee and Support Agreement. The Fee and Support Agreement was unanimously approved by the independent directors of the Company. Amounts payable to FTAI Holdings and FEP under the Fee and Support Agreement are expected to be paid in the form of additional indebtedness under an existing intercompany credit agreement between a subsidiary of FTAI Energy, as borrower, and a jointly owned subsidiary of FTAI Holdings and FEP, as lender.  Amounts outstanding under such credit agreement bear interest at a rate of 12% per annum.  The credit agreement matures on January 2, 2017.

Facilities Lease
On March 7, 2016, in connection with the issuance of the Series 2016 Bonds, Jefferson Railport and the District entered into a Lease and Development Agreement (Facilities Lease), dated as of February 1, 2016 (the “Facilities Lease”), whereby Jefferson Railport agreed to construct certain petroleum transport, loading, unloading, and storage facilities using proceeds from the Series 2016 Bonds and was granted the right to operate such facilities for a term expiring July 31, 2063, with the right to purchase such facilities at fair market value at any time during the term of the Facilities Lease, provided that if any Series 2016 Bonds are outstanding, such Series 2016 Bonds must be repurchased, redeemed or defeased before the facilities can be purchased. In connection therewith, Jefferson Railport also amended and restated its Ground Lease with the District. The Facilities Lease is a triple-net lease with rental payments equal to an amount sufficient (together with capitalized interest funded with proceeds of the Series 2016 Bonds and prepaid rent) to provide for the payment of interest on the Series 2016 Bonds to the Initial Bonds Remarketing Date, plus amounts sufficient to provide for the payment of principal of and interest on the Series 2016 Bonds when, if, and as repurchased in whole and remarketed and all third-party costs, expenses, fees and rebates related to the Series 2016 Bonds when due thereunder. The Facilities Lease contains customary event of default provisions and, in certain circumstances, cure rights.
Deed of Trust
On March 7, 2016, Jefferson Railport entered into a Leasehold Deed of Trust and Security Agreement, dated as of February 1, 2016 (the “Deed of Trust”), pursuant to which Jefferson Railport granted a deed of trust lien on and security interest in its interest in the Facilities Lease and in the Ground Lease and its interest in all buildings, fixtures, modifications, replacements, improvements, easements, rights-of-way, air/water/development rights, machinery and equipment on the Ground Lease site or with respect thereto to the Trustee to secure its obligations under the Standby Bond Purchase Agreement and its obligations to pay rent in accordance with the Facilities Lease.
Pursuant to a payoff letter dated as of March 7, 2016, all amounts outstanding under the credit agreement, dated as of August 27, 2014 (the “Jefferson Terminal Credit Agreement”), among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Holdings LLC (“Holdings”) and Jefferson Gulf Coast Energy Partners LLC (the “Borrower”), each majority-owned subsidiaries of the Company, and the lenders party thereto, were prepaid in full and the Jefferson Terminal Credit Agreement was terminated. The outstanding principal balance that was prepaid was $98.75 million, plus accrued and unpaid interest, applicable premiums and legal fees and expenses. No material early termination penalties were incurred by Holdings or the Borrower.

Amendment to LLC Agreement
On March 8, 2016, the Company adopted the First Amendment to its Amended and Restated Limited Liability Company Agreement in order to conform certain provisions thereof to the intent expressed in the registration statement filed in connection with the Company’s initial public offering.

Sale of Shipping Containers

On March 9, 2016, the Company consummated the sale of approximately 39,000 shipping containers that were subject to a direct finance lease with a major Asian shipping line. After the payoff of debt securing the containers, the Company received net proceeds of approximately $25 million.

PART III
Item 10.             Directors, Executive Officers and Corporate Governance

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

Item 11.             Executive Compensation

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.
Item 13.             Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.
Item 14.             Principal Accountant Fees and Services

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

PART IV
Item 15.             Exhibits; Financial Statement Schedules

(a)     Financial statements and schedules:

1. See "Financial Statements and Supplementary Data" included in Part II, Item 8 of this Form 10-K
2. Financial Statement Schedules

Schedule II - Valuation and qualifying accounts
Fortress Transportation and Infrastructure Investors LLC
December 31, 2015
(Dollars in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$111	$676		$(395) (i)	$392

Year ended December 31, 2014
Allowance for doubtful accounts	—	281		(170) (i)	111

Year ended December 31, 2013
Allowance for doubtful accounts	—	—		—	—

(i)	Uncollectible accounts written off, net of recoveries

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

(b) See Index to Exhibits immediately following the signature page of this this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board
March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Director and Chief Executive Officer
March 9, 2016

By:	/s/ Jonathan G. Atkeson
Jonathan G. Atkeson
Chief Financial Officer and Chief Operating Officer
March 9, 2016

By:	/s/ Scott Christopher
Scott Christopher
Chief Accounting Officer
March 9, 2016

By:	/s/ Paul R. Goodwin
Paul R. Goodwin
Director
March 9, 2016

By:	/s/ Ray M. Robinson
Ray M. Robinson
Director
March 9, 2016

By:	/s/ Martin Tuchman
Martin Tuchman
Director
March 9, 2016

INDEX TO EXHIBITS

	Exhibit No.	Description

	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
3.2
Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

	3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC
10.1
Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

†	10.2
Management and Advisory Agreement, dated as of  May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

†	10.3
Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

10.4
Registration Rights Agreement, dated as of  May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

10.5
Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).

10.6
Credit Agreement, dated as of August 27, 2014, among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Partners LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).

	10.7	Trust Indenture and Security Agreement between the District and The Bank of New York Mellon Trust Company, National Association, dated as of February 1, 2016.
10.8
Standby Bond Purchase Agreement among the Port of Beaumont Navigation District of Jefferson County, Texas, The Bank of New York Mellon Trust Company, National Association, Jefferson Railport Terminal II Holdings LLC and Jefferson Railport Terminal II LLC dated as of February 1, 2016.

10.9
Capital Call Agreement, by and among Fortress Transportation and Infrastructure Investors LLC, FTAI Energy Holdings LLC, FTAI Partner Holdings LLC, FTAI Midstream GP Holdings LLC, FTAI Midstream GP LLC, FTAI Midstream Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II Holdings LLC, dated as of February 1, 2016.

	10.10	Fee and Support Agreement, among FTAI Energy Holdings LLC, FEP Terminal Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II LLC, dated as of March 7, 2016.
10.11
Lease and Development Agreement (Facilities Lease), dated as of February 1, 2016, by and between the Port of Beaumont Navigation District of Jefferson County, Texas and Jefferson Railport Terminal II LLC.

	10.12	Deed of Trust of Jefferson Railport Terminal II LLC, dated as of February 1, 2016.
	21.1	Subsidiaries of Fortress Transportation and Infrastructure Investors LLC.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contracts and compensatory plans or arrangements.