Form 10-K/A
period 2015-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2016-04-29
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
There were 75,730,165 common shares representing limited liability company interests outstanding at April 14, 2016.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Fortress Transportation and Infrastructure Investors LLC (“FTAI,” the “Company,” “we,” or “our”) for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016 (the “Original Filing”).
We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015, and Part IV, Item 15 Exhibit 10.10 is being re-filed to correct certain information contained in such exhibit. The reference on the cover of the Original Filing to the incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
Except as set forth in Part III below and updates to the List of Exhibits and Index to Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;
•reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;
•our ability to take advantage of acquisition opportunities at favorable prices;
•a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;
•the relative spreads between the yield on the assets we acquire and the cost of financing;
•adverse changes in the financing markets we access affecting our ability to finance our acquisitions;
•customer defaults on their obligations;
•our ability to renew existing contracts and win additional contracts with existing or potential customers;
•the availability and cost of capital for future acquisitions;
•concentration of a particular type of asset or in a particular sector;
•competition within the aviation, energy, intermodal transport and rail sectors;
•the competitive market for acquisition opportunities;
•risks related to operating through joint ventures or partnerships or through consortium arrangements;
•obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;
•exposure to uninsurable losses and force majeure events;
•infrastructure operations may require substantial capital expenditures;
•the legislative/regulatory environment and exposure to increased economic regulation;
•exposure to the oil and gas industry’s volatile oil and gas prices;
•difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•our ability to maintain our exemption from registration under the 1940 Act and the fact that maintaining such exemption imposes limits on our operations;
•our ability to successfully utilize leverage in connection with our investments;
•foreign currency risk and risk management activities;
•effectiveness of our internal controls over financial reporting;
•exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;
•changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;
•our dependence on our Manager and its professionals and conflicts of interest in our relationship with our Manager;
•volatility in the market price of our common shares;
•the inability to pay dividends to our shareholders in the future; and
•other risks described in the “Risk Factors” section of this report.
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
PART III
Item 10.             Directors, Executive Officers and Corporate Governance
Board of Directors
Our Limited Liability Company Agreement ("LLC Agreement"), as amended, authorizes the number of directors to be not less than three, nor more than nine. The number of directors on the board is currently fixed at five. Our Board of Directors is divided into three classes. The members of each class of directors serve staggered three-year terms.
Our current Board of Directors is classified as follows:

Class	Term Expiration	Director	Age
Class I	2016	Paul R. Goodwin	73
		Ray M. Robinson	68
Class II	2017	Joseph P. Adams, Jr.	58
		Martin Tuchman	75
Class III	2018	Wesley R. Edens	54

Wesley R. Edens Chairman of the Board of Directors since May 2015
Mr. Edens has been the Chairman of our Board of Directors and has served on our Board of Directors since May 2015. Mr. Edens has been Chairman of the board of directors and Chief Executive Officer of Newcastle Investment Corp. from its inception until February 2007. Mr. Edens is a principal and a Co-Chairman of the Board of Directors of Fortress Investment Group LLC (“Fortress”), an affiliate of our manager (the “Manager”). Mr. Edens has been a principal and a member of the Management Committee of Fortress since co-founding Fortress in May 1998. Mr. Edens is responsible for the private equity and publicly traded alternative investment businesses of Fortress. He is also Chairman of the Board of Directors of each of New Senior Investment Group Inc., New Residential Investment Corp., Florida East Coast Railway Corp., New Media Investment Group Inc., Mapeley Limited, Nationstar Mortgage Holdings Inc., Intrawest Resorts Holdings, Inc. and OneMain Holdings Inc., and he is a director of Gaming and Leisure Properties Inc. Mr. Edens also previously served on the boards of the following publicly traded companies and registered investment companies: Brookdale Senior Living Inc. from September 2005 to June 2014; GAGFAH S.A. from September 2006 to June 2014; Penn National Gaming Inc. from October 2008 to November 2013; GateHouse Media Inc. from June 2005 to November 2013; Aircastle Limited from August 2006 to August 2012; Rail America Inc. from November 2006 to October 2012; Eurocastle Investment Limited, from August 2003 to November 2011; and Whistler Blackcomb Holdings Inc., from October 2012 to November 2012. Prior to forming Fortress Investment Group LLC, Mr. Edens was a partner and a managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and a managing director of Lehman Brothers. As a result of his past experiences, Mr. Edens has extensive credit, private equity finance and management expertise, as well as extensive experience as an officer and director of public companies. These factors and his other qualifications and skills, led our Board of Directors to conclude that Mr. Edens should serve as a director.

Joseph P. Adams, Jr. Chief Executive Officer and Director since May 2015
Mr. Adams is our Chief Executive Officer and has served on our Board of Directors since May 2015. He is a member of the Management Committee of Fortress and is a Managing Director at Fortress within the Private Equity Group. He has served as a member of the board of directors of Seacastle, Inc., SeaCube Container Leasing Ltd., Aircastle Limited and RailAmerica Inc. Previously, Mr. Adams was a partner at Brera Capital Partners and at Donaldson, Lufkin & Jenrette where he was in the transportation industry group. In 2002, Mr. Adams served as the first Executive Director of the Air Transportation Stabilization Board. Mr. Adams received a B.S. in Engineering from the University of Cincinnati and an M.B.A. from Harvard Business School. Mr. Adams’ experience, including his role serving as Deputy Chairman on a number of boards for portfolio companies of Fortress, provides the Board with valuable insights into how boards at other companies address issues similar to those faced by the Company. In addition, his experience as a private equity investor and investment and merchant banker provides the Board with valuable guidance on financial, strategic planning and investor relations matters, particularly as it relates to transportation related industries.

Paul R. Goodwin Director since May 2015
Mr. Goodwin has served on our Board of Directors since May 2015. He has been a member of the board of directors of SeaCube Container Leasing Ltd, since 2009 (which went private in May 2013). Mr. Goodwin also served on the board of directors of RailAmerica, Inc. from October 2009 through October 2012, on the board of directors of Manhattan Associates, Inc. from April 2003 through May 2011, and on the board of directors of the National Railroad Retirement Investment Trust from 2003 through 2006. From June 2003 through 2004, Mr. Goodwin served as a consultant to CSX Corporation, which, through its subsidiaries, operates the largest rail network in the eastern United States. From April 2000 until June 2003, Mr. Goodwin served as vice-chairman and chief financial officer of CSX Corporation. Mr. Goodwin started with CSX Corporation in 1965 and held various senior management positions with entities affiliated with CSX Corporation group, including executive vice president and chief financial officer, senior vice president finance and planning and executive vice president of finance and administration. Mr. Goodwin graduated from Cornell University with a Bachelor of Civil Engineering and received an MBA from George Washington University. Mr. Goodwin’s approximately fifty years of experience, including serving as vice-chairman and chief financial officer of CSX Corporation, is highly relevant to the Company. His experience provides the board of directors with a deep understanding of the freight railroad business and also provides financial expertise to the board of directors, including an understanding of financial accounting and reporting, including internal controls, and corporate finance and capital markets.

Ray M. Robinson Director since May 2015
Mr. Robinson has served on our Board of Directors since May 2015. Mr. Robinson has been the non-executive chairman of Citizens Trust Bank since May 2003. From 1996 to 2003 he served as the President of the Southern Region of AT&T Corporation. Mr. Robinson is a director of Aaron’s Inc. (Non-Executive Chairman), Acuity Brands Inc., American Airlines Group Inc. and Avnet, Inc. and was previously a director of Choicepoint Inc., Mirant Corporation, and RailAmerica, Inc. He was the president of Atlanta’s East Lake Golf Club from May 2003 to December 2005, and has been President Emeritus since December 2005. Mr. Robinson was the Chairman of Atlanta’s East Lake Community Foundation from November 2003 to January 2005 and has been Vice Chairman since January 2005. Mr. Robinson was selected as a director because of his extensive service on other public company boards, sales and marketing experience gained through senior leadership positions, extensive operational skills from his tenure at AT&T, and longstanding involvement in civic and charitable leadership roles in the community.

Martin Tuchman Director since May 2015
Mr. Tuchman has served on our Board of Directors since May 2015. Mr. Tuchman is Chief Executive Officer of the Tuchman Group, which oversees holdings in real estate, banking and international shipping, and has headed Kingstone Capital V, a private investment group, since 2007. He served on the board of directors of Horizon Lines, Inc. from November 2011 to May 2015 and on the board of directors for SeaCube Container Leasing Ltd. from March 2011 to April 2013. Mr. Tuchman served as the Vice Chairman of the First Choice Bank in Lawrenceville, N.J. from December 2008 to April 2015, and serves as Chairman of First Choice Bank since April 2015. In 1968, after helping develop the current standard for intermodal containers and chassis in connection with the American National Standards Institute, Mr. Tuchman co-founded Interpool, Inc., a leading container leasing business, which was sold to funds affiliated with Fortress, in 2007. In 1987, Mr. Tuchman formed Trac Lease, a chassis leasing company which was subsequently merged into Interpool, Inc. Mr. Tuchman holds a Bachelor of Science degree in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. from Seton Hall University. Mr. Tuchman’s experience in the container leasing and shipping industry and as Chief Executive Officer of The Tuchman Group provides the board with valuable insights on the financial and strategic planning matters, particularly as they relate to transportation related industries.

Executive Officers
The following table shows the names and ages of our executive officers and the positions held by each individual. A description of the business experience of each for at least the past five years follows the table.

Name	Age	Position
Joseph P. Adams, Jr.	58	Chief Executive Officer and Director
Jonathan G. Atkeson	43	Chief Financial Officer and Chief Operating Officer
Scott Christopher	43	Chief Accounting Officer
Joseph P. Adams, Jr. For information regarding Mr. Adams, see “Board of Directors” above.
Jonathan G. Atkeson has been our Chief Financial Officer and Chief Operating Officer since May 2015. Mr. Atkeson joined Fortress in July 2003 and is a managing director in the acquisitions area. From 2000 to 2003, Mr. Atkeson worked as a vice president in the private equity group at Whitney & Co., LLC. Prior to that, he was a member of the mergers & acquisitions group at Credit Suisse First Boston. Mr. Atkeson received a B.S.P.H. in Environmental Science and Engineering from the University of North Carolina at Chapel Hill and a J.D. from Yale Law School.
Scott Christopher has been our Chief Accounting Officer since May 2015. From 2010 to 2015, Mr. Christopher worked as Deputy Corporate Controller at American International Group, Inc. Prior to that, he worked at Deloitte & Touche LLP in various capacities in Audit, Advisory and Merger & Acquisition Services. Mr. Christopher received a Bachelor of Business Administration in Accounting from the University of Wisconsin - Madison and is a certified public accountant.
Corporate Governance
Statement on Corporate Governance
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our Board of Directors consists of a majority of independent directors (in accordance with the rules of the NYSE). Our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are each composed entirely of independent directors.
We have adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which delineate our standards for our officers and directors and employees of our Manager, an affiliate of Fortress Investment Group LLC. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our Code of Business Conduct and Ethics, Code of Ethics for Senior Officers, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our Board of Directors. Our website address is www.ftandi.com. You may also obtain these documents by writing the Company at 1345 Avenue of the Americas, 45th Floor, New York, New York 10105, Attention: Investor Relations.
As mentioned above, the Board of Directors has adopted a Code of Business Conduct and Ethics, which is available on our website, that applies to all employees of our Manager who provide services to us, and each of our directors and officers, including our principal executive officer and principal financial officer. The purpose of the Code of Business Conduct and Ethics is to promote, among other things, honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in public communications and reports and documents that the Company files with, or submits to, the SEC, compliance with applicable governmental laws, rules and regulations, accountability for adherence to the code and the reporting of violations thereof.
The Company has also adopted a Code of Ethics for Senior Officers, which is available on our website and which sets forth specific policies to guide the Company’s senior officers in the performance of their duties. This code supplements the Code of Business Conduct and Ethics described above. The Company intends to disclose any changes in or waivers from its Code of Ethics for Senior Officers by posting such information on our website.
Audit Committee
Our Board of Directors has a standing Audit Committee composed entirely of independent directors. The current members of the Audit Committee are Messrs. Goodwin (Chairman), Robinson and Tuchman, each of whom has been determined by our Board of Directors to be independent in accordance with the rules of the New York Stock Exchange and the SEC’s audit committee independence standards.
The Board of Directors has determined that Mr. Goodwin qualifies as an “Audit Committee Financial Expert” as defined by the rules of the SEC. As noted above, our Board of Directors has determined that Mr. Goodwin is independent under NYSE and SEC standards.

Section 16(a) of Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons beneficially owning more than ten percent of a registered class of a company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the NYSE.
To our knowledge, based solely on review of the copies of such reports furnished to us during the year ended December 31, 2015, all reports required to be filed by our directors, executive officers and greater-than-ten-percent owners were timely filed in compliance with the Section 16(a) filing requirements other than one Form 4 reporting one transaction for Mr. Atkeson, which was filed late.
Item 11.     Executive Compensation
Executive and Manager Compensation
Compensation
Each of our officers is an employee of our Manager or an affiliate of our Manager. Our officers are compensated by our Manager and do not receive any cash compensation directly from us. Our Manager is not able to segregate and identify any portion of the compensation that it awards to our officers as relating solely to service performed for us, because the services performed by our officers are not performed exclusively for us. Please refer to the section entitled “Certain Relationships and Related Transactions, and Director Independence-Transactions with Related Persons-Management Agreement with Fortress” for a description of the terms of the Management Agreement.
Because our management agreement with the Company’s Manager (the “Management Agreement”) provides that our Manager will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive any cash compensation directly from us. However, in their capacities as officers or employees of our Manager, or its affiliates, they devote such portion of their time to our affairs as is required for the performance of the duties of our Manager under the Management Agreement. We may, from time to time, at the discretion of the Compensation Committee of the Board of Directors, grant options to purchase common shares representing limited liability company interests of the Company (the “Common Shares”) or other equity interests in us to an affiliate of our Manager, who may in turn assign a portion of the options to its employees, including our officers.
Outstanding Equity Awards at Fiscal Year-End for 2015
None of our officers were granted any options as compensation for 2015. As of December 31, 2015, there were no outstanding options held by our officers.
Nonqualified Stock Option and Incentive Award Plan
The Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (the “Plan”), was adopted by the Board of Directors on May 11, 2015. The Plan is intended to facilitate the use of long-term equity-based awards and incentives for the benefit of the service providers to the Company and our Manager. A summary of the Plan is set forth below.
The Plan is administered by our Board of Directors, which has appointed our compensation committee (the “Compensation Committee”) to administer the Plan. As the administrator of the Plan, the Compensation Committee has the authority to grant awards under the Plan and to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it deems advisable for the administration of the Plan. The Committee also has the authority to interpret the terms and provisions of the Plan, any award issued under the plan and any award agreements relating thereto, and to otherwise supervise the administration of the Plan. In particular, the Compensation Committee has the authority to determine the terms and conditions of awards under the Plan, including, without limitation, the exercise price, the number of Common Shares subject to awards, the term of the awards and the vesting schedule applicable to awards, and to waive or amend the terms and conditions of outstanding awards. All decisions made by the Compensation Committee pursuant to the provisions of the Plan are final, conclusive and binding on all persons.
The terms of the Plan provide for the grant of options (that are not intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code), stock appreciation rights (“SARs”), restricted stock, performance awards and tandem awards to our Manager or to employees, officers, directors, consultants, service providers or advisors to either our Manager or the Company who have been selected by the Compensation Committee to be participants in the Plan.
We reserved 30,000,000 Common Shares for issuance under the Plan. On the date of any equity issuance by us during the ten-year term of the Plan, that number will be increased by a number of Common Shares equal to 10% of (i) the number of Common Shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our Common Shares, the number of Common Shares equal to the quotient obtained by dividing the gross capital raised in such equity issuance (as determined by the Compensation Committee) by the fair market value of a common share as of the date of such equity issuance

(such quotient, the “Equity Security Factor”). The Common Shares which may be issued pursuant to an award under the Plan may be treasury shares, authorized but unissued shares or shares acquired on the open market to satisfy the requirements of the Plan. Awards may consist of any combination of such shares, or, at our election cash. If any Common Shares subject to an award are forfeited, cancelled, exchanged or surrendered or if an award otherwise terminates or expires without a distribution of shares to the participant, such shares will again be available for grants under the Plan. The grant of a tandem award will not reduce the number of Common Shares reserved and available for issuance under the Plan.
Upon the occurrence of any event which affects the Common Shares in such a way that an adjustment of outstanding awards is appropriate to prevent the dilution or enlargement of rights under the awards, the Compensation Committee will make appropriate equitable adjustments. The Compensation Committee may also provide for other substitutions or adjustments in its sole discretion, including, without limitation, the cancellation of any outstanding award and payment in cash or other property in exchange thereof, equal to the excess, if any, of the fair market value of the shares or other property subject to the award over the exercise price, if any.
We anticipate that we will grant our Manager options in connection with our equity offerings as compensation for our Manager’s role in raising capital for us. In the event that we offer equity securities to the public, we intend to simultaneously grant to our Manager or an affiliate of our Manager a number of options equal to up to 10% of (i) the aggregate number of Common Shares being issued in such offering or (ii) if such equity issuance relates to equity securities other than our Common Shares, the number of Common Shares equal to the Equity Security Factor, in each case at an exercise price per share equal to the offering price per share, as determined by the Compensation Committee. The main purpose of these options is to provide transaction-specific compensation to the Manager, in a form that aligns our Manager’s interests with those of our shareholders, for the valuable services it provides in raising capital for us to invest through equity offerings. In addition, the plan enables the Manager to incentivize its employees who render services to us by making tandem equity awards to them and thus also aligning their interests with those of our shareholders. In each case, the Plan provides that such options will be fully vested as of the date of grant and exercisable as to 1/30 of the shares subject to the option on the first day of each of the 30 calendar months following the date of the grant. The Compensation Committee will determine whether the exercise price will be payable in cash, by withholding from Common Shares otherwise issuable upon exercise of such option or through another method permitted under the plan.
In addition, the Compensation Committee has the authority to grant such other awards to our Manager as it deems advisable, provided that no such award may be granted to our Manager in connection with any issuance by us of equity securities in excess of 10% of (i) the maximum number of Common Shares then being issued or (ii) if such equity issuance relates to equity securities other than our Common Shares, the maximum number of Common Shares determined in accordance with the Equity Security Factor. Our Board of Directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of Common Shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the equity securities sold in such offering and would be subject to NYSE rules.
Each of the Compensation Committee and our Manager also has the authority under the terms of the Plan to direct tandem options (“Tandem Options”) to employees of our Manager who act as officers or perform other services for us that correspond on a one-to-one basis with the options granted to our Manager, such that exercise by such employee of the Tandem Options would result in the corresponding options held by our Manager being cancelled. As a condition to the grant of Tandem Options, our Manager is required to agree that so long as such Tandem Options remain outstanding, our Manager will not exercise any options under any designated Manager options that relate to the options outstanding under such Tandem Options. If any Tandem Options are forfeited, expire or are cancelled without being exercised, the related options under the designated Manager options will again become exercisable in accordance with their terms. The terms and conditions of any Tandem Options (e.g., the per-share exercise price, the schedule of vesting, exercisability and delivery, etc.) will be determined by the Compensation Committee or the Manager, as the case may be, in its sole discretion and must be included in an award agreement, provided, that the term of such Tandem Options may not be greater than the term of the designated Manager options to which they relate.
All options granted to our Manager will become fully vested and exercisable upon a “change of control” (as defined in the Plan) or a termination of the Manager’s services to us for any reason, and any Tandem Options will be governed by the terms and condition set forth in the applicable award agreements, as determined by the Compensation Committee or the Manager, as the case may be.
As a general matter, the Plan provides that the Compensation Committee has the power to determine at what time or times each option may be exercised and, subject to the provisions of the Plan, the period of time, if any, after death, disability or other termination of employment during which options may be exercised. Options may become vested and exercisable in installments, and the exercisability of options may be accelerated by the Compensation Committee. To the extent permitted by applicable law, we may make loans available to the optionee in connection with the exercise of stock options. Such loans must be evidenced by the delivery of a promissory note and will bear interest and be subject to such other terms and conditions (including, without limitation, the execution by the optionee of a pledge agreement) as the Compensation Committee may determine. In any event, such loan amount may not exceed the sum of (x) the exercise price less the par value of the Common Shares subject to such option then being exercised plus (y) any federal, state or local income taxes attributable to such exercise.

The Compensation Committee may also grant SARs in tandem with all or part of, or completely independent of, a grant of options or any other award under the Plan. A SAR issued in tandem with an option may be granted at the time of grant of the related option or at any time during the term of such option. The amount payable in cash and/or Common Shares with respect to each SAR will be equal in value to a percentage (including up to 100%) of the amount by which the fair market value per share on the exercise date exceeds the fair market value per share on the date of grant of the SAR. The applicable percentage will be established by the Compensation Committee. The award agreement under which the SAR is granted may state whether the amount payable is to be paid wholly in cash, wholly in Common Shares or in any combination of the foregoing, and if the award agreement does not state the manner of payment, the Compensation Committee will determine such manner of payment at the time of payment. The amount payable in Common Shares, if any, is determined with reference to the fair market value per share on the date of exercise.
SARs issued in tandem with options shall be exercisable only to the extent that the options to which they relate are exercisable. Upon exercise of the tandem SAR, and to the extent of such exercise, the participant’s underlying option shall automatically terminate. Similarly, upon the exercise of the tandem option, and to the extent of such exercise, the participant’s related SAR will automatically terminate.
The Compensation Committee may also grant restricted shares, performance awards, and other stock and non-stock-based awards under the Plan. These awards will be subject to such conditions and restrictions as the Compensation Committee may determine, which may include, without limitation, the achievement of certain performance goals or continued employment with us through a specific period.
The Plan provides that each new non-officer or non-employee member of our Board of Directors will be granted an initial one-time grant of an option to purchase Common Shares upon the date of the first meeting of our Board of Directors attended by such director. Such initial option grant, which will be fully vested on the date of grant, will have an exercise price equal to the fair market value of the underlying Common Shares on the date of grant.
Potential Payments upon Termination or Change of Control
All options granted to our Manager will become fully vested and exercisable upon a “change of control” (as defined in the Plan). All Tandem Options will become fully vested and exercisable if the holder’s employment with our Manager or an affiliate of our Manager is terminated without cause within 12 months following a change of control. However, no optionholder will be entitled to receive any payment or other items of value upon a change in control.
Risk Management
Our officers receive compensation from our Manager based on their services both to us and to other entities, making their compensation unlikely to directly promote unreasonable risk-taking in the management of our business. Additionally, we grant options to our Manager in connection with our equity offerings to align our Manager’s interests with the interests of our shareholders while avoiding an emphasis purely on equity compensation. Based on the assessment of these factors, we concluded that we have a balanced compensation program that does not promote excessive risk taking.
Director Compensation
Compensation of Directors
The total annual compensation generally payable to our non-employee directors is $150,000. In addition, we pay an annual fee to the chair of the Audit Committee of $10,000. We also made a one-time payment of $9,000 in 2015 to each of Messrs. Goodwin and Robinson in respect of their services on a committee of the Board of Directors created to explore certain transactions. Fees to non-employee directors may be made by issuance of Common Shares, based on the value of such Common Shares at the date of issuance, rather than in cash, provided that any such issuance does not prevent such director from being determined to be independent and such shares are granted pursuant to a shareholder-approved plan or the issuance is otherwise exempt from NYSE listing requirements. Each non-employee director also received an initial one time grant of fully vested options to purchase 5,000 Common Shares under our Nonqualified Stock Option and Incentive Award Plan upon the date of the first meeting of our Board of Directors attended by such director. Affiliated directors are not separately compensated by us. All members of the Board of Directors are reimbursed for reasonable costs and expenses incurred in attending meetings of our Board of Directors.

Director Compensation Table for 2015

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Total
Paul R. Goodwin(2)	$—	$112,750	$8,029	$120,779
Ray M. Robinson	$102,750	$—	$8,029	$110,779
Martin Tuchman	$93,750	$—	$8,029	$101,779
________________

(1)
Pursuant to our Nonqualified Stock Option and Incentive Award Plan, each non-employee director received an initial one-time grant of options to purchase 5,000 Common Shares, exercisable on the grant date, at the first meeting of the board of directors attended by the director. The amounts in this column reflect the grant date fair value (computed in accordance with FASB ASC Topic 718) of these options. As of December 31, 2015, each of our non-employee directors held fully vested options to purchase 5,000 Common Shares.

(2)	In 2015, Mr. Goodwin elected to receive $112,750 of compensation for his services as a director in the form of Common Shares in lieu of cash.
Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See also Equity Compensation Plan Information contained in Item 5 of the Original Filing.
Listed in the following table is certain information with respect to the beneficial ownership of our Common Shares as of April 1, 2016 by each person known by us to be the beneficial owner of more than five percent of our Common Shares, and by each of our directors, director nominees and executive officers, both individually and as a group.
For purposes of this Annual Report Form 10-K, a “beneficial owner” means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:

(i)	voting power, which includes the power to vote, or to direct the voting of, our Common Shares; and/or

(ii)	investment power, which includes the power to dispose of, or to direct the disposition of, our Common Shares.
A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security at any time within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Arch Capital Holdings Ltd.(3)	6,068,085	8.0%
The Washington State Investment Board(4)	5,339,229	7.1%
Harvard Management Company, Inc.(5)	3,983,870	5.3%
Morgan Stanley(6)	3,860,059	5.1%
Fortress Investment Group LLC and certain affiliates(7)	748,644	1.0%
Wesley R. Edens(8)	964,368	1.3%
Paul R. Goodwin(9)	26,982	*
Ray M. Robinson(9)	5,000	*
Martin Tuchman(9)	270,000	*
Joseph P. Adams, Jr.(9)	144,828	*
Jonathan G. Atkeson(9)	78,931	*
Scott Christopher(9)	-	*
All directors, nominees and executive officers as a group (7 persons)	1,490,109	2.0%
 __________________________

*	Denotes less than 1%.

(1)
The address of all officers and directors listed above, and of Fortress Investment Group LLC and certain affiliates, are in the care of Fortress Investment Group LLC, 1345 Avenue of the Americas, 45th Floor, New York, New York 10105.

(2)	Percentages shown assume the exercise by such persons of all options to acquire Common Shares that are exercisable within 60 days of April 11, 2016, and no exercise by any other person.

(3)
No shared voting power or dispositive power as of November 10, 2015, solely based on a Schedule 13G filed with the SEC on April 14, 2016. Arch Capital Holdings Ltd.’s address is Ground Floor, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda.

(4)
No shared voting power or dispositive power as of November 10, 2015, solely based on a Schedule 13G filed with the SEC on November 12, 2015. The Washington State Investment Board’s address is 2100 Evergreen Park Drive SW, P.O. Box 40916, Olympia, WA 98504.

(5)
No shared voting power or dispositive power, as of December 31, 2015, based solely on a Schedule 13G filed with the SEC on February 12, 2016. Harvard Management Company, Inc.’s address is 600 Atlantic Avenue, Boston, MA 02210.

(6)
Sole voting power in respect of 3,856,274 shares; shared voting power in respect of 2,985 shares; and shared dispositive power in respect of 3,860,059 shares, as of January 13, 2016, based solely on a Schedule 13G filed with the SEC on January 22, 2016. Morgan Stanley’s address is 1585 Broadway, New York, NY 10036.

(7)	Includes 713,694 shares owned by Fortress Worldwide Transportation and Infrastructure Investors LP and 34,950 shares owned by FTAI Offshore Holdings L.P.

(8)
Includes 215,724 shares held by Mr. Edens and 748,644 shares held by Fortress Investment Group LLC and certain affiliates. Mr. Edens disclaims beneficial ownership of the shares held by Fortress Investment Group LLC and certain affiliates, except to the extent of his pecuniary interest therein. Mr. Edens, as a beneficial owner of Fortress Investment Group LLC and certain affiliates, may be considered to have, together with the other beneficial owners of Fortress Investment Group LLC and certain affiliates, shared voting and investment power with respect to the shares held by Fortress Investment Group LLC and certain affiliates.

(9)
Includes with respect to each of these individuals the following number of shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 11, 2016: Adams—0; Atkeson—0; Christopher—0; Goodwin—5,000; Robinson—5,000; and Tuchman—5,000.

Item 13.             Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
SEC rules define “transactions with related persons” to include any transaction in which the Company is a participant, the amount involved exceeds $120,000, and in which any “related person,” including any officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities or an immediate family member of any of the foregoing, has a direct or indirect material interest. The Company adopted a written policy that outlines procedures for approving transactions with related persons, and the independent directors review and approve or ratify such transactions pursuant to the procedures outlined in this policy. In determining whether to approve or ratify a transaction with a related person, the independent directors will consider a variety of factors they deem relevant, such as: the terms of the transaction; the terms available to unrelated third parties; the benefits to the Company; and the availability of other sources for comparable assets, products or services. The policy includes standing pre-approvals for specified categories of transactions, including investments in securities offerings and participation in other investment opportunities generally made available to the Manager’s employees.
Our LLC Agreement
Organization and Duration
Our limited liability company was formed on February 13, 2014 as Fortress Transportation and Infrastructure Investors LLC, and will remain in existence until dissolved in accordance with our LLC Agreement.
Amendment of Our LLC Agreement
Amendments to our LLC Agreement may be proposed only by or with the consent of our Board of Directors. To adopt a proposed amendment, our Board of Directors is required to seek written approval of the holders of the number of shares required to approve the amendment or call a meeting of our shareholders to consider and vote upon the proposed amendment. Except as set forth below, an amendment must be approved by holders of a majority of the total Common Shares.
No amendment may be made that would:

•	enlarge the obligations of any shareholder without such shareholder’s consent, unless approved by at least a majority of the type or class of shares so affected;

•	provide that we are not dissolved upon an election to dissolve our limited liability company by our Board of Directors that is approved by holders of a majority of the Common Shares;

•	change the term of existence of the Company; or

•
give any person the right to dissolve our limited liability company other than our Board of Directors’ right to dissolve our limited liability company with the approval of holders of a majority of the total combined voting power of our Common Shares.

The provision of our LLC Agreement preventing the amendments having the effects described in any of the clauses above can be amended upon the approval of holders of at least two-thirds of the Common Shares.
Our Board of Directors may generally make amendments to our LLC Agreement without the approval of any shareholder or assignee to reflect:

•	a change in our name, the location of our principal place of our business, our registered agent or our registered office;

•	the admission, substitution, withdrawal or removal of shareholders in accordance with our LLC Agreement;

•
the merger of the Company or any of its subsidiaries into, or the conveyance of all of our assets to, a newly-formed entity if the sole purpose of that merger or conveyance is to effect a mere change in our legal form into another limited liability entity;

•
a change that our Board of Directors determines to be necessary or appropriate for us to qualify or continue our qualification as a company in which our members have limited liability under the laws of any state or to ensure that we will not be treated as an association taxable as a corporation or otherwise taxed as an entity for U.S. federal income tax purposes other than as we specifically so designate;

•
an amendment that our Board of Directors determines, based upon the advice of counsel, to be necessary or appropriate to prevent us, members of our board, or our officers, agents or trustees from in any manner being subjected to the provisions of the Investment Company Act of 1940 (the “1940 Act”), the Investment Advisers Act of 1940, or ‘‘plan asset’’ regulations adopted under the Employee Retirement Income Security Act of 1974, or ERISA, whether or not substantially similar to plan asset regulations currently applied or proposed;

•	an amendment or issuance that our Board of Directors determines to be necessary or appropriate for the authorization of additional securities;

•	any amendment expressly permitted in our LLC Agreement to be made by our Board of Directors acting alone;

•	an amendment effected, necessitated or contemplated by a merger agreement that has been approved under the terms of our LLC Agreement;

•
any amendment that our Board of Directors determines to be necessary or appropriate for the formation by us of, or our investment in, any corporation, partnership or other entity, as otherwise permitted by our LLC Agreement;

•	a change in our fiscal year or taxable year and related changes; and

•	any other amendments substantially similar to any of the matters described in the clauses above.
In addition, our Board of Directors may make amendments to our LLC Agreement without the approval of any shareholder or assignee if our Board of Directors determines that those amendments:

•	do not adversely affect the shareholders in any material respect;

•
are necessary or appropriate to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute;

•
are necessary or appropriate to facilitate the trading of shares or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the shares are or will be listed for trading, compliance with any of which our Board of Directors deems to be in the best interests of us and our shareholders;

•	are necessary or appropriate for any action taken by our Board of Directors relating to splits or combinations of shares under the provisions of our LLC Agreement; or

•
are required to effect the intent expressed in the registration statement for our initial public offering or the intent of the provisions of our LLC Agreement or are otherwise contemplated by our LLC Agreement.

Limitations on Liability and Indemnification of Our Directors and Officers
Our LLC Agreement provides that our directors will not be personally liable to us or our shareholders for monetary damages for breach of a fiduciary duty as a director, except to the extent such exemption is not permitted under the Delaware Limited Liability Company Act.
Our LLC Agreement provides that we must indemnify our directors and officers to the fullest extent permitted by law. We are also expressly authorized to advance certain expenses (including attorneys’ fees and disbursements and court costs) to our directors and officers and carry directors’ and officers’ insurance providing indemnification for our directors and officers for some liabilities. We believe that these indemnification provisions and insurance are useful to attract and retain qualified directors and officers.
We have entered into separate indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our LLC Agreement against (i) any and all expenses and liabilities, including judgments, fines, penalties and amounts paid in settlement of any claim with our approval and counsel fees and disbursements, (ii) any liability pursuant to a loan guarantee, or otherwise, for any of our indebtedness, and (iii) any liabilities incurred as a result of acting on our behalf (as a fiduciary or otherwise) in connection with an employee benefit plan. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our LLC Agreement.
Corporate Opportunity
Under our LLC Agreement, to the extent permitted by law:

•
Fortress and its respective affiliates, including the Manager and Fortress Transportation and Infrastructure Master GP LLC (the “General Partner”), the general partner of the Company’s subsidiary, Fortress Transportation and Infrastructure General Partnership, have the right to, and have no duty to abstain from, exercising such right to, engage or invest in the same or similar business as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees;

•
if Fortress and its respective affiliates, including the Manager and General Partner, or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, it has no duty to offer such corporate opportunity to us, our shareholders or affiliates;

•	we have renounced any interest or expectancy in, or in being offered an opportunity to participate in, such corporate opportunities; and

•
in the event that any of our directors and officers who is also a director, officer or employee of Fortress and their respective affiliates, including the Manager and General Partner, acquire knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acted in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duty and is not liable to us if Fortress and their respective affiliates, including the Manager and General Partner, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

Registration Rights Agreement
We have entered into a registration rights agreement (the “Registration Rights Agreement”) granting our Manager and its affiliates certain rights to register common shares held by them under the Securities Act of 1933, as amended (the “Securities Act”).
Demand Rights
Under the Registration Rights Agreement, our Manager, the General Partner and their respective affiliates (together with permitted transferees, the “Fortress Entities”), for so long as the Management Agreement is in effect, a year has not elapsed from the execution of the Registration Rights Agreement or the Fortress Entities directly or indirectly beneficially own an amount of our common shares (whether owned at the time of our initial public offering, are subsequently acquired, or may be acquired pursuant to a right to conversion or exercise) equal to or greater than 1% of our common shares issued and outstanding immediately after the consummation of our initial public offering (a “Registrable Amount”), may exercise “demand” registration rights that allow the Fortress Entities, at any time after 180 days following the consummation of our initial public offering, to request that we register under the Securities Act an amount equal to or greater than a Registrable Amount. The Fortress Entities are entitled to unlimited demand registrations so long as such persons, together, beneficially own a Registrable Amount. We are not obligated to grant a request for a demand registration within one month of any other demand registration.
Piggyback Rights

For so long as the Fortress Entities beneficially own a Registrable Amount, the Fortress Entities have “piggyback” registration rights that allow them to include the common shares that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Forms S-4 or S-8 or pursuant to an employee benefit plan arrangement) or by any of our other shareholders that have registration rights. These “piggyback” registration rights are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.
Shelf Registration
We have granted to the Fortress Entities, for so long as they beneficially own a Registrable Amount or otherwise hold restricted Securities, the right to request a shelf registration on Form S-1 or Form S-3 or any other appropriate form providing for offerings of our common shares to be made on a continuous basis until all shares covered by such registration have been sold, subject to our right to suspend the use of the shelf registration prospectuses for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12 month period) if we determine that certain disclosures required by the shelf registration statements would be detrimental to us or our shareholders. In addition, the Fortress Entities may elect to participate in such shelf registrations within 10 days after notice of the registration is given.
Indemnification; Expenses; Lock-ups
We have agreed to indemnify the applicable selling shareholders, their affiliates and their respective officers, directors, employees, managers, partners, agents and controlling persons against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement, prospectus or preliminary prospectus or any issuer free writing prospectus or any amendment or supplement thereto pursuant to which they sell our common shares, unless such liability arose from the applicable selling shareholder’s misstatement or omission, and the applicable selling shareholder have agreed to indemnify us against all losses caused by its misstatements or omissions. We will pay all registration and offering-related expenses incidental to our performance under the Registration Rights Agreement, and the applicable selling shareholder will pay its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its common shares thereunder. We have agreed to enter into, and to cause our officers and directors to enter into, lock-up agreements in connection with any exercise of registration rights by the Fortress Entities.
Management Agreement with Fortress
See Note 14 of our consolidated financial statements included in Item 8 in the Original Filing.
Other Transactions
See Note 14 of our consolidated financial statements included in Item 8 in the Original Filing. See disclosure regarding the Jefferson Terminal Financing and Related Matters under Item 9B of the Original Filing.
Director Independence
At least a majority of the directors serving on the Board of Directors must be independent. For a director to be considered independent, our Board of Directors must determine that the director does not have any direct or indirect material relationship with the Company. The Board of Directors has established categorical standards to assist it in determining director independence, which conform to the independence requirements under the NYSE listing rules. Under the categorical standards, a director will be independent unless:

(a)
within the preceding three years: (i) the director was employed by the Company or its Manager; (ii) an immediate family member of the director was employed by the Company or its Manager as an executive officer; (iii) the director or an immediate family member of the director received more than $120,000 per year in direct compensation from the Company, its Manager or any controlled affiliate of its Manager (other than director or committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent on continued service)); (iv) the director was employed by or affiliated with the independent registered public accounting firm of the Company or its Manager; (v) an immediate family member of the director was employed by the independent registered public accounting firm of the Company or its Manager as a partner, principal or Manager; or (vi) an executive officer of the Company or its Manager was on the compensation committee of a company which employed the director, or which employed an immediate family member of the director as an executive officer; or

(b)
he or she is an executive officer of another company that does business with the Company and the annual sales to, or purchases from, the Company is the greater of $1 million, or two percent of such other company’s consolidated gross annual revenues.

Whether directors meet these categorical independence tests will be reviewed and will be made public annually prior to our annual meeting of shareholders. The Board of Directors may determine, in its discretion, that a director is not independent notwithstanding qualification under the categorical standards. The Board of Directors has determined that each of Messrs. Goodwin, Robinson and Tuchman are independent for purposes of NYSE Rule 303A and each such director has no material relationship with the Company. In making such determination, the Board of Directors took into consideration that certain directors have invested in the securities of private investment funds or companies managed by or affiliated with the Company’s Manager.
Item 14.             Principal Accounting Fees and Services
Principal Accountant Fees and Services
The following table presents fees for professional audit services and other services rendered to our Company by PwC for the fiscal years ended December 31, 2015 and 2014 (in thousands):

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2015	$2,304	$—	$334	$—
2014	$2,085	$220	$350	$3
Audit Fees. Includes fees for the audits of the consolidated financial statements of the Company, statutory audits required internationally, comfort letters, consents, assistance with and review of documents filed with the SEC, and other attest services.
Audit-Related Fees. Includes fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultation for contemplated transactions.
Tax Fees. Includes fees for tax compliance, including the preparation, review and filing of tax returns, as well as tax advice related to contemplated transactions.
All Other Fees. Includes software licensing fee.
The Audit Committee has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.
The Audit Committee is responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All engagements for services following the initial public offering, in the most recent fiscal year, were pre-approved by the Audit Committee. The Audit Committee has a policy requiring the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm.
PART IV

Item 15.             Exhibits; Financial Statement Schedules

(a) Financial statements and schedules:
1. See “Financial Statements and Supplementary Data” included in Part II, Item 8 of the Original Filing.
2. See “Financial Statement Schedules” included in Part IV, Item 15(a)(2) of the Original Filing.
(b) See Index to Exhibits immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board
April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Director and Chief Executive Officer
April 29, 2016

By:	/s/ Jonathan G. Atkeson
Jonathan G. Atkeson
Chief Financial Officer and Chief Operating Officer
April 29, 2016

By:	/s/ Scott Christopher
Scott Christopher
Chief Accounting Officer
April 29, 2016

By:	/s/ Paul R. Goodwin
Paul R. Goodwin
Director
April 29, 2016

By:	/s/ Ray M. Robinson
Ray M. Robinson
Director
April 29, 2016

By:	/s/ Martin Tuchman
Martin Tuchman
Director
April 29, 2016

INDEX TO EXHIBITS

	Exhibit No.	Description

	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed April 30, 2015).
3.2
Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on May 21, 2015).

	3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC.*
10.1
Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2015).

†	10.2
Management and Advisory Agreement, dated as of  May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 21, 2015).

†	10.3
Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on May 21, 2015).

10.4
Registration Rights Agreement, dated as of  May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 21, 2015).

10.5
Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed April 30, 2015).

10.6
Credit Agreement, dated as of August 27, 2014, among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Partners LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed April 30, 2015).

	10.7	Trust Indenture and Security Agreement between the District and The Bank of New York Mellon Trust Company, National Association, dated as of February 1, 2016.*
10.8
Standby Bond Purchase Agreement among the Port of Beaumont Navigation District of Jefferson County, Texas, The Bank of New York Mellon Trust Company, National Association, Jefferson Railport Terminal II Holdings LLC and Jefferson Railport Terminal II LLC dated as of February 1, 2016.*

10.9
Capital Call Agreement, by and among Fortress Transportation and Infrastructure Investors LLC, FTAI Energy Holdings LLC, FTAI Partner Holdings LLC, FTAI Midstream GP Holdings LLC, FTAI Midstream GP LLC, FTAI Midstream Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II Holdings LLC, dated as of February 1, 2016.*

	10.10	Fee and Support Agreement, among FTAI Energy Holdings LLC, FEP Terminal Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II LLC, dated as of March 7, 2016.
10.11
Lease and Development Agreement (Facilities Lease), dated as of February 1, 2016, by and between the Port of Beaumont Navigation District of Jefferson County, Texas and Jefferson Railport Terminal II LLC.*

	10.12	Deed of Trust of Jefferson Railport Terminal II LLC, dated as of February 1, 2016.*
	21.1	Subsidiaries of Fortress Transportation and Infrastructure Investors LLC.*
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
	31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

†	Management contracts and compensatory plans or arrangements.
*	Filed with the Original Filing.