Form 10-Q
period 2016-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2016-05-04
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
There were 75,730,165 common shares representing limited liability company interests outstanding at April 29, 2016.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Notes	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents		$347,912	$381,703
Restricted cash	2	65,985	21,610
Accounts receivable, net		16,200	14,466
Leasing equipment, net	3	651,175	636,681
Finance leases, net	4	10,026	82,521
Property, plant, and equipment, net	5	301,822	299,678
Investments in and advances to unconsolidated entities	6	10,329	10,675
Intangible assets, net	7	41,545	44,129
Goodwill		116,584	116,584
Other assets	2	44,870	36,758
Total assets		$1,606,448	$1,644,805

Liabilities
Accounts payable and accrued liabilities		$31,086	$34,995
Debt, net	8	264,340	266,221
Maintenance deposits		28,353	30,494
Security deposits		16,145	15,990
Other liabilities		7,447	6,419
Total liabilities		347,371	354,119

Commitments and Contingencies	16

Equity
Common Shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,730,165 and 75,718,183 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)		757	757
Additional Paid In Capital		1,159,319	1,184,198
Accumulated Deficit		(24,551)	(18,769)
Accumulated other comprehensive income		—	97
Shareholders' equity		1,135,525	1,166,283
Non-controlling interest in equity of consolidated subsidiaries		123,552	124,403
Total equity		1,259,077	1,290,686
Total liabilities and equity		$1,606,448	$1,644,805

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2016	2015
Revenues
Equipment leasing revenues		$19,575	$23,038
Infrastructure revenues		11,878	10,935
Total revenues	10	31,453	33,973

Expenses
Operating expenses		14,358	14,719
General and administrative		2,588	348
Acquisition and transaction expenses		1,059	368
Management fees and incentive allocation to affiliate	13	4,348	2,414
Depreciation and amortization	2, 5, 7	13,217	10,562
Interest expense		5,303	4,815
Total expenses		40,873	33,226

Other income
Equity in earnings of unconsolidated entities	6	85	1,241
Gain on sale of equipment and finance leases, net		1,722	3
Loss on extinguishment of debt		(1,579)	—
Interest income		9	187
Other income (expense)		40	(6)
Total other income		277	1,425

(Loss) Income before income taxes		(9,143)	2,172
Provision (benefit) for income taxes	12	(66)	230
Net (loss) income		(9,077)	1,942
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries		(3,295)	(3,506)
Net (loss) income attributable to shareholders		$(5,782)	$5,448

Basic and Diluted (Loss) Earnings Per Share	15	$(0.08)	$0.10
Weighted Average Shares Outstanding		75,727,369	53,502,873

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(9,077)	$1,942
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	(97)	(139)
Comprehensive (loss) income	$(9,174)	$1,803
Comprehensive (loss) income attributable to non-controlling interest	$(3,295)	$(3,506)
Comprehensive (loss) income attributable to shareholders	$(5,879)	$5,309

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	$757	$1,184,198	$(18,769)	$97	$124,403	$1,290,686
Comprehensive (loss) income:
Net (loss) income for the period			(5,782)		(3,295)	(9,077)
Other comprehensive (loss) income			—	(97)	—	(97)
Total comprehensive (loss) income			(5,782)	(97)	(3,295)	(9,174)
Capital contributions	—	—			6,420	6,420
Issuance of common shares	—	112			—	112
Dividends declared		(24,991)			(13)	(25,004)
Equity-based compensation		—			(3,963)	(3,963)
Equity - March 31, 2016	$757	$1,159,319	$(24,551)	$—	$123,552	$1,259,077

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,077)	$1,942
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entities	(85)	(1,241)
Gain on sale of equipment	(1,722)	(3)
Security deposits and maintenance claims included in earnings	—	(1,120)
Loss on extinguishment of debt	1,579	—
Equity based compensation	(3,963)	1,420
Depreciation and amortization	13,217	10,562
Change in current and deferred income taxes	(389)	32
Change in fair value of non-hedge derivative	3	8
Amortization of lease intangibles and incentives	1,637	2,156
Amortization of deferred financing costs	585	366
Operating distributions from unconsolidated entities	30	54
Bad debt expense	32	4
Other	138	(207)
Change in:
Accounts receivable	(1,769)	(141)
Other assets	(2,849)	441
Accounts payable and accrued liabilities	(1,284)	(7,387)
Management fees payable to affiliate	(81)	(1,212)
Other liabilities	199	548
Net cash (used in) provided by operating activities	$(3,799)	$6,222

Cash flows from investing activities:
Release of restricted cash	$14,207	$4,653
Payments to restricted cash	(17,124)	—
Investment in notes receivable	(408)	—
Principal collections on finance leases	2,204	2,941
Acquisition of leasing equipment	(27,317)	(33)
Acquisition of property plant and equipment	(8,622)	(44,296)
Purchase deposit for aircraft and aircraft engines	(3,275)	—
Proceeds from sale of finance leases	71,000	—
Proceeds from sale of property, plant and equipment	36	121
Proceeds from sale of leasing equipment	4,392	—
Return of capital distributions from unconsolidated entities	401	933
Net cash provided by (used in) investing activities	$35,494	$(35,681)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Proceeds from debt	$103,158	$200
Repayment of debt	(146,410)	(4,255)
Payment of deferred financing costs	(2,494)	—
Receipt of security deposits	455	500
Return of security deposits	(124)	(69)
Receipt of maintenance deposits	3,071	1,552
Release of maintenance deposits	(5,385)	(3,386)
Capital contributions from shareholders	—	61,991
Capital distributions to shareholders	—	(23,718)
Capital contributions from non-controlling interests	6,420	11,922
Capital distributions to non-controlling interests	—	(111)
Cash dividends paid	(24,177)	—
Net cash (used in) provided by financing activities	$(65,486)	$44,626

Net (decrease) increase in cash and cash equivalents	(33,791)	15,167
Cash and cash equivalents, beginning of period	381,703	22,125
Cash and cash equivalents, end of period	$347,912	$37,292

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$44,342	$—
Acquisition of leasing equipment	(1,920)	(555)
Proceeds from sale of leasing equipment	500	—
Acquisition of property, plant and equipment	(353)	—
Settled and assumed security deposits	(176)	(143)
Billed and assumed maintenance deposits	173	1,523
Issuance of common stock	112	—
Deferred financing costs	(3,072)	—
Dividends payable	(827)	—
Change in fair value of cash flow hedge	—	(139)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of aviation equipment, offshore energy equipment and shipping containers, and also owns and operates a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), and a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”). The Company has five reportable segments, Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal and Railroad, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 14).
The Company is managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to a management agreement (the “Management Agreement”) which provides for the Company to bear obligations for management fees and expense reimbursements payable to the Manager (Note 13).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—-The unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2015 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in Form 10-K.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In connection with the formation of MT6015, the joint venture partner is obligated to fund an additional equity contribution of $11,925 and secure a charter for the vessel, at which time the Company would be obligated to contribute additional equity of $11,925.
At March 31, 2016 and December 31, 2015, MT6015 had total assets of $7,533, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets or to the general credit of the Company.
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
Restricted Cash—Restricted cash of $65,985 and $21,610 at March 31, 2016 and December 31, 2015, respectively, consists of cash held in segregated accounts pursuant to the requirements of the Company’s debt agreements (Note 8).
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three months ended March 31, 2016, the Company earned approximately 12.3% of its revenue from one customer in the Jefferson Terminal segment. During the three months ended March 31, 2015, the Company earned approximately 14% of its revenue from one lessee in the offshore energy segment. As of March 31, 2016, accounts receivable from two customers in the offshore segment each represented 23.6% and 22.7% of total accounts receivable, net. As of December 31, 2015, accounts receivable from two customers in the offshore segment each represented 27.1% and 25.4% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at March 31, 2016 and December 31, 2015 was $444 and $392, respectively. Bad debt expense was $32 and $4 for the three months ended March 31, 2016 and 2015, respectively.
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
The Company had reclassification adjustments of $97 and $37, which impacted accumulated other comprehensive income during the three months ended March 31, 2016 and 2015, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations, the Company had entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company terminated both derivatives during the three months ended March 31, 2016 when the related debt obligations were paid in full. For the interest rate derivative designated as a cash flow hedge, all remaining net gains or losses in accumulated other comprehensive income at the date of termination were reclassified into earnings during the three months ended March 31, 2016.
The Company does not enter into speculative derivative transactions.
Other Assets—Other Assets is primarily comprised of notes receivables of $19,656 and $19,468, leasing equipment purchase deposits of $10,728 and $7,450, capitalized costs for potential asset acquisitions of $7,007 and $5,473, as of March 31, 2016 and December 31, 2015, respectively. Additionally, during the three months ended March 31, 2016, the Company purchased and took physical delivery of heavy crude for blending for $1,558.  The crude inventory has been also been recorded within Other Assets on the Consolidated Balance Sheet, at lower of cost or market as of March 31, 2016.
Dividends—Dividends are recorded when declared by the Board of Directors. During the three months ended March 31, 2016, the Board of Directors declared a cash dividend of $0.33 per share.
Recent Accounting Pronouncements—In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted ASU 2015-02 as of January 1, 2016 and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company has adopted ASU 2015-03 as of January 1, 2016 and revised its consolidated balance sheet to present debt issuance costs as a direct deduction from Debt rather than within Other Assets, for all periods presented.
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-Of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an asset or as a direct deduction from the carrying amount of that debt liability and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings of the line-of-credit arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company has adopted ASU 2015-15 as of January 1, 2016 and revised its consolidated balance sheet to present debt issuance costs related to debt drawn under a line-of-credit arrangements as a direct deduction from Debt rather than within Other Assets, for all periods presented.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the initial purchase accounting that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company has adopted ASU 2015-16 as of January 1, 2016 and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Unadopted Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU-2014-09”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330) (“ASU 2015-11”), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and the previous parameters for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  The standard will be effective for fiscal years beginning after December 15, 2016, with earlier adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-06, Contingent put and call options in debt instruments ("ASU 2016-06"). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. ASU 2016-06 will be effective fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) ("ASU 2016-08"). ASU 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, how it should apply the control principle to certain types of arrangements, and provides indicators of when an entity controls the good or service and is acting as principal. ASU 2016-08 will be effective beginning in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 requires the income tax effects of awards to be recognized in the income statement when the awards vest or are settled, increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification, and allow recognizing forfeitures of awards as they occur. ASU 2016-09 will be effective beginning in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2016
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$475,677	$184,995	$44,326	$704,998
Less: Accumulated depreciation	(40,708)	(11,292)	(1,823)	(53,823)
Leasing equipment, net	$434,969	$173,703	$42,503	$651,175

	December 31, 2015
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$452,602	$184,284	$44,326	$681,212
Less: Accumulated depreciation	(33,281)	(9,704)	(1,546)	(44,531)
Leasing equipment, net	$419,321	$174,580	$42,780	$636,681
During the three months ended March 31, 2016, the Company acquired six commercial jet engines and sold one commercial jet engine. During the three months ended March 31, 2015, the Company did not acquire or sell any equipment held for lease. Depreciation expense for leasing equipment for the three months ended March 31, 2016 and 2015 was $9,292 and $7,022, respectively.

4.	FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	March 31, 2016	December 31, 2015
	Total	Offshore Energy	Shipping Containers	Total
Finance leases	$19,535	$20,037	$82,332	$102,369
Unearned revenue	(9,509)	(9,915)	(9,933)	(19,848)
Finance leases, net	$10,026	$10,122	$72,399	$82,521
During the three months ended March 31, 2016, the Company completed the sale of approximately 42,000 shipping containers that were subject to direct finance leases for a modest gain. As of March 31, 2016, the Company's remaining finance lease is related to the Offshore Energy segment.
At March 31, 2016, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2016	$1,511
2017	2,008
2018	2,008
2019	2,008
2020	2,013
Thereafter	9,987
Total	$19,535

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2016
	Railroad	Jefferson Terminal	Total
Land and site improvements	$5,478	$14,049	$19,527
Construction in progress	1,583	44,232	45,815
Buildings and improvements	557	2,193	2,750
Crude oil terminal machinery and equipment	—	225,210	225,210
Track and track related assets	17,433	—	17,433
Railroad equipment	777	—	777
Railcars and locomotives	2,361	—	2,361
Computer hardware and software	133	34	167
Furniture and fixtures	121	289	410
Vehicles	766	44	810
	29,209	286,051	315,260
Less: accumulated depreciation	(3,450)	(12,819)	(16,269)
Spare parts	—	2,831	2,831
Property, plant and equipment, net	$25,759	$276,063	$301,822

	December 31, 2015
	Railroad	Jefferson Terminal	Total
Land and site improvements	$5,478	$14,014	$19,492
Construction in progress	893	55,034	55,927
Buildings and improvements	557	2,193	2,750
Crude oil terminal machinery and equipment	—	210,857	210,857
Track and track related assets	17,159	—	17,159
Railroad equipment	1,050	—	1,050
Railcars and locomotives	1,720	—	1,720
Computer hardware and software	118	34	152
Furniture and fixtures	121	289	410
Vehicles	503	44	547
	27,599	282,465	310,064
Less: accumulated depreciation	(2,907)	(10,308)	(13,215)
Spare parts	—	2,829	2,829
Property, plant and equipment, net	$24,692	$274,986	$299,678
During three months ended March 31, 2016 additional property, plant and equipment of $5,234 was acquired, and is included within construction in progress, vehicles, land and site improvements, and computer hardware and software. During the three months ended March 31, 2016, disposals of railroad equipment totaled $36. During the three months ended March 31, 2015, additional property, plant and equipment of $38,857 was acquired, and is included within land and improvements, buildings and improvements, crude oil machinery and equipment, and construction in progress. During the three months ended March 31, 2015, disposals of railroad equipment totaled $119. Depreciation expense for property, plant and equipment was $3,026 and $2,645, for the three months ended March 31, 2016 and 2015, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

6.	INVESTMENT IN UNCONSOLIDATED ENTITY
The Company acquired a 51% non-controlling interest in Intermodal Finance I, Ltd., a joint venture, in 2012. Intermodal Finance I, Ltd owns a portfolio of multiple finance leases, representing six customers and comprising approximately 57,000 shipping containers as well as a portfolio of approximately 37,000 shipping containers subject to multiple operating leases. As of March 31, 2016 and December 31, 2015, the carrying value of this investment was $10,329 and $10,675, respectively.
Summary financial information for Intermodal Finance I, Ltd is follows:

	Three Months Ended March 31,
	2016	2015
Revenue
Total revenues	$3,400	$4,318

Expenses
Operating expenses	230	193
General and administrative	302	161
Depreciation and amortization	1,794	597
Interest expense	791	1,043
Total expenses	3,117	1,994

Other Income
Loss on disposal of equipment	(179)	—
Total Other Income	(179)	—
Net income	104	2,324
Other comprehensive income	—	—
Comprehensive income	$104	$2,324

Company's equity in earnings	$85	$1,241

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$6	$4,796
Restricted cash	6,083	2,117
Accounts Receivable	961	1,153
Leasing equipment, net of accumulated depreciation of $8,822 and $7,305, respectively	44,445	47,735
Finance Leases, net	29,515	34,261
Other assets	149	31
Total Assets	$81,159	$90,093

Liabilities
Accounts payable and accrued liabilities	157	154
Syndication liabilities	2,209	3,201
Debt, net	75,772	82,991
Other liabilities	4	458
Total Liabilities	$78,142	$86,804

Members' Equity
Members' Equity	3,017	3,289
Total members' equity	3,017	3,289
Total liabilities and members' equity	$81,159	$90,093

Company's investment in and advances to unconsolidated entity	$10,329	$10,675

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	March 31, 2016
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$22,881	$—	$—	$22,881
Accumulated amortization	(11,382)	—	—	(11,382)
Total acquired favorable lease intangibles, net	11,499	—	—	11,499

Customer relationships	—	35,513	225	35,738
Accumulated amortization	—	(5,606)	(86)	(5,692)
Total acquired customer relationships, net	—	29,907	139	30,046

Total intangible assets, net	$11,499	$29,907	$139	$41,545

Intangible liabilities:
Acquired unfavorable lease intangibles	$1,171	$—	$—	$1,171
Accumulated amortization	(258)	—	—	(258)
Total acquired unfavorable lease intangibles, net	$913	$—	$—	$913

	December 31, 2015
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets:
Acquired favorable lease intangibles	$22,881	$—	$—	$22,881
Accumulated amortization	(9,697)	—	—	(9,697)
Total acquired favorable lease intangibles, net	13,184	—	—	13,184

Customer relationships	—	35,513	225	35,738
Accumulated amortization	—	(4,718)	(75)	(4,793)
Total acquired customer relationships, net	—	30,795	150	30,945

Total intangible assets, net	$13,184	$30,795	$150	$44,129

Intangible liabilities:
Acquired unfavorable lease intangibles	$1,171	$—	$—	$1,171
Accumulated amortization	(151)	—	—	(151)
Total acquired unfavorable lease intangibles, net	$1,020	$—	$—	$1,020
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets. Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended March 31,		Classification in Consolidated Statements of Operations
	2016	2015
Lease intangibles	$1,578	$2,096	Equipment leasing revenues
Customer relationships	899	895	Depreciation and amortization
Total	$2,477	$2,991
As of March 31, 2016, estimated net annual amortization of intangibles is as follows:

2016	$6,796
2017	6,757
2018	5,941
2019	4,530
2020	3,580
Thereafter	13,028
Total	$40,632

8.	DEBT, NET
The Company’s debt, net is summarized as follows:

	March 31,	December 31,
	2016	2015
Loans payable
Container Loan #1	$—	$34,761
Container Loan #2	—	11,338
FTAI Pride Credit Agreement	65,625	67,188
CMQR Credit Agreement	12,860	9,407
Jefferson Terminal Credit Agreement	—	98,750
Total loans payable	78,485	221,444
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,738 and $1,751 at March 31, 2016 and December 31, 2015, respectively)	47,248	47,261
Series 2016 Bonds	144,200	—
Total bonds payable	191,448	47,261
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,352
Total note payable to non-controlling interest	2,352	2,352

Debt	$272,285	$271,057
less: Debt issuance costs	(7,945)	(4,836)
Total debt, net	264,340	266,221

Debt due within one year	$8,243	$24,791

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Container Loan #1—On December 27, 2012, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #1”) with a bank for an initial aggregate amount of approximately $55,991 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #1 required monthly payments of interest and scheduled principal payments through its maturity on December 27, 2017 and could be prepaid without penalty after the third anniversary of the closing of the loan. In connection with Container Loan #1, the Company entered into an interest rate swap agreement (the “Swap”) on January 17, 2013 with respect to 70% of the outstanding balance of Container Loan #1 and designated as a cash flow hedge which fixed the LIBOR rate at 0.681%. During the three months ended March 31, 2016, all amounts outstanding under Container Loan #1 and the Swap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
Container Loan #2—On August 15, 2013, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21,548 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #2 required quarterly payments of interest and scheduled principal payments through its maturity on August 28, 2018 and could be prepaid without penalty at any time. In connection with Container Loan #2, the Company entered into an interest rate cap agreement (the “Cap”) on September 20, 2013, with respect to 50% of the portion of the outstanding balance of Container Loan #2, not designated as a cash flow hedge, which capped LIBOR at 2.5%. During the three months ended March 31, 2016, all amounts outstanding under Container Loan #2 and the Cap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
CMQR Credit Agreement—On March 28, 2016, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $10,000 to $20,000 and to extend the maturity date to September 18, 2018. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement.
The CMQR Credit Agreement is also indirectly supported by Fortress Transportation and Infrastructure Investors LLC (the “Sponsor”). In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to a total of $29 million in capital from the Sponsor, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the Sponsor. The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR.
Jefferson Terminal Credit Agreement—On August 27, 2014, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100,000. The Jefferson Terminal Credit Agreement required quarterly payments of $250 beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1,250 beginning with the quarter ending December 31, 2016, and could be prepaid or repaid at any time prior to its maturity on February 27, 2018. On March 8, 2016, all amounts outstanding under the Jefferson Terminal Credit Agreement were paid in full and such agreement was terminated. Accordingly, during the three months ended March 31, 2016, the Company recorded a loss on extinguishment of debt of $1,579.
Series 2016 Bonds—On March 7, 2016, the Port of Beaumont Navigation District of Jefferson County, Texas (the “District”) issued $144,200 of Dock and Wharf Facility Revenue Bonds, Series 2016 (Jefferson Energy Companies Project) (the “Series 2016 Bonds”).  Proceeds from the issuance of the Series 2016 Bonds were used, in part, to reimburse Jefferson Railport Terminal II, LLC (“Jefferson Railport II”) for certain costs related to the development, construction and acquisition of certain facilities for the transport, loading, unloading, and storage of petroleum products (the “Facilities”) on behalf of the District, and settle the Jefferson Terminal Credit Agreement. Construction of the Facilities has occurred, and will occur, on property leased by the District to Jefferson Railport II pursuant to a First Amended and Restated Ground Lease between Jefferson Railport II, as lessee, and the District, as lessor. All such Facilities will be leased by the District to Jefferson Railport II pursuant to a Lease and Development Agreement between the District and Jefferson Railport II.
The transaction described above did not qualify for sale-leaseback accounting due to the continuing involvement of the Company resulting from the mandatory tender feature and, as a result, the leases were classified as a financing transaction in the Company’s consolidated financial statements. Under the financing method, the assets constructed or to be constructed will remain on the consolidated balance sheet and the net proceeds received by the Company are recorded as financial debt.  Payments under these leases are recorded as interest expense and reduction of principal in accordance with the terms of the bond agreement with annual interest payments and a principal repayment at February 13, 2020 barring a remarketing of the bond on new terms.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Under a Capital Call Agreement, the Company has agreed to make funds available to Jefferson Holdings in order to satisfy its obligation under the Standby Bond Purchase Agreement. The Capital Call Agreement contains certain covenants applicable to the Company, including a negative lien covenant regarding Aviation Assets, as defined, as well as maintenance of a minimum total asset value of Aviation Assets and minimum total equity of the Company. In connection with the above, related to the Series 2016 Bonds, a subsidiary of the Company and an affiliate of its Manager entered into a Fee and Support Agreement with FTAI Energy Partners LLC and certain of its subsidiaries. The Fee and Support Agreement provides that both such subsidiary of the Company, and such affiliate, will effectively guarantee a pro rata portion of the obligations under the Standby Bond Purchase Agreement in return for a guarantee fee of $6,873 (shared on the same pro rata basis). This fee will be amortized as interest expense to the redemption date or February 13, 2020.
The Series 2016 Bonds bear interest at an initial rate of 7.25% and require scheduled interest payments. The Series 2016 Bonds have a stated maturity of February 1, 2036 but are subject to mandatory tender for purchase at par on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the Series 2016 Bonds or redeemed prior to such date. In the event all of the Series 2016 Bonds are not repurchased from proceeds of a remarketing or redeemed at February 13, 2020, Jefferson Railport and Jefferson Railport Terminal II Holdings LLC (“Jefferson Holdings”), a Delaware limited liability company and parent of Jefferson Railport II, have agreed to purchase the Series 2016 Bonds from the Holders thereof at par pursuant to a Standby Bond Purchase Agreement.  In addition, pursuant to the Standby Purchase Agreement, Jefferson Holdings will guarantee the payment of all Rent (as defined in the Facilities Lease), and all principal of and premium and interest on the Series 2016 Bonds payable prior to repurchase or redemption at February 13, 2020.
The Company was in compliance with all debt covenants as of March 31, 2016.

9.	FAIR VALUE MEASUREMENTS
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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Fair Value as of	Fair Value Measurements at March 31, 2016
	March 31, 2016	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$347,912	$347,912	$—	$—	Market
Restricted cash	65,985	65,985	—	—	Market
Total	$413,897	$413,897	$—	$—

	Fair Value as of	Fair Value Measurements at December 31, 2015
	December 31, 2015	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$381,703	$381,703	$—	$—	Market
Restricted cash	21,610	21,610	—	—	Market
Derivative assets	101	—	101	—	Income
Total	$403,414	$403,313	$101	$—
At March 31, 2016 and December 31, 2015, the Company had no liabilities that were measured at fair value on a recurring basis.
The Company’s cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, the Company’s financial instruments other than cash and cash equivalents and restricted cash, consist principally of accounts receivable, accounts payable and accrued liabilities, loans payable, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The Company’s notes receivable at March 31, 2016 and December 31, 2015, which is included as a component of other assets on the accompanying Consolidated Balance Sheets, consist of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At March 31, 2016 and December 31, 2015, the Company's notes receivable also included a $15,277 and $14,869, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site. The fair value of these notes receivable approximate carrying value due to both bearing a market rate of interest for similar types of loans and is classified as Level 2 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in Debt on the Consolidated Balance Sheets, was approximately $49,268 at both March 31, 2016 and December 31, 2015, based upon market prices for similar municipal securities. The fair values of all other items reported as Debt on the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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
During the three months ended March 31, 2016 and 2015, no impairment charges were recognized.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10.	REVENUES
Components of revenue are as follows:

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$12,847	$75	$—	$—	$—	$12,922
Maintenance revenue	5,106	—	—	—	—	5,106
Finance lease income	—	410	1,112	—	—	1,522
Other revenue	—	—	25	—	—	25
Total equipment leasing revenues	$17,953	$485	$1,137	$—	$—	$19,575
Infrastructure revenues
Lease income	—	—	—	—	—	—
Rail revenues	—	—	—	—	7,999	7,999
Terminal services revenues	—	—	—	3,879	—	3,879
Total infrastructure revenues	$—	$—	$—	$3,879	$7,999	$11,878
Total revenues	$17,953	$485	$1,137	$3,879	$7,999	$31,453

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$9,739	$6,266	$—	$—	$—	$16,005
Maintenance revenue	3,386	—	—	—	—	3,386
Finance lease income	—	410	1,901	—	—	2,311
Other revenue	1,120	191	25	—	—	1,336
Total equipment leasing revenues	$14,245	$6,867	$1,926	$—	$—	$23,038
Infrastructure revenues
Lease income	—	—	—	1,410	—	1,410
Rail revenues	—	—	—	—	6,289	6,289
Terminal services revenues	—	—	—	3,236	—	3,236
Total infrastructure revenues	—	—	—	$4,646	$6,289	$10,935
Total revenues	$14,245	$6,867	$1,926	$4,646	$6,289	$33,973
Minimum future annual revenues contracted to be received under existing operating leases of equipment at March 31, 2016 are as follows:

2016	$39,997
2017	37,396
2018	24,779
2019	14,417
2020	7,206
Thereafter	1,452
Total	$125,247

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

11.	EQUITY BASED COMPENSATION
In 2015, the Company established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. Amounts are in thousands except share data.
As of March 31, 2016, the Incentive Plan provides for the issuance of up to 30,000,000 shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within Operating Expenses and General and Administrative in the Consolidated Statements of Operations.
Information on equity based compensation as of March 31, 2016 is as follows:
Stock Options

	Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2016	15,000	16.98
Granted
Exercised	—
Forfeited and cancelled	—
Stock options outstanding and exercisable as of March 31, 2016	15,000	16.98	9.17	$—
Restricted Shares
The Company granted equity based compensation to employees of a subsidiary consisting of 1.3 million restricted shares of such subsidiary’s equity instruments in exchange for services to be provided. At issuance, the restricted shares had an assumed forfeiture rate of zero. One award for 1.25 million restricted shares can vest in three tranches over three years, subject to continued employment and the achievement of three separate performance conditions based on EBITDA for that subsidiary, as defined. The award expires in August 2017. The award is equity based, with compensation expense recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved. The grant date fair value of the award is $23,879 which was based on the fair value per share on August 27, 2014, the date of grant, and estimated using a market approach. As of March 31, 2016, the achievement of all performance conditions was not deemed probable and accordingly expense previously recognized in prior periods was reversed of $4,402 in Operating Expenses in the Consolidated Statement of Operations.
A second award, expected to vest over four years, was partially accelerated and the remainder forfeited, according to the original terms of the agreement, when employment ended during the three months ended March 31, 2016. The grant date fair value of the award was $800, based on the fair value per share on the date of grant, estimated using a market approach. As of March 31, 2016, 50% of this award vested, with the remaining 50% forfeited.
As of March 31, 2016, 20,939 restricted shares were vested and 1.25 million restricted shares were unvested and outstanding. All restricted shares were outstanding and unvested December 31, 2015.
Common Units
The Company has granted equity based compensation to employees of a subsidiary consisting of 1.4 million common units of such subsidiary’s equity instruments with an aggregate grant date fair value of $1,688 in exchange for services to be provided. The awards have varying terms, ranging between 16 and 36 months, and vest subject to continued employment through each respective vesting date. The awards are equity based, with compensation expense recognized ratably over the vesting periods. The awards have an assumed forfeiture rate of zero. As of March 31, 2016 and December 31, 2015, 717 and 733 common units were nonvested, respectively. During the three months ended March 31, 2016, 16 common units vested, with a fair value of $23.
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
The Company’s Statements of Operations includes the following (income) expense related to its stock-based compensation arrangements:

	Three Months Ended March 31, 2016	Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
Stock Options	$—	$—
Restricted Shares	(4,168)	23,879
Common Units	205	263
Total	$(3,963)	$24,142
During the three months ended March 31, 2015, the Company recorded stock-based compensation expense related to restricted shares and common units of $853 and $567, respectively.

12.	INCOME TAXES
The current and deferred components of the income tax expense (benefit) included in the Consolidated Statements of Operations are as follows:

	March 31,
	2016	2015
Current:
Federal	$20	$29
State and local	31	8
Foreign	10	115
Total current provision	61	152

Deferred:
Federal	4	15
State and local	—	(1)
Foreign	(131)	64
Total deferred provision	(127)	78

Total provision (benefit) for income taxes	$(66)	$230
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
As of and for the period ended March 31, 2016, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2012. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

13.	MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with the Company's initial public offering (the “IPO”), the Company entered into a new management agreement with the Manager, (the “Management Agreement”) which replaced its then-existing management agreement as a private fund. Additionally, the Company has entered into certain incentive allocation arrangements with the Master GP.
Pre-IPO Management Agreement
The pre-IPO management fee was calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage was applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined therein. During the three months ended March 31, 2015, pre-IPO management fees were $2,414.
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for the three months ended March 31, 2016 was $4,348.
Additionally, the Company has entered into certain incentive allocation arrangements with the Master GP. No Income Incentive Allocation or Capital Gains Incentive Allocation was due to the Master GP for the three months ended March 31, 2016. During the three months ended March 31, 2016, expense reimbursement of $1,758 was recorded in General and Administrative and $1,013 was recorded in Acquisition and Transaction expenses in the Consolidated Statements of Operations.
As of March 31, 2016 and December 31, 2015, no amounts were receivable from the Manager. As of March 31, 2016 and December 31, 2015, amounts due to the Manager or its affiliates of $936 and $994, excluding accrued management fees, respectively, are included within other liabilities on the Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, amounts due to the Manager or its affiliates of $1,479 and $1,506, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of March 31, 2016 and December 31, 2015, an affiliate of the Company's Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2016 and December 31, 2015 was $76,108 and $71,321. For the three months ending March 31, 2016 and March 31, 2015, the amount of this non-controlling interest share of net loss was $1,633 and $1,549, respectively.
In connection with the Capital Call Agreement related to the Series 2016 Bonds discussed in Note 8, the Company and an affiliate of its Manager entered into a Fee and Support Agreement. The Fee and Support Agreement provides that the affiliate is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. The affiliate will receive fees of $1,740, which will be amortized as interest expense to the redemption date or February 13, 2020.
A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At March 31, 2016 and December 31, 2015, accounts payable due to this vendor was $913 and $4,708, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

14.	SEGMENT INFORMATION
The Company’s reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. The Company has five reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. The Company’s reportable segments are Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal and Railroad. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases. Shipping Containers consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations.
Corporate consists primarily of unallocated Company level general and administrative expenses and management fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however financial information presented by segment includes the impact of intercompany eliminations. The Company evaluates investment performance for each reportable segment primarily based on net income attributable to shareholders and Adjusted Net Income.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended March 31, 2016

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing	$17,953	$485	$1,137	$—	$—	$—	$19,575
Infrastructure	—	—	—	3,879	7,999	—	11,878
Total revenues	17,953	485	1,137	3,879	7,999	—	31,453

Expenses
Operating expenses	817	3,601	30	2,688	7,222	—	14,358
General and administrative	—	—	—	—	—	2,588	2,588
Acquisition and transaction expense	—	—	—	—	—	1,059	1,059
Management fees and incentive allocation to affiliate	—	—	—	—	—	4,348	4,348
Depreciation and amortization	7,427	1,588	—	3,676	526	—	13,217
Interest expense	—	935	410	3,804	154	—	5,303
Total expenses	8,244	6,124	440	10,168	7,902	7,995	40,873

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	85	—	—	—	85
Gain on sale of equipment	1,208	—	304	—	210	—	1,722
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	(1,579)
Interest income	1	2	—	6	—	—	9
Other income (expense)	—	—	(2)	42	—	—	40
Total other income (expense)	1,209	2	387	(1,531)	210	—	277
Income before income taxes	10,918	(5,637)	1,084	(7,820)	307	(7,995)	(9,143)
Provision (benefit) for income taxes	(97)	—	(4)	35	—	—	(66)
Net income (loss)	11,015	(5,637)	1,088	(7,855)	307	(7,995)	(9,077)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	97	(247)	—	(3,156)	13	(2)	(3,295)
Net income (loss) attributable to shareholders	$10,918	$(5,390)	$1,088	$(4,699)	$294	$(7,993)	$(5,782)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to net income attributable to shareholders:

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$10,475	$(5,390)	$1,087	$(6,257)	$491	$(6,938)	$(6,532)
Add: Non-controlling share of adjustments to Adjusted Net Income							(989)
Add: Equity in earnings of unconsolidated entities							85
Add: Cash payments for income taxes							351
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(85)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(1,579)
Less: Acquisition and transaction expenses							(1,059)
Less: Equity-based compensation expense							3,963
Less: Provision for income taxes							66
Net income (loss) attributable to shareholders							(5,782)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,779	$—	$—	$—	$—	$—	$2,779
Asia	9,383	—	809	—	—	—	10,192
Europe	4,966	75	—	—	—	—	5,041
North America	460	410	328	3,879	7,999	—	13,076
South America	365	—	—	—	—	—	365
Total revenues	$17,953	$485	$1,137	$3,879	$7,999	$—	$31,453

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. As of and for the Three Months Ended March 31, 2015

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing	$14,245	$6,867	$1,926	$—	$—	$—	$23,038
Infrastructure	—	—	—	4,646	6,289	—	10,935
Total revenues	14,245	6,867	1,926	4,646	6,289	—	33,973

Expenses
Operating expenses	338	571	53	6,673	7,084	—	14,719
General and administrative	—	—	—	—	—	348	348
Acquisition and transaction expense	—	—	—	—	—	368	368
Management fees	—	—	—	—	—	2,414	2,414
Depreciation and amortization	5,256	1,489	—	3,308	509	—	10,562
Interest expense	—	956	642	3,087	130	—	4,815
Total expenses	5,594	3,016	695	13,068	7,723	3,130	33,226

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	1,241	—	—	—	1,241
Gain on sale of equipment	—	—	—	—	3	—	3
Interest income	8	139	—	40	—	—	187
Other income (expense)	—	—	(7)	1	—	—	(6)
Total other income (expense)	8	139	1,234	41	3	—	1,425
Income before income taxes	8,659	3,990	2,465	(8,381)	(1,431)	(3,130)	2,172
Provision for income taxes	214	—	16	—	—	—	230
Net income (loss)	8,445	3,990	2,449	(8,381)	(1,431)	(3,130)	1,942
Less: Net income attributable to non-controlling interests in consolidated subsidiaries	—	181	—	(3,654)	(33)	—	(3,506)
Net income (loss) attributable to shareholders	$8,445	$3,809	$2,449	$(4,727)	$(1,398)	$(3,130)	$5,448

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to net income attributable to shareholders:

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$8,462	$3,809	$2,473	$(4,215)	$(844)	$(2,762)	$6,923
Add: Non-controlling share of adjustments to Adjusted Net Income							354
Add: Equity in earnings of unconsolidated entities							1,241
Add: Cash payments for income taxes							197
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(1,241)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(8)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(368)
Less: Equity-based compensation expense							(1,420)
Less: Provision for income taxes							(230)
Net income attributable to shareholders							$5,448
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$3,116	$—	$—	$—	$—	$—	$3,116
Asia	5,988	1,844	1,378	—	—	—	9,210
Europe	4,526	4,613	—	—	—	—	9,139
North America	480	410	548	4,646	6,289	—	12,373
South America	135	—	—	—	—	—	135
Total revenues	$14,245	$6,867	$1,926	$4,646	$6,289	$—	$33,973

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment, net and leasing equipment, net as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$457,618	$212,505	$10,351	$533,656	$38,922	$353,396	$1,606,448

Debt, net	—	67,169	—	184,798	12,373	—	264,340

Total liabilities	50,686	71,042	—	195,104	23,938	6,601	347,371

Non-controlling interests in equity of consolidated subsidiaries	997	7,444	—	112,610	1,931	570	123,552

Total equity	406,932	141,463	10,351	338,552	14,984	346,795	1,259,077

Total liabilities and equity	$457,618	$212,505	$10,351	$533,656	$38,922	$353,396	$1,606,448

	March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$56,145	$—	$—	$—	$—	$—	$56,145
Asia	192,255	39,149	—	—	—	—	231,404
Europe	135,002	134,554	—	—	—	—	269,556
North America	47,197	—	—	318,566	25,759	—	391,522
South America	4,370	—	—	—	—	—	4,370
Total property, plant and equipment and leasing equipment, net	$434,969	$173,703	$—	$318,566	$25,759	$—	$952,997

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$443,532	$213,946	$85,917	$483,346	$33,936	$384,128	$1,644,805

Debt, net	—	68,673	45,778	142,835	8,935	—	266,221

Total liabilities	50,873	74,228	45,903	159,570	19,463	4,082	354,119

Non-controlling interests in equity of consolidated subsidiaries	899	7,692	—	113,514	1,714	584	124,403

Total equity	$392,659	$139,718	$40,014	$323,776	$14,473	$380,046	$1,290,686

Total liabilities and equity	$443,532	$213,946	$85,917	$483,346	$33,936	$384,128	$1,644,805

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$56,927	$—	$—	$—	$—	$—	$56,927
Asia	189,364	39,138	—	—	—	—	228,502
Europe	130,632	135,442	—	—	—	—	266,074
North America	37,950	—	—	317,766	24,692	—	380,408
South America	4,448	—	—	—	—	—	4,448
Total property, plant and equipment and leasing equipment, net	$419,321	$174,580	$—	$317,766	$24,692	$—	$936,359

15.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The Company completed an IPO on May 20, 2015 in which its previous beneficial owners, the Fortress Worldwide Transportation and Infrastructure Investors LP and Fortress Worldwide Transportation and Infrastructure Offshore LP, immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, the Company has retrospectively presented the shares outstanding for all prior periods presented.
The calculation of basic and diluted EPS is presented below (in thousands, except share and per share data).

	Three Months Ended March 31,
	2016	2015
Net Income Attributable to Shareholders	$(5,782)	$5,448
Weighted Average Shares Outstanding	75,727,369	53,502,873
Basic and Diluted EPS	$(0.08)	$0.10
For the three months ended March 31, 2016, 10,945 shares have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

16.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, a lessee has asserted that it is entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $3,247. No amount has been recorded for this matter in the Company's consolidated financial statements as of March 31, 2016, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangement is remote.
In connection with the formation of MT6015, a consolidated VIE (Note 2), the joint venture partner is obligated to fund an additional equity contribution of $11,925 and secure a charter for the vessel, at which time the Company would be obligated to contribute additional equity of $11,925.
Two of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was $1,214 and $756 for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, minimum future rental payments under operating and capital leases are as follows:

March 31, 2016
2016	$4,387
2017	5,669
2018	5,571
2019	5,141
2020	4,466
Thereafter	76,998
Total	$102,232

17.	SUBSEQUENT EVENTS
On May 2, 2016, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended March 31, 2016, payable on May 31, 2016 to the holders of record on May 20, 2016.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal control over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and conflicts of interest in our relationship with our Manager;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.
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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of professionals who collectively have acquired over $17 billion in transportation and infrastructure assets since 2002. As of March 31, 2016, we had total consolidated assets of $1.6 billion and total equity of $1.3 billion.
Operating Segments
Our operations consist of two primary strategic business units – Infrastructure and Equipment Leasing. Our Infrastructure Business acquires long-lived assets that provide mission-critical services or functions to transportation networks and typically have high barriers to entry. The Company targets or develops operating businesses with strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. Our Equipment Leasing Business acquires assets that are designed to carry cargo or people or provide functionality to transportation infrastructure. Transportation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and include structural protections to mitigate credit risk.
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following five reportable segments: Aviation Leasing, Offshore Energy, Shipping Containers, all of which are within Equipment Leasing Business, and Jefferson Terminal and Railroad, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses and management fees.

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
Results of Operations
Adjusted Net Income (Non-GAAP)
The Chief Operating Decision Maker (“CODM”) utilizes Adjusted Net Income as the key performance measure. This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions. Adjusted Net Income should not be considered as an alternative to net income attributable to shareholders as determined in accordance with U.S. generally accepted accounting principles (“GAAP”).
Adjusted Net Income is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities, (b) to include the impact of cash income tax payments, our pro-rata share of the Adjusted Net Income from unconsolidated entities (collectively “Adjusted Net Income”), and (c) to exclude the impact of the non-controlling share of Adjusted Net Income. We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income. We believe that net income attributable to shareholders, as defined by GAAP, is the most comparable earnings measurement with which to reconcile Adjusted Net Income.
Adjusted EBITDA (Non-GAAP)
In addition, we view Adjusted EBITDA as a secondary measurement to Adjusted Net Income, which serves as a useful supplement to investors, analysts and management to measure operating performance of deployed assets before the effect of financing and capital investment and to compare the Company’s operating results to the operating results of our peers and between periods on a consistent basis. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate Adjusted EBITDA in the same manner.
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
Discussed below are our consolidated results of operations for each of our reportable segments (all U.S. dollar amounts, expressed in thousands).
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
The following table presents our consolidated results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Income in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$12,922	$16,005	$(3,083)
Maintenance revenue	5,106	3,386	1,720
Finance lease income	1,522	2,311	(789)
Other revenue	25	1,336	(1,311)
Total equipment leasing revenues	19,575	23,038	(3,463)
Infrastructure revenues
Lease income	—	1,410	(1,410)
Rail revenues	7,999	6,289	1,710

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Terminal services revenues	3,879	3,236	643
Total infrastructure revenues	11,878	10,935	943
Total revenues	31,453	33,973	(2,520)

Expenses
Operating expenses	14,358	14,719	(361)
General and administrative	2,588	348	2,240
Acquisition and transaction expenses	1,059	368	691
Management fees and incentive allocation to affiliate	4,348	2,414	1,934
Depreciation and amortization	13,217	10,562	2,655
Interest expense	5,303	4,815	488
Total expenses	40,873	33,226	7,647

Other income
Equity in earnings of unconsolidated entities	85	1,241	(1,156)
Gain on sale of equipment and finance leases, net	1,722	3	1,719
Loss on extinguishment of debt	(1,579)	—	(1,579)
Interest income	9	187	(178)
Other income	40	(6)	46
Total other income	277	1,425	(1,148)
Income (loss) before income taxes	(9,143)	2,172	(11,315)
Provision (benefit) for income taxes	(66)	230	(296)
Net (loss) income	(9,077)	1,942	(11,019)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,295)	(3,506)	211
Net (loss) income attributable to shareholders	$(5,782)	$5,448	$(11,230)
Add: Provision for income taxes	(66)	230	(296)
Add: Equity-based compensation expense	(3,963)	1,420	(5,383)
Add: Acquisition and transaction expenses	1,059	368	691
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	3	8	(5)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	85	1,241	(1,156)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(351)	(197)	(154)
Less: Equity in earnings of unconsolidated entities	(85)	(1,241)	1,156
Less: Non-controlling share of adjustments to Adjusted Net Income (2)	989	(354)	1,343
Adjusted Net (Loss) Income (non-GAAP)	$(6,532)	$6,923	$(13,455)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Non-controlling share of Adjusted Net Income is comprised of the following for the three months ended March 31, 2016 and 2015: (i) equity-based compensation of $(1,619) and $354, (ii) provision for income tax of $14 and $0, and (iii) loss on extinguishment of debt of $616 and $0, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(5,782)	$5,448	$(11,230)
Add: Provision for income taxes	(66)	230	(296)
Add: Equity-based compensation expense	(3,963)	1,420	(5,383)
Add: Acquisition and transaction expenses	1,059	368	691
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	3	8	(5)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation & amortization expense (3)	14,854	12,718	2,136
Add: Interest expense	5,303	4,815	488
Add: Principal collections on direct finance leases	2,204	2,941	(737)
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities (4)	3,792	5,425	(1,633)
Less: Equity in earnings of unconsolidated entities	(85)	(1,241)	1,156
Less: Non-controlling share of Adjusted EBITDA (5)	(2,033)	(2,983)	950
Adjusted EBITDA (non-GAAP)	$16,865	$29,149	$(12,284)
________________________________________________________
(3) Depreciation and amortization expense includes $13,217 and $10,562 of depreciation and amortization expense, $1,578 and $2,096 of lease intangible amortization, and $59 and $60 of amortization for lease incentives for the three months ended March 31, 2016 and 2015, respectively.
(4) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes adjustments for the following items for the three months ended March 31, 2016 and 2015: (i) net income of $53 and $1,185, (ii) interest expense of $404 and $533, (iii) depreciation and amortization expense of $915 and $304, and (iv) principal collections of finance leases of $2,420 and $3,403, respectively.
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2016 and 2015: (i) equity based compensation of $(1,619) and $354, (ii) provision for income taxes of $14 and $0, (iii) interest expense of $1,466 and $1,238, (iv) depreciation and amortization expense of $1,556 and $1,391, and (v) loss of extinguishment of debt of $616 and $0 respectively.
Revenues
Total revenue decreased by $2,520 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, driven mainly by lower revenues in the Offshore Energy and Shipping Containers segments offset by higher revenues in the Aviation and Railroad segments.
In Equipment Leasing, lease income decreased by $3,083 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, driven by lower lease income in the Offshore Energy segment as certain vessels were off-lease during the three months ended March 31, 2016. This was offset by higher lease income in the Aviation Leasing segment, due to recent asset acquisitions and more assets on lease in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Maintenance revenue increased by $1,720 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 also as a result of an increase in the number of aircraft and engines on lease. Finance revenue decreased by $789 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due the sale of two container portfolios in the three months ended March 31, 2016. Other revenue decreased by $1,311 primarily due to income from the forfeiture of a security deposit in the Aviation Leasing segment in the three months ended March 31, 2015, with no similar forfeitures occurring in the three months ended March 31, 2016.
In Infrastructure, the Railroad segment contributed higher revenues of $1,710, which was offset by lower revenues at Jefferson Terminal in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Expenses
Total expenses increased by $7,647 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 mainly due to increases in depreciation and amortization, general and administrative expenses, management fees to affiliate, and acquisition and transaction expenses.

Depreciation and amortization increased by $2,655 mainly due to the depreciation and amortization of additional aircraft and engines owned and on lease in the Aviation segment and assets placed into service at the Jefferson Terminal segment.
General and administrative expenses and management fees and incentive allocation payment to an affiliate of our Manager increased by $2,240 and $1,934, respectively, driven by higher fees and reimbursements to our Manager, both pursuant to new agreements put in place subsequent to our initial public offering in May of 2015 (the "IPO"). No incentive allocations were recorded since the IPO.
Acquisition and transaction expenses increased by $691 primarily due to increased investment activities in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Other Income
Total other income decreased by $1,148 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a loss on extinguishment of debt and lower equity in earnings from unconsolidated entities, both offset by a higher gain on sale of equipment. The loss on extinguishment of debt of $1,579 recognized in the three months ended March 31, 2016 related to the early repayment of debt in the Jefferson Terminal segment. Equity in earnings from unconsolidated entities decreased by $1,156 due to lower revenues and higher depreciation expense. Gain on sale of equipment was driven by the Aviation Leasing and Shipping Containers segment, which had sales of equipment in the three months ended March 31, 2016, of $1,208 and $304, respectively.
Net Income
Net income attributable to shareholders decreased by $11,230 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, driven primarily by the changes discussed above under "—Other Income".
Adjusted Net Income (Non-GAAP)
Adjusted Net Income decreased $13,455 in the three months ended March 31, 2016 as compared the three months ended March 31, 2015 due to changes in net (loss) income attributable to shareholders noted above of $11,230 and lower equity-based compensation expense, offset by the loss on extinguishment of debt, as well as lower non-controlling share of adjusted net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $12,284 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes in net (loss) income attributable to shareholders noted above, Adjusted EBITDA was impacted by lower equity-based compensation expense and pro-rata share of the adjusted EBITDA from unconsolidated entities of $5,383 and $1,633, respectively. These impacts were offset by (i) a loss on extinguishment of debt of $1,579 in the three months ended March 31, 2016, as well as (ii) higher depreciation and amortization expense of $2,136, (iii) higher equity in earnings of unconsolidated entities of $1,156, and (iv) higher non-controlling share of Adjusted EBITDA of $950 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Additional discussion of our results of operations in three months ended March 31, 2016 as compared to the three months ended March 31, 2015 by segment is as follows:

Aviation Leasing Segment
In our Aviation Leasing segment, we own and manage 65 aviation assets, including 18 commercial passenger aircraft and 47 commercial jet engines.
As of March 31, 2016, 17 of our commercial aircraft and 24 of our jet engines were leased to operators or other third parties. The majority of our aviation assets currently off lease are held in short term storage awaiting a future lease. There were three engines either undergoing repair and/or maintenance as of March 31, 2016. Our aviation equipment was approximately 83% utilized as of March 31, 2016, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 30 months, and our jet engines currently on-lease have an average remaining lease term of 11 months. In April 2016 we extended three aircraft leases resulting in a weighted average lease term of 36 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2016	3	15	18
Purchases	—	—	—
Sales	—	—	—
Assets at March 31, 2016	3	15	18

Jet Engines
Assets at January 1, 2016	18	24	42
Purchases	3	3	6
Sales	—	(1)	(1)
Assets at March 31, 2016	21	26	47

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Aviation Leasing segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$12,847	$9,739	$3,108
Maintenance revenue	5,106	3,386	1,720
Other revenue	—	1,120	(1,120)
Total revenues	17,953	14,245	3,708

Expenses
Operating expenses	817	338	479
Depreciation and amortization	7,427	5,256	2,171
Total expenses	8,244	5,594	2,650

Other income
Gain on sale of equipment and finance leases, net	1,208	—	1,208
Interest income	1	8	(7)
Total other income	1,209	8	1,201
Income before income taxes	10,918	8,659	2,259
Provision (benefit) for income taxes	(97)	214	(311)
Net income	11,015	8,445	2,570
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	(97)	—	(97)
Net income attributable to shareholders	$10,918	$8,445	$2,473
Add: Provision (benefit) for income taxes	(97)	214	(311)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(346)	(197)	(149)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of adjustments to Adjusted Net Income	—	—	—
Adjusted Net Income (non-GAAP)	$10,475	$8,462	$2,013
The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Aviation Leasing segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Net Income attributable to shareholders	$10,918	$8,445	$2,473
Add: Provision (benefit) for income taxes	(97)	214	(311)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation & amortization expense (1)	9,064	7,412	1,652
Add: Interest expense	—	—	—
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA(2)	(41)	—	(41)
Adjusted EBITDA (non-GAAP)	$19,844	$16,071	$3,773
____________________________________________________
(1) Depreciation and amortization expense includes $7,427 and $5,256 of depreciation expense, $1,578 and $2,096 of lease intangible amortization, and $59 and $60 of amortization for lease incentives for the three months ended March 31, 2016 and 2015, respectively.
(2) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $41 and $0 for the three months ended March 31, 2016 and 2015, respectively.
Revenues
Total revenue in the Aviation Leasing segment increased by $3,708 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, driven by higher lease income and maintenance revenue, offset by a decrease within other revenue. Lease income increased by $3,108 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to higher (i) aircraft lease income of $1,854 primarily driven by the purchase of four on lease aircraft in the second half of 2015, and (ii) engine lease income of $745 primarily driven by an increase in the number of engines which generated revenue during the quarter, from 19 to 26 in the three months ended March 31, 2015 and March 31, 2016, respectively. Maintenance revenue increased by $1,720 due to an increase in the number of aircraft and engines on lease. Other revenue decreased by $1,120 due to income from the forfeiture of a security deposit which occurred in the three months ended March 31, 2015, with no similar forfeitures occurring in the three months ended March 31, 2016.

Expenses
Total expenses in the Aviation Leasing segment increased by $2,650 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase in depreciation and amortization expense and an increase in operating expenses. Depreciation and amortization expense increased by $2,171 driven by the additional aircraft and engines owned and on lease in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Operating expenses increased by $479 primarily due to increased professional services fees of $223 due to the growth of the aviation portfolio and repairs and maintenance expense of $146.
Other Income
Total other income in the Aviation Leasing segment increased by $1,201 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, driven by a $1,208 gain on sale of equipment in the three months ended March 31, 2016.
Net Income
Net income attributable to shareholders increased $2,473 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the changes noted above.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income in the Aviation Leasing segment was $10,475 in the three months ended March 31, 2016 as compared to $8,462 in the three months ended March 31, 2015, an increase of $2,013 primarily driven by the changes to net income attributable to shareholders noted above and the net impact of the provision for income tax less cash paid for taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3,773 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to changes in net income attributable to shareholders noted above and increased depreciation and amortization expense from the additional aircraft and engines owned and on-lease in the three months ended March 31, 2016.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle ("ROV") support vessel, one construction support vessel and one anchor handling tug supply ("AHTS") vessel. In addition, we have contracted with a Norwegian shipyard to build a new inspection, maintenance and repair ("IMR") vessel. The chart below describes the assets in our Offshore Energy segment as of March 31, 2016:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	Off-lease	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	Off-lease (1)	85%
IMR Vessel	Estimated Q2 2016	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	Estimated March 2024	50%
_____________________________________________________
(1) On February 16, 2016, the Company terminated its lease arrangement related to its ROV support vessel and is actively pursuing a new charter.
The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net (Loss) Income in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Offshore Energy segment:

	Three Months ended March 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$75	$6,266	$(6,191)
Finance lease income	410	410	—
Other revenue	—	191	(191)
Total revenues	485	6,867	(6,382)

Expenses
Operating expenses	3,601	571	3,030
Depreciation and amortization	1,588	1,489	99
Interest expense	935	956	(21)
Total expenses	6,124	3,016	3,108

Other income
Interest income	2	139	(137)
Total other income	2	139	(137)
(Loss) income before income taxes	(5,637)	3,990	(9,627)
Provision for income taxes	—	—	—
Net (loss) income	(5,637)	3,990	(9,627)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	(247)	181	(428)
Net (loss) income attributable to shareholders	$(5,390)	$3,809	$(9,199)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of adjustments to Adjusted Net Income	—	—	—
Adjusted Net (Loss) Income (non-GAAP)	$(5,390)	$3,809	$(9,199)

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Offshore Energy segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(5,390)	$3,809	$(9,199)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation & amortization expense	1,588	1,489	99
Add: Interest expense	935	956	(21)
Add: Principal collections on direct finance leases	94	80	14
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(84)	(87)	3
Adjusted EBITDA (non-GAAP)	$(2,857)	$6,247	$(9,104)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2016 and 2015: (i) depreciation expense of $59 and $56, (ii) and interest expense of $25 and $31, respectively.

Revenues
Total revenue in the Offshore Energy segment decreased by $6,382 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily driven by lower lease income related to the offshore construction vessel acquired and put into service in September 2014 and the ROV support vessel which terminated its lease arrangement in February 2016.
Expenses
Total expenses in the Offshore Energy segment increased by $3,108 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in operating expenses primarily resulted from the offshore construction support vessel and ROV support vessel which were off charter at March 31, 2016. Key drivers for the increases in operating expenses were operating costs of $2,193 which were historically paid by bareboat charterers, professional services fees of $747, and repairs and maintenance of $119, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Other Income
Total other income in the Offshore Energy segment decreased by $137 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a decrease in interest income and fees earned related to the loan made to our third party partner in the MT6015 joint venture.
Net (Loss) Income
Net income attributable to shareholders decreased $9,199 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the changes in revenues expenses and other income noted above.
Adjusted Net (Loss) Income (Non-GAAP)
Adjusted Net Loss was $5,390 for the three months ended March 31, 2016 as compared to Adjusted Net Income of $3,809 for the three months ended March 31, 2015, a decrease of $9,199. This decrease was due to the changes noted above.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $9,104 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to a decrease in net income attributable to shareholders of $9,199 as noted above, offset by an increase in depreciation and amortization expense of $99 related to the offshore construction vessel.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture, interests in approximately 94,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of March 31, 2016:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 94,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 40’ Specials 45’ Dry	~8.8 Years	Direct Finance Lease/Operating Lease	6 Customers	51%
Portfolio #2 39,000 (1)	20' Dry 40' Dry 40' HC Dry	~11 years	Direct Finance Lease	1 customer	0%
Portfolio #3 3,000 (2)	45' Dry 53' Dry 53' Chassis	~7.7 years	Direct Finance Lease	1 customer	0%
_____________________________________________________
(1) On March 9, 2016, the Company consummated the sale of Portfolio #2.
(2) On March 30, 2016, the Company consummated the sale of Portfolio #3.
The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Shipping Containers segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$1,112	$1,901	$(789)
Other revenue	25	25	—
Total revenues	1,137	1,926	(789)

Expenses
Operating expenses	30	53	(23)
Interest expense	410	642	(232)
Total expenses	440	695	(255)

Other income
Equity in earnings of unconsolidated entities	85	1,241	(1,156)
Gain on sale of equipment	304	—	304
Other income (expense)	(2)	(7)	5
Total other income	387	1,234	(847)
Income before income taxes	1,084	2,465	(1,381)
Provision for income taxes	(4)	16	(20)
Net income attributable to shareholders	$1,088	$2,449	$(1,361)

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Add: Provision for income taxes	(4)	16	(20)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	3	8	(5)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	85	1,241	(1,156)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	(85)	(1,241)	1,156
Less: Non-controlling share of adjustments to Adjusted Net Income	—	—	—
Adjusted Net Income (non-GAAP)	$1,087	$2,473	$(1,386)
______________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above for the three months ended March 31, 2016 and the three months ended March 31, 2015.
The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Shipping Containers segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Net income attributable to shareholders	$1,088	$2,449	$(1,361)
Add: Provision for income taxes	(4)	16	(20)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	3	8	(5)
Add: Asset impairment charges	—	—	—
Add: Depreciation & amortization expense	—	—	—
Add: Interest expense	410	642	(232)
Add: Principal collections on direct finance leases	2,110	2,861	(751)
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities (2)	3,792	5,425	(1,633)
Less: Equity in earnings of unconsolidated entities	(85)	(1,241)	1,156
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$7,314	$10,160	$(2,846)
________________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended March 31, 2016 and 2015: (i) net income of $53 and $1,185, (ii) interest expense of $404 and $533, (iii) depreciation and amortization expense of $915 and $304, and (iv) principal collections of finance leases of $2,420 and $3,403, respectively.
Revenues
Total revenue in the Shipping Containers segment decreased by $789 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 driven primarily by lower finance lease income as a result of the amortization of the underlying principal balances and due to the sale of Portfolio #2 on March 9, 2016.

Expenses
Total expenses in the Shipping Containers segment decreased by $255 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a decrease in interest expense of $232 due to lower principal balances on the term loans, along with the termination of the term loan in conjunction with the sale of Portfolio #2 on March 9, 2016.
Other Income
Total other income in the Shipping Containers segment decreased $847 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 driven by lower equity in earnings of unconsolidated entities from our shipping containers joint venture of $1,156 due to increased depreciation expense and loss on disposals of containers related to the operating leases within our shipping containers joint venture. Offsetting this decrease was a gain on sale of equipment of $304 from the sale of Portfolio #2 and Portfolio #3 during the three months ended March 31, 2016.
Net Income
Net income attributable to shareholders decreased $1,361 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the changes noted above.
Adjusted Net Income (Non-GAAP)
Adjusted net income decreased $1,386 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the changes noted above and the provision for income taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2,846 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to changes in net income attributable to shareholders noted above of $1,361, lower pro-rata share of Adjusted EBITDA from unconsolidated entities driven by lower principal collections on direct finance leases and increased depreciation expenses, lower principal collections on direct finance leases from the sale of two container portfolios, offset by lower equity in earnings of unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Jefferson Terminal segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$—	$1,410	$(1,410)
Terminal services revenues	3,879	3,236	643
Total revenues	3,879	4,646	(767)

Expenses
Operating expenses	2,688	6,673	(3,985)
Depreciation and amortization	3,676	3,308	368
Interest expense	3,804	3,087	717
Total expenses	10,168	13,068	(2,900)

Other income
Loss on extinguishment of debt	(1,579)	—	(1,579)
Interest income	6	40	(34)
Other income	42	1	41
Total other income	(1,531)	41	(1,572)
Loss before income taxes	(7,820)	(8,381)	561
Provision for income taxes	35	—	35
Net loss	(7,855)	(8,381)	526
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,156)	(3,654)	498
Net loss attributable to shareholders	$(4,699)	$(4,727)	$28
Add: Provision for income taxes	35	—	35
Add: Equity-based compensation expense	(4,168)	853	(5,021)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(1)	—	(1)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of adjustments to Adjusted Net Income (1)	997	(341)	1,338
Adjusted Net Loss (non-GAAP)	$(6,257)	$(4,215)	$(2,042)
________________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of the following for the three months ended March 31, 2016 and 2015: (i) equity-based compensation of $(1,627) and $341, (ii) provision for income tax of $14 and $0, and (iii) loss on extinguishment of debt of $616 and $0, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA in the three months ended March 31, 2016 for the Jefferson Terminal segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(4,699)	$(4,727)	$28
Add: Provision for income taxes	35	—	35
Add: Equity-based compensation expense	(4,168)	853	(5,021)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation & amortization expense	3,676	3,308	368
Add: Interest expense	3,804	3,087	717
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(1,873)	(2,868)	995
Adjusted EBITDA (non-GAAP)	$(1,646)	$(347)	$(1,299)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2016 and 2015: (i) equity-based compensation of $(1,627) and $341, (ii) provision for income taxes of $14 and $0, (iii) interest expense of $1,435 and $1,204, loss on extinguishment of debt of $616 and $0, and (iv) depreciation and amortization expense of $1,435 and $1,323, respectively.
Revenues
Total revenue in the Jefferson Terminal segment decreased by $767 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to lower lease income offset by higher terminal service revenue. Lease income decreased as rail cars were off-lease during the three months ended March 31, 2016. Terminal services revenue increased by $643 in the three months ended March 31, 2016, reflecting revenues from the terminal's expanded storage tank capacity, which was built out during 2015.
Expenses
Total expenses in the Jefferson Terminal segment decreased by $2,900 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Expenses decreased primarily due to lower operating expenses of $3,985, driven by lower equity-based compensation expense of $5,021 as the achievement of all performance conditions for one award was not deemed probable and accordingly $4,402 of expense previously recognized in prior periods was reversed and a second award was partially accelerated and the remainder forfeited and canceled, according to the original terms of the agreement, when employment ended during the three months ended March 31, 2016. This decrease was offset by higher (i) interest expense of $717 driven by the 2016 bonds issued in March 2016 and (ii) depreciation expense of $364 related to property, plant and equipment placed into service in the second half of 2015.
Other Income
Total other income decreased by $1,572 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 driven by the loss on extinguishment of debt of $1,579 recognized in the three months ended March 31, 2016 related to the early repayment of debt in the Jefferson Terminal segment.
Net Loss
Net loss attributable to shareholders decreased $28 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes discussed above, net loss attributable to shareholders was also affected by net loss attributable to non-controlling interest in consolidated subsidiaries, which decreased $498 in the three months ended March 31, 2016.

Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased by $2,042 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, the three months ended March 31, 2016 was impacted by lower equity-based compensation expense of $5,021 and a loss on extinguishment of debt of $1,579, which did not occur in the three months ended March 31, 2015. Adjusted Net Loss was also affected by lower non-controlling share of Adjusted Net Loss of $1,338 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $1,299 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In the three months ended March 31, 2016, in addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by lower equity-based compensation expense of $5,021, offset by (i) a loss on extinguishment of debt of $1,579 in the three months ended March 31, 2016, as well as (ii) lower non-controlling share of Adjusted EBITDA of $995, comprised of lower equity-based compensation expense of $1,968, higher loss on extinguishment of debt of $616, higher interest expense of $231, and higher depreciation and amortization expense of $112, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Adjusted EBITDA was also impacted by higher interest expense of $717 and depreciation and amortization expense of $368 related to property, plant and equipment placed in service during 2015.

Railroad Segment
The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Loss in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for the Railroad segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$7,999	$6,289	$1,710
Total revenues	7,999	6,289	1,710

Expenses
Operating expenses	7,222	7,084	138
Depreciation and amortization	526	509	17
Interest expense	154	130	24
Total expenses	7,902	7,723	179

Other income
Gain on sale of equipment and finance leases, net	210	3	207
Total other income	210	3	207
Income before income taxes	307	(1,431)	1,738
Provision for income taxes	—	—	—
Net income (loss)	307	(1,431)	1,738
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	13	(33)	46
Net income (loss) attributable to shareholders	$294	$(1,398)	$1,692
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	205	567	(362)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of adjustments to Adjusted Net Income (1)	(8)	(13)	5
Adjusted Net Income (Loss) (non-GAAP)	$491	$(844)	$1,335
______________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of equity-based compensation of $8 and $13 for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA in the three months ended March 31, 2016 for the Railroad segment:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Net income (loss) attributable to shareholders	$294	$(1,398)	$1,692
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	205	567	(362)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation & amortization expense	526	509	17
Add: Interest expense	154	130	24
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(35)	(28)	(7)
Adjusted EBITDA (non-GAAP)	$1,144	$(220)	$1,364
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2016 and 2015: (i) equity-based compensation of $8 and $13, (ii) interest expense of $6 and $3 and (iii) depreciation and amortization expense of $21 and $12, respectively.
Revenues
Total Railroad segment revenues increased by $1,710 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to higher traffic and expanded service offerings to customers.
Expenses
Total expenses in the Railroad segment increased $179 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This was driven by higher operating expenses of $138 incurred in connection with increased railroad operations and increased interest expense of $24 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad.
Net Income (Loss)
Net income attributable to shareholders increased $1,692 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes discussed above, the increase was offset by higher net income attributable to non-controlling interest in consolidated subsidiaries of $46 for the three months ended March 31, 2016.
Adjusted Net Income (Loss) (Non-GAAP)
Adjusted Net Income increased by $1,335 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Income was impacted by lower equity-based compensation expense of $362 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $1,364 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes in net income attributable to shareholders noted above, Adjusted EBITDA was also impacted by lower equity-based compensation expense and non-controlling share of Adjusted EBITDA of $362 and $7, respectively, offset by higher interest expense and depreciation and amortization expense of $24 and $17, respectively.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for Corporate:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Expenses
General and administrative	$2,588	$348	$2,240
Acquisition and transaction expenses	1,059	368	691
Management fees and incentive allocation to affiliate	4,348	2,414	1,934
Interest expense	—	—	—
Total expenses	7,995	3,130	4,865
Provision for income taxes	—	—	—
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(2)	—	(2)
Net loss attributable to shareholders	$(7,993)	$(3,130)	$(4,863)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1,059	368	691
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(4)	—	(4)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of adjustments to Adjusted Net Income	—	—	—
Adjusted Net Loss (non-GAAP)	$(6,938)	$(2,762)	$(4,176)

The following table sets forth a reconciliation of Net Loss attributable to shareholders to Adjusted EBITDA in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 for Corporate:

	Three Months Ended March 31,		Change
	2016	2015
(in thousands)
Net loss attributable to shareholders	$(7,993)	$(3,130)	$(4,863)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1,059	368	691
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation & amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Principal collections on direct finance leases	—	—	—
Add: Pro-rata share of the Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(6,934)	$(2,762)	$(4,172)
Expenses
In Corporate, total expenses increased by $4,865 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This was mainly due to higher (i) general and administrative expenses of $2,240, which include reimbursements to our Manager of $2,772, (ii) management fees of $1,934 which results from our management agreement put in place subsequent to our IPO and (iii) acquisition and transaction expenses for additional investment activities of $691 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $4,176 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was primarily impacted by higher acquisition and transaction expenses of $691 incurred for potential acquisition opportunities in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $4,172 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, the decrease was primarily impacted by higher acquisition and transaction expenses of $691 incurred for potential acquisition opportunities in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Transactions with Affiliates and Affiliated Entities
We are managed by FIG LLC (the “Manager”), an affiliate of Fortress, pursuant to a management agreement (the “Management Agreement”) which provides for us to bear obligations for management fees and expense reimbursements payable to the Manager. Our Management Agreement requires our Manager to manage our business affairs in conformity with a broad asset acquisition strategy adopted and monitored by our board of directors. From time to time, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates or other affiliates of Fortress, which may include, but are not limited to, certain financing arrangements, acquisition of assets, acquisition of debt obligations, debt, co-investments, and other assets that present an actual, potential or perceived conflict of interest. Please see Note 13 to our consolidated financial statements included elsewhere in this filing for more information.

Subsequent Events
On May 2, 2016, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended March 31, 2016, payable on May 31, 2016 to the holders of record on May 20, 2016.
Liquidity and Capital Resources
Our principal uses of liquidity have been (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the three months ended March 31, 2016 and 2015, cash used for the purpose of making investments was $39,622 and $44,329, respectively.

•
In three months ended March 31, 2016 and 2015, distributions to shareholders including cash dividends were $24,177 and $23,718, respectively, and distributions to non-controlling interest were $0 and $111, respectively.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been (i) revenues from our transportation infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) borrowings, (iii) distributions received from unconsolidated investees, (iv) capital contributions from our shareholders, (v) proceeds from asset sales and (vi) proceeds from the issuance of common shares.

•
During three months ended March 31, 2016 and 2015, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $1,476 and $10,715, respectively.

•
During three months ended March 31, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $3,300. We made total principal repayments of $146,410 primarily relating to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1 and Container Loan #2. During three months ended March 31, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $4,255.

•
During three months ended March 31, 2016 and 2015, we received $431 and $987 in cash distributions from our unconsolidated investees, respectively, of which $30 and $54 was included in cash flows from operating activities, respectively.

•	During three months ended March 31, 2016 and 2015, proceeds from the sale of assets were $75,428 and $121, respectively.

•
During three months ended March 31, 2016 and 2015, capital contributions from shareholders were $0 and $61,991, respectively, and capital contributions from non-controlling interests were $6,420 and $11,922, respectively.

The Company is currently evaluating over $2.0 billion of potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. However, as of the date of this filing, none of the above-referenced pipeline transactions or negotiations are definitive or included within the planned liquidity needs of the Company.
Historical Cash Flow
Comparison of the three months ended March 31, 2016 and March 31, 2015
The following table compares the historical cash flow for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Cash Flow Data:
Net cash (used in) provided by operating activities	$(3,799)	$6,222
Net cash provided by (used in) investing activities	35,494	(35,681)
Net cash (used in) provided by financing activities	(65,486)	44,626
Net cash used in operating activities was $3,799 in the three months ended March 31, 2016 as compared to cash provided by operating activities of $6,222 in the three months ended March 31, 2015, representing a $10,021 decrease. Net loss of $9,077 in the three months ended March 31, 2016, compared to net income of $1,942 in the three months ended March 31, 2015, a decrease of $11,019, was the primary driver of the decrease in net cash used in operating activities for the period. The decrease was further impacted by non-cash adjustments to reconcile net income which include a decrease of (i) $5,383 relating to equity based compensation, (ii) $1,120 of security deposits and maintenance claims included in earnings, (iii) $1,156 relating to equity and earnings from unconsolidated entities, offset by an increase in (iv) depreciation and amortization of $2,655, (v) loss on extinguishment of debt of $1,579 and (vi) gain on sale of equipment of $1,719. These changes were offset by an increase in cash provided by operating activities primarily due to an decrease in cash used in accounts payable and accrued liabilities of $6,103, and an increase in other assets of $3,290 primarily related to increased operations at Jefferson Terminal.
Net cash provided by investing activities was $35,494 in the three months ended March 31, 2016 as compared to cash used in investing activities of $35,681 in the three months ended March 31, 2015, an increase of $71,175. Cash provided by investing increased due cash received for the sale of two finance leases resulting in proceeds of $71,000, and a decrease in cash paid for property, plant and equipment of $35,674 in three months ended March 31, 2016 as compared to March 31, 2015. Offsetting these increases was cash used in the acquisition of leasing equipment for $27,317 and purchase deposits for leasing equipment of $3,275 in the three months ended March 31, 2016, primarily due to the increased acquisitions of commercial jet engines and aircraft as compared to the three months ended March 31, 2015.
Net cash used in financing activities was $65,486 in the three months ended March 31, 2016 as compared to cash provided by financing activities of $44,626 in the three months ended March 31, 2015, representing a $110,112 decrease. Such decrease was attributable to (i) a decrease in capital contributions from shareholders of $61,991, (ii) an increase in repayments of debt, net of proceeds of $39,197, (iii) a decrease in capital contributions from non-controlling interest of $5,502 and (iv) an increase in payment of deferred financing costs of $2,494.
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
The Company defines FAD as: net cash provided by or used in operating activities plus principal collections on finance leases, proceeds from sale of assets, and return of capital distributions from unconsolidated entities, less required payments on debt obligations and capital distributions to non-controlling interest, and excluding changes in working capital. The following table sets forth a reconciliation of Net Cash (Used in) Provided by Operating Activities to FAD:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net Cash (Used in) Provided by Operating Activities	$(3,799)	$6,222
Add: Principal Collections on Finance Leases	2,204	2,941
Add: Proceeds from sale of assets(1)	75,928	121
Add: Return of Capital Distributions from Unconsolidated Entities	401	933
Less: Required Payments on Debt Obligations(2)	(47,660)	(4,255)
Less: Capital Distributions to Non-Controlling Interest	—	(111)
Exclude: Changes in Working Capital	5,784	7,751
Funds Available for Distribution (FAD)	$32,858	$13,602
_____________________________________________________
(1) Proceeds from sale of assets includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the three months ended March 31, 2016.
(2) Required payments on debt obligations excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement in the three months ended March 31, 2016, which was a voluntary refinancing as repayment of this amount was not required at this time.
Limitations
FAD is subject to a number of limitations and assumptions and there can be no assurance that the Company will generate FAD sufficient to meet its intended dividends. FAD has material limitations as a liquidity measure of the Company because such measure excludes items that are required elements of the Company's net cash provided by operating activities as described below. FAD should not be considered in isolation nor as a substitute for analysis of the Company's results of operations under GAAP, and it is not the only metric that should be considered in evaluating the Company's ability to meet its stated dividend policy. Specifically:

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

•
FAD does not reflect changes in working capital balances as management believes that changes in working capital are primarily driven by short term timing differences, which are not meaningful to the Company’s distribution decisions.

•	Management has significant discretion to make distributions, and the Company is not bound by any contractual provision that requires it to use cash for distributions.
If such factors were included in FAD, there can be no assurance that the results would be consistent with the Company’s presentation of FAD.
Debt Obligations
Additional information regarding our debt agreements is disclosed in our Form 10-K for the year ended December 31, 2015.
Container Loan #1—On December 27, 2012, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #1”) with a bank for an initial aggregate amount of approximately $55,991 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #1 required monthly payments of interest and scheduled principal payments through its maturity on December 27, 2017 and could be prepaid without penalty after the third anniversary of the closing of the loan. In connection with Container Loan #1, the Company entered into an interest rate swap agreement (the “Swap”) on January 17, 2013 with respect to 70% of the outstanding balance of Container Loan #1 and designated as a cash flow hedge which fixed the LIBOR rate at 0.681%. During the three months ended March 31, 2016, all amounts outstanding under Container Loan #1 and the Swap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
Container Loan #2—On August 15, 2013, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21,548 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #2 required quarterly payments of interest and scheduled principal payments through its maturity on August 28, 2018 and could be prepaid without penalty at any time. In connection with Container Loan #2, the Company entered into an interest rate cap agreement (the “Cap”) on September 20, 2013, with respect to 50% of the portion of the outstanding balance of Container Loan #2, not designated as a cash flow hedge, which capped LIBOR at 2.5%. During the three months ended March 31, 2016, all amounts outstanding under Container Loan #2 and the Cap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
CMQR Credit Agreement—On March 28, 2016, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $10,000 to $20,000 and to extend the maturity date to September 18, 2018. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement.
The CMQR Credit Agreement is also indirectly supported by Fortress Transportation and Infrastructure Investors LLC (the “Sponsor”). In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to a total of $29 million in capital from the Sponsor, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the Sponsor. The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR.
Jefferson Terminal Credit Agreement—On August 27, 2014, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100,000. The Jefferson Terminal Credit Agreement required quarterly payments of $250 beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1,250 beginning with the quarter ending December 31, 2016, and could be prepaid or repaid at any time prior to its maturity on February 27, 2018. On March 8, 2016, all amounts outstanding under the Jefferson Terminal Credit Agreement were paid in full and such agreement was terminated. Accordingly, during the three months ended March 31, 2016, the Company recorded a loss on extinguishment of debt of $1,579.

Series 2016 Bonds—On March 7, 2016, the Port of Beaumont Navigation District of Jefferson County, Texas (the “District”) issued $144,200 of Dock and Wharf Facility Revenue Bonds, Series 2016 (Jefferson Energy Companies Project) (the “Series 2016

Bonds”).  Proceeds from the issuance of the Series 2016 Bonds were used, in part, to reimburse Jefferson Railport Terminal II, LLC (“Jefferson Railport II”) for certain costs related to the development, construction and acquisition of certain facilities for the transport, loading, unloading, and storage of petroleum products (the “Facilities”) on behalf of the District, and settle the Jefferson Terminal Credit Agreement. Construction of the Facilities has occurred, and will occur, on property leased by the District to Jefferson Railport II pursuant to a First Amended and Restated Ground Lease between Jefferson Railport II, as lessee, and the District, as lessor. All such Facilities will be leased by the District to Jefferson Railport II pursuant to a Lease and Development Agreement between the District and Jefferson Railport II.
The transaction described above did not qualify for sale-leaseback accounting due to the continuing involvement of the Company resulting from the mandatory tender feature and, as a result, the leases were classified as a financing transaction in the Company’s consolidated financial statements. Under the financing method, the assets constructed or to be constructed will remain on the consolidated balance sheet and the net proceeds received by the Company are recorded as financial debt. Payments under these leases are recorded as interest expense and reduction of principal in accordance with the terms of the bond agreement with annual interest payments and a principal repayment at February 13, 2020 barring a remarketing of the bond on new terms.
Under a Capital Call Agreement, the Company has agreed to make funds available to Jefferson Holdings in order to satisfy its obligation under the Standby Bond Purchase Agreement. The Capital Call Agreement contains certain covenants applicable to the Company, including a negative lien covenant regarding Aviation Assets, as defined, as well as maintenance of a minimum total asset value of Aviation Assets and minimum total equity of the Company. In connection with the above, related to the Series 2016 Bonds, a subsidiary of the Company and an affiliate of its Manager entered into a Fee and Support Agreement with FTAI Energy Partners LLC and certain of its subsidiaries. The Fee and Support Agreement provides that both such subsidiary of the Company, and such affiliate, will effectively guarantee a pro rata portion of the obligations under the Standby Bond Purchase Agreement in return for a guarantee fee of $6,873 (shared on the same pro rata basis).  This fee will be amortized as interest expense to the redemption date or February 13, 2020.
The Series 2016 Bonds bear interest at an initial rate of 7.25% and require scheduled interest payments.  The Series 2016 Bonds have a stated maturity of February 1, 2036 but are subject to mandatory tender for purchase at par on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the Series 2016 Bonds or redeemed prior to such date.  In the event all of the Series 2016 Bonds are not repurchased from proceeds of a remarketing or redeemed at February 13, 2020, Jefferson Railport and Jefferson Railport Terminal II Holdings LLC (“Jefferson Holdings”), a Delaware limited liability company and parent of Jefferson Railport II, have agreed to purchase the Series 2016 Bonds from the Holders thereof at par pursuant to a Standby Bond Purchase Agreement.  In addition, pursuant to the Standby Purchase Agreement, Jefferson Holdings will guarantee the payment of all Rent (as defined in the Facilities Lease), and all principal of and premium and interest on the Series 2016 Bonds payable prior to repurchase or redemption at February 13, 2020.
The Company was in compliance with all debt covenants as of March 31, 2016.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of March 31, 2016, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of March 31, 2016.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Note payable to non-controlling interest	$2,352	$572	$403	$403	$403	$571	$—
FTAI Pride Credit Agreement	65,625	4,687	6,250	6,250	48,438	—	—
CMQR Credit Agreement	12,860	—	—	12,860	—	—	—
Jefferson Bonds Payable	189,710	1,320	1,425	1,545	1,670	146,010	37,740
Total principal payments on loans and bonds payable	270,547	6,579	8,078	21,058	50,511	146,581	37,740

Total estimated interest payments (1)	87,024	10,880	17,495	16,937	15,615	4,517	21,580

Operating lease obligations	101,678	4,299	5,551	5,453	5,023	4,364	76,988
Capital lease obligations	554	88	118	118	118	102	10

Total contractual obligations	$459,803	$21,846	$31,242	$43,566	$71,267	$155,564	$136,318

(1) Estimated interest payments based on rates as of March 31, 2016.
Application of Critical Accounting Policies
There were no material changes in our critical accounting policies as disclosed in our Form 10-K for the year ended December 31, 2015.
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
As of March 31, 2016, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $772 and $(772), respectively, over the next 12 months before the impact of interest rate derivatives.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2016.
Change in Internal Control over Financial Reporting
In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.         Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our common shares. However, these categories do overlap and should not be considered exclusive.
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
Depending on the specific sector, the risk of contractual defaults may be elevated due to excess capacity as a result of oversupply during the recent economic downturn. We lease assets to our customers pursuant to fixed-price contracts, and our customers then seek to utilize those assets to transport goods and provide services. If the price at which our customers receive for their transportation services decreases as a result of an oversupply in the marketplace, then our customers may be forced to reduce their prices in order to attract business (which may have an adverse effect on their ability to meet their contractual lease obligations to us), or may seek to renegotiate or terminate their contractual lease arrangements with us to pursue a lower-priced opportunity with another lessor, which may have a direct, adverse effect on us. See “—The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the financial crisis, and any future oversupply could materially adversely affect our results of operations and cash flows." Any default by a material customer would have a significant impact on our profitability at the time the customer defaulted, which could materially adversely affect our operating results and growth prospects. In addition, some of our counterparties may reside in jurisdictions with legal and regulatory regimes that make it difficult and costly to enforce such counterparties’ obligations.
We may not be able to renew or obtain new or favorable charters or leases, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.
Our operating leases are subject to greater residual risk than direct finance leases because we will own the assets at the expiration of an operating lease term and we may be unable to renew existing charters or leases at favorable rates, or at all, or sell the leased or chartered assets, and the residual value of the asset may be lower than anticipated. In addition, our ability to renew existing charters or leases or obtain new charters or leases will also depend on prevailing market conditions, and upon expiration of the contracts governing the leasing or charter of the applicable assets, we may be exposed to increased volatility in terms of rates and contract provisions. For example, we do not currently have long-term charters for our construction support vessel and our ROV support vessel. Likewise, our customers may reduce their activity levels or seek to terminate or renegotiate their charters or leases with us. If we are not able to renew or obtain new charters or leases in direct continuation, or if new charters or leases are entered into at rates substantially below the existing rates or on terms otherwise less favorable compared to existing contractual terms, or if we are unable to sell assets for which we are unable to obtain new contracts or leases, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.

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
While some of our contractual arrangements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce our counterparties’ obligations under such contractual arrangements is subject to applicable laws in the jurisdiction in which enforcement is sought. While some of our existing assets are used in specific jurisdictions, transportation and transportation-related infrastructure assets by their nature generally move throughout multiple jurisdictions in the ordinary course of business. As a result, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the owned assets in various jurisdictions cannot be predicted. To the extent more of our business shifts to areas outside of the United States and Europe, such as China and Malaysia, it may become more difficult and expensive to enforce our rights and recover our assets.
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
The rail sector is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, rates and charges, service obligations, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by U.S. and Canadian federal agencies including the U.S. and Canadian Environmental Protection Agencies, the U.S. and Canadian Departments of Transportation (USDOT or Transport Canada), the Occupational Safety and Health Act (OSHA or Canadian provincial equivalents), the U.S. Federal Railroad Administration, or FRA, and the U.S. Surface Transportation Board, or STB, as well as numerous other state, provincial, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, in December 2009, a proposed bill called the “Surface Transportation Board Reauthorization Act of 2009” was introduced in the Senate but not advanced. In addition, more recently proposed bills such as the “Rail Shipper Fairness Act of 2015,” if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on FTAI’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect FTAI’s profitability.
Under various U.S. and Canadian federal, state, provincial and local environmental requirements, as the owner or operator of terminals or other facilities, we may be liable for the costs of removal or remediation of contamination at or from our existing locations, whether we knew of, or were responsible for, the presence of such contamination. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, we may be liable for the costs of remediating third-party sites where hazardous substances from our operations have been transported for treatment or disposal, regardless of whether we own or operate that site. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not yet been discovered at our current or former locations or locations that we may acquire.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of March 31, 2016 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of

Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.6 billion of assets under management as of March 31, 2016.
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
We are an “emerging growth company” as defined in the Securities Act. As such, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the last day of the fiscal year following the fifth anniversary of our initial public offering, (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Because we have taken advantage of each of these exemptions, we do not know if some investors will find our common shares less attractive as a result. The result may be a less active trading market for our common shares and our share price may be more volatile.
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
 Our board of directors has adopted the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”), which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, restricted stock units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan; on the date of any equity issuance by the Company during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by the Company in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (i) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (ii) the fair market value of a common share as of the date of such equity issuance.
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
Although we currently intend to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, pursuant to the Partnership Agreement, the General Partner will be entitled to receive incentive allocations before any amounts are distributed by the Company based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.         Defaults Upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
Not applicable.
Item 5.         Other Information
On May 2, 2016, Wesley R. Edens resigned, effective as of May 2, 2016, from his positions as director and as Chairman of our Board of Directors. Mr. Edens’ resignation was not due to any disagreement with the Company. On May 2, 2016, our Board of Directors unanimously appointed our current Chief Executive Officer, Joseph P. Adams, Jr., as our new Chairman, and Kenneth J. Nicholson as a new Class III director, each effective immediately upon Mr. Edens’ resignation. Mr. Nicholson will hold office until the 2018 annual meeting of shareholders and until his successor is duly elected and qualified, subject to earlier retirement, resignation or removal. Mr. Nicholson, 45, is a Managing Director at Fortress focusing on investments in the transportation, infrastructure and energy industries, including investments made by the Company. Mr. Nicholson joined Fortress in May 2006. Previously, Mr. Nicholson worked in investment banking at UBS Investment Bank and Donaldson, Lufkin & Jenrette where he was a member of the transportation industry group. Mr. Nicholson holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
On May 2, 2016, Jonathan G. Atkeson resigned, effective as of May 5, 2016, from his positions as our Chief Financial Officer and Chief Operating Officer. Our Board of Directors has named Scott Christopher, 43, our current Chief Accounting Officer, as our interim Chief Financial Officer, effective immediately upon Mr. Atkeson’s resignation. Mr. Christopher has been our Chief Accounting Officer since May 2015. From 2010 to 2015, Mr. Christopher worked as Deputy Corporate Controller at American International Group, Inc. Prior to that, he worked at Deloitte & Touche LLP in various capacities in Audit, Advisory and Merger & Acquisition Services. Mr. Christopher received a Bachelor of Business Administration in Accounting from the University of Wisconsin - Madison and is a certified public accountant.
Item 6.         Exhibits
See Index to Exhibits immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Chief Executive Officer
May 4, 2016

By:	/s/ Jonathan G. Atkeson
Jonathan G. Atkeson
Chief Financial Officer and Chief Operating Officer
May 4, 2016

By:	/s/ Scott Christopher
Scott Christopher
Chief Accounting Officer
May 4, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
First Amendment to Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2016).

10.1
Trust Indenture and Security Agreement between the District and The Bank of New York Mellon Trust Company, National Association, dated as of February 1, 2016 (incorporated by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2016).

10.2
Standby Bond Purchase Agreement among the Port of Beaumont Navigation District of Jefferson County, Texas, The Bank of New York Mellon Trust Company, National Association, Jefferson Railport Terminal II Holdings LLC and Jefferson Railport Terminal II LLC dated as of February 1, 2016 (incorporated by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2016).

10.3
Capital Call Agreement, by and among Fortress Transportation and Infrastructure Investors LLC, FTAI Energy Holdings LLC, FTAI Partner Holdings LLC, FTAI Midstream GP Holdings LLC, FTAI Midstream GP LLC, FTAI Midstream Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II Holdings LLC, dated as of February 1, 2016 (incorporated by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2016).

10.4
Fee and Support Agreement, among FTAI Energy Holdings LLC, FEP Terminal Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II LLC, dated as of March 7, 2016 (incorporated by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on April 29, 2016).

10.5
Lease and Development Agreement (Facilities Lease), dated as of February 1, 2016, by and between the Port of Beaumont Navigation District of Jefferson County, Texas and Jefferson Railport Terminal II LLC (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2016).

10.6
Deed of Trust of Jefferson Railport Terminal II LLC, dated as of February 1, 2016 (incorporated by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.