Form 10-Q
period 2016-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2016-08-04
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
There were 75,750,943 common shares representing limited liability company interests outstanding at August 4, 2016.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Notes	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents		$276,208	$381,703
Restricted cash	2	69,614	21,610
Accounts receivable, net		18,827	14,466
Leasing equipment, net	3	679,734	636,681
Finance leases, net	4	9,928	82,521
Property, plant, and equipment, net	5	302,571	299,678
Investments in and advances to unconsolidated entities	6	9,976	10,675
Intangible assets, net	7	39,732	44,129
Goodwill		116,584	116,584
Other assets	2	51,378	36,758
Total assets		$1,574,552	$1,644,805

Liabilities
Accounts payable and accrued liabilities		$33,575	$34,995
Debt, net	8	262,908	266,221
Maintenance deposits		35,134	30,494
Security deposits		17,249	15,990
Other liabilities		10,738	6,419
Total liabilities		359,604	354,119

Commitments and Contingencies	16

Equity
Common Shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,730,165 and 75,718,183 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)		757	757
Additional Paid in Capital		1,134,528	1,184,198
Accumulated Deficit		(35,744)	(18,769)
Accumulated other comprehensive income		—	97
Shareholders' equity		1,099,541	1,166,283
Non-controlling interest in equity of consolidated subsidiaries		115,407	124,403
Total equity		1,214,948	1,290,686
Total liabilities and equity		$1,574,552	$1,644,805

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2016	2015	2016	2015
Revenues
Equipment leasing revenues		$22,351	$22,633	$41,926	$45,671
Infrastructure revenues		10,844	10,931	22,722	21,866
Total revenues	10	33,195	33,564	64,648	67,537

Expenses
Operating expenses		17,551	17,600	31,909	32,319
General and administrative		3,361	1,989	5,949	2,337
Acquisition and transaction expenses		1,875	1,598	2,934	1,966
Management fees and incentive allocation to affiliate	13	4,231	3,485	8,579	5,899
Depreciation and amortization	3, 5, 7	14,701	10,765	27,918	21,327
Interest expense		5,120	4,757	10,423	9,572
Total expenses		46,839	40,194	87,712	73,420

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	6	(259)	1,225	(174)	2,466
Gain on sale of equipment and finance leases, net		1,545	288	3,267	291
Loss on extinguishment of debt		—	—	(1,579)	—
Asset impairment		(7,450)	—	(7,450)	—
Interest (expense) income		(128)	116	(119)	303
Other income (expense)		58	(3)	98	(9)
Total other (expense) income		(6,234)	1,626	(5,957)	3,051

Loss before income taxes		(19,878)	(5,004)	(29,021)	(2,832)
Provision for income taxes	12	178	266	112	496
Net loss		(20,056)	(5,270)	(29,133)	(3,328)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(8,863)	(4,433)	(12,158)	(7,939)
Net (loss) income attributable to shareholders		$(11,193)	$(837)	$(16,975)	$4,611

Basic and Diluted (Loss) Earnings per Share	15	$(0.15)	$(0.01)	$(0.22)	$0.08
Weighted Average Shares Outstanding - Basic		75,730,165	62,879,023	75,728,717	58,216,849
Weighted Average Shares Outstanding - Diluted		75,730,165	62,879,023	75,728,717	58,216,918

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(20,056)	$(5,270)	$(29,133)	$(3,328)
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	—	3	(97)	(136)
Comprehensive (loss) income	$(20,056)	$(5,267)	$(29,230)	$(3,464)
Comprehensive (loss) income attributable to non-controlling interest	(8,863)	(4,433)	(12,158)	(7,939)
Comprehensive (loss) income attributable to shareholders	$(11,193)	$(834)	$(17,072)	$4,475

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	$757	$1,184,198	$(18,769)	$97	$124,403	$1,290,686
Comprehensive loss:
Net loss for the period			(16,975)		(12,158)	(29,133)
Other comprehensive loss			—	(97)	—	(97)
Total comprehensive loss			(16,975)	(97)	(12,158)	(29,230)
Capital contributions	—				7,433	7,433
Settlement of equity-based compensation					(200)	(200)
Dividends declared		(49,982)			(25)	(50,007)
Issuance of common shares	—	112			—	112
Equity-based compensation		200			(4,046)	(3,846)
Equity - June 30, 2016	$757	$1,134,528	$(35,744)	$—	$115,407	$1,214,948

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,133)	$(3,328)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entities	174	(2,466)
Gain on sale of equipment	(3,267)	(291)
Security deposits and maintenance claims included in earnings	(300)	(1,120)
Loss on extinguishment of debt	1,579	—
Equity-based compensation	(3,846)	2,600
Depreciation and amortization	27,918	21,327
Asset impairment	7,450	—
Change in current and deferred income taxes	(308)	(14)
Change in fair value of non-hedge derivative	3	9
Amortization of lease intangibles and incentives	3,279	3,913
Amortization of deferred financing costs	1,249	733
Operating distributions from unconsolidated entities	30	604
Bad debt expense	55	159
Other	269	(159)
Change in:
Accounts receivable	(4,413)	(3,926)
Other assets	(7,410)	60
Accounts payable and accrued liabilities	4,603	(1,762)
Management fees payable to affiliate	(152)	(2,138)
Other liabilities	3,210	430
Net cash provided by operating activities	990	14,631

Cash flows from investing activities:
Release of restricted cash	15,204	3,334
Payments to restricted cash	(21,882)	—
Investment in notes receivable	(2,119)	—
Principal collections on finance leases	2,302	6,142
Acquisition of leasing equipment	(83,714)	(26,234)
Acquisition of property plant and equipment	(13,281)	(70,621)
Acquisition of lease intangibles	(803)	—
Purchase deposit for aircraft and aircraft engines	(500)	(4,756)
Proceeds from sale of finance leases	71,000	—
Proceeds from sale of leasing equipment	15,905	1,500
Proceeds from sale of property, plant and equipment	78	125
Return of capital distributions from unconsolidated entities	432	1,284
Net cash used in investing activities	$(17,378)	$(89,226)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from debt	$108,658	$200
Repayment of debt	(153,721)	(8,633)
Payment of deferred financing costs	(3,935)	—
Receipt of security deposits	1,997	1,025
Return of security deposits	(316)	(219)
Receipt of maintenance deposits	6,637	4,330
Release of maintenance deposits	(5,653)	(5,842)
Proceeds from issuance of common shares, net of underwriter's discount	—	354,057
Common shares issuance costs	—	(1,711)
Capital contributions from shareholders	—	295,879
Capital distributions to shareholders	—	(44,917)
Capital contributions from non-controlling interests	7,433	29,869
Capital distributions to non-controlling interests	—	(254)
Settlement of equity-based compensation	(200)	—
Cash dividends	(50,007)	—
Net cash (used in) provided by financing activities	$(89,107)	$623,784

Net (decrease) increase in cash and cash equivalents	(105,495)	549,189
Cash and cash equivalents, beginning of period	381,703	22,125
Cash and cash equivalents, end of period	$276,208	$571,314

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$44,342	$—
Acquisition of leasing equipment	(6,009)	(1,302)
Acquisition of property, plant and equipment	(47)	(59)
Proceeds from sale of leasing equipment	500	—
Settled and assumed security deposits	(122)	(243)
Billed and assumed maintenance deposits	3,656	1,144
Issuance of common stock	112	—
Deferred financing costs	(2,884)	—
Common share issuance costs	—	(3,107)
Change in fair value of cash flow hedge	—	(136)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of aviation equipment, offshore energy equipment and shipping containers, and also owns and operates a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), and a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”). The Company has five reportable segments, Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal and Railroad, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 14).
The Company is managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to a management agreement (the “Management Agreement”) which provides for the Company to bear obligations for management fees and expense reimbursements payable to the Manager (Note 13).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2015 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in Form 10-K.
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
At December 31, 2015, MT6015 had total assets of $7,533, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets or to the general credit of the Company.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

During the quarter ended June 30, 2016, the Company determined not to proceed with the purchase of the Vessel. The shipbuilder delivered a notice of termination of the shipbuilding contract to MT6015 in July 2016. Correspondingly, in the quarter ended June 30, 2016, the Company recorded impairment in its MT6015 investment of $7,450. The shipbuilder has no further recourse to the Company.
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
Restricted Cash—Restricted cash of $69,614 and $21,610 at June 30, 2016 and December 31, 2015, respectively, consists of cash held in segregated accounts pursuant to the requirements of the Company’s debt agreements (Note 8).
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three and six months ended June 30, 2016, the Company earned approximately 9.5% and 10.9%, respectively, of its revenue from one customer in the Jefferson Terminal segment. During the three and six months ended June 30, 2015, the Company earned approximately 25.6% and 24.4%, respectively, of its revenue from one customer in the following segments; one each in offshore energy and Jefferson Terminal. As of June 30, 2016, accounts receivable from two customers in the offshore segment each represented 22.2% and 21.6% of total accounts receivable, net. As of December 31, 2015, accounts receivable from two customers in the offshore segment each represented 27.1% and 25.4% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at June 30, 2016 and December 31, 2015 was $383 and $392, respectively. Bad debt expense for the three and six months ended June 30, 2016 was $23 and $55, respectively. Bad debt expense for the three and six months ended June 30, 2015 was $155 and $159, respectively.
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
The Company had reclassification adjustments of $0 and $97, which impacted accumulated other comprehensive income during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, the Company had reclassification adjustments of $35 and $72, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations, the Company had entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company terminated both derivatives during the first quarter of 2016 when the related debt obligations were paid in full. For the interest rate derivative designated as a cash flow hedge, all remaining net gains or losses in accumulated other comprehensive income at the date of termination were reclassified into earnings during the six months ended June 30, 2016.
The Company does not enter into speculative derivative transactions.
Other Assets—Other assets is primarily comprised of notes receivables of $21,428 and $19,468, leasing equipment purchase deposits of $503 and $7,450, capitalized costs for potential asset acquisitions of $9,268 and $5,473, prepaid expenses of $2,968 and $1,818, and receivables of $11,417 and $0 as of June 30, 2016 and December 31, 2015, respectively. Additionally, during the six months ended June 30, 2016, the Company purchased and took physical delivery of heavy crude for blending. The crude inventory has been also been recorded within other assets on the Consolidated Balance Sheet at lower of cost or market of $1,690 as of June 30, 2016.
Dividends—Dividends are recorded when declared by the Board of Directors. For the three and six months ended June 30, 2016, the Board of Directors declared a cash dividend of $0.33 and $0.66 per share, respectively. For the three and six months ended June 30, 2015, the Board of Directors declared a cash dividend of $0.15 per share.
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
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company has adopted ASU 2015-03 as of January 1, 2016 and revised its consolidated balance sheets to present debt issuance costs as a direct deduction from debt rather than within other assets, for all periods presented.
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-Of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an asset or as a direct deduction from the carrying amount of that debt liability and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings of the line-of-credit arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company has adopted ASU 2015-15 as of January 1, 2016 and revised its consolidated balance sheets to present debt issuance costs related to debt drawn under a line-of-credit arrangements as a direct deduction from debt rather than within other assets, for all periods presented.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In April 2016, the FASB issued ASU 2016-10, Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing. ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2016
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$511,072	$185,656	$44,326	$741,054
Less: Accumulated depreciation	(46,258)	(12,962)	(2,100)	(61,320)
Leasing equipment, net	$464,814	$172,694	$42,226	$679,734

	December 31, 2015
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$452,602	$184,284	$44,326	$681,212
Less: Accumulated depreciation	(33,281)	(9,704)	(1,546)	(44,531)
Leasing equipment, net	$419,321	$174,580	$42,780	$636,681

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

During the six months ended June 30, 2016, the Company acquired six aircraft and eight commercial jet engines and sold three commercial jet engines. Depreciation expense for leasing equipment for the three and six months ended June 30, 2016 was $10,451 and $19,743, respectively. Depreciation expense for leasing equipment for the three and six months ended June 30, 2015 was $7,162 and $14,184, respectively.
4.    FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	June 30, 2016	December 31, 2015
	Offshore Energy	Offshore Energy	Shipping Containers	Total
Finance leases	$19,035	$20,037	$82,332	$102,369
Unearned revenue	(9,107)	(9,915)	(9,933)	(19,848)
Finance leases, net	$9,928	$10,122	$72,399	$82,521
During the six months ended June 30, 2016, the Company completed the sale of approximately 42,000 shipping containers that were subject to direct finance leases for a modest gain.
As of June 30, 2016, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2016	$1,011
2017	2,008
2018	2,008
2019	2,008
2020	2,013
Thereafter	9,987
Total	$19,035

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2016
	Railroad	Jefferson Terminal	Total
Land and site improvements	$5,478	$14,074	$19,552
Construction in progress	3,368	35,539	38,907
Buildings and improvements	557	2,193	2,750
Crude oil terminal machinery and equipment	—	236,002	236,002
Track and track related assets	17,433	—	17,433
Railroad equipment	770	—	770
Railcars and locomotives	2,455	—	2,455
Computer hardware and software	133	34	167
Furniture and fixtures	121	289	410
Vehicles	845	99	944
	31,160	288,230	319,390
Less: Accumulated depreciation	(4,004)	(15,646)	(19,650)
Spare parts	—	2,831	2,831
Property, plant and equipment, net	$27,156	$275,415	$302,571

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
During six months ended June 30, 2016 additional property, plant and equipment of $9,406 was acquired, and is mainly related to crude oil machinery and equipment and railcars and locomotives. During the six months ended June 30, 2016, disposals of railroad equipment totaled $78. Depreciation expense for property, plant and equipment was $3,350 and $6,376, for the three and six months ended June 30, 2016, respectively. Depreciation expense for property, plant and equipment was $2,705 and $5,350, for the three and six months ended June 30, 2015, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

6.	INVESTMENTS IN UNCONSOLIDATED ENTITIES
In 2012, the Company acquired a 51% non-controlling interest in Intermodal Finance I, Ltd. ("Intermodal"), a joint venture. Intermodal is governed by a board of directors and its shareholders have voting rights through their equity interests. As such, Intermodal is not within the scope of ASC 810-20 and should be evaluated for consolidation under the voting interest model. Due to the existence of substantive participating rights of the 49% equity investor, including the joint approval of material operating and capital decisions such as material contracts and capital expenditures consistent with ASC 810-10-25-11, the Company does not have unilateral rights over this investment; therefore, the Company does not consolidate Intermodal Finance I Ltd. but accounts for this investment in accordance with the equity method. The Company does not have a variable interest in this investment as none of the criteria of ASC 810-10-15-14 were met.
Intermodal owns a portfolio of multiple finance leases, representing six customers and comprising approximately 54,000 shipping containers, as well as a portfolio of approximately 34,000 shipping containers subject to multiple operating leases. As of June 30, 2016 and December 31, 2015, the carrying value of this investment was $9,976 and $10,675, respectively.
Summary financial information for Intermodal is follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Total revenues	$3,060	$4,176	$6,461	$8,494

Expenses
Operating expenses	193	233	423	426
General and administrative	372	212	675	373
Depreciation and amortization	1,669	602	3,463	1,199
Interest expense	506	815	1,297	1,858
Total expenses	2,740	1,862	5,858	3,856

Other income (loss)
Loss on disposal of equipment	(948)	(51)	(1,127)	(51)
Other income	—	34	—	34
Total other loss	(948)	(17)	(1,127)	(17)

Net (loss) income	(628)	2,297	(524)	4,621

Comprehensive (loss) income	$(628)	$2,297	$(524)	$4,621

Company's equity in (losses) earnings	$(259)	$1,225	$(174)	$2,466

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$3,941	$4,796
Restricted cash	2,342	2,117
Accounts receivable	1,013	1,153
Other receivables	1,917	—
Leasing equipment, net of accumulated depreciation of $9,576 and $7,305, respectively	39,476	47,735
Finance leases, net	25,158	34,261
Other assets	3	31
Total assets	$73,850	$90,093

Liabilities
Accounts payable and accrued liabilities	112	154
Syndication liabilities	2,210	3,201
Debt, net	68,790	82,991
Other liabilities	414	458
Total liabilities	71,526	86,804

Members’ Equity
Members’ equity	2,324	3,289
Total members’ equity	2,324	3,289
Total liabilities and members’ equity	$73,850	$90,093

Company’s investment in and advances to unconsolidated entities	$9,976	$10,675
7.    INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	June 30, 2016
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$24,241	$—	$—	$24,241
Less: Accumulated amortization	(13,656)	—	—	(13,656)
Acquired favorable lease intangibles, net	10,585	—	—	10,585

Customer relationships	—	35,514	225	35,739
Less: Accumulated amortization	—	(6,495)	(97)	(6,592)
Acquired customer relationships, net	—	29,019	128	29,147

Total intangible assets, net	$10,585	$29,019	$128	$39,732

Intangible liabilities
Acquired unfavorable lease intangibles	$1,506	$—	$—	$1,506
Less: Accumulated amortization	(399)	—	—	(399)
Acquired unfavorable lease intangibles, net	$1,107	$—	$—	$1,107

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2015
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$22,881	$—	$—	$22,881
Less: Accumulated amortization	(9,697)	—	—	(9,697)
Acquired favorable lease intangibles, net	13,184	—	—	13,184

Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(4,718)	(75)	(4,793)
Acquired customer relationships, net	—	30,795	150	30,945

Total intangible assets, net	$13,184	$30,795	$150	$44,129

Intangible liabilities
Acquired unfavorable lease intangibles	$1,171	$—	$—	$1,171
Less: Accumulated amortization	(151)	—	—	(151)
Acquired unfavorable lease intangibles, net	$1,020	$—	$—	$1,020
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Lease intangibles	Equipment leasing revenues	$1,576	$1,697	$3,154	$3,793
Customer relationships	Depreciation and amortization	900	898	1,799	1,793
Total		$2,476	$2,595	$4,953	$5,586
As of June 30, 2016, estimated net annual amortization of intangibles is as follows:

Total
2016	$4,419
2017	6,953
2018	6,138
2019	4,496
2020	3,592
Thereafter	13,027
Total	$38,625

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

8.	DEBT, NET
The Company's debt, net is summarized as follows:

	June 30, 2016	December 31, 2015
Loans payable
Container Loan #1	$—	$34,761
Container Loan #2	—	11,338
FTAI Pride Credit Agreement	64,062	67,188
CMQR Credit Agreement	12,625	9,407
Jefferson Terminal Credit Agreement	—	98,750
Total loans payable	76,687	221,444
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,724 and $1,751 at June 30, 2016 and December 31, 2015, respectively)	47,234	47,261
Series 2016 Bonds	144,200	—
Total bonds payable	191,434	47,261
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,352
Total note payable to non-controlling interest	2,352	2,352

Debt	270,473	271,057
Less: Debt issuance costs	(7,565)	(4,836)
Total debt, net	$262,908	$266,221

Total debt due within one year	$8,343	$24,791
Container Loan #1—On December 27, 2012, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #1”) with a bank for an initial aggregate amount of approximately $55,991 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #1 required monthly payments of interest and scheduled principal payments through its maturity on December 27, 2017 and could be prepaid without penalty after the third anniversary of the closing of the loan. In connection with Container Loan #1, the Company entered into an interest rate swap agreement (the “Swap”) on January 17, 2013 with respect to 70% of the outstanding balance of Container Loan #1 and designated as a cash flow hedge which fixed the LIBOR rate at 0.681%. During the first quarter of 2016, all amounts outstanding under Container Loan #1 and the Swap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
Container Loan #2—On August 15, 2013, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21,548 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #2 required quarterly payments of interest and scheduled principal payments through its maturity on August 28, 2018 and could be prepaid without penalty at any time. In connection with Container Loan #2, the Company entered into an interest rate cap agreement (the “Cap”) on September 20, 2013, with respect to 50% of the portion of the outstanding balance of Container Loan #2, not designated as a cash flow hedge, which capped LIBOR at 2.5%. During the first quarter of 2016, all amounts outstanding under Container Loan #2 and the Cap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later.
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
Jefferson Terminal Credit Agreement—On August 27, 2014, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100,000. The Jefferson Terminal Credit Agreement required quarterly payments of $250 beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1,250 beginning with the quarter ending December 31, 2016, and could be prepaid or repaid at any time prior to its maturity on February 27, 2018. On March 8, 2016, all amounts outstanding under the Jefferson Terminal Credit Agreement were paid in full and such agreement was terminated. Accordingly, during the first quarter of 2016, the Company recorded a loss on extinguishment of debt of $1,579.
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
The Company was in compliance with all debt covenants as of June 30, 2016.

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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2016	June 30, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$276,208	$276,208	$—	$—	Market
Restricted cash	69,614	69,614	—	—	Market
Total	$345,822	$345,822	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2015	December 31, 2015
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$381,703	$381,703	$—	$—	Market
Restricted cash	21,610	21,610	—	—	Market
Derivative assets	101	—	101	—	Income
Total	$403,414	$403,313	$101	$—
At June 30, 2016 and December 31, 2015, the Company had no liabilities that were measured at fair value on a recurring basis.
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
The Company’s notes receivable at June 30, 2016 and December 31, 2015, which is included as a component of other assets on the accompanying Consolidated Balance Sheets, consist of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At June 30, 2016 and December 31, 2015, the Company's notes receivable also included a $16,988 and $14,869, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site. The fair value of these notes receivable approximate carrying value due to both bearing a market rate of interest for similar types of loans and is classified as Level 2 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $50,726 and $49,268, respectively, at June 30, 2016 and December 31, 2015, based upon market prices for similar municipal securities. The fair value of Series 2016 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $152,106 at June 30, 2016 based upon market prices for similar municipal securities. The fair values of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10.	REVENUES
Components of revenue are as follows:

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$14,750	$580	$—	$—	$—	$15,330
Maintenance revenue	6,285	—	—	—	—	6,285
Finance lease income	—	399	—	—	—	399
Other revenue	312	—	25	—	—	337
Total equipment leasing revenues	21,347	979	25	—	—	22,351
Infrastructure revenues
Lease income	—	—	—	—	—	—
Rail revenues	—	—	—	—	7,707	7,707
Terminal services revenues	—	—	—	3,137	—	3,137
Total infrastructure revenues	—	—	—	3,137	7,707	10,844
Total revenues	$21,347	$979	$25	$3,137	$7,707	$33,195

	Three Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$9,808	$6,337	$—	$—	$—	$16,145
Maintenance revenue	3,999	—	—	—	—	3,999
Finance lease income	—	419	1,869	—	—	2,288
Other revenue	—	176	25	—	—	201
Total equipment leasing revenues	13,807	6,932	1,894	—	—	22,633
Infrastructure revenues
Lease income	—	—	—	1,410	—	1,410
Rail revenues	—	—	—	—	5,558	5,558
Terminal services revenues	—	—	—	3,963	—	3,963
Total infrastructure revenues	—	—	—	5,373	5,558	10,931
Total revenues	$13,807	$6,932	$1,894	$5,373	$5,558	$33,564

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$27,597	$655	$—	$—	$—	$28,252
Maintenance revenue	11,391	—	—	—	—	11,391
Finance lease income	—	809	1,112	—	—	1,921
Other revenue	312	—	50	—	—	362
Total equipment leasing revenues	39,300	1,464	1,162	—	—	41,926
Infrastructure revenues
Lease income	—	—	—	—	—	—
Rail revenues	—	—	—	—	15,706	15,706
Terminal services revenues	—	—	—	7,016	—	7,016
Total infrastructure revenues	—	—	—	7,016	15,706	22,722
Total revenues	$39,300	$1,464	$1,162	$7,016	$15,706	$64,648

	Six Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Total
Equipment leasing revenues
Lease income	$19,547	$12,603	$—	$—	$—	$32,150
Maintenance revenue	7,385	—	—	—	—	7,385
Finance lease income	—	829	3,770	—	—	4,599
Other revenue	1,120	367	50	—	—	1,537
Total equipment leasing revenues	28,052	13,799	3,820	—	—	45,671
Infrastructure revenues
Lease income	—	—	—	2,820	—	2,820
Rail revenues	—	—	—	—	11,847	11,847
Terminal services revenues	—	—	—	7,199	—	7,199
Total infrastructure revenues	—	—	—	10,019	11,847	21,866
Total revenues	$28,052	$13,799	$3,820	$10,019	$11,847	$67,537
Minimum future annual revenues contracted to be received under existing operating leases of equipment as of June 30, 2016 are as follows:

Total
2016	$34,165
2017	55,186
2018	39,567
2019	20,456
2020	9,808
Thereafter	4,595
Total	$163,777

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

11.	EQUITY-BASED COMPENSATION
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
As of June 30, 2016, the Incentive Plan provides for the issuance of up to 30.0 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
Information on equity based compensation as of June 30, 2016 is as follows:
Stock Options

(in thousands except share and per share data)	Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2016	15,000	$16.98
Granted
Exercised	—
Forfeited and canceled	—
Stock options outstanding and exercisable as of June 30, 2016	15,000	$16.98	8.91	$—
Restricted Shares
The Company granted equity based compensation to employees of a subsidiary consisting of 1.3 million restricted shares of such subsidiary’s equity instruments in exchange for services to be provided. At issuance, the restricted shares had an assumed forfeiture rate of zero. One award for 1.25 million restricted shares can vest in three tranches over three years, subject to continued employment and the achievement of three separate performance conditions based on EBITDA for that subsidiary, as defined. The award expires in August 2017. The award is equity based, with compensation expense recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved. The grant date fair value of the award is $23,879 which was based on the fair value per share on August 27, 2014, the date of grant, and estimated using a market approach. During the six months ended June 30, 2016, the achievement of all performance conditions was not deemed probable and accordingly, a $4,402 expense previously recognized in prior periods was reversed in Operating Expenses in the Consolidated Statement of Operations.
A second award, expected to vest over four years, was partially accelerated and the remainder forfeited, according to the original terms of the agreement, when employment ended during first quarter of 2016. The grant date fair value of the award was $800, based on the fair value per share on the date of grant, estimated using a market approach. As of June 30, 2016, 50% of this award vested, with the remaining 50% forfeited. In lieu of delivering the vested shares, the Company paid $200 in cash to the former employee in accordance with the amended terms of the agreement during the three and six months ended June 30, 2016, effectively terminating and canceling the awards.
As of June 30, 2016, 1.25 million restricted shares were unvested and outstanding and no restricted shares were vested and outstanding. All restricted shares were outstanding and unvested December 31, 2015.
Common Units
The Company has granted equity based compensation to employees of a subsidiary consisting of 1.4 million common units of such subsidiary’s equity instruments with an aggregate grant date fair value of $1,688 in exchange for services to be provided. The awards have varying terms, ranging between 16 and 36 months, and vest subject to continued employment through each respective vesting date. The awards are equity based, with compensation expense recognized ratably over the vesting periods. The awards have an assumed forfeiture rate of zero. As of June 30, 2016 and December 31, 2015, 150 and 733 common units were nonvested, respectively. During the three and six months ended June 30, 2016, 566,667 and 583,333 common units vested, with a fair value of $699,334 and $722,166, respectively.

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
The Company's Statements of Operations includes the following expense (income) related to its stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2016	2015	2016	2015
Stock Options	$—	$24	$—	$24	$—
Restricted Shares	—	919	(4,168)	1,772	23,879
Common Units	118	237	322	804	145
Total	$118	$1,180	$(3,846)	$2,600	$24,024

12.	INCOME TAXES
The current and deferred components of the income tax expense (benefit) included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current:
Federal	$143	$20	$162	$49
State and local	9	43	40	51
Foreign	15	124	26	239
Total current provision	167	187	228	339

Deferred:
Federal	(4)	29	1	44
State and local	1	2	1	1
Foreign	14	48	(118)	112
Total deferred provision	11	79	(116)	157

Total provision for income taxes	$178	$266	$112	$496
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
As of and for the period ended June 30, 2016, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2012. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

13.	MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with the Company's initial public offering (the “IPO”), the Company entered into a new management agreement with the Manager, (the “Management Agreement”) which replaced its then-existing management agreement as a private fund. Additionally, the Company has entered into certain incentive allocation arrangements with Fortress Worldwide Transportation and Infrastructure Master GP LLC (the "Master GP"), owns 0.05% of the Partnership and is the general partner of the Partnership.
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
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for the three and six months ended June 30, 2016 was $4,231 and $8,579, respectively. The total post-IPO management fees for both the three and six months ended June 30, 2015 was $2,026.
Additionally, the Company has entered into certain incentive allocation arrangements with the Master GP. No Income Incentive Allocation or Capital Gains Incentive Allocation was due to the Master GP for the three or six months ended June 30, 2016. During the three months ended June 30, 2016, expense reimbursement of $1,643 was recorded in general and administrative expenses and $1,013 was recorded in acquisition and transaction expenses in the Consolidated Statements of Operations. During the six months ended June 30, 2016, expense reimbursement of $3,401 was recorded in General and Administrative and $2,026 was recorded in Acquisition and Transaction expenses in the Consolidated Statements of Operations. During the three and six months ended June 30, 2015, expense reimbursement of $642 was recorded in general and administrative expenses and $221 was recorded in acquisition and transaction expenses in the Consolidated Statements of Operations.
As of June 30, 2016 and December 31, 2015, no amounts were receivable from the Manager. As of June 30, 2016 and December 31, 2015, amounts due to the Manager or its affiliates of $957 and $994, excluding accrued management fees, respectively, are included within other liabilities on the Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, amounts due to the Manager or its affiliates of $1,376 and $1,506, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of June 30, 2016 and December 31, 2015, an affiliate of the Company's Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2016 and December 31, 2015 was $74,801 and $71,321, respectively. For the three months ending June 30, 2016 and June 30, 2015, the amount of this non-controlling interest share of net loss was $2,384 and $2,007, respectively. For the six months ending June 30, 2016 and June 30, 2015, the amount of this non-controlling interest share of net loss was $3,952 and $3,556, respectively.
In connection with the Capital Call Agreement related to the Series 2016 Bonds discussed in Note 8, the Company and an affiliate of its Manager entered into a Fee and Support Agreement. The Fee and Support Agreement provides that the affiliate is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. The affiliate received fees of $1,740, which will be amortized as interest expense to the redemption date or February 13, 2020.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

A non-controlling interest holder of Jefferson Terminal provides construction services for Jefferson Terminal. At June 30, 2016 and December 31, 2015, accounts payable due to this vendor was $296 and $4,708, respectively.

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
The Company believes that net income attributable to shareholders, as defined by GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted Net Income. Adjusted Net Income should not be considered as an alternative to net income attributable to shareholders as determined in accordance with GAAP.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended June 30, 2016

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$21,347	$979	$25	$—	$—	$—	$22,351
Infrastructure revenues	—	—	—	3,137	7,707	—	10,844
Total revenues	21,347	979	25	3,137	7,707	—	33,195

Expenses
Operating expenses	1,166	2,401	12	6,698	7,268	6	17,551
General and administrative	—	—	—	—	—	3,361	3,361
Acquisition and transaction expenses	—	—	—	291	—	1,584	1,875
Management fees and incentive allocation to affiliate	—	—	—	—	—	4,231	4,231
Depreciation and amortization	8,504	1,670	—	3,993	534	—	14,701
Interest expense	—	936	—	3,984	200	—	5,120
Total expenses	9,670	5,007	12	14,966	8,002	9,182	46,839

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(259)	—	—	—	(259)
Gain on sale of equipment, net	1,509	—	—	—	36	—	1,545
Loss on extinguishment of debt	—	—	—	—	—	—	—
Asset impairment	—	(7,450)	—	—	—	—	(7,450)
Interest income (expense)	2	3	—	(133)	—	—	(128)
Other income	—	—	—	58	—	—	58
Total other income (expense)	1,511	(7,447)	(259)	(75)	36	—	(6,234)
Income (loss) before income taxes	13,188	(11,475)	(246)	(11,904)	(259)	(9,182)	(19,878)
Provision for income taxes	185	—	(9)	—	—	2	178
Net income (loss)	13,003	(11,475)	(237)	(11,904)	(259)	(9,184)	(20,056)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	193	(3,911)	—	(5,125)	(16)	(4)	(8,863)
Net income (loss) attributable to shareholders	$12,810	$(7,564)	$(237)	$(6,779)	$(243)	$(9,180)	$(11,193)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to net income attributable to shareholders:

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$12,977	$(3,839)	$(309)	$(6,519)	$(130)	$(7,594)	$(5,414)
Add: Non-controlling share of adjustments to Adjusted Net Income							3,710
Add: Equity in earnings of unconsolidated entities							(259)
Add: Cash payments for income taxes							69
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							322
Less: Asset impairment charges							(7,450)
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(1,875)
Less: Equity-based compensation expense							(118)
Less: Provision for income taxes							(178)
Net loss attributable to shareholders							$(11,193)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,868	$—	$—	$—	$—	$—	$2,868
Asia	9,693	408	25	—	—	—	10,126
Europe	6,532	173	—	—	—	—	6,705
North America	1,641	398	—	3,137	7,707	—	12,883
South America	613	—	—	—	—	—	613
Total revenues	$21,347	$979	$25	$3,137	$7,707	$—	$33,195

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Six months ended June 30, 2016

	Six months ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$39,300	$1,464	$1,162	$—	$—	$—	$41,926
Infrastructure revenues	—	—	—	7,016	15,706	—	22,722
Total revenues	39,300	1,464	1,162	7,016	15,706	—	64,648

Expenses
Operating expenses	1,983	6,002	42	9,386	14,490	6	31,909
General and administrative	—	—	—	—	—	5,949	5,949
Acquisition and transaction expenses	—	—	—	291	—	2,643	2,934
Management fees and incentive allocation to affiliate	—	—	—	—	—	8,579	8,579
Depreciation and amortization	15,931	3,258	—	7,669	1,060	—	27,918
Interest expense	—	1,871	410	7,788	354	—	10,423
Total expenses	17,914	11,131	452	25,134	15,904	17,177	87,712

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(174)	—	—	—	(174)
Gain on sale of equipment, net	2,717	—	304	—	246	—	3,267
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	(1,579)
Asset impairment	—	(7,450)	—	—	—	—	(7,450)
Interest income (expense)	3	5	—	(127)	—	—	(119)
Other income (expense)	—	—	(2)	100	—	—	98
Total other income (expense)	2,720	(7,445)	128	(1,606)	246	—	(5,957)
Income (loss) before income taxes	24,106	(17,112)	838	(19,724)	48	(17,177)	(29,021)
Provision for income taxes	88	—	(13)	35	—	2	112
Net income (loss)	24,018	(17,112)	851	(19,759)	48	(17,179)	(29,133)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	290	(4,158)	—	(8,281)	(3)	(6)	(12,158)
Net income (loss) attributable to shareholders	$23,728	$(12,954)	$851	$(11,478)	$51	$(17,173)	$(16,975)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income to net income attributable to shareholders:

	Six months ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$23,452	$(9,229)	$778	$(12,776)	$360	$(14,532)	$(11,947)
Add: Non-controlling share of adjustments to Adjusted Net Income							2,721
Add: Equity in earnings of unconsolidated entities							(174)
Add: Cash payments for income taxes							420
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							237
Less: Asset impairment charges							(7,450)
Less: Changes in fair value of non-hedge derivative instruments							(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(1,579)
Less: Acquisition and transaction expenses							(2,934)
Less: Equity-based compensation expense							3,846
Less: Provision for income taxes							(112)
Net loss attributable to shareholders							$(16,975)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Six months ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$5,647	$—	$—	$—	$—	$—	$5,647
Asia	19,076	408	833	—	—	—	20,317
Europe	11,498	248	—	—	—	—	11,746
North America	2,101	808	329	7,016	15,706	—	25,960
South America	978	—	—	—	—	—	978
Total revenues	$39,300	$1,464	$1,162	$7,016	$15,706	$—	$64,648

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended June 30, 2015

	Three Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$13,807	$6,932	$1,894	$—	$—	$—	$22,633
Infrastructure revenues	—	—	—	5,373	5,558	—	10,931
Total revenues	13,807	6,932	1,894	5,373	5,558	—	33,564

Expenses
Operating expenses	377	390	117	9,501	7,215	—	17,600
General and administrative	—	—	—	—	—	1,989	1,989
Acquisition and transaction expenses	—	—	—	—	—	1,598	1,598
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,485	3,485
Depreciation and amortization	5,396	1,489	—	3,461	419	—	10,765
Interest expense	—	952	625	3,019	161	—	4,757
Total expenses	5,773	2,831	742	15,981	7,795	7,072	40,194

Other income (expense)
Equity in losses of unconsolidated entities	—	—	1,225	—	—	—	1,225
Gain on sale of equipment, net	284	—	—	—	4	—	288
Interest income (expense)	—	114	—	2	—	—	116
Other income	—	—	(2)	(1)	—	—	(3)
Total other income (expense)	284	114	1,223	1	4	—	1,626
Income (loss) before income taxes	8,318	4,215	2,375	(10,607)	(2,233)	(7,072)	(5,004)
Provision for income taxes	198	—	19	49	—	—	266
Net income (loss)	8,120	4,215	2,356	(10,656)	(2,233)	(7,072)	(5,270)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	189	—	(4,545)	(79)	2	(4,433)
Net income (loss) attributable to shareholders	$8,120	$4,026	$2,356	$(6,111)	$(2,154)	$(7,074)	$(837)

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. For the Six months ended June 30, 2015

	Six Months Ended June 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$28,052	$13,799	$3,820	$—	$—	$—	$45,671
Infrastructure revenues	—	—	—	10,019	11,847	—	21,866
Total revenues	28,052	13,799	3,820	10,019	11,847	—	67,537

Expenses
Operating expenses	715	961	170	16,174	14,299	—	32,319
General and administrative	—	—	—	—	—	2,337	2,337
Acquisition and transaction expenses	—	—	—	—	—	1,966	1,966
Management fees and incentive allocation to affiliate	—	—	—	—	—	5,899	5,899
Depreciation and amortization	10,652	2,978	—	6,769	928	—	21,327
Interest expense	—	1,908	1,267	6,106	291	—	9,572
Total expenses	11,367	5,847	1,437	29,049	15,518	10,202	73,420

Other income (expense)
Equity in losses of unconsolidated entities	—	—	2,466	—	—	—	2,466
Gain on sale of equipment, net	284	—	—	—	7	—	291
Interest income (expense)	8	253	—	42	—	—	303
Other expense	—	—	(9)	—	—	—	(9)
Total other income	292	253	2,457	42	7	—	3,051
Income (loss) before income taxes	16,977	8,205	4,840	(18,988)	(3,664)	(10,202)	(2,832)
Provision for income taxes	412	—	35	49	—	—	496
Net income (loss)	16,565	8,205	4,805	(19,037)	(3,664)	(10,202)	(3,328)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	370	—	(8,199)	(112)	2	(7,939)
Net income (loss) attributable to shareholders	$16,565	$7,835	$4,805	$(10,838)	$(3,552)	$(10,204)	$4,611

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$497,801	$205,795	$10,082	$530,408	$41,148	$289,318	$1,574,552

Debt	—	65,664	—	185,225	12,019	—	262,908

Total liabilities	59,324	68,435	—	199,959	26,307	5,579	359,604

Non-controlling interests in equity of consolidated subsidiaries	1,189	3,534	—	108,098	2,033	553	115,407

Total equity	438,477	137,360	10,082	330,449	14,841	283,739	1,214,948

Total liabilities and equity	$497,801	$205,795	$10,082	$530,408	$41,148	$289,318	$1,574,552

	June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$59,185	$—	$—	$—	$—	$—	$59,185
Asia	181,384	38,810	—	—	—	—	220,194
Europe	182,281	133,884	—	—	—	—	316,165
North America	41,325	—	—	317,642	27,155	—	386,122
South America	639	—	—	—	—	—	639
Total property, plant and equipment and equipment held for lease, net	$464,814	$172,694	$—	$317,642	$27,155	$—	$982,305

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$443,532	$213,946	$85,917	$483,346	$33,936	$384,128	$1,644,805

Debt	—	68,673	45,778	142,835	8,935	—	266,221

Total liabilities	50,873	74,228	45,903	159,570	19,463	4,082	354,119

Non-controlling interests in equity of consolidated subsidiaries	899	7,692	—	113,514	1,714	584	124,403

Total equity	392,659	139,718	40,014	323,776	14,473	380,046	1,290,686

Total liabilities and equity	$443,532	$213,946	$85,917	$483,346	$33,936	$384,128	$1,644,805

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$56,927	$—	$—	$—	$—	$—	$56,927
Asia	189,364	39,138	—	—	—	—	228,502
Europe	130,632	135,442	—	—	—	—	266,074
North America	37,950	—	—	317,766	24,692	—	380,408
South America	4,448	—	—	—	—	—	4,448
Total property, plant and equipment and equipment held for lease, net	$419,321	$174,580	$—	$317,766	$24,692	$—	$936,359

15.	EARNINGS PER SHARE
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
The calculation of basic and diluted EPS is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Net income (loss) attributable to shareholders	$(11,193)	$(837)	$(16,975)	$4,611
Weighted Average Shares Outstanding - Basic	75,730,165	62,879,023	75,728,717	58,216,849
Weighted Average Shares Outstanding - Diluted	75,730,165	62,879,023	75,728,717	58,216,918

Basic and Diluted EPS	$(0.15)	$(0.01)	$(0.22)	$0.08

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

For the three and six months ended June 30, 2016, 10,541 and 10,736 shares, respectively have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, a lessee has asserted that it is entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $3,247. No amount has been recorded for this matter in the Company's consolidated financial statements as of June 30, 2016, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangement is remote.
Two of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was $1,314 and $1,183 for the three months ended June 30, 2016 and 2015, respectively. Total rent expense for operating leases was $2,527 and $1,939 for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, minimum future rental payments under operating and capital leases are as follows:

2016	$3,433
2017	6,307
2018	5,706
2019	5,281
2020	4,592
Thereafter	77,063
Total	$102,382

17.	SUBSEQUENT EVENTS
On July 1, 2016, the Company, through one of its subsidiaries, purchased the Repauno Delaware Port (“Repauno”) for a purchase price of $25 million, which consisted of primarily land, a storage cavern, and water rights. In conjunction with this acquisition, the Company entered into an arrangement with a third party, whereby the third party is entitled to a minority interest in Repauno and may receive payments upon the achievement of certain performance targets when and if these arrangements are achieved.
On August 2, 2016, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended June 30, 2016, payable on August 29, 2016 to the holders of record on August 19, 2016.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of professionals who collectively have acquired over $17 billion in transportation and infrastructure assets since 2002. As of June 30, 2016, we had total consolidated assets of $1.6 billion and total equity of $1.2 billion.
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
Adjusted Net Income is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities, (b) to include the impact of cash income tax payments, our pro-rata share of the Adjusted Net Income from unconsolidated entities, and (c) to exclude the impact of the non-controlling share of Adjusted Net Income. We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income. We believe that net income attributable to shareholders, as defined by GAAP, is the most comparable earnings measurement with which to reconcile Adjusted Net Income.
Adjusted EBITDA (Non-GAAP)
We view Adjusted EBITDA as a secondary measurement to Adjusted Net Income, which we believe serves as a useful supplement to investors, analysts and management to measure economic performance of deployed revenue generating assets between periods on a consistent basis, and which we believe measures our financial performance and helps identify operational factors that management can impact in the short-term, namely our cost structure and expenses. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate Adjusted EBITDA in the same manner.
Adjusted EBITDA is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

The following table presents our consolidated results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Income for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$15,330	$16,145	$(815)	$28,252	$32,150	$(3,898)
Maintenance revenue	6,285	3,999	2,286	11,391	7,385	4,006
Finance lease income	399	2,288	(1,889)	1,921	4,599	(2,678)
Other revenue	337	201	136	362	1,537	(1,175)
Total equipment leasing revenues	22,351	22,633	(282)	41,926	45,671	(3,745)
Infrastructure revenues
Lease income	—	1,410	(1,410)	—	2,820	(2,820)
Rail revenues	7,707	5,558	2,149	15,706	11,847	3,859
Terminal services revenues	3,137	3,963	(826)	7,016	7,199	(183)
Total infrastructure revenues	10,844	10,931	(87)	22,722	21,866	856
Total revenues	33,195	33,564	(369)	64,648	67,537	(2,889)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Expenses
Operating expenses	17,551	17,600	(49)	31,909	32,319	(410)
General and administrative	3,361	1,989	1,372	5,949	2,337	3,612
Acquisition and transaction expenses	1,875	1,598	277	2,934	1,966	968
Management fees and incentive allocation to affiliate	4,231	3,485	746	8,579	5,899	2,680
Depreciation and amortization	14,701	10,765	3,936	27,918	21,327	6,591
Interest expense	5,120	4,757	363	10,423	9,572	851
Total expenses	46,839	40,194	6,645	87,712	73,420	14,292

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	(259)	1,225	(1,484)	(174)	2,466	(2,640)
Gain on sale of equipment and finance leases, net	1,545	288	1,257	3,267	291	2,976
Loss on extinguishment of debt	—	—	—	(1,579)	—	(1,579)
Asset impairment	(7,450)	—	(7,450)	(7,450)	—	(7,450)
Interest (expense) income	(128)	116	(244)	(119)	303	(422)
Other income (expense)	58	(3)	61	98	(9)	107
Total other (expense) income	(6,234)	1,626	(7,860)	(5,957)	3,051	(9,008)
Loss before income taxes	(19,878)	(5,004)	(14,874)	(29,021)	(2,832)	(26,189)
Provision for income taxes	178	266	(88)	112	496	(384)
Net loss	(20,056)	(5,270)	(14,786)	(29,133)	(3,328)	(25,805)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,863)	(4,433)	(4,430)	(12,158)	(7,939)	(4,219)
Net (loss) income attributable to shareholders	$(11,193)	$(837)	$(10,356)	$(16,975)	$4,611	$(21,586)
Add: Provision for income taxes	178	266	(88)	112	496	(384)
Add: Equity-based compensation expense (income)	118	1,180	(1,062)	(3,846)	2,600	(6,446)
Add: Acquisition and transaction expenses	1,875	1,598	277	2,934	1,966	968
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	1	(1)	3	9	(6)
Add: Asset impairment charges	7,450	—	7,450	7,450	—	7,450
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	(322)	1,225	(1,547)	(237)	2,466	(2,703)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(69)	(313)	244	(420)	(510)	90
Less: Equity in earnings of unconsolidated entities	259	(1,225)	1,484	174	(2,466)	2,640
Less: Non-controlling share of Adjusted Net Income (2)	(3,710)	(326)	(3,384)	(2,721)	(680)	(2,041)
Adjusted Net (Loss) Income	$(5,414)	$1,569	$(6,983)	$(11,947)	$8,492	$(20,439)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income (loss) of adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Non-controlling share of Adjusted Net Income is comprised of the following for the three months ended June 30, 2016 and 2015: (i) equity-based compensation of $5 and $377, (ii) provision for income tax of $0 and $20, and (iii) asset impairment charges of $3,725 and $0 less (iv) cash tax payments of $20 and$71, respectively. Non-controlling share of Adjusted Net Income is comprised of the following for the six months ended June 30, 2016 and 2015: (i) equity-based compensation of $(1,614) and $731, (ii) provision for income tax of $14 and $20, (iii) loss on extinguishment of debt of $616 and $0, and (iv) asset impairment charges of $3,725 and $0 less (v) cash tax payments of $20 and $71, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(11,193)	$(837)	$(10,356)	$(16,975)	$4,611	$(21,586)
Add: Provision for income taxes	178	266	(88)	112	496	(384)
Add: Equity-based compensation expense	118	1,180	(1,062)	(3,846)	2,600	(6,446)
Add: Acquisition and transaction expenses	1,875	1,598	277	2,934	1,966	968
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	1	(1)	3	9	(6)
Add: Asset impairment charges	7,450	—	7,450	7,450	—	7,450
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (3)	16,337	12,522	3,815	31,191	25,240	5,951
Add: Interest expense	5,120	4,757	363	10,423	9,572	851
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	788	1,894	(1,106)	2,160	3,916	(1,756)
Less: Equity in earnings of unconsolidated entities	259	(1,225)	1,484	174	(2,466)	2,640
Less: Non-controlling share of Adjusted EBITDA (5)	(6,902)	(3,054)	(3,848)	(8,935)	(6,037)	(2,898)
Adjusted EBITDA (non-GAAP)	$14,030	$17,102	$(3,072)	$26,270	$39,907	$(13,637)
________________________________________________________
(3) Depreciation and amortization expense includes $14,701 and $10,765 of depreciation and amortization expense, $1,576 and $1,697 of lease intangible amortization, and $60 and $60 of amortization for lease incentives in the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense includes $27,918 and $21,327 of depreciation and amortization expense, $3,154 and $3,793 of lease intangible amortization, and $119 and $120 of amortization for lease incentives in the six months ended June 30, 2016 and 2015, respectively.
(4) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended June 30, 2016 and 2015: (i) net income (loss) of $(320) and $1,172, (ii) interest expense of $257 and $415, (iii) depreciation and amortization expense of $851 and $307, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the six months ended June 30, 2016 and 2015: (i) net income (loss) of $(267) and $2,357, (ii) interest expense of $661 and $948, and (iii) depreciation and amortization expense of $1,766 and $611, respectively.
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2016 and 2015: (i) equity based compensation of $5 and $377, (ii) provision for income taxes of $0 and $20, (iii) interest expense of $1,490 and $1,207, (iv) depreciation and amortization expense of $1,682 and $1,450, and (v) asset impairment charges of $3,725 and $0, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2016 and 2015: (i) equity based compensation of $(1,614) and $731, (ii) provision for income taxes of $14 and $20, (iii) interest expense of $2,956 and $2,445, (iv) depreciation and amortization expense of $3,238 and $2,841, (v) loss on extinguishment of debt of $616 and $0, and (vi) asset impairment charge of $3,725 and $0, respectively.
Revenues
Total revenues decreased by $282 and $3,745 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, driven mainly by lower revenues in the Offshore Energy, Jefferson Terminal and Shipping Containers segments offset by higher revenues in the Aviation and Railroad segments.
In Equipment Leasing, lease income decreased by $815 and $3,898 in the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively, driven by a decrease in the Offshore Energy segment as certain vessels were no longer on long term charter in 2016, offset by an increase in assets on lease in the Aviation Leasing segment. Maintenance revenue increased by $2,286 and $4,006 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, as the number of aircraft and engines subject to leases with maintenance arrangements increased in the comparable periods.
In Infrastructure, rail revenues increased by $2,149 and $3,859 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, due to an increase in traffic and expanded service offerings by the Railroad segment. The Jefferson Terminal segment had a decrease in lease income of $1,410 and $2,820 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, due to the expiration of a lease arrangement in the second half of 2015.

Expenses
Total expenses increased by $6,645 and $14,292 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, mainly due to increases in general and administrative expenses, management fees to an affiliate, depreciation and amortization, and interest expenses.
General and administrative expenses increased by $1,372 and $3,612 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, attributable to the higher reimbursements to our Manager, pursuant to new agreements put in place subsequent to our initial public offering in May of 2015 (the "IPO") and due to reimbursement of expenses to our Manager as we expand our customer base and lines of businesses.
Management fees and incentive allocation to an affiliate increased by $746 and $2,680 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, attributable to the higher fees to our Manager, both pursuant to new agreements put in place subsequent to our IPO.
Depreciation and amortization increased by $3,936 and $6,591 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal segment.
Interest expense increased by $363 and $851 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, due to the Dock and Wharf Facility Revenue Bonds, Series 2016 (the “Series 2016 Bonds”) issued in March 2016.
Other Income (Loss)
Total other income decreased by $7,860 and $9,008 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. This was driven by an asset impairment charge of $7,450 for the three and six months ended June 30, 2016 as we determined not to proceed with the purchase of the MT 6015 vessel (Note 2 of our consolidated financial statements). Additionally, the decrease was due lower equity in earnings of unconsolidated entities related to a shipping container joint venture of $1,484 and $2,640 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. Furthermore, for the six months ended June 30, 2016, a loss on extinguishment of debt of $1,579 was recognized due to an early repayment of debt in the Jefferson Terminal segment. The aforementioned decrease in other income were offset by gains on sale of aviation equipment and finance leases of $1,257 and $2,976 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.
Net (Loss) Income
Net loss attributable to shareholders increased by $10,356 in the three months ended June 30, 2016 as compared to the three ended June 30, 2015 driven primarily by the changes discussed above.
Net income attributable to shareholders decreased $21,586 in the six months ended June 30, 2016 as compared to the six ended June 30, 2015 driven primarily by the changes discussed above.
Adjusted Net (Loss) Income
Adjusted net income decreased by $6,983 and $20,439 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in revenue, expenses and other income (loss) noted above, the decrease in each respective period was driven by the asset impairment charge of $7,450 for the three and six months ended June 30, 2016 and lower equity-based compensation expense and the pro-rata share of Adjusted Net Income from unconsolidated entities, which are excluded from Adjusted Net Income. This was offset by a change of $1,484 and $2,640 in the equity in earnings of unconsolidated subsidiaries, a $244 and $90 change in cash payments for interest taxes and a $3,384 and $2,041 change in non-controlling share of Adjusted Net Income in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $14,030 and $26,270 in the three and six months ended June 30, 2016, respectively, decreasing by $3,072 and $13,637 as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in revenue, expenses and other income (losses) noted above, which resulted in a net loss attributable to shareholders, the decrease in each respective period was primarily due to (i) the pro-rata share of Adjusted EBITDA from unconsolidated entities, (ii) lower equity-based compensation and (iii) lower non-controlling share of Adjusted EBITDA for the three months ended June 30, 2016.
The decrease in each respective period was offset by (i) asset impairment charge, (ii) depreciation and amortization expense from additional assets acquired, (iii) interest expense on borrowings executed in the second half of 2015 and the first quarter of 2016 and (iv) equity in earnings of unconsolidated entities.

Aviation Leasing Segment
In our Aviation Leasing segment, we own and manage 71 aviation assets, including 24 commercial passenger aircraft and 47 commercial jet engines.
As of June 30, 2016, 21 of our commercial aircraft and 34 of our jet engines were leased to operators or other third parties. The majority of our aviation assets currently off lease are being prepared to go on lease or held in short term storage awaiting a future lease. There were six engines either undergoing repair and/or maintenance as of June 30, 2016. Our aviation equipment was approximately 85% utilized as of June 30, 2016, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 35 months, and our jet engines currently on-lease have an average remaining lease term of 12 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2016	3	15	18
Purchases	2	4	6
Sales	—	—	—
Assets at June 30, 2016	5	19	24

Jet Engines
Assets at January 1, 2016	18	24	42
Purchases	5	3	8
Sales	—	(3)	(3)
Assets at June 30, 2016	23	24	47

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$14,750	$9,808	$4,942	$27,597	$19,547	$8,050
Maintenance revenue	6,285	3,999	2,286	11,391	7,385	4,006
Other revenue	312	—	312	312	1,120	(808)
Total revenues	21,347	13,807	7,540	39,300	28,052	11,248

Expenses
Operating expenses	1,166	377	789	1,983	715	1,268
Depreciation and amortization	8,504	5,396	3,108	15,931	10,652	5,279
Total expenses	9,670	5,773	3,897	17,914	11,367	6,547

Other income
Gain on sale of equipment, net	1,509	284	1,225	2,717	284	2,433
Interest income	2	—	2	3	8	(5)
Total other income	1,511	284	1,227	2,720	292	2,428
Income before income taxes	13,188	8,318	4,870	24,106	16,977	7,129
Provision for income taxes	185	198	(13)	88	412	(324)
Net income	13,003	8,120	4,883	24,018	16,565	7,453
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	193	—	193	290	—	290
Net income attributable to shareholders	$12,810	$8,120	$4,690	$23,728	$16,565	$7,163
Add: Provision for income taxes	185	198	(13)	88	412	(324)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(18)	(30)	12	(364)	(227)	(137)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$12,977	$8,288	$4,689	$23,452	$16,750	$6,702

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net income attributable to shareholders	$12,810	$8,120	$4,690	$23,728	$16,565	$7,163
Add: Provision for income taxes	185	198	(13)	88	412	(324)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	10,140	7,153	2,987	19,204	14,565	4,639
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	(41)	—	(41)	(82)	—	(82)
Adjusted EBITDA (non-GAAP)	$23,094	$15,471	$7,623	$42,938	$31,542	$11,396
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $8,504 and $5,396 of depreciation expense, $1,576 and $1,697 of lease intangible amortization, and $60 and $60 of amortization for lease incentives in the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense includes $15,931 and $10,652 of depreciation expense, $3,154 and $3,793 of lease intangible amortization, and $119 and $120 of amortization for lease incentives in the six months ended June 30, 2016 and 2015, respectively.
(2) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $41 and $0 for the three months ended June 30, 2016 and 2015, respectively. Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $82 and $0 for the six months ended June 30, 2016 and 2015, respectively.
Revenues
Total revenue in the Aviation Leasing segment increased by $7,540 in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, due to higher lease income and maintenance revenue, driven by newly acquired assets on lease. Lease income increased by $4,942 in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 mainly due to higher aircraft lease income of $4,005 primarily driven by the acquisition of eight aircraft acquired subsequent to June 30, 2015 and engine lease income of $937 primarily driven by twenty two additional engines on lease in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Maintenance revenue increased by $2,286 in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to four additional aircraft and twelve additional engines on lease in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Total revenues in the Aviation Leasing segment increased by $11,248 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, driven by higher lease income, maintenance revenue, and an increase in other revenue. Lease income increased by $8,050 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 mainly due to higher aircraft lease income of $6,364 primarily driven by eight aircraft acquired subsequent to June 30, 2015 and engine lease income of $1,686 primarily driven by twenty two additional engines on lease in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Maintenance revenue increased by $4,006 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to four additional aircraft and additional seventeen engines on lease in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Other revenue decreased by $808 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to greater income from the forfeiture of a security deposit in the six months ended June 30, 2015, as compared to the amount forfeited in the six months ended June 30, 2016.

Expenses
Total expenses in the Aviation Leasing segment increased by $3,897 in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily driven by depreciation and amortization expense, which increased by $3,108 due to the depreciation of eight aircraft and twenty engines acquired or put on lease in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Operating expenses increased by $789 in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily the result of increases in (i) repairs and maintenance expense of $210 due an increase in maintenance costs associated with the engine portfolio, (ii) legal and consulting fees of $197 due to an increase in the number assets that have been leased, (iii) insurance expense of $156 due to an increase number of assets requiring coverage, and (iv) other operating expenses of $226 due to overall growth in the aviation leasing portfolio.
Total expenses in the Aviation Leasing segment increased by $6,547 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily driven by depreciation and amortization expense, which increased by $5,279 due to depreciation of eight aircraft and twenty engines acquired or put on lease in the six months ended June 30, 2016. Operating expenses increased by $1,268 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily the result of increases in (i) repair and maintenance expense of $357 due an increase in maintenance costs associated with the engine portfolio, (ii) legal and consulting fee expenses of $419 due an increase in the number of assets that have been leased, (iii) insurance expense of $114 due to increased number of assets requiring coverage, and (iv) other expenses of $378 due to overall growth of the aviation leasing portfolio.
Other Income
Total other income in the Aviation Leasing segment increased by $1,227 and $2,428 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively driven by higher gain on sale of equipment due to an increased number of assets sold.
Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $12,977 and $23,452 in the three and six months ended June 30, 2016, respectively, increasing by $4,689 and $6,702 as compared to the three and six months ended June 30, 2015, respectively, primarily driven by the changes to net income attributable to shareholders noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA in the Aviation Leasing segment was $23,094 and $42,938 in the three and six months ended June 30, 2016, respectively, increasing by $7,623 and $11,396 as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three and six months ended June 30, 2016.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle ("ROV") support vessel, one construction support vessel and one anchor handling tug supply ("AHTS") vessel. The chart below describes the assets in our Offshore Energy segment as of June 30, 2016:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	August 2016	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	Off-lease (1)	85%
_____________________________________________________
(1) On February 16, 2016, we terminated our lease arrangement related to its ROV support vessel and is actively pursuing a new charter.

The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Income for the Offshore Energy segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$580	$6,337	$(5,757)	$655	$12,603	$(11,948)
Finance lease income	399	419	(20)	809	829	(20)
Other revenue	—	176	(176)	—	367	(367)
Total revenues	979	6,932	(5,953)	1,464	13,799	(12,335)

Expenses
Operating expenses	2,401	390	2,011	6,002	961	5,041
Depreciation and amortization	1,670	1,489	181	3,258	2,978	280
Interest expense	936	952	(16)	1,871	1,908	(37)
Total expenses	5,007	2,831	2,176	11,131	5,847	5,284

Other (expense) income
Asset impairment	(7,450)	—	(7,450)	(7,450)	—	(7,450)
Interest income	3	114	(111)	5	253	(248)
Total other (expense) income	(7,447)	114	(7,561)	(7,445)	253	(7,698)
Income (loss) before income taxes	(11,475)	4,215	(15,690)	(17,112)	8,205	(25,317)
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	(11,475)	4,215	(15,690)	(17,112)	8,205	(25,317)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(3,911)	189	(4,100)	(4,158)	370	(4,528)
Net (loss) income attributable to shareholders	$(7,564)	$4,026	$(11,590)	$(12,954)	$7,835	$(20,789)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	7,450	—	7,450	7,450	—	7,450
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(3,725)	—	(3,725)	(3,725)	—	(3,725)
Adjusted Net (Loss) Income	$(3,839)	$4,026	$(7,865)	$(9,229)	$7,835	$(17,064)
________________________________________________________
(1) Non-controlling share of Adjusted Net Income is comprised of asset impairment charges of $3,725 and $0 for the three months ended June 30, 2016 and 2015, respectively. Non-controlling share of Adjusted Net Income is comprised of asset impairment charges of $3,725 and $0 for the six months ended June 30, 2016 and 2015, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(7,564)	$4,026	$(11,590)	$(12,954)	$7,835	$(20,789)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	7,450	—	7,450	7,450	—	7,450
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,670	1,489	181	3,258	2,978	280
Add: Interest expense	936	952	(16)	1,871	1,908	(37)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(3,817)	(86)	(3,731)	(3,901)	(173)	(3,728)
Adjusted EBITDA (non-GAAP)	$(1,325)	$6,381	$(7,706)	$(4,276)	$12,548	$(16,824)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2016 and 2015: (i) depreciation expense of $62 and $56, (ii) interest expense of $30 and $30, and (iii) asset impairment charges of $3,725 and $0, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2016 and 2015: (i) depreciation expense of $121 and $112, (ii) interest expense of $55 and $61, and (iii) asset impairment charges of $3,725 and $0, respectively.
Revenues
Total revenues in the Offshore Energy segment decreased by $5,953 and $12,335 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, primarily driven by lower lease income. In 2016, the offshore construction vessel was subject to short term lease arrangements, as compared to 2015 when the vessel was on hire under a long term arrangement that terminated in the second half of 2015. In February 2016, the long term lease arrangement for the ROV support vessel was terminated resulting in lower lease income for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015.
Expenses
Total expenses in the Offshore Energy segment increased by $2,176 and $5,284 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. Total expenses in the Offshore Energy segment primarily include term loan financing, depreciation and amortization expense, interest expense and operating expenses.
During the three months ended June 30, 2016, there was $1,257 and $413 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the three months ended June 30, 2015, there was $1,114 and $375 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.
For the three months ended June 30, 2016, operating expenses increased $2,011 as compared the three months ended June 30, 2015. Historically operating expenses were incurred by the bareboat charterers when the ROV support vessel and the offshore construction support vessel were on lease. In 2016, due to the short term nature of the lease arrangements, operating expenses are borne by us. The increase in operating expenses was primarily the result (i) crew costs of $744, (ii) legal fees of $376, (iii) repairs and maintenance of $213, (iv) costs for spare parts of $211, (vi) management fees of $116 and (vii) other operating expenses of $516 in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

During the six months ended June 30, 2016, there was $2,447 and $811 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the six months ended June 30, 2015, there was $2,229 and $749 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.
For the six months ended June 30, 2016, operating expenses increased $5,041 as compared the six months ended June 30, 2015. Historically operating expenses were incurred by the bareboat charterers when the ROV support vessel and the offshore construction support vessel were on lease. In 2016, due to the short term nature of the lease arrangements, operating expenses are borne by us. The increase in operating expenses was primarily the result (i) crew costs of $1,630, (ii) legal fees of $1,121, (iii) mobilization and costs for spare parts of $705, (iv) repairs and maintenance of $556, (v) management fees of $245 and (vii) other operating expenses of $1,027 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Other Income (Loss)
Total other income (loss) in the Offshore Energy segment decreased by $7,561 and $7,698 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, due to an asset impairment charge of $7,450. In July 2016, the shipbuilder delivered a notice of termination of the shipbuilding contract for MT6015 resulting in the impairment of the investment in the quarter ended June 30, 2016.
Adjusted Net (Loss) Income
Adjusted Net Loss was $3,839 and $9,229 in three and six months ended June 30, 2016, respectively, increasing by $7,865 and $17,064 as compared to the three and six months ended June 30, 2015, respectively. This decrease was due to the changes described above offset by the increase in the asset impairment charge of $7,450, which was shared with the non-controlling interest holder.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $7,706 and $16,824 in three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, due to a decrease in net income attributable to shareholders of $11,590 and $20,789 as noted above. This was offset by the asset impairment charge of $7,450, which was shared with the non-controlling interest holder, and an increase in depreciation and amortization expense of $181 and $280 related to the offshore construction vessel in three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.

Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture, interests in approximately 88,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of June 30, 2016:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 88,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~9.0 Years	Direct Finance Lease/Operating Lease	6 Customers	51%

The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Income for the Shipping Containers segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$—	$1,869	$(1,869)	$1,112	$3,770	$(2,658)
Other revenue	25	25	—	50	50	—
Total revenues	25	1,894	(1,869)	1,162	3,820	(2,658)

Expenses
Operating expenses	12	117	(105)	42	170	(128)
Interest expense	—	625	(625)	410	1,267	(857)
Total expenses	12	742	(730)	452	1,437	(985)

Other income (expense)
Equity in earnings of unconsolidated entities	(259)	1,225	(1,484)	(174)	2,466	(2,640)
Gain on sale of equipment, net	—	—	—	304	—	304
Other income (expense)	—	(2)	2	(2)	(9)	7
Total other (expense) income	(259)	1,223	(1,482)	128	2,457	(2,329)
Income (loss) before income taxes	(246)	2,375	(2,621)	838	4,840	(4,002)
Provision for income taxes	(9)	19	(28)	(13)	35	(48)
Net (loss) income attributable to shareholders	$(237)	$2,356	$(2,593)	$851	$4,805	$(3,954)
Add: Provision for income taxes	(9)	19	(28)	(13)	35	(48)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	1	(1)	3	9	(6)
Add: Asset impairment charges	—	—	—	—		—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	(322)	1,225	(1,547)	(237)	2,466	(2,703)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	259	(1,225)	1,484	174	(2,466)	2,640
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net (Loss) Income	$(309)	$2,376	$(2,685)	$778	$4,849	$(4,071)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(237)	$2,356	$(2,593)	$851	$4,805	$(3,954)
Add: Provision for income taxes	(9)	19	(28)	(13)	35	(48)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	1	(1)	3	9	(6)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	625	(625)	410	1,267	(857)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	788	1,894	(1,106)	2,160	3,916	(1,756)
Less: Equity in earnings of unconsolidated entities	259	(1,225)	1,484	174	(2,466)	2,640
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$801	$3,670	$(2,869)	$3,585	$7,566	$(3,981)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended June 30, 2016 and 2015: (i) net income (loss) of $(320) and $1,172, (ii) interest expense of $257 and $415, and (iii) depreciation and amortization expense of $851 and $307, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for six months ended June 30, 2016 and 2015: (i) net income of $(267) and $2,357, (ii) interest expense of $661 and $948, and (iii) depreciation and amortization expense of $1,766 and $611.
Revenues
Total revenues in the Shipping Containers segment decreased by $1,869 and $2,658 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. The decrease is primarily driven by the sale of Portfolio #2 and Portfolio #3 during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses in the Shipping Containers segment decreased by $730 and $985 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. This was driven by a decrease in interest expense of $625 and $857 in the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively, due to lower principal balances on the term loans, along with the termination of the term loan in conjunction with the sale of Portfolio #2 and Portfolio #3. Additionally, the sale of the portfolios resulted in a decrease in operating expense of $105 and $128 in the three and six months ended June 30, 2016, respectively.
Other Income
Total other income in the Shipping Containers segment decreased $1,482 and $2,329 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. The decrease was primarily due to lower equity in earnings of unconsolidated entities from our shipping container joint venture of $1,484 and $2,640 in the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively, due to increased depreciation expense and loss on disposals of containers related to the operating leases within our shipping containers joint venture. Offsetting this decrease was a gain on sale of equipment of $304 from the sale of Portfolio #2 on March 9, 2016 and Portfolio #3 on March 30, 2016.

Adjusted Net (Loss) Income
Adjusted Net Loss increased by $2,685 and $4,071 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, primarily due to the changes noted above and decrease in the pro-rate share of Adjusted Net Income from Unconsolidated entities offset by the change in the equity in earnings of unconsolidated entities.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $801 and $3,585 in the three and six months ended June 30, 2016, decreasing by $2,869 and $3,981 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively, due to changes in net income attributable to shareholders noted above, lower interest expense due to lower principal balances on the term loans, along with the termination of the term loan in conjunction with the sale of Portfolio #2 and Portfolio #3 and lower pro-rate share of Adjusted EBITDA from unconsolidated entities, offset by lower equity in earnings of unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$—	$1,410	$(1,410)	$—	$2,820	$(2,820)
Terminal services revenues	3,137	3,963	(826)	7,016	7,199	(183)
Total revenues	3,137	5,373	(2,236)	7,016	10,019	(3,003)

Expenses
Operating expenses	6,698	9,501	(2,803)	9,386	16,174	(6,788)
Acquisition and transaction expenses	291	—	291	291	—	291
Depreciation and amortization	3,993	3,461	532	7,669	6,769	900
Interest expense	3,984	3,019	965	7,788	6,106	1,682
Total expenses	14,966	15,981	(1,015)	25,134	29,049	(3,915)

Other income (expense)
Loss on extinguishment of debt	—	—	—	(1,579)	—	(1,579)
Interest income (expense)	(133)	2	(135)	(127)	42	(169)
Other income (expense)	58	(1)	59	100	—	100
Total other (expense) income	(75)	1	(76)	(1,606)	42	(1,648)
Loss before income taxes	(11,904)	(10,607)	(1,297)	(19,724)	(18,988)	(736)
Provision for income taxes	—	49	(49)	35	49	(14)
Net loss	(11,904)	(10,656)	(1,248)	(19,759)	(19,037)	(722)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(5,125)	(4,545)	(580)	(8,281)	(8,199)	(82)
Net loss attributable to shareholders	$(6,779)	$(6,111)	$(668)	$(11,478)	$(10,838)	$(640)
Add: Provision for income taxes	—	49	(49)	35	49	(14)
Add: Equity-based compensation expense	—	919	(919)	(4,168)	1,772	(5,940)
Add: Acquisition and transaction expenses	291	—	291	291	—	291
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(51)	(283)	232	(52)	(283)	231
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	20	(315)	335	1,017	(656)	1,673
Adjusted Net Loss	$(6,519)	$(5,741)	$(778)	$(12,776)	$(9,956)	$(2,820)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the three months ended June 30, 2016 and 2015: (i) equity-based compensation of $0 and $366, (ii) provision for income tax of $0 and $20 less (iii) cash tax payments of $20 and $71, respectively. Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the six months ended June 30, 2016 and 2015: (i) equity-based compensation of $(1,627)

and $707, (ii) provision for income tax of $14 and $20, and (iii) loss on extinguishment of debt of $616 and $0 less (iv) cash tax payments of $20 and $71, respectively.
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net loss attributable to shareholders	$(6,779)	$(6,111)	$(668)	$(11,478)	$(10,838)	$(640)
Add: Provision for income taxes	—	49	(49)	35	49	(14)
Add: Equity-based compensation expense	—	919	(919)	(4,168)	1,772	(5,940)
Add: Acquisition and transaction expenses	291	—	291	291	—	291
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,993	3,461	532	7,669	6,769	900
Add: Interest expense	3,984	3,019	965	7,788	6,106	1,682
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(3,010)	(2,936)	(74)	(4,883)	(5,804)	921
Adjusted EBITDA (non-GAAP)	$(1,521)	$(1,599)	$78	$(3,167)	$(1,946)	$(1,221)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2016 and 2015: (i) equity-based compensation of $0 and $366, (ii) provision for income taxes of $0 and $20, (iii) interest expense of $1,452 and $1,171, and (iv) depreciation and amortization expense of $1,558 and $1,379, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2016 and 2015: (i) equity-based compensation of $(1,627) and $707, (ii) provision for income taxes of $14 and $20, (iii) interest expense of $2,887 and $2,375, (iv) loss on extinguishment of debt of $616 and $0 and (v) depreciation and amortization expense of $2,993 and $2,702, respectively.
Revenues
Total revenues in the Jefferson Terminal segment decreased by $2,236 and $3,003 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. The decreases were primarily due to a decrease in Lease Income as rail cars were off-lease during the three and six months ended June 30, 2016. Terminal services revenue decreased by $826 and $183 in the three and six months ended June 30, 2016, respectively, due to lower volume.
Expenses
Total expenses in the Jefferson Terminal segment decreased by $1,015 and $3,915 in the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively.
For the three months ended June 30, 2016, expenses decreased $1,015 compared to the three months ended June 30, 2015 primarily due to a decrease of $2,803 in operating expenses driven by a (i) lower equity-based compensation expense of $919, (ii) a decrease in compensation and benefits of $794, (iii) a decrease in professional fees of $820 and (iv) a decrease in facility operations expense of $1,427 primarily due to lower volume, offset by an increase in environmental cleanup costs of $1,248. Additionally, the decrease in operating expenses was offset by an increase of $291 in acquisition and transaction costs, $532 of depreciation and amortization due to property, plant and equipment placed into service in the second half of 2015 and $965 of interest expense driven by the Series 2016 bonds issued in March 2016.

For the six months ended June 30, 2016, expenses decreased $3,915 compared to the six months ended June 30, 2015 primarily due to a decrease of $6,788 in operating expenses, driven by lower equity-based compensation expense of $5,940 as the achievement of all performance conditions for one award was not deemed probable and accordingly the expense previously recognized in prior periods was reversed and a second award was partially accelerated and the remainder forfeited and canceled, according to the original terms of the agreement, when employment ended during the three months ended March 31, 2016. Additional reduction to the operating expenses was due to a decrease of $2,410 in facility operations expense primarily due to lower volume and $320 in compensation and benefits. The above decreases were offset by an increase in environmental cleanup costs of $1,248 and maintenance expense of $1,064 due to repair on certain assets. The decrease in operating expenses was offset by an increase of $291 in acquisition and transaction costs, $900 of depreciation and amortization expense due to property, plant and equipment placed into service in the second half of 2015 and $1,682 of interest expense driven by the 2016 bonds issued in March 2016.
Adjusted Net Loss
Adjusted Net Loss was $6,519 and $12,776 in the three and six months ended June 30, 2016, respectively, increasing by $778 and $2,820 as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, the decrease in each respective period was driven by the decrease in equity-based compensation of $919 and $5,940 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. This was offset by the acquisition and transaction expenses incurred related to the creation of a joint venture during the quarter, lower cash payments for income taxes, lower non-controlling share of adjusted net income and a loss on extinguishment of debt (which did not occur in the three months ended June 30, 2015) in comparison to the prior year periods.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(1,521) and $(3,167) in the three and six months ended June 30, 2016, decreasing by $78 and $1,221 as compared to the three and six months ended June 30, 2015.
For the three months ended June 30, 2016, adjusted EBITDA increased by $78 as compared to the three months ended June 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by a decrease in equity-based compensation of $919, as compared to the three and six months ended June 30, 2015, which was offset by the acquisition and transaction expenses incurred related to the creation of a joint venture during the quarter, increases in depreciation and amortization expense and interest expense driven by the Series 2016 bonds issued in March 2016.
For the six months ended June 30, 2016, adjusted EBITDA decreased by $1,221 as compared to the six months ended June 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by a decrease in equity-based compensation of $5,940 as the achievement of all performance conditions for one award was not deemed probable and accordingly the expense previously recognized in prior periods was reversed and a second award was partially accelerated and the remainder forfeited and canceled, according to the original terms of the agreement, when employment ended during the three months ended March 31, 2016, as compared to the six months ended June 30, 2015. The decrease in the loss from equity-based compensation was offset by the increase in a loss on extinguishment of debt, depreciation and amortization, interest expense, non-controlling share of Adjusted Net Income for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Railroad Segment
The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Loss for the Railroad segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$7,707	$5,558	$2,149	$15,706	$11,847	$3,859
Total revenues	7,707	5,558	2,149	15,706	11,847	3,859

Expenses
Operating expenses	7,268	7,215	53	14,490	14,299	191
Depreciation and amortization	534	419	115	1,060	928	132
Interest expense	200	161	39	354	291	63
Total expenses	8,002	7,795	207	15,904	15,518	386

Other income
Gain on sale of equipment, net	36	4	32	246	7	239
Total other income	36	4	32	246	7	239
Income (loss) before income taxes	(259)	(2,233)	1,974	48	(3,664)	3,712
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	(259)	(2,233)	1,974	48	(3,664)	3,712
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(16)	(79)	63	(3)	(112)	109
Net (loss) income attributable to shareholders	$(243)	$(2,154)	$1,911	$51	$(3,552)	$3,603
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	118	237	(119)	322	804	(482)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(5)	(11)	6	(13)	(24)	11
Adjusted Net Income (Loss)	$(130)	$(1,928)	$1,798	$360	$(2,772)	$3,132
______________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of equity-based compensation of $5 and $11, respectively, for the three months ended June 30, 2016 and June 30, 2015. Non-controlling share of Adjusted Net Income (Loss) is comprised of equity-based compensation of $13 and $24, respectively, for the six months ended June 30, 2016 and June 30, 2015.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(243)	$(2,154)	$1,911	$51	$(3,552)	$3,603
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	118	237	(119)	322	804	(482)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	534	419	115	1,060	928	132
Add: Interest expense	200	161	39	354	291	63
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—		—
Less: Non-controlling share of Adjusted EBITDA (1)	(34)	(32)	(2)	(69)	(60)	(9)
Adjusted EBITDA (non-GAAP)	$575	$(1,369)	$1,944	$1,718	$(1,589)	$3,307
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2016 and 2015: (i) equity-based compensation of $5 and $11, (ii) interest expense of $8 and $6, and (iii) depreciation and amortization expense of $21 and $15, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2016 and 2015: (i) equity-based compensation of $13 and $24, (ii) interest expense of $14 and $9, and (iii) depreciation and amortization expense of $42 and $27, respectively.
Revenues
Total revenues in the Railroad segment increased by $2,149 and $3,859, in the three and six months ended June 30, 2016, due to higher traffic and expanded service offerings to customers. The increase primarily consists of (i) $1,295 and $2,404 in freight transportation revenue, (ii) $529 and $857 in switching and other rail service revenue and (iii) $318 and $603 in car hire income in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively.
Expenses
Total expenses in the Railroad segment increased by $207 and $386 in the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively.
For the three and six months ended June 30, 2016, expenses increased by $207 and $386 as compared to the three and six months ended June 30, 2015, respectively, primarily due to the increase of $53 and $191 in operating expenses, which was driven by an increase in compensation expense of $297 and $329 offset by a decrease in insurance expense of $175 and $59 and bad debt expense of $100 and $131, respectively. Additionally, for the three and six months ended June 30, 2016, as compared the three and six months ended June 30, 2015, respectively, there was an increase of $115 and $132 in depreciation expense related to property, plant and equipment, and $39 and $63 of interest expense related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad, respectively.
Adjusted Net Income
Adjusted Net Income increased by $1,798 and $3,132 as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted Net Loss was impacted by lower equity-based compensation expense of $119 and $482 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $575 and $1,718 in the three and six months ended June 30, 2016, increasing by $1,944 and $3,307 as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by higher depreciation and amortization expense of $115 and $132 and interest expense of $39 and $63, which were offset by lower equity-based compensation expense of $119 and $482, in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Expenses
Operating expenses	6	—	6	6	—	6
General and administrative	3,361	1,989	1,372	5,949	2,337	3,612
Acquisition and transaction expenses	1,584	1,598	(14)	2,643	1,966	677
Management fees and incentive allocation to affiliate	4,231	3,485	746	8,579	5,899	2,680
Total expenses	9,182	7,072	2,110	17,177	10,202	6,975
Income before income taxes	(9,182)	(7,072)	(2,110)	(17,177)	(10,202)	(6,975)
Provision for income taxes	2	—	2	2	—	2
Net loss	(9,184)	(7,072)	(2,112)	(17,179)	(10,202)	(6,977)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	(4)	2	(6)	(6)	2	(8)
Net loss attributable to shareholders	$(9,180)	$(7,074)	$(2,106)	$(17,173)	$(10,204)	$(6,969)
Add: Provision for income taxes	2	—	2	2	—	2
Add: Equity-based compensation expense	—	24	(24)	—	24	(24)
Add: Acquisition and transaction expenses	1,584	1,598	(14)	2,643	1,966	677
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	(4)	—	(4)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(7,594)	$(5,452)	$(2,142)	$(14,532)	$(8,214)	$(6,318)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net loss attributable to shareholders	$(9,180)	$(7,074)	$(2,106)	$(17,173)	$(10,204)	$(6,969)
Add: Provision for income taxes	2	—	2	2	—	2
Add: Equity-based compensation expense	—	24	(24)	—	24	(24)
Add: Acquisition and transaction expenses	1,584	1,598	(14)	2,643	1,966	677
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$(7,594)	$(5,452)	$(2,142)	$(14,528)	$(8,214)	$(6,314)
Expenses
Total expenses increased by $2,110 and $6,975 in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.
For the three months ended June 30, 2016, the increase primarily consists of higher: (i) general and administrative expenses of $1,372, including $1,001 of reimbursement expenses to our manager and $399 of general corporate costs required for a stand-alone public company including insurance, (ii) management fees of $746 attributable to new agreements put in place subsequent to our IPO, offset by a decrease in acquisition and transaction expenses for abandoned transaction opportunities of $14, as compared to the three months ended June 30, 2015.
For the six months ended June 30, 2016, the increase primarily consists of higher (i) general and administrative expenses of $3,612, including $2,759 of reimbursement expenses to our manager, $731 of general corporate costs required for a stand-alone public company including insurance, (ii) management fees of $2,680 attributable to new agreements put in place subsequent to our IPO and (iii) acquisition and transaction expenses for abandoned transaction opportunities of $677, as compared to the six months ended June 30, 2015.
Adjusted Net Loss
Adjusted Net Loss was $7,594 and $14,532 in the three and six months ended June 30, 2016, increasing by $2,142 and $6,318, as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was primarily impacted by acquisition and transaction expenses, incurred for potential acquisition opportunities, which were lower for the three months ended June 30, 2016 and higher for the six months ended June 30, 2016, as compared to three and six months ended June 30, 2015, respectively.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(7,594) and $(14,528) in the three and six months ended June 30, 2016, decreasing by $2,142 and $6,314 as compared to the three and six months ended June 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was primarily impacted by higher acquisition and transaction expenses, incurred for potential acquisition opportunities, which were lower for the three months ended June 30, 2016 and higher for the six months ended June 30, 2016, as compared to three and six months ended June 30, 2015, respectively.

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
Subsequent Events
On July 1, 2016, we, through one of our subsidiaries, purchased the Repauno Delaware Port (“Repauno”) for a purchase price of $25 million, which consisted of primarily land, a storage cavern, and water rights. In conjunction with this acquisition, we entered into an arrangement with a third party, whereby the third party is entitled to a minority interest in Repauno and may receive payments upon the achievement of certain performance targets when and if these arrangements are achieved.
On August 2, 2016, our Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended June 30, 2016, payable on August 29, 2016 to the holders of record on August 19, 2016.

Liquidity and Capital Resources
Our principal uses of liquidity have been (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the six months ended June 30, 2016 and 2015, cash used for the purpose of making investments was $100,417 and $101,611, respectively.

•
In six months ended June 30, 2016 and 2015, distributions to shareholders, including cash dividends were $50,007 and $44,917, respectively, and distributions to non-controlling interest were $0 and $254, respectively.

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

•
During the six months ended June 30, 2016 and 2015, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $9,929 and $25,103, respectively.

•
During the six months ended June 30, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $8,800. We made total principal repayments of $153,721. primarily relating to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1, and Container Loan #2. During six months ended June 30, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $8,633.

•
During the six months ended June 30, 2016 and 2015, we received $462 and $1,888 in cash distributions from our unconsolidated investees, respectively, of which $30 and $604 was included in cash flows from operating activities, respectively.

•	During the six months ended June 30, 2016 and 2015, proceeds from the sale of assets were $86,983 and $1,625, respectively.

•
During the six months ended June 30, 2016 and 2015, capital contributions from shareholders were $0 and $295,879, respectively, and capital contributions from non-controlling interests were $7,433 and $29,869, respectively.

•	During the six months ended June 30, 2015, proceeds from the issuance of common stock were $352,346, net of issuance costs of $1,711
The Company is currently evaluating several potential Infrastructure and Equipment Leasing transactions which could occur within the next 12 months. However, as of the date of this filing, none of the above-referenced pipeline transactions or negotiations are definitive or included within the planned liquidity needs of the Company. We cannot assure you if or when any such transaction will be consummated or the terms of any such transaction.

Historical Cash Flow
Comparison of the six months ended June 30, 2016 and June 30, 2015
The following table compares the historical cash flow for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$990	$14,631
Net cash used in investing activities	(17,378)	(89,226)
Net cash (used in) provided by financing activities	(89,107)	623,784
Net cash provided by operating activities was $990 in the six months ended June 30, 2016 as compared to $14,631 in the six months ended June 30, 2015, representing a $13,641 decrease. Net loss of $29,133 in the six months ended June 30, 2016, compared to a loss of $3,328 in the six months ended June 30, 2015, a decrease of $25,805 was the primary driver of the decrease in net cash provided by operating activities for the period. The decrease was offset by non-cash adjustments to reconcile net income which include an increase of (i) $7,450 relating to an asset impairment, (ii) $6,591 relating to depreciation and amortization, (iii) $2,640 relating equity and earnings from unconsolidated entities, and (iv) $1,579 loss on extinguishment of debt, offset by a decrease due to equity based compensation of $6,446 and gain on sale of equipment of $2,976 as compared to 2015. Additionally, operating activities increased due to a decrease in cash used in accounts payable and accrued liabilities of $9,145 primarily related to activities at the Jefferson Terminal offset by an increase in other assets of $7,470 primarily related to capitalized costs associated with potential acquisitions.
Net cash used in investing activities was $17,378 and $89,226 in the six months ended June 30, 2016 and 2015, respectively, representing a $71,848 decrease. Cash used in investing activities decreased due to cash received for the sale of two finance leases, resulting in proceeds of $71,000, and cash proceeds received related to the sale of leasing equipment of $14,405, as well as a decrease in cash paid for property, plant and equipment of $57,340 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Offsetting these decreases was an increase in cash used in the acquisition of leasing equipment and related lease intangibles of $58,283 due to the acquisition of eight commercial jet engines and six aircraft in the six months ended June 30, 2016.
Net cash used in financing activities was $89,107 in the six months ended June 30, 2016 as compared to cash provided by financing activities of $623,784 in six months ended June 30, 2015, representing a $712,891 decrease. Such decrease was attributable to (i) a decrease in cash proceeds received due to the issuance of common shares net of issuance costs paid of $352,346, (ii) a decrease in capital contributions from shareholders of $295,879, and (iii) a decrease in capital contributions from non-controlling interests of $22,436. In addition to these decreases, cash outflows increased in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to repayment of debt, net of proceeds from borrowings of $36,630 and cash dividends paid of $50,007.
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
The Company defines FAD as: net cash provided by operating activities plus principal collections on finance leases, proceeds from sale of assets, and return of capital distributions from unconsolidated entities, less required payments on debt obligations and capital distributions to non-controlling interest, and excluding changes in working capital. The following table sets forth a reconciliation of Net Cash Provided by Operating Activities to FAD:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Net Cash Provided by Operating Activities	$990	$14,631
Add: Principal Collections on Finance Leases	2,302	6,142
Add: Proceeds from sale of assets (1)	87,483	1,625
Add: Return of Capital Distributions from Unconsolidated Entities	432	1,284
Less: Required Payments on Debt Obligations (2)	(49,223)	(8,633)
Less: Capital Distributions to Non-Controlling Interest	—	(254)
Exclude: Changes in Working Capital	4,162	7,336
Funds Available for Distribution (FAD)	$46,146	$22,131
_____________________________________________________
(1) Proceeds from sale of assets includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the six months ended June 30, 2016.
(2) Required payments on debt obligations excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement and $5,748 repayment under the CMQR Credit Agreement in the six months ended June 30, 2016, which were voluntary refinancing as repayment of these amounts were not required at this time.
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
Container Loan #1—On December 27, 2012, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #1”) with a bank for an initial aggregate amount of approximately $55,991,000 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #1 required monthly payments of interest and scheduled principal payments through its maturity on December 27, 2017 and could be prepaid without penalty after the third anniversary of the closing of the loan. In connection with Container Loan #1, the Company entered into an interest rate swap agreement (the “Swap”) on January 17, 2013 with respect to 70% of the outstanding balance of Container Loan #1 and designated as a cash flow hedge which fixed the LIBOR rate at 0.681%. During the six months ended June 30, 2016, all amounts outstanding under Container Loan #1 and the Swap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
Container Loan #2—On August 15, 2013, a subsidiary of the Company entered into a Credit Agreement (“Container Loan #2”) with a bank for an initial aggregate amount of approximately $21,548,000 in connection with the acquisition of a portfolio of shipping containers subject to finance leases. Container Loan #2 required quarterly payments of interest and scheduled principal payments through its maturity on August 28, 2018 and could be prepaid without penalty at any time. In connection with Container Loan #2, the Company entered into an interest rate cap agreement (the “Cap”) on September 20, 2013, with respect to 50% of the portion of the outstanding balance of Container Loan #2, not designated as a cash flow hedge, which capped LIBOR at 2.5%. During the six months ended June 30, 2016, all amounts outstanding under Container Loan #2 and the Cap were paid in full using the proceeds from the sale of the underlying assets, and such agreements were terminated.
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
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later.
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
Jefferson Terminal Credit Agreement—On August 27, 2014, a subsidiary of the Company, entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100,000. The Jefferson Terminal Credit Agreement required quarterly payments of $250 beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1,250,000 beginning with the quarter ending December 31, 2016, and could be prepaid or repaid at any time prior to its maturity on February 27, 2018. On March 8, 2016, all amounts outstanding under the Jefferson Terminal Credit Agreement were paid in full and such agreement was terminated. Accordingly, during the six months ended June 30, 2016, the Company recorded a loss on extinguishment of debt of $1,579,000.
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
The Company was in compliance with all debt covenants as of June 30, 2016.
Contractual Obligations
The following table summarizes our future obligations, by period due, as of June 30, 2016, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of June 30, 2016.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Note payable to non-controlling interest	$2,352	$572	$403	$403	$403	$571	$—
FTAI Pride Credit Agreement	64,062	3,125	6,250	6,250	48,437	—	—
CMQR Credit Agreement	12,625	—	—	12,625	—	—	—
Jefferson Bonds Payable	189,710	1,320	1,425	1,545	1,670	146,010	37,740
Total principal payments on loans and bonds payable	268,749	5,017	8,078	20,823	50,510	146,581	37,740

Total estimated interest payments (1)	84,497	8,188	17,555	16,993	15,664	4,517	21,580

Operating lease obligations	101,499	3,329	6,121	5,520	5,095	4,422	77,012
Capital lease obligations	883	104	186	186	186	170	51
	102,382	3,433	6,307	5,706	5,281	4,592	77,063
Total contractual obligations	$455,628	$16,638	$31,940	$43,522	$71,455	$155,690	$136,383

(1) Estimated interest payments based on rates as of June 30, 2016.

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
As of June 30, 2016, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $670 and $(469), respectively, over the next 12 months before the impact of interest rate derivatives.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report.

Internal Control over Financial Reporting
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
Depending on the specific sector, the risk of contractual defaults may be elevated due to excess capacity as a result of oversupply during the recent economic downturn. We lease assets to our customers pursuant to fixed-price contracts, and our customers then seek to utilize those assets to transport goods and provide services. If the price at which our customers receive for their transportation services decreases as a result of an oversupply in the marketplace, then our customers may be forced to reduce their prices in order to attract business (which may have an adverse effect on their ability to meet their contractual lease obligations to us), or may seek to renegotiate or terminate their contractual lease arrangements with us to pursue a lower-priced opportunity with another lessor, which may have a direct, adverse effect on us. See “-The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the financial crisis, and any future oversupply could materially adversely affect our results of operations and cash flows.” Any default by a material customer would have a significant impact on our profitability at the time the customer defaulted, which could materially adversely affect our operating results and growth prospects. In addition, some of our counterparties may reside in jurisdictions with legal and regulatory regimes that make it difficult and costly to enforce such counterparties’ obligations.
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
Certain liens may arise on our assets.
Certain of our assets are currently subject to liens under separate financing arrangements entered into by certain subsidiaries in connection with acquisitions of assets. In the event of a default under such arrangements by the applicable subsidiary, the lenders thereunder would be permitted to take possession of or sell such assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In addition, our currently owned assets and assets that we purchase in the future may be subject to other liens based on the industry practices relating to such assets. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our assets, and to the extent our lessees or charterers do not comply with their obligations to discharge any liens on the applicable assets, we may find it necessary to pay the claims secured by such liens in order to repossess such assets. Such payments could materially adversely affect our operating results and growth prospects.
The values of the assets that we purchase may fluctuate due to various factors.
The fair market values of our assets may decrease or increase depending on a number of factors, including the prevailing level of charter or lease rates from time to time, general economic and market conditions affecting our target markets, type and age of assets, supply and demand for assets, competition, new governmental or other regulations and technological advances, all of which could impact our profitability and our ability to lease, develop, operate, charter or sell such assets. In addition, our assets depreciate as they age and may generate lower revenues and cash flows. We must be able to replace such older, depreciated assets with newer assets, or our ability to maintain or increase our revenues and cash flows will decline. In addition, if we dispose of an asset for a price that is less than the depreciated book value of the asset on our balance sheet or if we determine that an asset’s value has been impaired, we will recognize a related charge in our consolidated statement of operations and such charge could be material.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of June 30, 2016 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). As such, certain forms of financing such as finance leases may not be available to us. Please see “- If we are deemed an investment company under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”
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
If we are deemed an “investment company” under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.2 billion of assets under management as of June 30, 2016.
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
We are an emerging growth company within the meaning of the JOBS Act, and due to our taking advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common shares could be less attractive to investors.
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
As a relatively new public company with shares listed on the NYSE, we need to comply with an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations of the SEC and requirements of the NYSE. We expect these rules and regulations will increase our legal and financial compliance costs and make some activities to our board of directors more time-consuming and costly. For example, as a result of becoming a public company, we have independent directors and board committees. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. We are currently evaluating and monitoring developments with respect to these rules, which may impose additional costs on us and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common shares, our share price and trading volume could decline.
The trading market for our common shares are influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our common units or publishes inaccurate or unfavorable research about our business, our common share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common share price or trading volume to decline and our common shares to be less liquid.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.
Joseph P. Adams, Jr.
Chief Executive Officer
August 4, 2016

By:	/s/ Scott Christopher
Scott Christopher
Interim Chief Financial Officer and Chief Accounting Officer
August 4, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.