Form 10-Q
period 2016-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2016-11-04
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
There were 75,750,943 common shares representing limited liability company interests outstanding at November 3, 2016.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Notes	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents		$197,874	$381,703
Restricted cash	2	63,891	21,610
Accounts receivable, net		21,798	14,466
Leasing equipment, net	3	694,568	636,681
Finance leases, net	4	9,824	82,521
Property, plant, and equipment, net	5	345,146	299,678
Investments in and advances to unconsolidated entities	6	10,522	10,675
Intangible assets, net	7	37,328	44,129
Goodwill		116,584	116,584
Other assets	2	57,048	36,758
Total assets		$1,554,583	$1,644,805

Liabilities
Accounts payable and accrued liabilities		$32,382	$34,995
Debt, net	8	261,543	266,221
Maintenance deposits		39,570	30,494
Security deposits		18,442	15,990
Other liabilities		17,460	6,419
Total liabilities		369,397	354,119

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,750,943 and 75,718,183 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)		758	757
Additional paid in capital		1,109,755	1,184,198
Accumulated deficit		(37,020)	(18,769)
Accumulated other comprehensive income		—	97
Shareholders' equity		1,073,493	1,166,283
Non-controlling interest in equity of consolidated subsidiaries		111,693	124,403
Total equity		1,185,186	1,290,686
Total liabilities and equity		$1,554,583	$1,644,805

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2016	2015	2016	2015
Revenues
Equipment leasing revenues		$30,054	$24,360	$71,980	$70,031
Infrastructure revenues		11,672	10,873	34,394	32,739
Total revenues	10	41,726	35,233	106,374	102,770

Expenses
Operating expenses		17,028	17,879	48,937	50,198
General and administrative		3,205	2,568	9,154	4,905
Acquisition and transaction expenses		1,688	2,206	4,622	4,172
Management fees and incentive allocation to affiliate	13	4,146	4,606	12,725	10,505
Depreciation and amortization	3, 5, 7	15,376	11,548	43,294	32,875
Interest expense		5,416	4,668	15,839	14,240
Total expenses		46,859	43,475	134,571	116,895

Other income (expense)
Equity in losses of unconsolidated entities	6	(1,161)	(9,584)	(1,335)	(7,118)
Gain on sale of equipment and finance leases, net		40	1,746	3,307	2,037
Loss on extinguishment of debt		—	—	(1,579)	—
Asset impairment		—	—	(7,450)	—
Interest income		206	159	87	462
Other income		485	15	583	6
Total other expense		(430)	(7,664)	(6,387)	(4,613)

Loss before income taxes		(5,563)	(15,906)	(34,584)	(18,738)
Provision for income taxes	12	83	150	195	646
Net loss		(5,646)	(16,056)	(34,779)	(19,384)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,370)	(4,318)	(16,528)	(12,257)
Net loss attributable to shareholders		$(1,276)	$(11,738)	$(18,251)	$(7,127)

Basic and Diluted Loss per Share	15	$(0.02)	$(0.16)	$(0.24)	$(0.11)
Weighted Average Shares Outstanding:
Basic		75,746,200	75,718,183	75,734,587	64,114,734
Diluted		75,746,200	75,718,183	75,734,587	64,114,734

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,646)	$(16,056)	$(34,779)	$(19,384)
Other comprehensive loss:
Change in fair value of cash flow hedge	—	(94)	(97)	(230)
Comprehensive loss	$(5,646)	$(16,150)	$(34,876)	$(19,614)
Comprehensive loss attributable to non-controlling interest	(4,370)	(4,318)	(16,528)	(12,257)
Comprehensive loss attributable to shareholders	$(1,276)	$(11,832)	$(18,348)	$(7,357)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	$757	$1,184,198	$(18,769)	$97	$124,403	$1,290,686
Comprehensive loss:
Net loss for the period			(18,251)		(16,528)	(34,779)
Other comprehensive loss			—	(97)	—	(97)
Total comprehensive loss			(18,251)	(97)	(16,528)	(34,876)
Capital contributions	—				8,074	8,074
Settlement of equity-based compensation					(200)	(200)
Dividends declared		(74,979)			(38)	(75,017)
Issuance of common shares	1	336			—	337
Equity-based compensation		200			(4,018)	(3,818)
Equity - September 30, 2016	$758	$1,109,755	$(37,020)	$—	$111,693	$1,185,186

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(34,779)	$(19,384)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of unconsolidated entities	1,335	7,118
Gain on sale of equipment	(3,307)	(2,037)
Security deposits and maintenance claims included in earnings	(300)	(439)
Loss on extinguishment of debt	1,579	—
Equity-based compensation	(3,818)	3,694
Depreciation and amortization	43,294	32,875
Asset impairment	7,450	—
Change in current and deferred income taxes	(399)	127
Change in fair value of non-hedge derivative	3	14
Amortization of lease intangibles and incentives	4,783	5,380
Amortization of deferred financing costs	1,927	1,101
Operating distributions from unconsolidated entities	30	160
Bad debt expense	134	255
Other	100	(362)
Change in:
Accounts receivable	(6,263)	(2,718)
Other assets	(4,070)	(3,540)
Accounts payable and accrued liabilities	2,396	4,109
Management fees payable to affiliate	1	(1,207)
Other liabilities	5,566	1,724
Net cash provided by operating activities	15,662	26,870

Cash flows from investing activities:
Release of restricted cash	22,733	4,915
Payments to restricted cash	(23,532)	—
Investment in notes receivable	(3,066)	(10,776)
Investment in and advances to unconsolidated entity	(1,754)	—
Principal collections on finance leases	2,406	17,412
Acquisition of leasing equipment	(114,012)	(136,672)
Acquisition of property plant and equipment	(47,454)	(88,068)
Acquisition of lease intangibles	(812)	(2,447)
Purchase deposit for aircraft and aircraft engines	(10,225)	(250)
Proceeds from sale of finance leases	71,000	—
Proceeds from sale of leasing equipment	15,905	9,000
Proceeds from sale of property, plant and equipment	125	253
Proceeds from deposit on sale of engine	250	—
Return of capital distributions from unconsolidated entities	432	2,921
Net cash used in investing activities	$(88,004)	$(203,712)
See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from debt	$110,658	$200
Repayment of debt	(157,603)	(19,764)
Payment of other liabilities to non-controlling interest holder	(1,000)	—
Payment of deferred financing costs	(3,935)	—
Receipt of security deposits	3,340	1,695
Return of security deposits	(316)	(710)
Receipt of maintenance deposits	10,806	7,127
Release of maintenance deposits	(5,653)	(10,673)
Proceeds from issuance of common shares, net of underwriter's discount	—	354,057
Common shares issuance costs	—	(2,998)
Capital contributions from shareholders	—	295,879
Capital distributions to shareholders	—	(44,917)
Capital contributions from non-controlling interests	7,433	34,787
Capital distributions to non-controlling interests	—	(309)
Settlement of equity-based compensation	(200)	—
Cash dividends	(75,017)	(11,358)
Net cash (used in) provided by financing activities	$(111,487)	$603,016

Net (decrease) increase in cash and cash equivalents	(183,829)	426,174
Cash and cash equivalents, beginning of period	381,703	22,125
Cash and cash equivalents, end of period	$197,874	$448,299

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$44,342	$—
Acquisition of leasing equipment	(3,451)	(1,083)
Acquisition of property, plant and equipment	(11,519)	(59)
Financing of property, plant and equipment	5,321	—
Settled and assumed security deposits	(272)	2,463
Billed, assumed and settled maintenance deposits	3,923	(2,710)
Deferred financing costs	(2,884)	—
Common share issuance costs	—	(1,908)

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
The Company is managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to a management agreement (the “Management Agreement”) that provides for the Company to bear obligations for management fees payable to the Manager as well as reimbursement of costs and expenses as provided therein (Note 13).

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
WWTAI IES MT6015 Ltd
The Company has an interest in WWTAI IES MT6015 Ltd. (“MT6015”), an entity formed in 2014 which had entered into a contract with a shipbuilder for the construction of an offshore multi service / inspection, maintenance and repair vessel (the “Vessel”) for a price of approximately $75 million. A subsidiary of the Company and a third party each hold a 50% interest in MT6015 and have equal representation on its board of directors. In connection with the initial capitalization of MT6015, another subsidiary of the Company provided the third party partner with a $3,725 loan which was utilized by the third party partner to fund its equity contribution to MT6015. In addition, the agreement provides the Company with disproportionate voting rights, in certain situations, as defined in the agreement. Accordingly, the Company determined that MT6015 is a VIE and that it was the primary beneficiary; accordingly, MT6015 has been presented on a consolidated basis in the accompanying financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

At December 31, 2015, MT6015 had total assets of $7,533, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets of the Company or to its general credit.
During the second quarter of 2016, the Company determined not to proceed with the purchase of the Vessel. The shipbuilder delivered a notice of termination of the shipbuilding contract to MT6015 in July 2016. Correspondingly, in the second quarter of 2016, the Company recorded an impairment in its MT6015 investment of $7,450. The shipbuilder has no further recourse to the Company.
JGP Energy Partners LLC
During the quarter ended September 30, 2016, the Company initiated activities in its 50% owned joint venture, JGP Energy Partners LLC (“JGP”). The other 50% member to the joint venture is a third party ethanol producer. The purpose of the venture is to build storage capacity with capabilities to receive and/or distribute ethanol via water, rail or truck. Each member agreed to contribute up to $27,000 (for a total of $54,000) for the development and construction of the ethanol terminal facilities. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded that it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method.
As of September 30, 2016, the Company’s investment in JGP was $1,754, which is included in investments in and advances to unconsolidated entities on the Company’s balance sheet.
Delaware River Partners LLC
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno Delaware Port (“Repauno”), which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. DRP is solely reliant on the Company to finance its activities and therefore is a variable interest entity. The Company currently holds 100% of the voting interests in DRP. The non-controlling interest was valued at $641 at the acquisition date.
Refer to Note 5 for details.
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
Restricted Cash—Restricted cash of $63,891 and $21,610 at September 30, 2016 and December 31, 2015, respectively, consists of prepaid interest and principal pursuant to the requirements of certain of the Company’s debt agreements (Note 8), and funds set aside for qualifying constructions projects at Jefferson Terminal.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three and nine months ended September 30, 2016, the Company earned approximately

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10% and 11%, respectively, of its revenue from one customer in the Jefferson Terminal segment. During the three and nine months ended September 30, 2015, the Company earned approximately 12% and 23%, respectively, of its revenue from one customer in the Offshore Energy segment, and one customer in Offshore Energy and Jefferson Terminal segments, respectively. As of September 30, 2016, accounts receivable from two customers in the Offshore Energy segment each represented 20% and 23% of total accounts receivable, net. As of December 31, 2015, accounts receivable from two customers in the Offshore Segment each represented 27% and 25% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at September 30, 2016 and December 31, 2015 was $434 and $392, respectively. Bad debt expense for the three and nine months ended September 30, 2016 was $79 and $134, respectively. Bad debt expense for the three and nine months ended September 30, 2015 was $96 and $255, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company’s comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes related to derivatives accounted for as cash flow hedges.
Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations, the Company had entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company terminated both derivatives during the first quarter of 2016 when the related debt obligations were paid in full. For the interest rate derivative designated as a cash flow hedge, all remaining net gains or losses in accumulated other comprehensive income at the date of termination were reclassified into earnings during the nine months ended September 30, 2016.
The Company does not enter into speculative derivative transactions.
Other Assets—Other assets is primarily comprised of notes receivables of $22,422 and $19,468, leasing equipment purchase deposits of $10,236 and $7,450, capitalized costs for potential asset acquisitions of $1,795 and $5,473, prepaid expenses of $4,368 and $1,818, and receivables of $13,000 and $0 as of September 30, 2016 and December 31, 2015, respectively.
Dividends—Dividends are recorded when and if declared by the Board of Directors. For the three and nine months ended September 30, 2016, the Board of Directors declared a cash dividend of $0.33 and $0.99 per share, respectively. For the three and nine months ended September 30, 2015, the Board of Directors declared a cash dividend of $0.33 and $0.48 per share, respectively.
Recent Accounting Pronouncements—In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted ASU 2015-02 as of January 1, 2016 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-Of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an asset or as a direct deduction from the carrying amount of that debt liability and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings of the line-of-credit arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company has adopted ASU 2015-15 as of January 1, 2016 and revised its consolidated balance sheets to present debt issuance costs related to debt drawn under a line-of-credit arrangements as a direct deduction from debt rather than within other assets, for all periods presented.
In September 2015, the FASB issued ASU 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the initial purchase accounting that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company has adopted ASU 2015-16 as of January 1, 2016 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Unadopted Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, during 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, and assessing collectibility, present sales tax and treating noncash consideration. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and the previous parameters for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  The standard will be effective for fiscal years beginning after December 15, 2016, with earlier adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-06, Contingent put and call options in debt instruments (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. ASU 2016-06 will be effective fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company believes the impact of adopting this new guidance on its consolidated financial statements will be immaterial.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires the income tax effects of awards to be recognized in the income statement when the awards vest or are settled, increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification, and allow recognizing forfeitures of awards as they occur. ASU 2016-09 will be effective beginning in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies (COLIs); (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; (viii) and separately identifiable cash flows and application of the predominance principle. ASU 2013-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2016
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$536,714	$185,614	$44,326	$766,654
Less: Accumulated depreciation	(55,078)	(14,631)	(2,377)	(72,086)
Leasing equipment, net	$481,636	$170,983	$41,949	$694,568

	December 31, 2015
Equipment	Aviation Leasing	Offshore Energy	Jefferson Terminal	Total
Leasing equipment:	$452,602	$184,284	$44,326	$681,212
Less: Accumulated depreciation	(33,281)	(9,704)	(1,546)	(44,531)
Leasing equipment, net	$419,321	$174,580	$42,780	$636,681
During the nine months ended September 30, 2016, the Company acquired seven aircraft and thirteen commercial jet engines and sold three commercial jet engines. Depreciation expense for leasing equipment for the three and nine months ended September 30, 2016 was $11,322 and $31,065, respectively. Depreciation expense for leasing equipment for the three and nine months ended September 30, 2015 was $7,888 and $22,072, respectively.
4.    FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	September 30, 2016	December 31, 2015
	Offshore Energy	Offshore Energy	Shipping Containers	Total
Finance leases	$18,528	$20,037	$82,332	$102,369
Unearned revenue	(8,704)	(9,915)	(9,933)	(19,848)
Finance leases, net	$9,824	$10,122	$72,399	$82,521
During the first quarter of 2016, the Company completed the sale of approximately 42,000 shipping containers that were subject to direct finance leases for a modest gain.
As of September 30, 2016, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2016	$504
2017	2,008
2018	2,008
2019	2,008
2020	2,013
Thereafter	9,987
Total	$18,528

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2016	December 31, 2015
Land, site improvements and rights	$57,597	$19,492
Construction in progress	45,495	55,927
Buildings and improvements	2,750	2,750
Crude oil terminal machinery and equipment	236,656	210,857
Track and track related assets	17,433	17,159
Railroad equipment	999	1,050
Railcars and locomotives	2,642	1,720
Computer hardware and software	168	152
Furniture and fixtures	405	410
Vehicles	964	547
	365,109	310,064
Less: Accumulated depreciation	(22,796)	(13,215)
Spare parts	2,833	2,829
Property, plant and equipment, net	$345,146	$299,678
During nine months ended September 30, 2016 additional property, plant and equipment of $55,174 was acquired, consisting primarily of the purchase of land, construction in progress, crude oil machinery and equipment, and railcars and locomotives.
On July 1, 2016, the Company, through one of its consolidated subsidiaries, purchased the assets of Repauno for a cash purchase price of approximately $24,000. These amounts consist primarily of land, a storage cavern, riparian rights for the acquired land, site improvements and rights. As part of the transaction, additional amounts of $13,991 were capitalized for costs directly related to the purchase, including costs for legal advice, exploratory diligence, and regulatory permitting costs in an effort to close the transaction and pre-acquisition services provided by our third party shareholder in exchange for a minority interest. Payment obligations of $5,321 relating to the non-controlling interest shareholder were classified in other liabilities. Further post acquisition costs of $3,406 have been capitalized and are included in construction in progress, as development has commenced on the storage cavern and warehouse facilities. As of September 30, 2016, Repauno is part of the Corporate segment.
During the nine months ended September 30, 2016, disposals of railroad equipment totaled $125. Depreciation expense for property, plant and equipment was $3,154 and $9,530, for the three and nine months ended September 30, 2016, respectively. Depreciation expense for property, plant and equipment was $2,764 and $8,114, for the three and nine months ended September 30, 2015, respectively.

6.	INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table presents the ownership interests and carrying values of the Company’s investments in unconsolidated entities:

		Carrying Value
	Ownership Percentage	September 30, 2016	December 31, 2015
JGP Energy Partners LLC	50%	$1,754	$—
Intermodal Finance I, Ltd.	51%	$8,768	$10,675

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

JGP
In 2016, the Company initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method. The primary financial activities for JGP relate to member investments and therefore JGP summary financial information has not been presented.
Intermodal Finance I, Ltd.
In 2012, the Company acquired a 51% non-controlling interest in Intermodal Finance I, Ltd. (“Intermodal”), a joint venture. Intermodal is governed by a board of directors and its shareholders have voting rights through their equity interests. As such, Intermodal is not within the scope of ASC 810-20 and should be evaluated for consolidation under the voting interest model. Due to the existence of substantive participating rights of the 49% equity investor, including the joint approval of material operating and capital decisions, such as material contracts and capital expenditures consistent with ASC 810-10-25-11, the Company does not have unilateral rights over this investment; therefore, the Company does not consolidate Intermodal but accounts for this investment in accordance with the equity method. The Company does not have a variable interest in this investment as none of the criteria of ASC 810-10-15-14 were met.
Intermodal owns a portfolio of multiple finance leases, representing five customers and comprising approximately 53,000 shipping containers, as well as a portfolio of approximately 30,000 shipping containers subject to multiple operating leases.
Summary financial information for Intermodal is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Total revenues	$2,470	$3,935	$8,931	$12,429

Expenses
Operating expenses	387	296	810	722
General and administrative	799	241	1,474	614
Depreciation and amortization	1,275	586	4,738	1,785
Interest expense	529	930	1,826	2,788
Impairment expense	—	20,604	—	20,604
Total expenses	2,990	22,657	8,848	26,513

Other income (loss)
Loss on disposal of equipment	(1,848)	(266)	(2,975)	(317)
Other income	—	96	—	130
Total other loss	(1,848)	(170)	(2,975)	(187)

Net loss	(2,368)	(18,892)	(2,892)	(14,271)

Comprehensive loss	$(2,368)	$(18,892)	$(2,892)	$(14,271)

Company's equity in losses	$(1,161)	$(9,584)	$(1,335)	$(7,118)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$4,406	$4,796
Restricted cash	1,215	2,117
Accounts receivable	1,116	1,153
Other receivables	763	—
Leasing equipment, net of accumulated depreciation of $9,312 and $7,305, respectively	32,846	47,735
Finance leases, net	20,988	34,261
Other assets	12	31
Total assets	$61,346	$90,093

Liabilities
Accounts payable and accrued liabilities	148	154
Syndication liabilities	1,710	3,201
Debt, net	59,115	82,991
Other liabilities	417	458
Total liabilities	61,390	86,804

Members’ Equity
Members’ equity	(44)	3,289
Total members’ equity	(44)	3,289
Total liabilities and members’ equity	$61,346	$90,093

Company’s investment in and advances to unconsolidated entities	$8,768	$10,675
7.    INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	September 30, 2016
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$23,693	$—	$—	$23,693
Less: Accumulated amortization	(14,611)	—	—	(14,611)
Acquired favorable lease intangibles, net	9,082	—	—	9,082

Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(7,383)	(109)	(7,492)
Acquired customer relationships, net	—	28,130	116	28,246

Total intangible assets, net	$9,082	$28,130	$116	$37,328

Intangible liabilities
Acquired unfavorable lease intangibles	$1,506	$—	$—	$1,506
Less: Accumulated amortization	(508)	—	—	(508)
Acquired unfavorable lease intangibles, net	$998	$—	$—	$998

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
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Lease intangibles	Equipment leasing revenues	$1,403	$1,405	$4,557	$5,198
Customer relationships	Depreciation and amortization	900	896	2,699	2,689
Total		$2,303	$2,301	$7,256	$7,887
As of September 30, 2016, estimated net annual amortization of intangibles is as follows:

Total
2016	$2,142
2017	6,953
2018	6,138
2019	4,496
2020	3,574
Thereafter	13,027
Total	$36,330

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

8.	DEBT, NET
The Company’s debt, net is summarized as follows:

	September 30, 2016	December 31, 2015
Loans payable
Container Loan #1	$—	$34,761
Container Loan #2	—	11,338
FTAI Pride Credit Agreement	62,500	67,188
CMQR Credit Agreement	13,625	9,407
Jefferson Terminal Credit Agreement	—	98,750
Total loans payable	76,125	221,444
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,710 and $1,751 at September 30, 2016 and December 31, 2015, respectively)	45,901	47,261
Series 2016 Bonds	144,200	—
Total bonds payable	190,101	47,261
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,352
Total note payable to non-controlling interest	2,352	2,352

Debt	268,578	271,057
Less: Debt issuance costs	(7,035)	(4,836)
Total debt, net	$261,543	$266,221

Total debt due within one year	$8,548	$24,791
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
Jefferson Terminal Credit Agreement—On August 27, 2014, a subsidiary of the Company entered into a credit agreement (the “Jefferson Terminal Credit Agreement”) with a financial institution for an aggregate amount of $100,000. The Jefferson Terminal Credit Agreement required quarterly payments of $250 beginning with the quarter ending December 31, 2014, with such quarterly payments increasing to $1,250 beginning with the quarter ending December 31, 2016, and could be prepaid or repaid at any time prior to its maturity on February 27, 2018. On March 8, 2016, all amounts outstanding under the Jefferson Terminal Credit Agreement were paid in full and such agreement was terminated. Accordingly, during the first quarter of 2016, the Company recorded a loss on extinguishment of debt of $1,579.
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
Under a Capital Call Agreement, the Company has agreed to make funds available to Jefferson Holdings in order to satisfy its obligation under the Standby Bond Purchase Agreement. The Capital Call Agreement contains certain covenants applicable to the Company, including a negative lien covenant regarding Aviation Assets, as defined therein, as well as maintenance of a minimum total asset value of Aviation Assets and minimum total equity of the Company. In connection with the above, and related to the Series 2016 Bonds, a subsidiary of the Company and an affiliate of its Manager entered into a Fee and Support Agreement with FTAI Energy Partners LLC and certain of its subsidiaries. The Fee and Support Agreement provides that both such subsidiary of the Company and affiliate of the Manager will effectively guarantee a pro rata portion of the obligations under the Standby Bond Purchase Agreement in return for a guarantee fee of $6,873 (shared on the same pro rata basis). This fee will be amortized as interest expense to the earlier of the redemption date or February 13, 2020.
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
The Company was in compliance with all debt covenants as of September 30, 2016.

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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2016	September 30, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$197,874	$197,874	$—	$—	Market
Restricted cash	63,891	63,891	—	—	Market
Total	$261,765	$261,765	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2015	December 31, 2015
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$381,703	$381,703	$—	$—	Market
Restricted cash	21,610	21,610	—	—	Market
Derivative assets	101	—	101	—	Income
Total	$403,414	$403,313	$101	$—
At September 30, 2016 and December 31, 2015, the Company had no liabilities that were measured at fair value on a recurring basis.
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
The Company’s notes receivable at September 30, 2016 and December 31, 2015, which is included as a component of other assets on the accompanying Consolidated Balance Sheets, consist of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At September 30, 2016 and December 31, 2015, the Company’s notes receivable also included a $17,935 and $14,869, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site. The fair value of these notes receivable approximate carrying value due to both bearing a market rate of interest for similar types of loans and is classified as Level 2 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $48,062 and $49,268, respectively, at September 30, 2016 and December 31, 2015, based upon market prices for similar municipal securities. The fair value of Series 2016 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $151,392 at September 30, 2016 based upon market prices for similar municipal securities. The fair values of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10.	REVENUES
Components of revenue are as follows:

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Equipment leasing revenues
Lease income	$19,039	$2,561	$—	$—	$—	$—	$21,600
Maintenance revenue	7,646	—	—	—	—	—	7,646
Finance lease income	—	403	—	—	—	—	403
Other revenue	375	5	25	—	—	—	405
Total equipment leasing revenues	27,060	2,969	25	—	—	—	30,054
Infrastructure revenues
Lease income	—	—	—	—	—	16	16
Rail revenues	—	—	—	—	7,401	—	7,401
Terminal services revenues	—	—	—	4,255	—	—	4,255
Total infrastructure revenues	—	—	—	4,255	7,401	16	11,672
Total revenues	$27,060	$2,969	$25	$4,255	$7,401	$16	$41,726

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Equipment leasing revenues
Lease income	$10,664	$5,816	$—	$—	$—	$—	$16,480
Maintenance revenue	5,510	—	—	—	—	—	5,510
Finance lease income	—	418	1,726	—	—	—	2,144
Other revenue	—	201	25	—	—	—	226
Total equipment leasing revenues	16,174	6,435	1,751	—	—	—	24,360
Infrastructure revenues
Lease income	—	—	—	1,030	—	—	1,030
Rail revenues	—	—	—	—	6,641	—	6,641
Terminal services revenues	—	—	—	3,202	—	—	3,202
Total infrastructure revenues	—	—	—	4,232	6,641	—	10,873
Total revenues	$16,174	$6,435	$1,751	$4,232	$6,641	$—	$35,233

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Equipment leasing revenues
Lease income	$46,636	$3,216	$—	$—	$—	$—	$49,852
Maintenance revenue	19,037	—	—	—	—	—	19,037
Finance lease income	—	1,212	1,112	—	—	—	2,324
Other revenue	687	5	75	—	—	—	767
Total equipment leasing revenues	66,360	4,433	1,187	—	—	—	71,980
Infrastructure revenues
Lease income	—	—	—	—	—	16	16
Rail revenues	—	—	—	—	23,107	—	23,107
Terminal services revenues	—	—	—	11,271	—	—	11,271
Total infrastructure revenues	—	—	—	11,271	23,107	16	34,394
Total revenues	$66,360	$4,433	$1,187	$11,271	$23,107	$16	$106,374

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Equipment leasing revenues
Lease income	$30,211	$18,419	$—	$—	$—	$—	$48,630
Maintenance revenue	12,895	—	—	—	—	—	12,895
Finance lease income	—	1,247	5,496	—	—	—	6,743
Other revenue	1,120	568	75	—	—	—	1,763
Total equipment leasing revenues	44,226	20,234	5,571	—	—	—	70,031
Infrastructure revenues
Lease income	—	—	—	3,850	—	—	3,850
Rail revenues	—	—	—	—	18,488	—	18,488
Terminal services revenues	—	—	—	10,401	—	—	10,401
Total infrastructure revenues	—	—	—	14,251	18,488	—	32,739
Total revenues	$44,226	$20,234	$5,571	$14,251	$18,488	$—	$102,770
Minimum future annual revenues contracted to be received under existing operating leases of equipment as of September 30, 2016 are as follows:

Total
2016	$18,722
2017	57,551
2018	42,109
2019	22,856
2020	12,208
Thereafter	8,304
Total	$161,750

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

11.	EQUITY-BASED COMPENSATION
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
As of September 30, 2016, the Incentive Plan provides for the issuance of up to 30.0 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
Information on equity based compensation as of September 30, 2016 is as follows:
Stock Options

(in thousands except share and per share data)	Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2016	15,000	$16.98
Granted	—
Exercised	—
Forfeited and canceled	—
Stock options outstanding and exercisable as of September 30, 2016	15,000	$16.98	8.65	$—
Restricted Shares
The Company granted two equity based compensation awards in a subsidiary consisting of 1.3 million restricted shares in exchange for services. The first award for 1.25 million restricted shares had a grant date fair value of $23,879. The fair value was determined on the grant date, August 27, 2014, using the market approach assuming no forfeitures. The shares vest in three tranches over three years, subject to continued employment and achievement of three separate performance conditions based on EBITDA for that subsidiary. The compensation expense will be recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved and expires in August 2017. During the nine months ended September 30, 2016, the achievement of all performance conditions was deemed not probable and accordingly, the $4,402 expense previously recognized was reversed in operating expenses in the Consolidated Statement of Operations.
The second award of 42,000 restricted shares had a grant day fair value of $800 using the market approach and assuming no forfeited awards. The award vests over four years, provided the employee remains employed by the Company. During the first quarter of 2016, the employee terminated his employment, at which time 50% of the award was vested and 50% was forfeited per the terms of the agreement with the employee. In lieu of delivering the vested shares, the Company paid $200 in cash to the former employee in accordance with the amended terms of the agreement during the second quarter of 2016, effectively terminating and canceling the awards.
As of September 30, 2016, 1.25 million restricted shares were unvested and outstanding and no restricted shares were vested and outstanding. All restricted shares were unvested and outstanding as of December 31, 2015.
Common Units
The Company granted equity based compensation in a subsidiary consisting of 1.4 million common units with an aggregate grant date fair value of $1,688 in exchange for services assuming no forfeited amounts. The awards have varying terms, ranging between 16 and 36 months, and vest subject to continued employment through each respective vesting date. The awards are equity based, with compensation expense recognized ratably over the vesting periods. As of September 30, 2016 and December 31, 2015, 150,000 and 733,333 common units were nonvested, respectively. During the nine months ended September 30, 2016, 583,333 common units vested, with a fair value of $722. During the three months ended September 30, 2016 no shares vested.

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
The Consolidated Statements of Operations includes the following expense (income) related to its stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2016	2015	2016	2015
Stock Options	$—	$—	$—	$24	$—
Restricted Shares	—	903	(4,168)	2,675	23,879
Common Units	28	191	350	995	117
Total	$28	$1,094	$(3,818)	$3,694	$23,996

12.	INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current:
Federal	$43	$50	$205	$99
State and local	9	8	49	59
Foreign	(218)	80	(192)	319
Total current provision (benefit)	(166)	138	62	477

Deferred:
Federal	1	(97)	2	(53)
State and local	—	4	1	5
Foreign	248	105	130	217
Total deferred provision	249	12	133	169

Total provision for income taxes	$83	$150	$195	$646
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
As of and for the period ended September 30, 2016, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2012. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

13.	MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with the Company’s initial public offering (the “IPO”), the Company entered into a new management agreement with the Manager, (the “Management Agreement”) which replaced its then-existing management agreement as a private fund. Additionally, the Company has entered into certain incentive allocation arrangements with Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), which owns 0.05% of the Partnership and is the general partner of the Partnership.
Pre-IPO Management Agreement
The pre-IPO management fee was calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage was applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined therein. During the three and nine months ended September 30, 2015, pre-IPO management fees were $0 and $3,873, respectively.
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for the three and nine months ended September 30, 2016 was $4,146 and $12,725, respectively. The total post-IPO management fees for both the three and nine months ended September 30, 2015 was $4,606 and $6,632, respectively.
Additionally, the Company has entered into certain incentive allocation arrangements with the Master GP. No Income Incentive Allocation or Capital Gains Incentive Allocation was due to the Master GP for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, expense reimbursement of $1,960 and $5,361 was recorded in general and administrative expenses, respectively, and $990 and $3,017 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2015, expense reimbursement of $1,677 and $2,319 was recorded in general and administrative expenses, respectively, and $882 and $1,103 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations.
As of September 30, 2016 and December 31, 2015, no amounts were receivable from the Manager. As of September 30, 2016 and December 31, 2015, amounts due to the Manager or its affiliates of $1,124 and $994, excluding accrued management fees, respectively, are included within accounts payable on the Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, amounts due to the Manager or its affiliates of $1,336 and $1,506, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of September 30, 2016 and December 31, 2015, an affiliate of the Company’s Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2016 and December 31, 2015 was $73,039 and $71,321, respectively. For the three months ending September 30, 2016 and September 30, 2015, the amount of this non-controlling interest share of net loss was $1,762 and $2,034, respectively. For the nine months ending September 30, 2016 and September 30, 2015, the amount of this non-controlling interest share of net loss was $5,715 and $5,591, respectively.
In connection with the Capital Call Agreement related to the Series 2016 Bonds discussed in Note 8, the Company and an affiliate of its Manager entered into a Fee and Support Agreement. The Fee and Support Agreement provides that the affiliate of the Manager is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. This affiliate of the Manager received fees of $1,740, which will be amortized as interest expense to the earlier of the redemption date or February 13, 2020.

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
Corporate consists primarily of unallocated Company level general and administrative expenses, management fees and the recent purchase of Repauno, which consisted primarily of land, a storage cavern, and riparian rights. The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. The Company evaluates investment performance for each reportable segment primarily based on net income attributable to shareholders and Adjusted Net Income.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended September 30, 2016

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$27,060	$2,969	$25	$—	$—	$—	$30,054
Infrastructure revenues	—	—	—	4,255	7,401	16	11,672
Total revenues	27,060	2,969	25	4,255	7,401	16	41,726

Expenses
Operating expenses	892	2,408	1	6,796	6,514	417	17,028
General and administrative	—	—	—	—	—	3,205	3,205
Acquisition and transaction expenses	—	—	—	109	—	1,579	1,688
Management fees and incentive allocation to affiliate	—	—	—	—	—	4,146	4,146
Depreciation and amortization	9,376	1,669	—	3,920	411	—	15,376
Interest expense	—	934	—	4,016	182	284	5,416
Total expenses	10,268	5,011	1	14,841	7,107	9,631	46,859

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(1,161)	—	—	—	(1,161)
Gain on sale of equipment, net	—	—	—	—	40	—	40
Loss on extinguishment of debt	—	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—	—
Interest income	6	4	—	196	—	—	206
Other income	—	—	—	485	—	—	485
Total other income (expense)	6	4	(1,161)	681	40	—	(430)
Income (loss) before income taxes	16,798	(2,038)	(1,137)	(9,905)	334	(9,615)	(5,563)
Provision (benefit) for income taxes	100	—	(41)	20	—	4	83
Net income (loss)	16,698	(2,038)	(1,096)	(9,925)	334	(9,619)	(5,646)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	60	(131)	—	(4,241)	14	(72)	(4,370)
Net income (loss) attributable to shareholders	$16,638	$(1,907)	$(1,096)	$(5,684)	$320	$(9,547)	$(1,276)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$16,564	$(1,907)	$(1,183)	$(5,719)	$342	$(7,964)	$133
Add: Non-controlling share of adjustments to Adjusted Net Income							170
Add: Equity in losses of unconsolidated entities							(1,161)
Add: Cash payments for income taxes							174
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Loss from investments in unconsolidated entities							1,207
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(1,688)
Less: Equity-based compensation expense							(28)
Less: Provision for income taxes							(83)
Net loss attributable to shareholders							$(1,276)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$3,554	$—	$—	$—	$—	$—	$3,554
Asia	11,589	2,565	25	—	—	—	14,179
Europe	9,431	—	—	—	—	—	9,431
North America	2,091	404	—	4,255	7,401	16	14,167
South America	395	—	—	—	—	—	395
Total revenues	$27,060	$2,969	$25	$4,255	$7,401	$16	$41,726

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Nine Months Ended September 30, 2016

	Nine months ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$66,360	$4,433	$1,187	$—	$—	$—	$71,980
Infrastructure revenues	—	—	—	11,271	23,107	16	34,394
Total revenues	66,360	4,433	1,187	11,271	23,107	16	106,374

Expenses
Operating expenses	2,875	8,410	43	16,182	21,004	423	48,937
General and administrative	—	—	—	—	—	9,154	9,154
Acquisition and transaction expenses	—	—	—	400	—	4,222	4,622
Management fees and incentive allocation to affiliate	—	—	—	—	—	12,725	12,725
Depreciation and amortization	25,307	4,927	—	11,589	1,471	—	43,294
Interest expense	—	2,805	410	11,804	536	284	15,839
Total expenses	28,182	16,142	453	39,975	23,011	26,808	134,571

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(1,335)	—	—	—	(1,335)
Gain on sale of equipment, net	2,717	—	304	—	286	—	3,307
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	(1,579)
Asset impairment	—	(7,450)	—	—	—	—	(7,450)
Interest income	9	9	—	69	—	—	87
Other income (expense)	—	—	(2)	585	—	—	583
Total other income (expense)	2,726	(7,441)	(1,033)	(925)	286	—	(6,387)
Income (loss) before income taxes	40,904	(19,150)	(299)	(29,629)	382	(26,792)	(34,584)
Provision (benefit) for income taxes	188	—	(54)	55	—	6	195
Net income (loss)	40,716	(19,150)	(245)	(29,684)	382	(26,798)	(34,779)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	350	(4,289)	—	(12,522)	11	(78)	(16,528)
Net income (loss) attributable to shareholders	$40,366	$(14,861)	$(245)	$(17,162)	$371	$(26,720)	$(18,251)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Nine months ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$40,016	$(11,136)	$(405)	$(18,495)	$702	$(22,496)	$(11,814)
Add: Non-controlling share of adjustments to Adjusted Net Income							2,891
Add: Equity in losses of unconsolidated entities							(1,335)
Add: Cash payments for income taxes							594
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							1,444
Less: Asset impairment charges							(7,450)
Less: Changes in fair value of non-hedge derivative instruments							(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(1,579)
Less: Acquisition and transaction expenses							(4,622)
Less: Equity-based compensation income							3,818
Less: Provision for income taxes							(195)
Net loss attributable to shareholders							$(18,251)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Nine months ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$9,201	$—	$—	$—	$—	$—	$9,201
Asia	30,665	2,973	858	—	—	—	34,496
Europe	20,929	248	—	—	—	—	21,177
North America	4,192	1,212	329	11,271	23,107	16	40,127
South America	1,373	—	—	—	—	—	1,373
Total revenues	$66,360	$4,433	$1,187	$11,271	$23,107	$16	$106,374

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended September 30, 2015

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$16,174	$6,435	$1,751	$—	$—	$—	$24,360
Infrastructure revenues	—	—	—	4,232	6,641	—	10,873
Total revenues	16,174	6,435	1,751	4,232	6,641	—	35,233

Expenses
Operating expenses	1,208	724	128	8,599	7,220	—	17,879
General and administrative	—	—	—	—	—	2,568	2,568
Acquisition and transaction expenses	—	—	—	—	—	2,206	2,206
Management fees and incentive allocation to affiliate	—	—	—	—	—	4,606	4,606
Depreciation and amortization	6,122	1,489	—	3,469	468	—	11,548
Interest expense	—	946	591	2,988	143	—	4,668
Total expenses	7,330	3,159	719	15,056	7,831	9,380	43,475

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(9,584)	—	—	—	(9,584)
Gain on sale of equipment, net	1,674	—	—	—	72	—	1,746
Interest income	3	115	—	41	—	—	159
Other income	—	—	(5)	20	—	—	15
Total other income (expense)	1,677	115	(9,589)	61	72	—	(7,664)
Income (loss) before income taxes	10,521	3,391	(8,557)	(10,763)	(1,118)	(9,380)	(15,906)
Provision (benefit) for income taxes	308	—	(164)	4	—	2	150
Net income (loss)	10,213	3,391	(8,393)	(10,767)	(1,118)	(9,382)	(16,056)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	196	—	(4,454)	(54)	(6)	(4,318)
Net income (loss) attributable to shareholders	$10,213	$3,195	$(8,393)	$(6,313)	$(1,064)	$(9,376)	$(11,738)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$10,521	$3,195	$1,956	$(5,762)	$(884)	$(7,168)	$1,858
Add: Non-controlling share of adjustments to Adjusted Net Income							370
Add: Equity in losses of unconsolidated entities							(9,584)
Add: Cash payments for income taxes							(3)
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(924)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(5)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(2,206)
Less: Equity-based compensation expense							(1,094)
Less: Provision for income taxes							(150)
Net loss attributable to shareholders							$(11,738)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$2,668	$—	$—	$—	$—	$—	$2,668
Asia	6,611	1,887	1,316	—	—	—	9,814
Europe	5,785	4,130	—	—	—	—	9,915
North America	821	418	435	4,232	6,641	—	12,547
South America	289	—	—	—	—	—	289
Total revenues	$16,174	$6,435	$1,751	$4,232	$6,641	$—	$35,233

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. For the Nine Months Ended September 30, 2015

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$44,226	$20,234	$5,571	$—	$—	$—	$70,031
Infrastructure revenues	—	—	—	14,251	18,488	—	32,739
Total revenues	44,226	20,234	5,571	14,251	18,488	—	102,770

Expenses
Operating expenses	1,923	1,685	298	24,773	21,519	—	50,198
General and administrative	—	—	—	—	—	4,905	4,905
Acquisition and transaction expenses	—	—	—	—	—	4,172	4,172
Management fees and incentive allocation to affiliate	—	—	—	—	—	10,505	10,505
Depreciation and amortization	16,774	4,467	—	10,238	1,396	—	32,875
Interest expense	—	2,854	1,858	9,094	434	—	14,240
Total expenses	18,697	9,006	2,156	44,105	23,349	19,582	116,895

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(7,118)	—	—	—	(7,118)
Gain on sale of equipment, net	1,958	—	—	—	79	—	2,037
Interest income	11	368	—	83	—	—	462
Other expense	—	—	(14)	20	—	—	6
Total other income (expense)	1,969	368	(7,132)	103	79	—	(4,613)
Income (loss) before income taxes	27,498	11,596	(3,717)	(29,751)	(4,782)	(19,582)	(18,738)
Provision (benefit) for income taxes	720	—	(129)	53	—	2	646
Net income (loss)	26,778	11,596	(3,588)	(29,804)	(4,782)	(19,584)	(19,384)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	566	—	(12,653)	(166)	(4)	(12,257)
Net income (loss) attributable to shareholders	$26,778	$11,030	$(3,588)	$(17,151)	$(4,616)	$(19,580)	$(7,127)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$27,271	$11,030	$6,805	$(15,718)	$(3,656)	$(15,382)	$10,350
Add: Non-controlling share of adjustments to Adjusted Net Income							1,050
Add: Equity in losses of unconsolidated entities							(7,118)
Add: Cash payments for income taxes							507
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(3,390)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(14)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(4,172)
Less: Equity-based compensation expense							(3,694)
Less: Provision for income taxes							(646)
Net loss attributable to shareholders							$(7,127)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$8,466	$—	$—	$—	$—	$—	$8,466
Asia	18,367	5,597	4,043	—	—	—	28,007
Europe	14,931	13,378	—	—	—	—	28,309
North America	1,914	1,259	1,528	14,251	18,488	—	37,440
South America	548	—	—	—	—	—	548
Total revenues	$44,226	$20,234	$5,571	$14,251	$18,488	$—	$102,770

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$529,499	$205,368	$8,946	$530,885	$42,391	$237,494	$1,554,583

Debt, net	—	64,159	—	184,285	13,099	—	261,543

Total liabilities	64,932	67,709	—	199,157	27,188	10,411	369,397

Non-controlling interests in equity of consolidated subsidiaries	1,249	3,403	—	103,856	2,075	1,110	111,693

Total equity	464,567	137,659	8,946	331,728	15,203	227,083	1,185,186

Total liabilities and equity	$529,499	$205,368	$8,946	$530,885	$42,391	$237,494	$1,554,583

	September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$51,468	$—	$—	$—	$—	$—	$51,468
Asia	196,565	170,983	—	—	—	—	367,548
Europe	189,783	—	—	—	—	—	189,783
North America	43,694	—	—	316,689	29,010	41,396	430,789
South America	126	—	—	—	—	—	126
Total property, plant and equipment and equipment held for lease, net	$481,636	$170,983	$—	$316,689	$29,010	$41,396	$1,039,714

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
The Company completed its IPO on May 20, 2015 in which its previous beneficial owners, the Fortress Worldwide Transportation and Infrastructure Investors LP and Fortress Worldwide Transportation and Infrastructure Offshore LP, immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, the Company has retrospectively presented the shares outstanding for all prior periods presented.
The calculation of basic and diluted EPS is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Net loss attributable to shareholders	$(1,276)	$(11,738)	$(18,251)	$(7,127)
Weighted Average Shares Outstanding - Basic	75,746,200	75,718,183	75,734,587	64,114,734
Weighted Average Shares Outstanding - Diluted	75,746,200	75,718,183	75,734,587	64,114,734

Basic and Diluted EPS	$(0.02)	$(0.16)	$(0.24)	$(0.11)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, unless otherwise noted)

For the three and nine months ended September 30, 2016, 7,333 and 9,474 shares, respectively have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, lessees have asserted that they are entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $10,306. No amount has been recorded for this matter in the Company’s consolidated financial statements as of September 30, 2016, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
The Company, as part of the Repauno asset purchase, has also entered into an arrangement with its non-controlling interest holder, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain performance conditions, not to exceed $15,000 (Note 5). The Company will capitalize such amounts when and if such performance conditions are achieved.
Two of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was $1,197 and $1,288 for the three months ended September 30, 2016 and 2015, respectively. Total rent expense for operating leases was $3,724 and $3,227 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, minimum future rental payments under operating and capital leases are as follows:

2016	$1,722
2017	6,453
2018	5,846
2019	5,421
2020	4,734
Thereafter	77,230
Total	$101,406

17.	SUBSEQUENT EVENTS
On November 1, 2016, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended September 30, 2016, payable on November 30, 2016 to the holders of record on November 18, 2016.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal control over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.
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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of September 30, 2016, we had total consolidated assets of $1.6 billion and total equity of $1.2 billion.
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following five reportable segments: Aviation Leasing, Offshore Energy, Shipping Containers, all of which are within Equipment Leasing Business, and Jefferson Terminal and Railroad, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses, management fees and the recent purchase of the Repauno Delaware Port (“Repauno”) for a purchase price of $24 million, which consisted primarily of land, a storage cavern, and riparian rights.

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
Adjusted Net Income is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities, (b) to include the impact of cash income tax payments, and our pro-rata share of the Adjusted Net Income from unconsolidated entities, and (c) to exclude the impact of the non-controlling share of Adjusted Net Income. We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income. We believe that net income attributable to shareholders, as defined by GAAP, is the most comparable earnings measurement with which to reconcile Adjusted Net Income.
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

The following table presents our consolidated results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$21,600	$16,480	$5,120	$49,852	$48,630	$1,222
Maintenance revenue	7,646	5,510	2,136	19,037	12,895	6,142
Finance lease income	403	2,144	(1,741)	2,324	6,743	(4,419)
Other revenue	405	226	179	767	1,763	(996)
Total equipment leasing revenues	30,054	24,360	5,694	71,980	70,031	1,949
Infrastructure revenues
Lease income	16	1,030	(1,014)	16	3,850	(3,834)
Rail revenues	7,401	6,641	760	23,107	18,488	4,619
Terminal services revenues	4,255	3,202	1,053	11,271	10,401	870
Total infrastructure revenues	11,672	10,873	799	34,394	32,739	1,655
Total revenues	41,726	35,233	6,493	106,374	102,770	3,604

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Expenses
Operating expenses	17,028	17,879	(851)	48,937	50,198	(1,261)
General and administrative	3,205	2,568	637	9,154	4,905	4,249
Acquisition and transaction expenses	1,688	2,206	(518)	4,622	4,172	450
Management fees and incentive allocation to affiliate	4,146	4,606	(460)	12,725	10,505	2,220
Depreciation and amortization	15,376	11,548	3,828	43,294	32,875	10,419
Interest expense	5,416	4,668	748	15,839	14,240	1,599
Total expenses	46,859	43,475	3,384	134,571	116,895	17,676

Other income (expense)
Equity in losses of unconsolidated entities	(1,161)	(9,584)	8,423	(1,335)	(7,118)	5,783
Gain on sale of equipment and finance leases, net	40	1,746	(1,706)	3,307	2,037	1,270
Loss on extinguishment of debt	—	—	—	(1,579)	—	(1,579)
Asset impairment	—	—	—	(7,450)	—	(7,450)
Interest income	206	159	47	87	462	(375)
Other income	485	15	470	583	6	577
Total other expense	(430)	(7,664)	7,234	(6,387)	(4,613)	(1,774)
Loss before income taxes	(5,563)	(15,906)	10,343	(34,584)	(18,738)	(15,846)
Provision for income taxes	83	150	(67)	195	646	(451)
Net loss	(5,646)	(16,056)	10,410	(34,779)	(19,384)	(15,395)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,370)	(4,318)	(52)	(16,528)	(12,257)	(4,271)
Net loss attributable to shareholders	$(1,276)	$(11,738)	$10,462	$(18,251)	$(7,127)	$(11,124)
Add: Provision for income taxes	83	150	(67)	195	646	(451)
Add: Equity-based compensation expense (income)	28	1,094	(1,066)	(3,818)	3,694	(7,512)
Add: Acquisition and transaction expenses	1,688	2,206	(518)	4,622	4,172	450
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	5	(5)	3	14	(11)
Add: Asset impairment charges	—	—	—	7,450	—	7,450
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	(1,207)	924	(2,131)	(1,444)	3,390	(4,834)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(174)	3	(177)	(594)	(507)	(87)
Less: Equity in losses of unconsolidated entities	1,161	9,584	(8,423)	1,335	7,118	(5,783)
Less: Non-controlling share of Adjusted Net Income (2)	(170)	(370)	200	(2,891)	(1,050)	(1,841)
Adjusted Net Income (Loss)	$133	$1,858	$(1,725)	$(11,814)	$10,350	$(22,164)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities for the three months ended September 30, 2016 and 2015 includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for $0 and $10,508 of asset impairment charges, respectively.
Pro-rata share of Adjusted Net Income from unconsolidated entities for the nine months ended September 30, 2016 and 2015 includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for $0 and $10,508 of asset impairment charges, respectively.

(2) Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the three months ended September 30, 2016 and 2015: (i) equity-based compensation of $6 and $368, (ii) provision for income tax of $8 and $1, and (iii) transaction and acquisition expense of $156 and $0 less (iv) cash tax payments of $0 and $(1), respectively.

Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the nine months ended September 30, 2016 and 2015: (i) equity-based compensation of $(1,608) and $1,099, (ii) provision for income tax of $22 and $21, (iii) loss on extinguishment of debt of $616 and $0, (iv) asset impairment charges of $3,725 and $0, (v) transaction and acquisition expense of $156 and $0 less (vi) cash tax payments of $20 and $70, respectively.
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net loss attributable to shareholders	$(1,276)	$(11,738)	$10,462	$(18,251)	$(7,127)	$(11,124)
Add: Provision for income taxes	83	150	(67)	195	646	(451)
Add: Equity-based compensation expense (income)	28	1,094	(1,066)	(3,818)	3,694	(7,512)
Add: Acquisition and transaction expenses	1,688	2,206	(518)	4,622	4,172	450
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	5	(5)	3	14	(11)
Add: Asset impairment charges	—	—	—	7,450	—	7,450
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (3)	16,885	13,015	3,870	48,076	38,255	9,821
Add: Interest expense	5,416	4,668	748	15,839	14,240	1,599
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	(287)	1,646	(1,933)	1,873	5,562	(3,689)
Less: Equity in losses of unconsolidated entities	1,161	9,584	(8,423)	1,335	7,118	(5,783)
Less: Non-controlling share of Adjusted EBITDA (5)	(3,379)	(3,004)	(375)	(12,314)	(9,041)	(3,273)
Adjusted EBITDA (non-GAAP)	$20,319	$17,626	$2,693	$46,589	$57,533	$(10,944)
________________________________________________________
(3) Depreciation and amortization expense includes $15,376 and $11,548 of depreciation and amortization expense, $1,403 and $1,405 of lease intangible amortization, and $106 and $62 of amortization for lease incentives in the three months ended September 30, 2016 and 2015, respectively.
Depreciation and amortization expense includes $43,294 and $32,875 of depreciation and amortization expense, $4,557 and $5,198 of lease intangible amortization, and $225 and $182 of amortization for lease incentives in the nine months ended September 30, 2016 and 2015, respectively.

(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended September 30, 2016 and 2015: (i) net income (loss) of $(1,208) and $(9,635), (ii) interest expense of $270 and $474, (iii) depreciation and amortization expense of $651 and $299, and (iv) asset impairment charges of $0 and $10,508, respectively.
Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the nine months ended September 30, 2016 and 2015: (i) net income (loss) of $(1,475) and $(7,278), (ii) interest expense of $931 and $1,422, (iii) depreciation and amortization expense of $2,417 and $910, and (iv) asset impairment charges of $0 and $10,508, respectively.

(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2016 and 2015: (i) equity based compensation of $6 and $368, (ii) provision for income taxes of $8 and $1, (iii) interest expense of $1,538 and $1,185, (iv) depreciation and amortization expense of $1,671 and $1,450, and (v) transaction and acquisition expense of $156 and $0 respectively.
Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2016 and 2015: (i) equity based compensation of $(1,608) and $1,099, (ii) provision for income taxes of $22 and $21, (iii) interest expense of $4,494 and $3,630, (iv) depreciation and amortization expense of $4,909 and $4,291, (v) loss on extinguishment of debt of $616 and $0, (vi) asset impairment charge of $3,725 and $0, and (vii) transaction and acquisition expense of $156 and $0, respectively.
Revenues
For the three months ended September 30, 2016 total revenues increased by $6,493 compared to the three months ended September 30, 2015 driven mainly by higher revenues in the Aviation and Railroad segments offset by lower revenues in the Offshore Energy and Shipping Containers segments.

In Equipment Leasing, lease income increased by $5,120 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 driven by an increase in assets on lease in the Aviation Leasing segment. Offshore Energy segment offset the increase in lease income due to lower lease rates as a result of unfavorable market conditions. Maintenance revenue increased by $2,136 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 as the number of aircraft and engines subject to leases with maintenance arrangements increased. Lease income and maintenance revenues were offset by a decrease of $1,741 in finance income for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances.
In Infrastructure, rail revenues increased by $760 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to an increase in traffic and expanded service offerings by the Railroad segment. The remaining infrastructure revenue was consistent with the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 as increases in terminal services revenue were offset by a reduction in lease income in our Jefferson Terminal segment.
For the nine months ended September 30, 2016 total revenues increased by $3,604 compared to the nine months ended September 30, 2015 driven mainly by higher revenues in the Aviation and Railroad segments offset by lower revenues in the Offshore Energy, Shipping Containers and Jefferson Terminal segments.
In Equipment Leasing, lease income increased by $1,222 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 driven by an increase in assets on lease in the Aviation Leasing segment. Offshore Energy segment offset the increase in the lease income as certain vessels were off hire, subject to short term lease arrangements and due to lower lease rates as a result of unfavorable market conditions. Maintenance revenue increased by $6,142 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as we increased the number of aircraft and engines subject to leases with maintenance arrangements. Our increase in lease income and maintenance revenues were offset by a $4,419 decrease in finance income for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances. Additionally, other revenues decreased by $996 mainly as a result of declining market conditions in the Offshore Energy segment as we continue to seek favorable leases.
In Infrastructure, rail revenues increased by $4,619 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to an increase in traffic and expanded service offerings by our Railroad segment. The Jefferson Terminal segment had an increase in terminal service revenue of $870 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to a higher tank lease revenue as a result of new lease contracts and realization of deferred revenue during the third quarter of 2016. The aforementioned increases were offset by a decrease in lease income of $3,834 in the nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 due to the expiration of a lease arrangement in the second half of 2015.
Expenses
For the three months ended September 30, 2016 total expenses increased by $3,384 compared to the three months ended September 30, 2015 mainly due to increases in general and administrative expenses, depreciation and amortization, and interest expenses, which were offset mainly by a decrease in management fees and incentive allocation to an affiliate and operating expenses.
General and administrative expenses increased by $637 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 attributable to the higher reimbursements to our Manager as we expand our customer base and lines of businesses.
Depreciation and amortization increased by $3,828 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal segment.
Interest expense increased by $748 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to the Dock and Wharf Facility Revenue Bonds, Series 2016 (the “Series 2016 Bonds”) issued in March 2016 as well as the interest expense incurred by the Corporate segment as a result of a payment obligation to the third party shareholder of Repauno.
Management fees and incentive allocation to an affiliate decreased by $460 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, which is attributable to a slight decrease in the average value of our total equity.
Operating expenses decreased by $851 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to a decrease in (i) stock compensation of $1,066 as the achievement of all performance conditions for one award was not deemed probable during the first half of 2016, (ii) repairs and maintenance of $533 mainly driven by the Aviation segment, and (iii) facility operations of $1,437 primarily in the Jefferson Terminal segment. Offsetting the decrease were higher property taxes of $906 primarily due to additional property in the Jefferson Terminal segment and higher operating expenses of $1,325 primarily in the Offshore Energy segment. In 2016, due to the short term nature of the Offshore Energy lease arrangements, operating expenses are borne by us.
For the nine months ended September 30, 2016, total expenses increased by $17,676 compared to the three and nine months ended September 30, 2015 mainly due to increases in general and administrative expenses, depreciation and amortization, and interest expenses, which were offset by operating expenses.
General and administrative expenses increased by $4,249 in the nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 attributable to the higher reimbursements to our Manager, pursuant to new agreements put in place subsequent to our initial public offering in May of 2015 (the “IPO”).
Depreciation and amortization increased by $10,419 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal segment.
Interest expense increased by $1,599 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to the Dock and Wharf Facility Revenue Bonds, Series 2016 (the “Series 2016 Bonds”) issued in March 2016 as well as the interest incurred by the Corporate segment as a result of a payment obligation to the third party shareholder of Repauno.
Operating expenses decreased by $1,261 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to a decrease in (i) stock compensation of $7,488 as the achievement of all performance conditions for one award was not deemed probable during the first half of 2016 and (ii) facility operations of $4,376 primarily in the Jefferson Terminal segment. Offsetting the decrease were higher (i) property taxes of $1,094 primarily due to additional property in the Jefferson Terminal segment, (ii) higher operating expenses of $5,501 primarily in to the Offshore Energy segment since, due to the short term nature of the lease arrangements, operating expenses are borne by us, (iii) environmental cleanup costs of $1,457 in the Jefferson Terminal segment, (iv) repairs and maintenance of $1,080 in the Jefferson Terminal and Offshore Energy segments, (v) compensation and benefits of $659, and (vi) incurred expenses related to the acquisition of Repauno assets and our growing business units.
Other Expenses
Total other expenses decrease by $7,234 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to decreased losses of unconsolidated entities by the shipping container joint venture due to an asset impairment charge recorded during the comparable period. The aforementioned decrease in losses was offset by a $1,706 decrease in the gain on sale of equipment.
Total other expenses increased by $1,774 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to an asset impairment charge of $7,450 which was recognized during the second quarter of 2016 as we determined not to proceed with the purchase of the MT6015 Vessel (Note 2 of our consolidated financial statements). Additionally, during the first quarter of 2016, we recognized a $1,579 loss on extinguishment of debt due to an early repayment of debt in the Jefferson Terminal segment. The aforementioned increases in other expenses were offset by a $5,783 decrease in losses of unconsolidated entities related to a shipping container joint venture in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to an asset impairment charge recorded by the shipping container joint venture during 2015. The increases in other expenses were additionally offset by higher gains on sale of aviation equipment and finance leases of $1,270 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, respectively.
Net Loss
Net loss attributable to shareholders decreased by $10,462 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 driven primarily by the changes discussed above.
Net loss attributable to shareholders increased by $11,124 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 driven primarily by the changes discussed above.
Adjusted Net (Loss) Income
Adjusted net income decreased by $1,725 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. In addition to the changes in revenue, expenses and other expenses noted above, the decrease in the period was driven by a decrease in (i) equity based compensation of $1,066, (ii) acquisition and transaction expenses of $518, (iii) pro-rata share of Adjusted Net Income of $2,131, and (iv) losses of unconsolidated entities of $8,423.

Adjusted net income decreased by $22,164 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, in addition to the changes in revenue, expenses and other expenses noted above, the decrease in the period was driven by a decrease in (i) equity based compensation of $7,512, (ii) pro-rata share of Adjusted Net Income of $4,834, (iii) losses of unconsolidated entities of $5,783, and (iv) non-controlling share of Adjusted Net income of $1,841. The decrease was offset by an increase in in asset impairment charges of $7,450 and losses on modification of debt of $1,579.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $20,319 and $46,589 in the three and nine months ended September 30, 2016, respectively, increasing by $2,693 and decreasing by $10,944 as compared to the three and nine months ended September 30, 2015, respectively. In addition to the changes in revenue, expenses and other losses noted above, which resulted in a net loss attributable to shareholders, the change in each respective period was primarily due to (i) the pro-rata share of Adjusted EBITDA from unconsolidated entities, (ii) lower equity-based compensation and (iii) lower non-controlling share of Adjusted EBITDA, and (iv) equity in earnings of unconsolidated entities.
The change in each respective period was offset by depreciation and amortization expense from additional assets acquired and interest expense on borrowings executed in the first quarter of 2016. Additionally, for the nine months ended September 30, 2016, there was an increase in the asset impairment changes and losses from the modification of debt.
Aviation Leasing Segment
In our Aviation Leasing segment, we own and manage 77 aviation assets, including 25 aircraft and 52 commercial jet engines.
As of September 30, 2016, 24 of our commercial aircraft and 35 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 90% utilized as of September 30, 2016, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 31 months, and our jet engines currently on-lease have an average remaining lease term of 13 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2016	3	15	18
Purchases	2	5	7
Sales	—	—	—
Assets at September 30, 2016	5	20	25

Jet Engines
Assets at January 1, 2016	18	25	43
Purchases	10	3	13
Sales	—	(4)	(4)
Assets at September 30, 2016	28	24	52

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$19,039	$10,664	$8,375	$46,636	$30,211	$16,425
Maintenance revenue	7,646	5,510	2,136	19,037	12,895	6,142
Other revenue	375	—	375	687	1,120	(433)
Total revenues	27,060	16,174	10,886	66,360	44,226	22,134

Expenses
Operating expenses	892	1,208	(316)	2,875	1,923	952
Depreciation and amortization	9,376	6,122	3,254	25,307	16,774	8,533
Total expenses	10,268	7,330	2,938	28,182	18,697	9,485

Other income
Gain on sale of equipment, net	—	1,674	(1,674)	2,717	1,958	759
Interest income	6	3	3	9	11	(2)
Total other income	6	1,677	(1,671)	2,726	1,969	757
Income before income taxes	16,798	10,521	6,277	40,904	27,498	13,406
Provision for income taxes	100	308	(208)	188	720	(532)
Net income	16,698	10,213	6,485	40,716	26,778	13,938
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	60	—	60	350	—	350
Net income attributable to shareholders	$16,638	$10,213	$6,425	$40,366	$26,778	$13,588
Add: Provision for income taxes	100	308	(208)	188	720	(532)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(174)	—	(174)	(538)	(227)	(311)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$16,564	$10,521	$6,043	$40,016	$27,271	$12,745

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net income attributable to shareholders	$16,638	$10,213	$6,425	$40,366	$26,778	$13,588
Add: Provision for income taxes	100	308	(208)	188	720	(532)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	10,885	7,589	3,296	30,089	22,154	7,935
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA(2)	(41)	—	(41)	(123)	—	(123)
Adjusted EBITDA (non-GAAP)	$27,582	$18,110	$9,472	$70,520	$49,652	$20,868
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $9,376 and $6,122 of depreciation expense, $1,403 and $1,405 of lease intangible amortization, and $106 and $62 of amortization for lease incentives in the three months ended September 30, 2016 and 2015, respectively.
Depreciation and amortization expense includes $25,307 and $16,774 of depreciation expense, $4,557 and $5,198 of lease intangible amortization, and $225 and $182 of amortization for lease incentives in the nine months ended September 30, 2016 and 2015, respectively.

(2) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $41 and $0 for the three months ended September 30, 2016 and 2015, respectively.
Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $123 and $0 for the nine months ended September 30, 2016 and 2015, respectively.
Revenues
Total revenue in the Aviation Leasing segment increased by $10,886 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due to higher lease income and maintenance revenue driven by the acquisition and placement of aviation assets on lease. Lease income increased by $8,375 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 mainly due to an increase in (i) aircraft lease income of $6,860 primarily driven by the addition of nine aircraft on lease and (ii) engine lease income of $1,515 primarily driven by an increase in the number of engines which have generated revenue during the quarter from 25 in the three months ended September 30, 2015 to 34 in the three months ended September 30, 2016. Maintenance revenue increased by $2,136 due to an increase in the number of aircraft and engines on lease.
Total revenues in the Aviation Leasing segment increased by $22,134 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, driven by higher lease income and maintenance revenue offset by a decrease in other revenue. Lease income increased by $16,425 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 mainly due to an increase in (i) aircraft lease income of $13,229 primarily driven by the addition of nine aircraft on lease and (ii) engine lease income of $3,196 primarily driven by an increase in the number of engines which have generated revenue from 28 in the nine months ended September 30, 2015 to 40 in the nine months ended September 30, 2016. Maintenance revenue increased by $6,142 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to an increase in the number of aircraft and engines on lease. Other revenue decreased by $433 primarily due to greater security deposits and maintenance claims included in earnings in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2016.

Expenses
Total expenses in the Aviation Leasing segment increased by $2,938 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in depreciation and amortization expense offset by a decrease in operating expenses. Depreciation and amortization expense increased by $3,254 driven by additional aircraft and engines owned and on lease in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Operating expenses decreased by $316 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily the result of a decrease in repairs and maintenance expense of $574, offset by increases in servicer expense of $188, and other operating expense of $70.
Total expenses in the Aviation Leasing segment increased by $9,485 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to an increase in depreciation and amortization expense and an increase in operating expenses. Depreciation and amortization expense increased by $8,533 driven by additional aircraft and engines owned and on lease in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Operating expenses increased by $952 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily the result of increases in professional fee expenses of $474, servicer expense of $312, and shipping and storage fees of $166.
Other Income
Total other income in the Aviation Leasing segment decreased by $1,671 in the three months ended September 30, 2016 and increased by $757 in the nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, driven by the gain on sale of assets which are opportunistic in nature.
Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $16,564 and $40,016 in the three and nine months ended September 30, 2016, respectively, increasing by $6,043 and $12,745 as compared to the three and nine months ended September 30, 2015, respectively, primarily driven by the changes to net income attributable to shareholders noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA in the Aviation Leasing segment was $27,582 and $70,520 in the three and nine months ended September 30, 2016, respectively, increasing by $9,472 and $20,868 as compared to the three and nine months ended September 30, 2015, respectively. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three and nine months ended September 30, 2016.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of September 30, 2016:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	Off-lease(1)	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	October 2016	85%
_____________________________________________________
(1) On September 3, 2016, the vessel went off-lease, and we are actively pursuing a new charter.

The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net (Loss) Income for the Offshore Energy segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$2,561	$5,816	$(3,255)	$3,216	$18,419	$(15,203)
Finance lease income	403	418	(15)	1,212	1,247	(35)
Other revenue	5	201	(196)	5	568	(563)
Total revenues	2,969	6,435	(3,466)	4,433	20,234	(15,801)

Expenses
Operating expenses	2,408	724	1,684	8,410	1,685	6,725
Depreciation and amortization	1,669	1,489	180	4,927	4,467	460
Interest expense	934	946	(12)	2,805	2,854	(49)
Total expenses	5,011	3,159	1,852	16,142	9,006	7,136

Other income (expense)
Asset impairment	—	—	—	(7,450)	—	(7,450)
Interest income	4	115	(111)	9	368	(359)
Total other income (expense)	4	115	(111)	(7,441)	368	(7,809)
Income (loss) before income taxes	(2,038)	3,391	(5,429)	(19,150)	11,596	(30,746)
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	(2,038)	3,391	(5,429)	(19,150)	11,596	(30,746)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(131)	196	(327)	(4,289)	566	(4,855)
Net (loss) income attributable to shareholders	$(1,907)	$3,195	$(5,102)	$(14,861)	$11,030	$(25,891)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	7,450	—	7,450
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	—	—	—	(3,725)	—	(3,725)
Adjusted Net (Loss) Income	$(1,907)	$3,195	$(5,102)	$(11,136)	$11,030	$(22,166)
________________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of asset impairment charges of $3,725 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(1,907)	$3,195	$(5,102)	$(14,861)	$11,030	$(25,891)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	7,450	—	7,450
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,669	1,489	180	4,927	4,467	460
Add: Interest expense	934	946	(12)	2,805	2,854	(49)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(91)	(86)	(5)	(3,992)	(259)	(3,733)
Adjusted EBITDA (non-GAAP)	$605	$5,544	$(4,939)	$(3,671)	$18,092	$(21,763)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2016 and 2015: (i) depreciation expense of $62 and $57 and (ii) interest expense of $29 and $29, respectively.
Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2016 and 2015: (i) depreciation expense of $183 and $169, (ii) interest expense of $84 and $90, and (iii) asset impairment charges of $3,725 and $0, respectively.
Revenues
Total revenues in the Offshore Energy segment decreased by $3,466 and $15,801 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively, primarily driven by lower lease income. In 2016, the offshore construction support vessel was subject to short term lease arrangements, as compared to 2015 when the vessel was on hire under a long term arrangement that terminated in the second half of 2015. In February 2016, the long term lease arrangement for the ROV support vessel was terminated resulting in lower lease income from short term lease arrangements for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015.
Expenses
Total expenses in the Offshore Energy segment increased by $1,852 and $7,136 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. Total expenses in the Offshore Energy segment primarily include term loan financing, depreciation and amortization expense, interest expense and operating expenses.
During the three months ended September 30, 2016, depreciation expense was $1,256 and $413 related to the construction support vessel and ROV support vessel, respectively. During the three months ended September 30, 2015, depreciation expense was $1,114 and $375 related to the construction support vessel and ROV support vessel, respectively.
For the three months ended September 30, 2016, operating expenses increased $1,684 as compared the three months ended September 30, 2015. Historically operating expenses were incurred by the bareboat charterers when the ROV support vessel and the offshore construction support vessel were on lease. In 2016, due to the short term nature of the lease arrangements, operating expenses were borne by us. The increase in operating expenses was primarily the result of (i) crew costs of $795, (ii) legal fees of $428, (iii) repairs and maintenance of $198, (iv) management fees of $91 and (v) other operating expenses of $172 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

During the nine months ended September 30, 2016, depreciation expense was $3,704 and $1,223 related to the construction support vessel and ROV support vessel, respectively. During the nine months ended September 30, 2015, depreciation expense was $3,343 and $1,124 related to the construction support vessel and ROV support vessel, respectively.
For the nine months ended September 30, 2016, operating expenses increased $6,725 as compared the nine months ended September 30, 2015. Historically operating expenses were incurred by the bareboat charterers when the ROV support vessel and the offshore construction support vessel were on lease. In 2016, due to the short term nature of the lease arrangements, operating expenses were borne by us. The increase in operating expenses was primarily the result of (i) crew costs of $2,425, (ii) legal fees of $1,549, (iii) mobilization and costs for spare parts of $826, (iv) repairs and maintenance of $754, (v) management fees of $336 and (vi) other operating expenses of $835 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Other Income (Expense)
Total other income in the Offshore Energy segment decreased by $111 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to a decrease in interest income and fees earned related to the loan made to our third party partner in the MT6015 joint venture.
Total other income in the Offshore Energy segment decreased by $7,809 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to an asset impairment charge of $7,450. In July 2016, the shipbuilder delivered a notice of termination of the shipbuilding contract for MT6015 resulting in the impairment of the investment in the nine months ended September 30, 2016.
Adjusted Net (Loss) Income
Adjusted Net Loss was $1,907 and $11,136 in three and nine months ended September 30, 2016, respectively, increasing by $5,102 and $22,166 as compared to the three and nine months ended September 30, 2015, respectively. This increase was due to the changes described above offset by the asset impairment charge of $7,450, which is added back in the determination of Adjusted Net Loss, less the portion shared with our non-controlling interest holder, in the nine months ended September 30, 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $4,939 and $21,763 in three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively, due to a decrease in net income attributable to shareholders of $5,102 and $25,891 as noted above. This was offset by the asset impairment charge of $7,450, which was shared with the non-controlling interest holder in the nine months ended September 30, 2016, and an increase in depreciation and amortization expense of $180 and $460 related to the offshore construction vessel in three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively.

Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture, interests in approximately 83,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of September 30, 2016:

Shipping Containers Assets
Number	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
Portfolio #1 83,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~9 Years	Direct Finance Lease/Operating Lease	5 Customers	51%

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net (Loss) Income for the Shipping Containers segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$—	$1,726	$(1,726)	$1,112	$5,496	$(4,384)
Other revenue	25	25	—	75	75	—
Total revenues	25	1,751	(1,726)	1,187	5,571	(4,384)

Expenses
Operating expenses	1	128	(127)	43	298	(255)
Interest expense	—	591	(591)	410	1,858	(1,448)
Total expenses	1	719	(718)	453	2,156	(1,703)

Other expense
Equity in losses of unconsolidated entities	(1,161)	(9,584)	8,423	(1,335)	(7,118)	5,783
Gain on sale of finance leases, net	—	—	—	304	—	304
Other expense	—	(5)	5	(2)	(14)	12
Total other expense	(1,161)	(9,589)	8,428	(1,033)	(7,132)	6,099
Loss before income taxes	(1,137)	(8,557)	7,420	(299)	(3,717)	3,418
Provision for income taxes	(41)	(164)	123	(54)	(129)	75
Net loss attributable to shareholders	$(1,096)	$(8,393)	$7,297	$(245)	$(3,588)	$3,343
Add: Provision for income taxes	(41)	(164)	123	(54)	(129)	75
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	5	(5)	3	14	(11)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities (1)	(1,207)	924	(2,131)	(1,444)	3,390	(4,834)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	1,161	9,584	(8,423)	1,335	7,118	(5,783)
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net (Loss) Income	$(1,183)	$1,956	$(3,139)	$(405)	$6,805	$(7,210)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities for the three months ended September 30, 2016 and 2015 includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for $0 and $10,508 of asset impairment charges, respectively.
Pro-rata share of Adjusted Net Income from unconsolidated entities for the nine months ended September 30, 2016 and 2015 includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for $0 and $10,508 of asset impairment charges, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(1,096)	$(8,393)	$7,297	$(245)	$(3,588)	$3,343
Add: Provision for income taxes	(41)	(164)	123	(54)	(129)	75
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	5	(5)	3	14	(11)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	591	(591)	410	1,858	(1,448)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(287)	1,646	(1,933)	1,873	5,562	(3,689)
Less: Equity in earnings of unconsolidated entities	1,161	9,584	(8,423)	1,335	7,118	(5,783)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(263)	$3,269	$(3,532)	$3,322	$10,835	$(7,513)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended September 30, 2016 and 2015: (i) net income (loss) of $(1,208) and $(9,635), (ii) interest expense of $270 and $474, (iii) depreciation and amortization expense of $651 and $299, and (iv) asset impairment charges of $0 and $10,508, respectively.
The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the nine months ended September 30, 2016 and 2015: (i) net income (loss) of $(1,475) and $(7,278), (ii) interest expense of $931 and $1,422, (iii) depreciation and amortization expense of $2,417 and $910, and (iv) asset impairment charges of $0 and $10,508, respectively.
Revenues
Total revenues in the Shipping Containers segment decreased by $1,726 and $4,384 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. The decrease is primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses in the Shipping Containers segment decreased by $718 and $1,703 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. This was driven by a decrease in interest expense of $591 and $1,448 in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, due to lower principal balances on the term loans, along with the termination of the term loan in conjunction with the sale of the shipping containers. Additionally, the sale of the 42,000 shipping containers resulted in a decrease in operating expense of $127 and $255 in the three and nine months ended September 30, 2016, respectively.
Other Expense
Total other expense in the Shipping Containers segment decreased $8,428 and $6,099 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. This was primarily due to a decrease in losses of unconsolidated entities from our shipping container joint venture of $8,423 and $5,783 in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, due to an impairment recognized by the shipping container joint venture in September 2015. Offsetting this decrease was a gain on sale of direct finance leases of $304 from the sale of 42,000 shipping containers during the first quarter of 2016.

Adjusted Net (Loss) Income
Adjusted Net Income decreased by $3,139 and $7,210 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively, primarily due to decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted Net Loss from unconsolidated entities due to the impairment recognized by the shipping container joint venture in September 2015.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(263) and $3,322 in the three and nine months ended September 30, 2016, decreasing by $3,532 and $7,513 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively, due to the decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted EBITDA from unconsolidated entities due to the impairment recognized by the shipping container joint venture in September 2015.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$—	$1,030	$(1,030)	$—	$3,850	$(3,850)
Terminal services revenues	4,255	3,202	1,053	11,271	10,401	870
Total revenues	4,255	4,232	23	11,271	14,251	(2,980)

Expenses
Operating expenses	6,796	8,599	(1,803)	16,182	24,773	(8,591)
Acquisition and transaction expenses	109	—	109	400	—	400
Depreciation and amortization	3,920	3,469	451	11,589	10,238	1,351
Interest expense	4,016	2,988	1,028	11,804	9,094	2,710
Total expenses	14,841	15,056	(215)	39,975	44,105	(4,130)

Other income (expense)
Loss on extinguishment of debt	—	—	—	(1,579)	—	(1,579)
Interest income (expense)	196	41	155	69	83	(14)
Other income (expense)	485	20	465	585	20	565
Total other income (expense)	681	61	620	(925)	103	(1,028)
Loss before income taxes	(9,905)	(10,763)	858	(29,629)	(29,751)	122
Provision for income taxes	20	4	16	55	53	2
Net loss	(9,925)	(10,767)	842	(29,684)	(29,804)	120
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,241)	(4,454)	213	(12,522)	(12,653)	131
Net loss attributable to shareholders	$(5,684)	$(6,313)	$629	$(17,162)	$(17,151)	$(11)
Add: Provision for income taxes	20	4	16	55	53	2
Add: Equity-based compensation expense	—	903	(903)	(4,168)	2,675	(6,843)
Add: Acquisition and transaction expenses	109	—	109	400	—	400
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	3	(3)	(52)	(280)	228
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Loss(1)	(164)	(359)	195	853	(1,015)	1,868
Adjusted Net Loss	$(5,719)	$(5,762)	$43	$(18,495)	$(15,718)	$(2,777)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the three months ended September 30, 2016 and 2015: (i) equity-based compensation of $0 and $357, (ii) provision for income tax of $8 and $1, and (iii) acquisition and transaction expenses of $156 and $0 less (iv) cash tax payments of $0 and $(1), respectively.

Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the nine months ended September 30, 2016 and 2015: (i) equity-based compensation of $(1,627) and $1,064, (ii) provision for income tax of $22 and $21, (iii) acquisition and transaction expenses of $156 and $0, and (iv) loss on extinguishment of debt of $616 and $0 less (v) cash tax payments of $20 and $70, respectively.
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net loss attributable to shareholders	$(5,684)	$(6,313)	$629	$(17,162)	$(17,151)	$(11)
Add: Provision for income taxes	20	4	16	55	53	2
Add: Equity-based compensation expense	—	903	(903)	(4,168)	2,675	(6,843)
Add: Acquisition and transaction expenses	109	—	109	400	—	400
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,920	3,469	451	11,589	10,238	1,351
Add: Interest expense	4,016	2,988	1,028	11,804	9,094	2,710
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(3,160)	(2,878)	(282)	(8,043)	(8,682)	639
Adjusted EBITDA (non-GAAP)	$(779)	$(1,827)	$1,048	$(3,946)	$(3,773)	$(173)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2016 and 2015: (i) equity-based compensation of $0 and $357, (ii) provision for income taxes of $8 and $1, (iii) interest expense of $1,466 and $1,150, (iv) acquisition and transaction expenses of $156 and $0, and (v) depreciation and amortization expense of $1,530 and $1,370, respectively.
Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2016 and 2015: (i) equity-based compensation of $(1,627) and $1,064, (ii) provision for income taxes of $22 and $21, (iii) interest expense of $4,353 and $3,525, (iv) loss on extinguishment of debt of $616 and $0, (v) acquisition and transaction expenses of $156 and $0, and (vi) depreciation and amortization expense of $4,523 and $4,072, respectively.
Revenues
Total revenues in the Jefferson Terminal segment increased by $23 and decreased by $2,980 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. The decreases were primarily due to a decrease in lease income as rail cars were off-lease during the three and nine months ended September 30, 2016. Terminal services revenue increased by $1,053 and $870 in the three and nine months ended September 30, 2016, respectively, due to higher tank lease revenue due to new lease contracts and the realization of deferred revenue during the third quarter of 2016.
Expenses
Total expenses in the Jefferson Terminal segment decreased by $215 and $4,130 in the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively.
For the three months ended September 30, 2016, expenses decreased $215 compared to the three months ended September 30, 2015 primarily due to a decrease of $1,803 in operating expenses driven by a (i) lower equity-based compensation expense of $903, (ii) a decrease in professional fees of $443, (iii) a decrease in lease expense of $240 and (iv) a decrease in facility operations expense of $850 primarily due to lower volume, offset by an increase property tax expense of $707 due to additional property, plant and equipment placed into service. Additionally, the decrease in operating expenses was offset by an increase of $109 in acquisition and transaction costs, $451 of depreciation and amortization due to property, plant and equipment placed into service and $1,028 of interest expense driven by the Series 2016 bonds issued in March 2016.

For the nine months ended September 30, 2016, expenses decreased $4,130 compared to the nine months ended September 30, 2015 primarily due to a decrease of $8,591 in operating expenses, driven by lower equity-based compensation expense of $6,844, a decrease of $3,260 in facility operations expense primarily due to lower volume, $1,052 in professional fees and $168 in lease expense. The above decreases were offset by an increase in environmental cleanup costs of $1,457, property tax expense of $900 due to additional property, plant and equipment placed into service and maintenance expense of $927 due to repair on certain assets. The decrease in operating expenses was offset by an increase of $400 in acquisition and transaction costs, $1,351 of depreciation and amortization expense due to property, plant and equipment placed into service and $2,710 of interest expense driven by the 2016 bonds issued in March 2016.
Adjusted Net Loss
Adjusted Net Loss was $5,719 and $18,495 in the three and nine months ended September 30, 2016, respectively, decreasing by $43 and increasing $2,777 as compared to the three and nine months ended September 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, the change in each respective period was driven by the decrease in equity-based compensation of $903 and $6,843 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. This was offset by acquisition and transaction expenses incurred related to the creation of a joint venture during 2016, lower non-controlling share of adjusted net income and a loss on extinguishment of debt in comparison to the prior year periods.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(779) and $(3,946) in the three and nine months ended September 30, 2016, increasing by $1,048 and decreasing $173 as compared to the three and nine months ended September 30, 2015, respectively.
For the three months ended September 30, 2016, adjusted EBITDA increased by $1,048 as compared to the three months ended September 30, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by a decrease in equity-based compensation of $903, offset by acquisition and transaction expenses incurred related to the creation of a joint venture during 2016, increases in depreciation and amortization expense, and increases in interest expense driven by the Series 2016 bonds issued in March 2016.
For the nine months ended September 30, 2016, adjusted EBITDA decreased by $173 as compared to the nine months ended September 30, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by a decrease in equity-based compensation of $6,843, offset by the increase in a loss on extinguishment of debt, depreciation and amortization, interest expense, and non-controlling share of Adjusted Net Income for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Railroad Segment
The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Loss for the Railroad segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$7,401	$6,641	$760	$23,107	$18,488	$4,619
Total revenues	7,401	6,641	760	23,107	18,488	4,619

Expenses
Operating expenses	6,514	7,220	(706)	21,004	21,519	(515)
Depreciation and amortization	411	468	(57)	1,471	1,396	75
Interest expense	182	143	39	536	434	102
Total expenses	7,107	7,831	(724)	23,011	23,349	(338)

Other income
Gain on sale of equipment, net	40	72	(32)	286	79	207
Total other income	40	72	(32)	286	79	207
Income (loss) before income taxes	334	(1,118)	1,452	382	(4,782)	5,164
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	334	(1,118)	1,452	382	(4,782)	5,164
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	14	(54)	68	11	(166)	177
Net income (loss) attributable to shareholders	$320	$(1,064)	$1,384	$371	$(4,616)	$4,987
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	28	191	(163)	350	995	(645)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(6)	(11)	5	(19)	(35)	16
Adjusted Net Income (Loss)	$342	$(884)	$1,226	$702	$(3,656)	$4,358
______________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of equity-based compensation of $6 and $11, respectively, for the three months ended September 30, 2016 and September 30, 2015.
Non-controlling share of Adjusted Net Income (Loss) is comprised of equity-based compensation of $19 and $35, respectively, for the nine months ended September 30, 2016 and September 30, 2015.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net income (loss) attributable to shareholders	$320	$(1,064)	$1,384	$371	$(4,616)	$4,987
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	28	191	(163)	350	995	(645)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	411	468	(57)	1,471	1,396	75
Add: Interest expense	182	143	39	536	434	102
Add: Principal collections on direct finance leases	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—		—
Less: Non-controlling share of Adjusted EBITDA (1)	(59)	(40)	(19)	(128)	(100)	(28)
Adjusted EBITDA (non-GAAP)	$882	$(302)	$1,184	$2,600	$(1,891)	$4,491
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2016 and 2015: (i) equity-based compensation of $6 and $11, (ii) interest expense of $15 and $6, and (iii) depreciation and amortization expense of $38 and $23, respectively.
Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2016 and 2015: (i) equity-based compensation of $19 and $35, (ii) interest expense of $29 and $15, and (iii) depreciation and amortization expense of $80 and $50, respectively.
Revenues
Total revenues in the Railroad segment increased by $760 and $4,619, in the three and nine months ended September 30, 2016, respectively, due to higher traffic and expanded service offerings to customers. The increase primarily consists of (i) $648 and $3,053 in freight transportation revenue and (ii) $213 and $817 in car hire income in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively. Additionally, switching and other rail service revenue decreased by $101 in the three ended September 30, 2016 as compared to the three months ended September 30, 2015, and increased by $749 in the nine months ended September 30, 2016 as compared to the same period in 2015.
Expenses
Total expenses in the Railroad segment decreased by $724 and $338 in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively.
The three month decrease of $724 primarily consists of $706 in operating expense, $57 in depreciation expense related to property, plant and equipment, offset by an increase in interest expense by $39 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad. The decrease in operating expenses was driven by decreases in (i) professional fees of $229, (ii) environmental expenses of $113, and (iii) facility operations due to the realization of tax credits of $504, offset by increases in other operating expenses of $140 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
The nine month decrease of $338 primarily consists of $515 in operating expense, offset by an increase of $75 in depreciation expense related to property, plant and equipment, and interest expense by $102 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad. The decrease in operating expenses was driven by decreases in (i) professional fees of $641, (ii) bad debt expenses of $117, and (iii) insurance expense of $189 offset by an increase in compensation and benefits of $301, and other operating expenses of $131 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Adjusted Net Income
Adjusted Net Income increased by $1,226 and $4,358 in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted Net Loss was impacted by lower equity-based compensation expense of $163 and $645 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $882 and $2,600 in the three and nine months ended September 30, 2016, increasing by $1,184 and $4,491 as compared to the three and nine months ended September 30, 2015, respectively. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by lower equity-based compensation expense of $163 and $645 and increase in interest expense of $39 and $102, in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Lease income	16	—	16	16	—	16
Total revenues	16	—	16	16	—	16

Expenses
Operating expenses	417	—	417	423	—	423
General and administrative	3,205	2,568	637	9,154	4,905	4,249
Acquisition and transaction expenses	1,579	2,206	(627)	4,222	4,172	50
Management fees and incentive allocation to affiliate	4,146	4,606	(460)	12,725	10,505	2,220
Interest expense	284	—	284	284	—	284
Total expenses	9,631	9,380	251	26,808	19,582	7,226
Loss before income taxes	(9,615)	(9,380)	(235)	(26,792)	(19,582)	(7,210)
Provision for income taxes	4	2	2	6	2	4
Net loss	(9,619)	(9,382)	(237)	(26,798)	(19,584)	(7,214)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	(72)	(6)	(66)	(78)	(4)	(74)
Net loss attributable to shareholders	$(9,547)	$(9,376)	$(171)	$(26,720)	$(19,580)	$(7,140)
Add: Provision for income taxes	4	2	2	6	2	4
Add: Equity-based compensation expense	—	—	—	—	24	(24)
Add: Acquisition and transaction expenses	1,579	2,206	(627)	4,222	4,172	50
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	(4)	—	(4)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(7,964)	$(7,168)	$(796)	$(22,496)	$(15,382)	$(7,114)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
	(in thousands)
Net loss attributable to shareholders	$(9,547)	$(9,376)	$(171)	$(26,720)	$(19,580)	$(7,140)
Add: Provision for income taxes	4	2	2	6	2	4
Add: Equity-based compensation expense	—	—	—	—	24	(24)
Add: Acquisition and transaction expenses	1,579	2,206	(627)	4,222	4,172	50
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	284	—	284	284	—	284
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA(1)	(28)	—	(28)	(28)	—	(28)
Adjusted EBITDA	$(7,708)	$(7,168)	$(540)	$(22,236)	$(15,382)	$(6,854)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2016 and 2015: (i) interest expense of $28 and $0.
Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2016 and 2015: (i) interest expense of $28 and $0.
Revenues
For the three months ended September 30, 2016, we had $16 of lease income as a result of an in-place lease agreement acquired with the purchase of Repauno.
Expenses
Total expenses increased by $251 and $7,226 in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively.
For the three months ended September 30, 2016, the increase primarily consists of higher: (i) operating expenses of $417 due to compensation and benefits, and property taxes incurred in connection with the purchase of Repauno, (ii) general and administrative expenses of $637, including $283 of reimbursement expenses to our manager and $343 of professional fees, and (iii) interest expense of $284 related to the payment obligation to the non-controlling interest as part of the Repauno purchase as compared to the three months ended September 30, 2015. The increase in expenses was offset by a decrease in management fees of $460 as a result of our lower average equity and a decrease in acquisition and transaction expenses for abandoned transaction opportunities of $627, as compared to the three months ended September 30, 2015.
For the nine months ended September 30, 2016, the increase primarily consists of higher (i) general and administrative expenses of $4,249, including $3,041 of reimbursement expenses to our manager, $776 of general corporate costs required for a stand-alone public company including insurance and $172 of director fees, (ii) management fees of $2,220 attributable to new agreements put in place subsequent to our IPO, (iii) operating expenses of $423 due to compensation and benefits, and property taxes incurred in connection with the purchase of Repauno, and (iv) interest expense of $284 related to the payment obligation to the non-controlling interest as part of the Repauno purchase.

Adjusted Net Loss
Adjusted Net Loss was $7,964 and $22,496 in the three and nine months ended September 30, 2016, increasing by $796 and $7,114, as compared to the three and nine months ended September 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss adjusted by acquisition and transaction expenses, incurred for potential acquisition opportunities, which were lower for the three months ended September 30, 2016 and higher for the nine months ended September 30, 2016, as compared to three and nine months ended September 30, 2015, respectively.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(7,708) and $(22,236) in the three and nine months ended September 30, 2016, decreasing by $540 and $6,854 as compared to the three and nine months ended September 30, 2015, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was affected by acquisition and transaction expenses, incurred for potential acquisition opportunities, which were lower for the three months ended September 30, 2016 and higher for the nine months ended September 30, 2016, as compared to three and nine months ended September 30, 2015, respectively. Additionally, we incurred interest expense of $284 in the three and nine months ended September 30, 2016, as compared to three and nine months ended September 30, 2015, as a result of interest expense related to the obligation payable to the non-controlling interest as part of the Repauno purchase.
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
Subsequent Events
On November 1, 2016, the Company’s Board of Directors declared a cash dividend on its common stock of $0.33 per share for the quarter ended September 30, 2016, payable on November 30, 2016 to the holders of record on November 18, 2016.

Liquidity and Capital Resources
Our principal uses of liquidity have been (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the nine months ended September 30, 2016 and 2015, cash used for the purpose of making investments was $177,323 and $238,213, respectively.

•
In nine months ended September 30, 2016 and 2015, distributions to shareholders, including cash dividends were $75,017 and $56,275, respectively, and distributions to non-controlling interest were $0 and $309, respectively.

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

•
During the nine months ended September 30, 2016 and 2015, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $28,874 and $51,409, respectively.

•
During the nine months ended September 30, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $10,800. We made total principal repayments of $157,603. primarily relating to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1, and Container Loan #2. During nine months ended September 30, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $19,764.

•
During the nine months ended September 30, 2016 and 2015, we received $462 and $3,081 in cash distributions from our unconsolidated investees, respectively, of which $30 and $160 was included in cash flows from operating activities, respectively.

•	During the nine months ended September 30, 2016 and 2015, proceeds from the sale of assets were $87,030 and $9,253, respectively.

•
During the nine months ended September 30, 2016 and 2015, capital contributions from shareholders were $0 and $295,879, respectively, and capital contributions from non-controlling interests were $7,433 and $34,787, respectively.

•	During the nine months ended September 30, 2015, proceeds from the issuance of common stock were $351,059, net of issuance costs of $2,998
Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. Our board of directors takes this and other factors into account as part of any decision to pay a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.
The Company is currently evaluating several potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. However, as of the date of this filing, none of these pipeline transactions or negotiations are definitive or included within the planned liquidity needs of the Company. We cannot assure you if or when any such transaction will be consummated or the terms of any such transaction.
On May 3, 2016, the Company’s Board of Directors also authorized the repurchase of up to $50 million of the Company’s common shares over the next 12 months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 or effect one or more tender offers to facilitate purchases of its shares under this authorization. The share repurchase program may be suspended or discontinued at any time.
Historical Cash Flow
Comparison of the nine months ended September 30, 2016 and September 30, 2015
The following table compares the historical cash flow for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$15,662	$26,870
Net cash used in investing activities	(88,004)	(203,712)
Net cash (used in) provided by financing activities	(111,487)	603,016
Net cash provided by operating activities was $15,662 in the nine months ended September 30, 2016 as compared to $26,870 in the nine months ended September 30, 2015, representing an $11,208 decrease. Net loss of $34,779 in the nine months ended September 30, 2016, compared to a loss of $19,384 in the nine months ended September 30, 2015, a decrease of $15,395 was the primary driver of the decrease in net cash provided by operating activities for the period. The decrease was offset by non-cash adjustments to reconcile net income which include an increase of (i) $7,450 relating to an asset impairment, (ii) $10,419 relating to depreciation and amortization, and (iii) $1,579 loss on extinguishment of debt, offset by a decrease due to equity based compensation of $7,512, equity in losses from unconsolidated entities of $5,783 and gain on sale of equipment of $1,270 as compared to 2015.
Net cash used in investing activities was $88,004 and $203,712 in the nine months ended September 30, 2016 and 2015, respectively, representing a $115,708 decrease. Cash used in investing activities decreased due to cash received for the sale of two finance leases, resulting in proceeds of $71,000, and cash proceeds received related to the sale of leasing equipment of $6,905, as well as decreases in cash paid for property, plant and equipment of $40,614, leasing equipment and related lease intangibles of $24,295 and the investment in the note receivable of $7,710 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Offsetting these decreases was an increase in cash used for purchase deposits of aircraft and aircraft engines of $9,975, an investment in an unconsolidated entity of $1,754, a decrease principal collections on finance leases of $15,006, and a decrease in capital distributions of $2,489 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Net cash used in financing activities was $111,487 in the nine months ended September 30, 2016 as compared to cash provided by financing activities of $603,016 in nine months ended September 30, 2015, representing a $714,503 decrease. Such decrease was attributable to (i) a decrease in cash proceeds received due to the issuance of common shares net of issuance costs paid of $351,059, (ii) a decrease in capital contributions from shareholders of $295,879, and (iii) a decrease in capital contributions from non-controlling interests of $27,354. In addition to these decreases, cash outflows increased in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to repayment of debt, net of proceeds from borrowings of $27,381, cash dividends paid of $63,659, offset by a decrease in distributions to shareholders of $44,917 and a net increase in maintenance deposits of $8,699.
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

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Net Cash Provided by Operating Activities	$15,662	$26,870
Add: Principal Collections on Finance Leases	2,406	17,412
Add: Proceeds from sale of assets (1)	87,530	9,253
Add: Return of Capital Distributions from Unconsolidated Entities	432	2,921
Less: Required Payments on Debt Obligations (2)	(52,105)	(19,764)
Less: Capital Distributions to Non-Controlling Interest	—	(309)
Exclude: Changes in Working Capital	2,370	1,632
Funds Available for Distribution (FAD)	$56,295	$38,015
_____________________________________________________
(1) Proceeds from sale of assets includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the nine months ended September 30, 2016.
(2) Required payments on debt obligations excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement and $6,748 repayment under the CMQR Credit Agreement in the nine months ended September 30, 2016, which were voluntary refinancing as repayment of these amounts were not required at this time.
Limitations
FAD is subject to a number of limitations and assumptions and there can be no assurance that the Company will generate FAD sufficient to meet its intended dividends. FAD has material limitations as a liquidity measure of the Company because such measure excludes items that are required elements of the Company’s net cash provided by operating activities as described below. FAD should not be considered in isolation nor as a substitute for analysis of the Company’s results of operations under GAAP, and it is not the only metric that should be considered in evaluating the Company’s ability to meet its stated dividend policy. Specifically:

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
The Company was in compliance with all debt covenants as of September 30, 2016.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of September 30, 2016, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of September 30, 2016.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Note payable to non-controlling interest	$2,352	$572	$403	$403	$403	$571	$—
FTAI Pride Credit Agreement	62,500	1,563	6,250	6,250	48,437	—	—
CMQR Credit Agreement	13,625	—	—	13,625	—	—	—
Jefferson Bonds Payable	188,390	—	1,425	1,545	1,670	146,010	37,740
Total principal payments on loans and bonds payable	266,867	2,135	8,078	21,823	50,510	146,581	37,740

Total estimated interest payments (1)	83,786	7,102	17,719	17,133	15,735	4,517	21,580

Obligation to third-party (Repauno)	6,500	—	1,000	5,500	—	—	—

Operating lease obligations	100,505	1,670	6,259	5,652	5,227	4,556	77,141
Capital lease obligations	901	52	194	194	194	178	89
	101,406	1,722	6,453	5,846	5,421	4,734	77,230
Total contractual obligations	$458,559	$10,959	$33,250	$50,302	$71,666	$155,832	$136,550

(1) Estimated interest payments based on rates as of September 30, 2016.
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
As of September 30, 2016, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $740 and $(589), respectively, over the next 12 months before the impact of interest rate derivatives.
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
The business of acquiring transportation and transportation-related infrastructure assets is highly competitive. Market competition for opportunities includes traditional transportation and infrastructure companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds and other private investors, including Fortress-related entities. Some of these competitors may have access to greater amounts of capital and/or to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have certain advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Strong competition for investment opportunities could result in fewer such opportunities for us, as certain of these competitors have established and are establishing investment vehicles that target the same types of assets that we intend to purchase.
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
It is impossible to predict whether third parties will allege liability related to our purchase of the Montreal, Maine and Atlantic Railway (“MM&A”) assets out of bankruptcy, including possible claims related to the July 6, 2013 train derailment near Lac-Mégantic, Quebec.
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of September 30, 2016 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Demand for assets in the Offshore Energy segment and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile (and have declined significantly in the last nine months) and are affected by numerous factors beyond the Company’s control, such as: worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
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
Our Repauno site is subject to environmental laws and regulations that may expose us to significant costs and liabilities.
Our Repauno site is subject to on-going environmental investigation and remediation by the former owner of the property related to historic industrial operations. The former owner is responsible for completion of this work, and we benefit from a related indemnity and insurance policy. If the former owner fails to fulfill its investigation and remediation, or indemnity obligations and the related insurance, which are subject to limits and conditions, fail to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such areas of the property. Therefore, any delay in the former owner’s completion of the environmental work or receipt of related approvals in an area of the property could delay our redevelopment activities. In addition, once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs. Moreover, new, stricter environmental laws, regulations or enforcement policies, including those imposed in response to climate change, could be implemented that significantly increase our compliance costs, or require us to adopt more costly methods of operation. If we are not able to transform Repauno into a hub for industrial development in a timely manner, its future prospects could be materially and adversely affected, which may have a material adverse effect on our business, operating results and financial condition.
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
Our officers and other individuals who perform services for us (other than Jefferson and CMQR employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive allocations distributed to the General Partner and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
Our Management Agreement, the Partnership Agreement and our operating agreement were negotiated prior to our IPO and among affiliated parties, and their terms, including fees payable, may not be as favorable to us as if they had been negotiated after our IPO with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. Fortress had approximately $70.1 billion of assets under management as of September 30, 2016.
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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
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
Our directors have approved a broad asset acquisition strategy for our Manager and do not approve each acquisition we make at the direction of our Manager. In addition, we may change our strategy without a shareholder vote, which may result in our acquiring assets that are different, riskier or less profitable than our current assets.
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
Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s shareholders or partners for any acts or omissions by our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, except liability to the Company, our shareholders, directors, officers and employees and persons controlling us, by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We will, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.
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
Although we currently intend to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, pursuant to the Partnership Agreement, the General Partner will be entitled to receive incentive allocations before any amounts are distributed by the Company based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively.
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
November 3, 2016

By:	/s/ Scott Christopher
Scott Christopher
Interim Chief Financial Officer and Chief Accounting Officer
November 3, 2016

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