Form 10-K
period 2016-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2017-02-24
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One) ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016 OR

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting common equity of Fortress Transportation and Infrastructure Investors LLC held by non-affiliates as of the close of business as of June 30, 2016 was $684 million.
There were 75,757,175 common shares representing limited liability company interests outstanding at February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2017 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal control over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•	effects of the pending merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.
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
Pursuant to a management agreement, we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). Fortress is a leading global investment management firm with approximately $70 billion of assets under management as of December 31, 2016, which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. On February 14, 2017, Fortress announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of SoftBank Group Corp. (“SoftBank”), pursuant to which Fortress will become a wholly owned subsidiary of the SoftBank affiliate (the “Merger”). In connection with the Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us.
We own and acquire high quality infrastructure and equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation. Our existing mix of assets provides significant cash flows as well as organic growth potential through identified projects. In addition, we believe that there are a large number of acquisition opportunities in our target sectors and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2016, we had total consolidated assets of $1.5 billion and total equity of $1.2 billion.
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

The charts below illustrate our existing assets, and our equity deployed in acquiring these assets separated by reporting segment as of December 31, 2016:
Note:

•
Corporate segment includes deployed assets of $45.4 million and deployed equity of $39.1 million related to the purchase of Repauno Delaware Port (“Repauno”) and excludes total investable cash from the Corporate segment.

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
Management Agreement
In May 2015, in connection with the Company’s initial public offering (“IPO”), the Company entered into a new management agreement with the Manager (the “Management Agreement”), an affiliate of Fortress, pursuant to which the Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto.
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
Infrastructure
Jefferson Terminal
In August 2014, we and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal, a Texas-based group of companies developing crude oil and refined products logistics assets. As of December 31, 2016, our equity interest in Jefferson is approximately 60%, and other affiliates of Fortress own an additional approximately 20%.
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
Jefferson Terminal operates a light oil unloading track (the “Light System”), which has the capacity to handle up to two unit trains (240 cars) per day of light, free-flowing crude, and the heavy oil unloading track (the “Heavy System”), which has the capacity to unload up to one unit train (120 cars) per day of heavy crude or bitumen requiring heating. In addition, Jefferson Terminal has two truck unloading bays, capable of handling approximately 50 trucks, each carrying 170 barrels, per day. In aggregate, including rail and truck handling, Jefferson Terminal has a total unloading capacity of 230,000 barrels per day, and storage tanks with capacity to hold approximately 700,000 barrels. Today, crude oil is brought into the Terminal by rail or truck and then either held in storage, or loaded directly onto a barge for transportation to one of the local refineries or larger storage hubs. We also have the ability to unload or load directly from or to an ocean-going vessel (up to Aframax size), which allows our customers to export crude oil. We are currently developing direct pipeline connections to local refineries, which will provide them with a lower cost of transportation to and from the Terminal.
In addition to Jefferson Terminal, Jefferson owns several other energy and transportation-related assets, including 300 tank railcars; a gas processing and condensate stabilization plant; pipeline rights-of-way; and an additional private marine terminal property that can be developed to load refined petroleum products onto barges. These assets represent additional opportunities to generate stable, recurring cash flow and can be developed in the future to take advantage of the growing demand for crude oil transportation and processing assets. Over the next twelve months, we expect to invest equity capital to fund working capital needs and future construction as new contracts, which may require additional infrastructure, are executed.
Furthermore, in 2016, Jefferson Gulf Coast Energy Partners, a subsidiary of the Company, formed a joint venture to construct and operate an ethanol distribution hub at the Jefferson Terminal. The ethanol hub will have direct access to multiple transportation options including Aframax vessels for export, inland and coastwise barges, trucks, and unit trains with direct mainline service from the Union Pacific, BNSF and KCS railroads. Phase I development will leverage existing infrastructure at Jefferson Terminal, and is expected to include approximately 500,000 barrels of storage, with expansion potential for up to 1,000,000 barrels. Construction of Phase I is currently expected to be completed in the second half of 2017.
CMQR
In the second quarter of 2014, we acquired via a bankruptcy proceeding certain assets and assumed certain liabilities of the Montreal, Maine & Atlantic Railroad ("MM&A"). Subsequent to the purchase, MM&A was renamed the Central Maine & Quebec Railroad ("CMQR").
CMQR is a 480-mile Class III railroad that runs from Montreal to the east coast of Maine, primarily transporting pulp and paper, construction products and chemicals. The CMQR offers the most direct route from ports in Montreal and on the east coast of the United States to manufacturers and other customers in Maine and Quebec. We believe that CMQR represents an investment in critical infrastructure with a captive customer base at an attractive valuation and significant growth potential. Following the acquisition close in June 2014, we put in place a new management team composed of a number of former RailAmerica, Inc. executives, including John Giles, the former CEO of RailAmerica, Inc.

Leasing Equipment
Aviation
In our Aviation Leasing segment, we own and manage 92 aviation assets, including 26 aircraft and 66 commercial jet engines.
As of December 31, 2016, 24 of our commercial aircraft and 46 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 85% utilized as of December 31, 2016, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 31 months, and our jet engines currently on-lease have an average remaining lease term of 12 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2016	3	15	18
Purchases	4	5	9
Sales	—	(1)	(1)
Assets at December 31, 2016	7	19	26

Jet Engines
Assets at January 1, 2016	18	24	42
Purchases	20	8	28
Sales	—	(4)	(4)
Assets at December 31, 2016	38	28	66
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
The construction support vessel is a 2014-built subsea construction support vessel for the SURF (subsea, umbilicals, risers, and flowlines), IMR, and Pipelay markets. The construction support vessel was built at Davie Shipyard in Quebec, Canada and is designed to provide a range of services including flexible and small-diameter rigid pipelay, cable lay, saturation diving, ROV support, well intervention, top hole drilling and subsea installation. Our construction support vessel has advanced dynamic positioning (DP-3) systems, a 250-ton subsea crane, a moon pool, 2,000 square meters of open deck space and 100-person accommodation. The construction support vessel is approximately 40% levered as of December 31, 2016.
 Our ROV support vessel is a 2011-built DP-2, 6,000 bhp ROV support vessel that is used in the offshore oil and gas industry. The ROV support vessel was built by Jaya Holdings at their yard in Batam, Indonesia and is designed to provide construction support services including ROV support, dive support, accommodation and subsea and platform lifts. The ROV support vessel has accommodation for 120 personnel, a moon pool, a 50-ton crane, and can carry up to three ROVs. The ROV support vessel was subject to a bareboat charter through October 2016 with a local Malaysian operator, who in turn leased the vessel to major oil companies in that region. We own 85% of the vessel. The ROV support vessel is currently unlevered.

The chart below describes the assets in our Offshore Energy segment as of December 31, 2016:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel	Off-lease(1)	100%
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel	Off-lease(2)	85%
_____________________________________________________
(1) On September 3, 2016, the vessel went off-lease, and we are actively pursuing a new charter.
(2) On October 30, 2016, the vessel went off-lease, and we are actively pursuing a new charter.
Intermodal Transport
We own, through a joint venture, a 51% interest in a portfolio of approximately 76,000 maritime shipping containers, including both dry and refrigerated units. The containers in this portfolio are subject to operating leases with a large Asian shipping line and finance leases with four other container shipping lines. As of December 31, 2016, approximately 67,000 containers were on lease with the remaining average lease term of approximately one year.
The chart below describes the assets in our Shipping Containers segment as of December 31, 2016:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
76,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~9 Years	Direct Finance Lease/Operating Lease	5 Customers	51%
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
Customers
Our customers consist of global operators of transportation and infrastructure networks, including airlines, offshore energy service providers and major shipping lines. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the transportation and infrastructure sector. Given our limited operating history, a substantial portion of our revenue has historically been derived from a small number of customers. For the years ended December 31, 2016 and 2015, we earned approximately 10% and 21%, respectively, of our revenue from our largest customers. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to release assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
We compete with other market participants on the basis of industry knowledge, availability of capital, and deal structuring experience and flexibility, among other things. We believe our Manager’s experience in the transportation and the transportation-related infrastructure industry and our access to capital, in addition to our focus on diverse asset classes and customers, provides a competitive advantage versus competitors that maintain a single sector focus.
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

Employees
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors, and as a result, we have no employees other than 30 individuals employed by Jefferson, 131 individuals employed by CMQR, of which 75 CMQR employees are covered under a collective bargaining agreement, one individual employed by the Offshore Energy segment and two individuals employed by Repauno. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of our Manager are not a party to any collective bargaining agreement. In addition, our Manager expects to utilize third party contractors to perform services and functions related to the operation and leasing of our assets such as aircraft, jet engines and shipping containers. These functions may include billing, collections, recovery and asset monitoring.
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
One or more of our officers and directors have responsibilities and commitments to entities other than us. In addition, we do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging in business activities of the types conducted by us for their own account. However, our code of business conduct and ethics prohibits, subject to the terms of our organizational documents, the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. In other words, this means that our Manager and its members, managers, officers and employees may pursue acquisition opportunities in transportation and transportation-related infrastructure assets, and that we may acquire or dispose of transportation or transportation-related infrastructure assets in which such persons have a personal interest, subject to pre-approval by the independent members of our board of directors in certain circumstances. In the event of a violation of this code of business of conduct and ethics that does not constitute bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties, neither or Manager nor its members, managers, officers or employees will be liable to us. See “Risk Factors-Risks Related to Our Manager-There are conflicts of interest in our relationship with our Manager.”
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

Geographic Information
Please refer to Note 15 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2016 and 2015, as well as a report, by geographic area for each segment, of our total property, plant and equipment and equipment held for lease as of December 31, 2016 and 2015.
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
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our common shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our common shares. However, these categories do overlap and should not be considered exclusive.
Risks Related to Our Business
Uncertainty relating to macroeconomic conditions may reduce the demand for our assets, result in non-performance of contracts by our lessees or charterers, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. More recently, excess supply in oil and gas markets has put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In particular, the significant decline in oil prices during 2016 has resulted in lower offshore exploration and production budgets worldwide, with industry experts predicting that offshore exploration and production spending will decrease by approximately 8% in 2017, as compared to 2016. These conditions have resulted in significant contraction, de-leveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
The fair market values of our assets may decrease or increase depending on a number of factors, including the prevailing level of charter or lease rates from time to time, general economic and market conditions affecting our target markets, type and age of assets, supply and demand for assets, competition, new governmental or other regulations and technological advances, all of which could impact our profitability and our ability to lease, charter, develop, operate, or sell such assets. In addition, our assets depreciate as they age and may generate lower revenues and cash flows. We must be able to replace such older, depreciated assets with newer assets, or our ability to maintain or increase our revenues and cash flows will decline. In addition, if we dispose of an asset for a price that is less than the depreciated book value of the asset on our balance sheet or if we determine that an asset’s value has been impaired, we will recognize a related charge in our consolidated statement of operations and such charge could be material.

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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of December 31, 2016 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Demand for assets in the Offshore Energy segment and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile (and have declined significantly in the last year) and are affected by numerous factors beyond the Company’s control, such as: worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
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
On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the Merger will not have an impact on us or our relationship with the Manager.
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
Recently enacted legislation regarding U.S. federal income tax liability arising from IRS audits could adversely affect our shareholders.
For taxable years beginning on or after January 1, 2018, we will be liable for U.S. federal income tax liability arising from an IRS audit, unless certain alternative methods are available and we elect to use them. Under the new rules, it is possible that certain shareholders or we may be liable for taxes attributable to adjustments to our taxable income with respect to tax years that closed before such shareholders owned our shares. Accordingly, this new legislation may adversely affect certain shareholders in certain cases. This differs from the existing rules, which generally provide that tax adjustments only affect the persons who were shareholders in the tax year in which the item was reported on our tax return. The changes created by the new legislation are uncertain and in many respects depend on the promulgation of future regulations or other guidance by the U.S. Treasury Department or the IRS.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Florida, Ireland, and Dubai. Our Railroad operating segment owns approximately 480 miles of rail lines, related corridor, and railyards in Maine, Vermont, Quebec, Canada, as well as leases 56 miles of rail lines, approximately 8,500 square feet of office space and approximately 20 acres of railroad facilities in Maine. Our Jefferson Terminal operating segment leases approximately 200 acres of property for its terminal facilities and leases approximately 9,300 square feet of office space in Texas and 300 square feet in Canada. In 2016, we acquired Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern. We are redeveloping the asset to be a multi-purpose, multi-modal deepwater port. Our Offshore operating segment leases a small office in Singapore. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NYSE under the symbol “FTAI” on May 15, 2015, the date of the IPO. The following table sets forth, for the periods indicated during the year ended 2016, the high and low sale price per common share as reported by the NYSE and the dividends per share we declared with respect to the periods indicated.

	2016			2015
	High	Low	Dividends Declared (1)	High	Low	Dividends Declared (1)
First Quarter	$11.54	$8.65	$0.33	N/A	N/A	N/A
Second Quarter	$11.00	$8.92	$0.33	$19.2	$15.85	$0.15
Third Quarter	$12.69	$8.95	$0.33	$18.9	$11.83	$0.33
Fourth Quarter	$13.95	$11.35	$0.33	$15.27	$9.15	$0.33
______________________________________________________________________________________
(1) Represents amounts our board of directors declared as dividends based on earnings and liquidity with respect to the specified periods. The actual declaration dates occurred in the following quarter.
Although we currently intend to continue to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time and no assurances can be given that any future dividends will be paid or, if paid, as to the amounts or timing. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant.
On February 23, 2017, our Board of Directors declared a cash dividend on our common shares of $0.33 per share for the quarter ended December 31, 2016, payable on March 20, 2017 to the holders of record on March 10, 2017.
On December 31, 2016, the closing sale price for our common shares, as reported on the NYSE, was $13.30. As of February 23, 2017, there were approximately eight record holders of our common shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with the IPO, the Company established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2016, the Incentive Plan provides for the issuance of up to 30,000,000 shares.
The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2016.

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
______________________________________________________________________________________
(1) Excludes securities reflected in column “Number of securities to be issued upon exercise of outstanding options, warrants, and rights.”

Performance Graph
The following graph compares the cumulative total return for our shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P Mid Cap 400, Dow Jones US Transportation Services, and Alerian Index. The graph assumes an investment of $100 in the Company's shares on May 14, 2015 and in each of the indices on April 30, 2015, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among Fortress Transportation & Infrastructure Investors LLC, the S&P Midcap 400 Index,
the Dow Jones US Transportation Services Index, and Alerian Index

$120
$100
$80
$60
$40
$20
$0
5/14/15
6/15
8/15
10/15
12/15
2/16
4/16
6/16
8/16
10/16
12/16
Fortress Transportation & Infrastructure Investors LLC
S&P Midcap 400
Dow Jones US Transportation Services
Alerian Index

*$100 invested on 5/14/15 in stock or 4/30/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

(in whole dollars)	Period Ending
Index	5/15/15	12/31/15	12/31/16
Fortress Transportation & Infrastructure Investors LLC	$100.00	$68.91	$91.78
S&P Midcap 400	$100.00	$94.29	$113.85
Dow Jones US Transportation Services	$100.00	$74.79	$94.62
Alerian Index	$100.00	$69.93	$85.87
Item 6. Selected Financial Data
The selected historical financial information set forth below as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited historical consolidated financial statements.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands except share and per share data)
Revenues
Equipment leasing revenues
Lease income	$69,736	$64,883	$27,681	$9,284	$126
Maintenance revenue	28,697	17,286	5,964	2,242	2,255
Finance lease income	2,723	8,747	10,013	7,781	94
Other revenue	793	1,827	326	223	1,014
Total equipment leasing revenues	101,949	92,743	43,984	19,530	3,489
Infrastructure revenues
Lease income	32	4,620	1,325	—	—
Rail revenues	30,837	25,550	9,969	—	—
Terminal services revenues	15,902	13,655	2,652	—	—
Total infrastructure revenues	46,771	43,825	13,946	—	—
Total revenues	148,720	136,568	57,930	19,530	3,489

Expenses
Operating expenses	66,169	68,793	27,223	3,157	2,451
General and administrative	12,314	7,568	2,007	805	569
Acquisition and transaction expenses	6,316	5,683	11,450	260	—
Management fees and incentive allocation to affiliate	16,742	15,018	5,463	2,211	520
Depreciation and amortization	60,210	45,308	15,998	3,909	887
Interest expense	18,957	19,311	5,872	2,816	30
Total expenses	180,708	161,681	68,013	13,158	4,457

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(5,992)	(6,956)	6,093	10,325	3,162
Gain on sale of equipment, net	5,941	3,419	7,576	2,415	—
Loss on extinguishment of debt	(1,579)	—	—	—	—
Asset impairment	(7,450)	—	—	—	—
Gain on sale of unconsolidated entity	—	—	—	6,144	—
Interest income	136	579	186	23
Other income	602	26	20	—	—
Total other (expense) income	(8,342)	(2,932)	13,875	18,907	3,162
(Loss) income before income taxes	(40,330)	(28,045)	3,792	25,279	2,194
Provision for income taxes	268	586	874	—	—
Net (loss) income	(40,598)	(28,631)	2,918	25,279	2,194
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(20,534)	(16,805)	(4,862)	458	—
Net (loss) income attributable to shareholders	(20,064)	(11,826)	7,780	24,821	2,194

(Loss) Earnings per Share:
Basic	$(0.26)	$(0.18)	$0.15	$0.46	$0.04
Diluted	$(0.26)	$(0.18)	$0.15	$0.46	$0.04
Weighted Average Shares Outstanding:
Basic	75,738,698	67,039,439	53,502,873	53,502,873	53,502,873
Diluted	75,738,698	67,039,439	53,502,873	53,502,873	53,502,873
Dividends declared per share of common stock	$1.32	$0.48	$—	$—	$—

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands except share and per share data)
Balance Sheet data:
Total Assets	$1,547,312	$1,644,805	$1,399,821	$278,031	$170,016
Debt, net	259,512	266,221	587,948	72,772	55,433
Total Liabilities	381,632	354,119	686,324	82,147	58,001
Total Equity	1,165,680	1,290,686	713,497	195,884	112,015

Cash Flow data:
Net cash provided by (used in):
Operating activities	$30,903	$23,528	$(31,551)	$11,913	$(2,021)
Investing activities	(213,098)	(239,921)	(571,416)	(87,765)	(149,554)
Financing activities	(131,453)	575,971	617,856	78,964	154,599

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Fortress Transportation and Infrastructure Investors LLC (the “Company”). The Company’s MD&A should be read in conjunction with its consolidated financial statements and the accompanying notes, and with Part I, Item 1A, “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of December 31, 2016, we had total consolidated assets of $1.5 billion and total equity of $1.2 billion.
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
On May 20, 2015, we completed an IPO of 20 million common shares at a price to the public of $17.00 per share. On June 15, 2015, the underwriters exercised their overallotment option, pursuant to which we issued an additional 2.2 million shares to such underwriters at the IPO price.
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following five reportable segments: Aviation Leasing, Offshore Energy, Shipping Containers, all of which are within Equipment Leasing Business, and Jefferson Terminal and Railroad, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses, management fees and the recent purchase of the Repauno for a cash purchase price of $24 million, which consisted primarily of land, a storage cavern, and riparian rights.
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

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following table presents our consolidated results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Income (Loss) for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$69,736	$64,883	$4,853
Maintenance revenue	28,697	17,286	11,411
Finance lease income	2,723	8,747	(6,024)
Other revenue	793	1,827	(1,034)
Total equipment leasing revenues	101,949	92,743	9,206
Infrastructure revenues
Lease income	32	4,620	(4,588)
Rail revenues	30,837	25,550	5,287
Terminal services revenues	15,902	13,655	2,247
Total infrastructure revenues	46,771	43,825	2,946
Total revenues	148,720	136,568	12,152

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Expenses
Operating expenses	66,169	68,793	(2,624)
General and administrative	12,314	7,568	4,746
Acquisition and transaction expenses	6,316	5,683	633
Management fees and incentive allocation to affiliate	16,742	15,018	1,724
Depreciation and amortization	60,210	45,308	14,902
Interest expense	18,957	19,311	(354)
Total expenses	180,708	161,681	19,027

Other expense
Equity in losses of unconsolidated entities	(5,992)	(6,956)	964
Gain on sale of equipment and finance leases, net	5,941	3,419	2,522
Loss on extinguishment of debt	(1,579)	—	(1,579)
Asset impairment	(7,450)	—	(7,450)
Interest income	136	579	(443)
Other income	602	26	576
Total other expense	(8,342)	(2,932)	(5,410)
Loss before income taxes	(40,330)	(28,045)	(12,285)
Provision for income taxes	268	586	(318)
Net loss	(40,598)	(28,631)	(11,967)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(20,534)	(16,805)	(3,729)
Net loss attributable to shareholders	$(20,064)	$(11,826)	$(8,238)
Add: Provision for income taxes	268	586	(318)
Add: Equity-based compensation expense (income)	(3,672)	4,662	(8,334)
Add: Acquisition and transaction expenses	6,316	5,683	633
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	3	14	(11)
Add: Asset impairment charges	7,450	—	7,450
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	(2,905)	3,552	(6,457)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(654)	(507)	(147)
Less: Equity in losses of unconsolidated entities	5,992	6,956	(964)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	(2,945)	(1,333)	(1,612)
Adjusted Net (Loss) Income	$(8,632)	$7,787	$(16,419)
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities for the years ended December 31, 2016 and 2015 includes the Company’s proportionate share of the unconsolidated entities’ asset impairment charges of $3,068 and $10,508, respectively.
(2) Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the years ended December 31, 2016 and 2015: (i) equity-based compensation of $(1,561) and $1,387, (ii) provision for income tax of $29 and $16, (iii) loss on extinguishment of debt of $616 and $0, (iv) asset impairment charges of $3,725 and $0, (v) transaction and acquisition expense of $156 and $0 less (vi) cash tax payments of $20 and $70, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(20,064)	$(11,826)	$(8,238)
Add: Provision for income taxes	268	586	(318)
Add: Equity-based compensation expense (income)	(3,672)	4,662	(8,334)
Add: Acquisition and transaction expenses	6,316	5,683	633
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	3	14	(11)
Add: Asset impairment charges	7,450	—	7,450
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (3)	65,656	52,324	13,332
Add: Interest expense	18,957	19,311	(354)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	1,196	6,987	(5,791)
Less: Equity in losses of unconsolidated entities	5,992	6,956	(964)
Less: Non-controlling share of Adjusted EBITDA (5)	(14,653)	(12,075)	(2,578)
Adjusted EBITDA (non-GAAP)	$69,028	$72,622	$(3,594)
________________________________________________________
(3) Depreciation and amortization expense includes $60,210 and $45,308 of depreciation and amortization expense, $4,979 and $6,774 of lease intangible amortization, and $467 and $242 of amortization for lease incentives in the year ended December 31, 2016 and 2015, respectively.

(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the year ended December 31, 2016 and 2015: (i) net income (loss) of $(6,161) and $(7,165), (ii) interest expense of $1,323 and $1,778, (iii) depreciation and amortization expense of $2,966 and $1,866, and (iv) asset impairment charges of $3,068 and $10,508, respectively.

(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the year ended December 31, 2016 and 2015: (i) equity based compensation of $(1,561) and $1,387, (ii) provision for income taxes of $29 and $16, (iii) interest expense of $5,124 and $4,926, (iv) depreciation and amortization expense of $6,564 and $5,746, (v) loss on extinguishment of debt of $616 and $0, (vi) asset impairment charge of $3,725 and $0, and (vii) transaction and acquisition expense of $156 and $0, respectively.
Revenues
For the year ended December 31, 2016 total revenues increased by $12,152 compared to the year ended December 31, 2015 driven mainly by higher revenues in the Aviation and Railroad segments offset by lower revenues in the Offshore Energy, Shipping Containers and Jefferson Terminal segments.
In Equipment Leasing, lease income increased by $4,853 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 driven by an increase in assets on lease in the Aviation Leasing segment. The Offshore Energy segment offset the increase in the lease income as certain vessels were off hire, subject to short term lease arrangements and due to lower lease rates as a result of unfavorable market conditions. Maintenance revenue increased by $11,411 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 as we increased the number of aircraft and engines subject to leases with maintenance arrangements. Our increase in lease income and maintenance revenues were offset by a $6,024 decrease in finance income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances. Additionally, other revenues decreased by $1,034 mainly as a result of declining market conditions in the Offshore Energy segment as we continue to seek favorable leases.
In Infrastructure, rail revenues increased by $5,287 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to an increase in traffic and expanded service offerings by our Railroad segment. The Jefferson Terminal segment had an increase in terminal service revenue of $2,247 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a higher tank lease revenue as a result of new lease contracts. The aforementioned increases were offset by a decrease in lease income of $4,588 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to the expiration of the railcar lease arrangement in the second half of 2015.

Expenses
For the year ended December 31, 2016, total expenses increased by $19,027 compared to the year ended December 31, 2015 mainly due to increases in general and administrative expenses and depreciation and amortization, which were offset by a decrease in operating expenses and interest expense.
General and administrative expenses increased by $4,746 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 attributable to the higher reimbursements to our Manager, pursuant to new agreements put in place subsequent to our IPO in May of 2015.
Depreciation and amortization increased by $14,902 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal segment.
Operating expenses decreased by $2,624 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a decrease in (i) stock compensation of $8,311 and (ii) facility operations of $5,211 primarily in the Jefferson Terminal segment due to lower volumes. Offsetting the decrease were higher (i) operating taxes of $1,776 primarily due to additional property, plant and equipment placed into service in the Jefferson Terminal segment, (ii) higher operating expenses of $7,065 primarily in to the Offshore Energy segment since, due to the short term nature of the lease arrangements operating expenses are borne by us, (iii) environmental cleanup costs of $578 in the Jefferson Terminal segment net of insurance reimbursements (iv) professional fees of $673 primarily in Offshore Energy and Aviation, (v) compensation and benefits of $796, and (vi) incurred expenses from our growing business units, including Repauno.
Interest expense decreased by $354 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily driven by Shipping Containers due to lower principal balances on the term loans, along with the termination of the term loan in conjunction with the sale of the shipping containers during the first quarter of 2016. The decrease was offset by the Dock and Wharf Facility Revenue Bonds, Series 2016 (the “Series 2016 Bonds”) issued in March 2016.
Other Expenses
Total other expenses increased by $5,410 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to an asset impairment charge of $7,450 as we determined not to proceed with the purchase of the MT6015 Vessel (Note 2 of our consolidated financial statements). Additionally, we recognized a $1,579 loss on extinguishment of debt due to an early repayment of debt in the Jefferson Terminal segment. The aforementioned increases in other expenses were offset by a $964 decrease in losses of unconsolidated entities primarily related to a shipping container joint venture in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a higher asset impairment charge recorded by the shipping container joint venture during 2015. The increases in other expenses were additionally offset by higher gains on sale of aviation equipment and finance leases of $2,522 in the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Net Loss
Net loss attributable to shareholders increased by $8,238 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 driven primarily by the changes discussed above.
Adjusted Net (Loss) Income
Adjusted net income decreased by $16,419 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, in addition to the changes in revenue, expenses and other expenses noted above, the decrease in the period was driven by a decrease in (i) equity based compensation of $8,334, (ii) pro-rata share of Adjusted Net Income of $6,457, (iii) losses of unconsolidated entities of $964, and (iv) non-controlling share of Adjusted Net income of $1,612. The decrease was offset by an increase in in asset impairment charges of $7,450 and losses from the extinguishment of debt of $1,579.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $69,028 for the year ended December 31, 2016 decreasing by $3,594 as compared to the year ended December 31, 2015. In addition to the changes in revenue, expenses and other losses noted above, which resulted in a net loss attributable to shareholders, the change was primarily due to (i) the pro-rata share of Adjusted EBITDA from unconsolidated entities, (ii) lower equity-based compensation and (iii) lower non-controlling share of Adjusted EBITDA, and (iv) equity in earnings of unconsolidated entities.
The change was offset by depreciation and amortization expense from additional assets acquired and placed into service, and interest expense on borrowings executed in the first quarter of 2016. Additionally, for the year ended December 31, 2016, there was an increase in the asset impairment changes and losses from the extinguishment of debt.

Aviation Leasing Segment
As of December 31, 2016, in our Aviation Leasing segment, we own and manage 92 aviation assets, including 26 aircraft and 66 commercial jet engines.
As of December 31, 2016, 24 of our commercial aircraft and 46 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 85% utilized as of December 31, 2016, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 31 months, and our jet engines currently on-lease have an average remaining lease term of 12 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2016	3	15	18
Purchases	4	5	9
Sales	—	(1)	(1)
Assets at December 31, 2016	7	19	26

Jet Engines
Assets at January 1, 2016	18	24	42
Purchases	20	8	28
Sales	—	(4)	(4)
Assets at December 31, 2016	38	28	66

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$66,024	$42,924	$23,100
Maintenance revenue	28,697	17,286	11,411
Other revenue	687	1,120	(433)
Total revenues	95,408	61,330	34,078

Expenses
Operating expenses	4,609	2,820	1,789
Acquisition and transaction expenses	80	—	80
Depreciation and amortization	36,369	23,549	12,820
Total expenses	41,058	26,369	14,689

Other income
Gain on sale of equipment, net	5,214	3,053	2,161
Interest income	142	11	131
Total other income	5,356	3,064	2,292
Income before income taxes	59,706	38,025	21,681
Provision for income taxes	267	668	(401)
Net income	59,439	37,357	22,082
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	435	21	414
Net income attributable to shareholders	$59,004	$37,336	$21,668
Add: Provision for income taxes	267	668	(401)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	80	—	80
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(583)	(227)	(356)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$58,768	$37,777	$20,991

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net income attributable to shareholders	$59,004	$37,336	$21,668
Add: Provision for income taxes	267	668	(401)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	80	—	80
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	41,816	30,565	11,251
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA(2)	(164)	(21)	(143)
Adjusted EBITDA (non-GAAP)	$101,003	$68,548	$32,455
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $36,369 and $23,549 of depreciation expense, $4,979 and $6,774 of lease intangible amortization, and $468 and $242 of amortization for lease incentives in the year ended December 31, 2016 and 2015, respectively.
(2) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $164 and $21 for the year ended December 31, 2016 and 2015, respectively.
Revenues
Total revenues in the Aviation Leasing segment increased by $34,078 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, driven by higher lease income and maintenance revenue offset by a decrease in other revenue. Lease income increased by $23,100 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 mainly due to an increase in (i) aircraft lease income of $18,081 primarily driven by the addition of nine aircraft on lease and (ii) engine lease income of $5,019 primarily driven by an increase in the number of engines which have generated revenue from 32 in the year ended December 31, 2015 to 50 in the year ended December 31, 2016. Maintenance revenue increased by $11,411 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to an increase in the number of aircraft and engines on lease. Other revenue decreased by $433 primarily due to greater security deposits included in earnings in the year ended December 31, 2015, as compared to the year ended December 31, 2016.
Expenses
Total expenses in the Aviation Leasing segment increased by $14,689 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to an increase in depreciation and amortization expense and an increase in operating expenses. Depreciation and amortization expense increased by $12,820 driven by additional aircraft and engines owned and on lease in the year ended December 31, 2016 as compared to the year ended December 31, 2015. Operating expenses increased by $1,789 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily the result of increases in professional fee expenses of $812, servicer expense of $376, and shipping and storage fees of $320, due to growth and expansion of the Aviation Leasing segment.
Other Income
Total other income in the Aviation Leasing segment increased by $2,292 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, driven by the gain on sale of assets.
Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $58,768 in the year ended December 31, 2016 increasing by $20,991 as compared to the year ended December 31, 2015 primarily driven by the changes to net income attributable to shareholders noted above, adjusted for the provision for income taxes and cash payments for income taxes.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA in the Aviation Leasing segment was $101,003 for the year ended December 31, 2016 increasing by $32,455 as compared to the year ended December 31, 2015. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the year ended December 31, 2016, offset by a decrease in the provision for income tax and an increase in the non-controlling interest share of Adjusted EBITDA.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of December 31, 2016:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel	Off-lease(1)	100%
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel	Off-lease(2)	85%
_____________________________________________________
(1) On September 3, 2016, the vessel went off-lease, and we are actively pursuing a new charter.
(2) On October 30, 2016, the vessel went off-lease, and we are actively pursuing a new charter.

The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net (Loss) Income for the Offshore Energy segment for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$3,712	$21,959	$(18,247)
Finance lease income	1,610	1,665	(55)
Other revenue	6	607	(601)
Total revenues	5,328	24,231	(18,903)

Expenses
Operating expenses	11,014	4,650	6,364
Depreciation and amortization	6,411	5,967	444
Interest expense	3,747	3,794	(47)
Total expenses	21,172	14,411	6,761

Other (expense) income
Asset impairment	(7,450)	—	(7,450)
Interest income	13	483	(470)
Total other (expense) income	(7,437)	483	(7,920)
(Loss) income before income taxes	(23,281)	10,303	(33,584)
Provision for income taxes	—	—	—
Net (loss) income	(23,281)	10,303	(33,584)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(4,368)	676	(5,044)
Net (loss) income attributable to shareholders	$(18,913)	$9,627	$(28,540)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	7,450	—	7,450
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(3,725)	—	(3,725)
Adjusted Net (Loss) Income	$(15,188)	$9,627	$(24,815)
________________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of asset impairment charges of $3,725 and $0 for the years ended December 31, 2016 and 2015, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three and year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net (loss) income attributable to shareholders	$(18,913)	$9,627	$(28,540)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	7,450	—	7,450
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	6,411	5,967	444
Add: Interest expense	3,747	3,794	(47)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(4,084)	(345)	(3,739)
Adjusted EBITDA (non-GAAP)	$(5,389)	$19,043	$(24,432)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2016 and 2015: (i) depreciation expense of $245 and $225, (ii) interest expense of $114 and $120, and (iii) asset impairment charges of $3,725 and $0, respectively.
Revenues
Total revenues in the Offshore Energy segment decreased by $18,903 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily driven by lower lease income. In 2016, the offshore construction support vessel was subject to short term lease arrangements, as compared to 2015 when the vessel was on hire under a long term arrangement that terminated in the second half of 2015. In February 2016, the long term lease arrangement for the ROV support vessel was terminated resulting in lower lease income from short term lease arrangements for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Expenses
Total expenses in the Offshore Energy segment increased by $6,761 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, respectively. Total expenses for the offshore construction support vessel included interest expense on term loan financing, depreciation and amortization expense, and operating expenses.
During the year ended December 31, 2016, there was $4,776 and $1,635 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the year ended December 31, 2015, there was $4,468 and $1,499 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.
During the year ended December 31, 2016, there was $3,634 and $113 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively. During the year ended December 31, 2015, there was $3,674 and $120 of interest expense related to financing for the construction support vessel and ROV support vessel, respectively.
For the year ended December 31, 2016, operating expenses increased $6,364 as compared to the year ended December 31, 2015. Historically, operating expenses were incurred by the bareboat charterers when the ROV support vessel and the offshore construction support vessel were on lease. In 2016, due to the short term nature of the lease arrangements, operating expenses were borne by us. The increase in operating expenses was the result of increased (i) crew costs of $2,308, (ii) legal fees of $1,863, (iii) mobilization and costs for spare parts of $1,216, (iv) management fees of $237 and (v) other operating expenses of $740 in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Other (Expense) Income
Total other income in the Offshore Energy segment decreased by $7,920 in the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to an asset impairment charge of $7,450. In July 2016, the shipbuilder delivered a notice of termination of the ship building contract for MT6015 resulting in the impairment of the investment in the year ended December 31, 2016.
Adjusted Net (Loss) Income
Adjusted Net Loss was $15,188 in the year ended December 31, 2016, a decrease of $24,815 as compared to the year ended December 31, 2015. This loss was due to the changes described above offset by the asset impairment charge of $7,450, which is added back in the determination of Adjusted Net Loss, less the portion shared with our non-controlling interest holder, in the year ended December 31, 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $24,432 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to a decrease in net income attributable to shareholders of $28,540 as noted above. This was offset by the asset impairment charge of $7,450, which was shared with the non-controlling interest holder in the year ended December 31, 2016, and an increase in depreciation and amortization expense of $444 related to the offshore construction vessel in the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture, interests in approximately 76,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of December 31, 2016:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
76,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~9 Years	Direct Finance Lease/Operating Lease	5 Customers	51%

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net (Loss) Income for the Shipping Containers segment for the year ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$1,113	$7,082	$(5,969)
Other revenue	100	100	—
Total revenues	1,213	7,182	(5,969)

Expenses
Operating expenses	43	350	(307)
Interest expense	410	2,393	(1,983)
Total expenses	453	2,743	(2,290)

Other expense
Equity in losses of unconsolidated entities	(5,974)	(6,956)	982
Gain on sale of finance leases, net	304	—	304
Other expense	—	(14)	14
Total other expense	(5,670)	(6,970)	1,300
Loss before income taxes	(4,910)	(2,531)	(2,379)
Provision for income taxes	(86)	(127)	41
Net loss attributable to shareholders	$(4,824)	$(2,404)	$(2,420)
Add: Provision for income taxes	(86)	(127)	41
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	3	14	(11)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities (1)	(2,905)	3,552	(6,457)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	5,974	6,956	(982)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net (Loss) Income	$(1,838)	$7,991	$(9,829)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities is comprised of the following for the year ended December 31, 2016 and 2015: (i) the Company’s proportionate share of the unconsolidated entities’ net income (loss) of $(6,161) and $(7,112) and (ii) interest expense of $188 and $156, adjusted for (iii) $3,068 and $10,508 of asset impairment charges, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(4,824)	$(2,404)	$(2,420)
Add: Provision for income taxes	(86)	(127)	41
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	3	14	(11)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	410	2,393	(1,983)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	1,196	6,987	(5,791)
Less: Equity in earnings of unconsolidated entities	5,974	6,956	(982)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$2,673	$13,819	$(11,146)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the year ended December 31, 2016 and 2015: (i) net income (loss) of $(6,161) and $(7,165), (ii) interest expense of $1,323 and $1,778, (iii) depreciation and amortization expense of $2,966 and $1,866, and (iv) asset impairment charges of $3,068 and $10,508, respectively.
Revenues
Total revenues in the Shipping Containers segment decreased by $5,969 in the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease is primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses in the Shipping Containers segment decreased by $2,290 in the year ended December 31, 2016 as compared to the year ended December 31, 2015. This was driven by a decrease in interest expense of $1,983 in the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to lower principal balances on the term loans, along with the termination of the term loan in conjunction with the sale of the shipping containers. Additionally, the sale of the 42,000 shipping containers resulted in a decrease in operating expense of $307 in the year ended December 31, 2016.
Other Expense
Total other expense in the Shipping Containers segment decreased $1,300 in the year ended December 31, 2016 as compared to the year ended December 31, 2015. This was primarily due to a decrease in losses of unconsolidated entities from our shipping container joint venture of $982 in the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to a larger impairment recognized by the shipping container joint venture in September 2015 as compared to the impairment charge recognized in December 2016. The change in other expenses was also impacted by a gain on sale of direct finance leases of $304 from the sale of 42,000 shipping containers during the first quarter of 2016.
Adjusted Net (Loss) Income
Adjusted Net Income decreased by $9,829 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted Net Loss from unconsolidated entities due to the impairment recognized by the shipping container joint venture in September 2015 as compared to December 2016.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $2,673 in the year ended December 31, 2016, decreasing by $11,146 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to the decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted EBITDA from unconsolidated entities due to the impairment recognized by the shipping container joint venture in September 2015 as compared to December 2016.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$—	$4,620	$(4,620)
Terminal services revenues	15,902	13,655	2,247
Total revenues	15,902	18,275	(2,373)

Expenses
Operating expenses	21,886	33,154	(11,268)
Acquisition and transaction expenses	400	—	400
Depreciation and amortization	15,500	13,897	1,603
Interest expense	13,501	12,546	955
Total expenses	51,287	59,597	(8,310)

Other (expense) income
Equity in losses of unconsolidated entities	(18)	—	(18)
Loss on sale of equipment, net	—	(199)	199
Loss on extinguishment of debt	(1,579)	—	(1,579)
Interest (expense) income	(19)	85	(104)
Other income	602	40	562
Total other expense	(1,014)	(74)	(940)
Loss before income taxes	(36,399)	(41,396)	4,997
Provision for income taxes	74	41	33
Net loss	(36,473)	(41,437)	4,964
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(16,456)	(17,376)	920
Net loss attributable to shareholders	$(20,017)	$(24,061)	$4,044
Add: Provision for income taxes	74	41	33
Add: Equity-based compensation expense	(4,051)	3,432	(7,483)
Add: Acquisition and transaction expenses	400	—	400
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(52)	(280)	228
Less: Equity in losses of unconsolidated entities	18	—	18
Less: Non-controlling share of Adjusted Net Loss(1)	800	(1,285)	2,085
Adjusted Net Loss	$(21,249)	$(22,153)	$904
______________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of the following for the year ended December 31, 2016 and 2015: (i) equity-based compensation of $(1,581) and $1,339, (ii) provision for income tax of $29 and $16, (iii) acquisition and transaction expenses of $156 and $0, and (iv) loss on extinguishment of debt of $616 and $0 less (v) cash tax payments of $20 and $70, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(20,017)	$(24,061)	$4,044
Add: Provision for income taxes	74	41	33
Add: Equity-based compensation expense	(4,051)	3,432	(7,483)
Add: Acquisition and transaction expenses	400	—	400
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	15,500	13,897	1,603
Add: Interest expense	13,501	12,546	955
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	18	—	18
Less: Non-controlling share of Adjusted EBITDA (2)	(10,184)	(11,562)	1,378
Adjusted EBITDA (non-GAAP)	$(3,180)	$(5,707)	$2,527
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the year ended December 31, 2016 and 2015: (i) equity-based compensation of $(1,581) and $1,339, (ii) provision for income taxes of $29 and $16, (iii) interest expense of $4,914 and $4,783, (iv) loss on extinguishment of debt of $616 and $0, (v) acquisition and transaction expenses of $156 and $0, and (vi) depreciation and amortization expense of $6,050 and $5,424, respectively.
Revenues
Total revenues in the Jefferson Terminal segment decreased by $2,373 in the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in lease income of $4,620 as rail cars were off-lease during the year ended December 31, 2016. Terminal services revenue increased by $2,247 in the year ended December 31, 2016, due to higher tank lease revenue of $2,709 as a result of new lease contracts, offset by decreases in unloading revenues due to lower volumes.
Expenses
Total expenses in the Jefferson Terminal segment decreased by $8,310 in the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease consists of lower operating expenses of $11,268, including lower equity-based compensation expense of $7,483, a decrease of $4,349 in facility operations expense primarily due to lower volume, $1,242 in professional fees and $163 in lease expense. The above decreases were offset by an increase in property tax expense of $1,205 due to additional property, plant and equipment placed into service during the year and maintenance expense of $1,165 due to repair on certain assets. The decrease in operating expenses was offset by an increase of $400 in acquisition and transaction costs, $1,603 of depreciation expense due to property, plant and equipment placed into service and $955 of interest expense driven by the 2016 bonds issued in March 2016.
Adjusted Net Loss
Adjusted Net Loss was $21,249 in the year ended December 31, 2016, decreased by $904 as compared to the year ended December 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, the change was driven by the decrease in equity-based compensation of $7,483 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, offset by acquisition and transaction expenses incurred related to the creation of a joint venture during 2016, and a loss on extinguishment of debt.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(3,180) in the year ended December 31, 2016, increasing $2,527 as compared to the year ended December 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by a decrease in equity-based compensation of $7,483, offset by the increase in a loss on extinguishment of debt, depreciation and amortization, and interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Railroad Segment
The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss) for the Railroad segment for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	30,837	25,550	$5,287
Total revenues	30,837	25,550	5,287

Expenses
Operating expenses	27,975	27,819	156
Depreciation and amortization	1,926	1,895	31
Interest expense	754	578	176
Total expenses	30,655	30,292	363

Other income
Gain on sale of equipment, net	423	565	(142)
Total other income	423	565	(142)
Income (loss) before income taxes	605	(4,177)	4,782
Provision for income taxes	—	—	—
Net income (loss)	605	(4,177)	4,782
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	23	(121)	144
Net income (loss) attributable to shareholders	$582	$(4,056)	$4,638
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	379	1,206	(827)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(20)	(48)	28
Adjusted Net Income (Loss)	$941	$(2,898)	$3,839
______________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of equity-based compensation of $20 and $48 for the year ended December 31, 2016 and December 31, 2015, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA for the Railroad segment for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net income (loss) attributable to shareholders	$582	$(4,056)	$4,638
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	379	1,206	(827)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,925	1,895	30
Add: Interest expense	754	578	176
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—		—
Less: Non-controlling share of Adjusted EBITDA (1)	(166)	(147)	(19)
Adjusted EBITDA (non-GAAP)	$3,474	$(524)	$3,998
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the year ended December 31, 2016 and 2015: (i) equity-based compensation of $20 and $48, (ii) interest expense of $41 and $23, and (iii) depreciation and amortization expense of $105 and $76, respectively.
Revenues
Total revenues in the Railroad segment increased by $5,287, in the year ended December 31, 2016 due to higher traffic and expanded service offerings to customers. The increase primarily consists of (i) $3,872 in freight transportation revenue and (ii) $837 in car hire income in the year ended December 31, 2016, as compared to the year ended December 31, 2015. Additionally, switching and other rail service revenue increased by $578 in the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Expenses
Total expenses in the Railroad segment increased by $363 in the year ended December 31, 2016, as compared to the year ended December 31, 2015.
The increase of $363 primarily consists of $156 in operating expense, $31 in depreciation expense related to property, plant and equipment, and interest expense of $176 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad. The increase in operating expenses was driven by an increase in compensation and benefits of $615, and other operating expenses of $593, which was offset by a decrease in (i) professional fees of $692, (ii) bad debt expenses of $143, and (iii) insurance expense of $217 offset by an increase in in the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Adjusted Net Income (Loss)
Adjusted Net Income increased by $3,839 in the year ended December 31, 2016, as compared to the year ended December 31, 2015. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted Net Income was impacted by lower equity-based compensation expense of $827 in the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $3,474 in the year ended December 31, 2016, increasing by $3,998 as compared to the year ended December 31, 2015. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by lower equity-based compensation expense of $827 and an increase in interest expense of $176, in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Lease income	32	—	32
Total revenues	32	—	32

Expenses
Operating expenses	642	—	642
General and administrative	12,314	7,568	4,746
Acquisition and transaction expenses	5,836	5,683	153
Management fees and incentive allocation to affiliate	16,742	15,018	1,724
Depreciation and amortization	4	—	4
Interest expense	545	—	545
Total expenses	36,083	28,269	7,814
Loss before income taxes	(36,051)	(28,269)	(7,782)
Provision for income taxes	13	4	9
Net loss	(36,064)	(28,273)	(7,791)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	(168)	(5)	(163)
Net loss attributable to shareholders	$(35,896)	$(28,268)	$(7,628)
Add: Provision for income taxes	13	4	9
Add: Equity-based compensation expense	—	24	(24)
Add: Acquisition and transaction expenses	5,836	5,683	153
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(19)	—	(19)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(30,066)	$(22,557)	$(7,509)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the year ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(35,896)	$(28,268)	$(7,628)
Add: Provision for income taxes	13	4	9
Add: Equity-based compensation expense	—	24	(24)
Add: Acquisition and transaction expenses	5,836	5,683	153
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	4	—	4
Add: Interest expense	545	—	545
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA(1)	(55)	—	(55)
Adjusted EBITDA	$(29,553)	$(22,557)	$(6,996)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the year ended December 31, 2016 and December 31, 2015: (i) interest expense of $55 and $0, respectively.
Revenues
For the year ended December 31, 2016, we had $32 of lease income as a result of an in-place lease agreement acquired with the purchase of Repauno.
Expenses
Total expenses increased by $7,814 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, respectively.
For the year ended December 31, 2016, the increase primarily consists of higher (i) higher general and administrative expenses of $4,746, including $3,182 of reimbursement expenses to our manager, $835 of general corporate costs required for a stand-alone public company including insurance and director fees, $585 of professional fees, $151 of director fees, (ii) management fees of $1,724 attributable to new agreements put in place subsequent to our IPO, (iii) operating expenses of $642 due to compensation and benefits, and property taxes incurred in connection with the purchase of Repauno, and (iv) interest expense of $545 related to the payment obligation to the non-controlling interest as part of the Repauno purchase.
Adjusted Net Loss
Adjusted Net Loss was $30,066 in the year ended December 31, 2016, increasing by $7,509, as compared to the year ended December 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was adjusted by acquisition and transaction expenses, incurred for potential acquisition opportunities, which were higher for the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(29,553) in the year ended December 31, 2016, decreasing by $(6,996) as compared to the year ended December 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was affected by acquisition and transaction expenses, incurred for potential acquisition opportunities, which were higher for the year ended December 31, 2016, as compared to year ended December 31, 2015. Additionally, we incurred interest expense of $545 in the year ended December 31, 2016, as compared to the year ended December 31, 2015, as a result of interest expense related to the obligation payable to the non-controlling interest as part of the Repauno purchase.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following table presents our consolidated results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2015 as compared to the year ended December 31, 2014:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$64,883	$27,681	$37,202
Maintenance revenue	17,286	5,964	11,322
Finance lease income	8,747	10,013	(1,266)
Other revenue	1,827	326	1,501
Total equipment leasing revenues	92,743	43,984	48,759
Infrastructure revenues
Lease income	4,620	1,325	3,295
Rail revenues	25,550	9,969	15,581
Terminal services revenues	13,655	2,652	11,003
Total infrastructure revenues	43,825	13,946	29,879
Total revenues	136,568	57,930	78,638

Expenses
Operating expenses	68,793	27,223	41,570
General and administrative	7,568	2,007	5,561
Acquisition and transaction expenses	5,683	11,450	(5,767)
Management fees and incentive allocation to affiliate	15,018	5,463	9,555
Depreciation and amortization	45,308	15,998	29,310
Interest expense	19,311	5,872	13,439
Total expenses	161,681	68,013	93,668

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(6,956)	6,093	(13,049)
Gain on sale of equipment, net	3,419	7,576	(4,157)
Interest income	579	186	393
Other income	26	20	6
Total other (expense) income	(2,932)	13,875	(16,807)
(Loss) income before income taxes	(28,045)	3,792	(31,837)
Provision for income taxes	586	874	(288)
Net (loss) income	(28,631)	2,918	(31,549)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(16,805)	(4,862)	(11,943)
Net (loss) income attributable to shareholders	$(11,826)	$7,780	$(19,606)
Add: Provision for income taxes	586	874	(288)
Add: Equity-based compensation expense	4,662	1,265	3,397
Add: Acquisition and transaction expenses	5,683	11,450	(5,767)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	14	25	(11)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	3,552	6,155	(2,603)

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(507)	(274)	(233)
Less: Equity in losses (earnings) of unconsolidated entities	6,956	(6,093)	13,049
Less: Non-controlling share of Adjusted Net Income (2)	(1,333)	(525)	(808)
Adjusted Net Income	$7,787	$20,657	$(12,870)
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
The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net (loss) income attributable to shareholders	$(11,826)	$7,780	$(19,606)
Add: Provision for income taxes	586	874	$(288)
Add: Equity-based compensation expense	4,662	1,265	$3,397
Add: Acquisition and transaction expenses	5,683	11,450	$(5,767)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	$—
Add: Changes in fair value of non-hedge derivative instruments	14	25	$(11)
Add: Asset impairment charges	—	—	$—
Add: Incentive allocations	—	—	$—
Add: Depreciation and amortization expense (3)	52,324	18,692	$33,632
Add: Interest expense	19,311	5,872	$13,439
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	6,987	9,669	$(2,682)
Less: Equity in losses (earnings) of unconsolidated entities	6,956	(6,093)	$13,049
Less: Non-controlling share of Adjusted EBITDA (5)	(12,075)	(2,497)	$(9,578)
Adjusted EBITDA	$72,622	$47,037	$25,585
________________________________________________________
(3) Depreciation and amortization expense includes $45,308 and $15,998 of depreciation and amortization expense, $6,774 and $2,694 of lease intangible amortization, and $242 and $0 of amortization for lease incentives for the years ended December 31, 2015 and 2014, respectively.
(4) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes adjustments for the following items for the years ended December 31, 2015 and 2014: (i) net income (loss) of $(7,165) and $5,876, (ii) interest expense of $1,778 and $2,561, (iii) depreciation and amortization expense of $1,866 and $1,232, and (iv) asset impairment charges of $10,508 and $0, respectively.
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
Adjusted EBITDA
Adjusted EBITDA increased $25,585 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition to the changes in Net (loss) income attributable to shareholders noted above of $19,606, the increase was primarily due to increases in (i) equity in losses of unconsolidated entities, (ii) depreciation and amortization expense from additional assets acquired or placed into service across all segments, (iii) interest expense on borrowings executed in the second half of 2014 and (iv) equity-based compensation expense. The increase in the year ended December 31, 2015 was offset by (i) a decrease in our pro-rata share of Adjusted EBITDA from unconsolidated entities and (ii) higher non-controlling share of Adjusted EBITDA, mainly due to Jefferson Terminal. The increase in the year ended December 31, 2015 was also offset by lower acquisition and transaction expenses, mainly due to costs to acquire Jefferson Terminal and CMQR, incurred during the year ended December 31, 2014.

Aviation Leasing Segment
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
The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Aviation Leasing segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$42,924	$14,991	$27,933
Maintenance revenue	17,286	5,964	11,322
Other revenue	1,120	3	1,117
Total revenues	61,330	20,958	40,372

Expenses
Operating expenses	2,820	1,713	1,107
Depreciation and amortization	23,549	9,445	14,104
Total expenses	26,369	11,158	15,211

Other income
Gain on sale of equipment, net	3,053	7,576	(4,523)
Interest income	11	26	(15)
Total other income	3,064	7,602	(4,538)
Income before income taxes	38,025	17,402	20,623
Provision for income taxes	668	490	178
Net income	37,357	16,912	20,445
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	21	—	21
Net Income attributable to shareholders	$37,336	$16,912	$20,424
Add: Provision for income taxes	668	490	178

	Year Ended December 31,		Change
	2015	2014
(in thousands)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(227)	(266)	39
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$37,777	$17,136	$20,641
The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Aviation Leasing segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net Income attributable to shareholders	$37,336	$16,912	$20,424
Add: Provision for income taxes	668	490	178
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	30,565	12,139	18,426
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(21)	—	(21)
Adjusted EBITDA	$68,548	$29,541	$39,007
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
Adjusted EBITDA
Adjusted EBITDA increased $39,007 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the changes in Net Income attributable to shareholders noted above and increased depreciation and amortization expense for the additional aircraft and engines owned and on-lease in the year ended December 31, 2015.
Offshore Energy Segment
In our Offshore Energy segment, we own one anchor handling tug supply (“AHTS”) vessel, one construction support vessel, and one remotely operated vehicle (“ROV”) support vessel. In addition, in the year ended December 31, 2015 we had contracted with a Norwegian shipyard to build a new inspection, maintenance, and repair (“IMR”) vessel. In the second quarter of 2016, the Company determined not to proceed with the purchase of the IMR, resulting in a termination of the shipbuilding contract in July 2016. The chart below describes the assets in our Offshore Energy segment as of December 31, 2015:

Offshore Energy Assets
Asset Type	Year Built	Description	Lease Expiration	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	November 2023	100%
Construction Support Vessel	2014	Construction support vessel with 250-ton crane, 2,000 square meter deck space, a moon pool, and accommodation for 100 personnel	Off-lease	100%
ROV Support Vessel	2011	Construction support vessel with accommodation for 120 personnel, a moon pool, and a 50-ton crane	April 2019 (1)	85%
IMR Vessel	N/A(2)	IMR vessel with 150-ton crane, 1,100 square meter deck space, a moon pool, accommodation for 90 personnel	N/A(2)	50%
______________________________________________________________________________________
(1) On February 16, 2016, the Company terminated its lease arrangement related to its ROV support vessel and is currently actively pursuing a new lessee.
(2) Not applicable due to the termination of the ship building contract in July 2016.

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
The following table sets forth a reconciliation of Net Income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Offshore Energy segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net income attributable to shareholders	$9,627	$8,983	$644
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	5,967	2,801	3,166
Add: Interest expense	3,794	1,248	2,546
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(345)	(246)	(99)
Adjusted EBITDA	$19,043	$12,786	$6,257
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
Expenses
Total expenses in the Offshore Energy segment increased by $9,308 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily from the offshore construction support vessel placed into service in September 2014. Total expenses for the offshore construction support vessel included term loan financing, depreciation and amortization expense, interest expense and operating expenses.
During the year ended December 31, 2015, there was $4,464 and $1,499 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the year ended December 31, 2014, there was $1,302 and $1,499 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.
During the year ended December 31, 2015, there was $3,673 and $120 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively. During the year ended December 31, 2014, there was $1,110 and $138 of interest expense related to financing for the construction support vessel and ROV support vessel, respectively.
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

Adjusted EBITDA
Adjusted EBITDA increased $6,257 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to changes in Net Income attributable to shareholders of $644 noted above and higher depreciation and amortization expense for the full year impact of our offshore construction vessel placed into service during 2014 and higher interest expense.
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
The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the Shipping Containers segment:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Net Income (loss) attributable to shareholders	$(2,404)	$11,266	$(13,670)
Add: Provision (benefit) for income taxes	(127)	100	(227)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	14	25	(11)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	2,393	2,840	(447)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	6,987	9,669	(2,682)
Less: Equity in losses (earnings) of unconsolidated entities	6,956	(6,093)	13,049
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$13,819	$17,807	$(3,988)
________________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the years ended December 31, 2015 and 2014: (i) net income (loss) of $(7,165) and $5,876, (ii) interest expense of $1,778 and $2,561, (iii) depreciation and amortization expense of $1,866 and $1,232, and (iv) asset impairment charges of $10,508 and $0, respectively.

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
Adjusted EBITDA
Adjusted EBITDA decreased $3,988 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to changes in Net (loss) income attributable to shareholders noted above of $13,670, primarily due to a lower pro-rata share of Adjusted EBITDA from unconsolidated entities driven by an asset impairment charge recognized by a shipping container joint venture, offset by lower equity in earnings of unconsolidated entities.

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
Expenses
Total expenses in the Jefferson Terminal segment increased by $40,693 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The acquisition of the Jefferson Terminal was finalized on August 27, 2014. Accordingly, total expenses increased primarily due to a full year impact in 2015 as compared to four months in 2014. The increase consists of higher (i) operating expenses of $24,059, including $6,622 of terminal facility expenses, $5,249 of compensation and benefit expenses, $2,295 of equity-based compensation expense, $1,589 of equipment lease expenses, $1,566 of professional fee expenses including consulting and legal services, $1,255 of maintenance expenses, $1,402 of port usage fees and $1,113 of insurance expenses; (ii) amortization expense related to acquired customer relationships of $2,358 (iii) depreciation expense of $8,776 related to tank railcars and property, plant and equipment placed into service in 2015 and (iv) interest expense of $10,994 related to term debt used to finance the purchase of Jefferson Terminal, as well as amounts outstanding on previously issued municipal bonds, in the year ended December 31, 2015 as compared to the year ended December 31, 2014. These increases were offset by $5,494 of acquisition and transaction expenses costs in the year ended 2014 related to the closing of the Jefferson Terminal acquisition that did not recur in 2015.
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
Revenues
Total Railroad segment revenues increased by $15,581 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The acquisition of CMQR was finalized by June 30, 2014. Accordingly, total Railroad Segment revenues increased primarily due to a full year impact in 2015 as compared to six months in 2014. The 2015 increase consists of higher (i) freight transportation revenue of $12,722; (ii) switching and other rail service revenue of $2,354; and (iii) other miscellaneous rail revenue of $505.
Expenses
Total expenses in the Railroad segment increased $8,366 in the year ended December 31, 2015 as compared to the year ended December 31, 2014, which was also primarily due to a full year impact in 2015 as compared to six months in 2014. The 2015 increase consists of higher (i) operating expenses of $12,715, including $5,200 of compensation and benefit expenses, $4,559 of rail facility and fuel expenses, $1,079 of equity-based compensation expense and $741 of equipment lease expenses; (ii) depreciation expense of $886 related to property, plant, and equipment; and (iii) interest expense of $391 related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad, in the year ended December 31, 2015.

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
Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for our Corporate operations:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Expenses
General and administrative	7,568	2,007	5,561
Acquisition and transaction expenses	5,683	310	5,373
Management fees and incentive allocation to affiliate	15,018	5,463	9,555
Interest expense	—	45	(45)
Total expenses	$28,269	$7,825	$20,444
Loss before income taxes	(28,269)	(7,825)	(20,444)
Provision for income taxes	4	—	4
Net loss	$(28,273)	$(7,825)	$(20,448)
Less: Loss attributable to non-controlling interest in consolidated subsidiaries	(5)	—	(5)
Net loss attributable to shareholders	$(28,268)	$(7,825)	$(20,443)
Add: Provision for income taxes	4	—	4
Add: Equity-based compensation expense	24	—	24
Add: Acquisition and transaction expenses	5,683	310	5,373
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	(1)	1
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Loss	—	—	—
Adjusted Net Loss	$(22,557)	$(7,516)	$(15,041)

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
Expenses
In Corporate, total expenses increased by $20,444 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase primarily consists of higher (i) management fees of $9,555 attributable to an increase in the weighted average capital contributed prior to the IPO as well as capital raised during the Company’s IPO, (ii) general and administrative expenses of $5,561, including $4,119 of reimbursements to our manager, $556 of professional fees primarily for audit, tax and legal services and $443 of insurance expenses; and (iii) acquisition and transaction expenses for additional investment activities of $5,373 in the year ended December 31, 2015 as compared to the year ended December 31, 2014.
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
Subsequent Events
On January 23, 2017, the Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loans will be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Term Loans currently bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to the Company’s right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on January 27, 2017 for additional detail.
On February 23, 2017, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended December 31, 2016, payable on March 20, 2017 to the holders of record on March 10, 2017.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the years ended December 31, 2016, 2015, and 2014, cash used for the purpose of making investments was $308,069, $278,433, and $622,179, respectively.

•
In years ended December 31, 2016, 2015 and 2014, distributions to shareholders, including cash dividends were $100,027, $81,260 and $75,999 respectively, and distributions to non-controlling interest were $0, $321, and $565 respectively.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our transportation infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) borrowings, (iii) distributions received from unconsolidated investees, (iv) capital contributions from our shareholders, (v) proceeds from asset sales and (vi) proceeds from the issuance of common shares.

•
During the years ended December 31, 2016, 2015, and 2014, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $48,220, $53,969 and $(16,296), respectively.

•
During the year ended December 31, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $10,800. We made total principal repayments of $160,166, primarily relating to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1, and Container Loan #2. During year ended December 31, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $23,761. During the year ended December 31, 2014, additional borrowings of $179,569 were obtained in connection with the Jefferson Terminal Facility of $100,000, the FTAI Pride Credit Agreement of $75,000, and the CMQR Credit Agreement of $10,000 and we made total principal repayments of $31,131.

•
During the years ended December 31, 2016, 2015, and 2014, we received $462, $3,937 and $17,271 in cash distributions from our unconsolidated investees, respectively, of which $30, $209 and $8,207 was included in cash flows from operating activities, respectively.

•	During the years ended December 31, 2016, 2015, and 2014 proceeds from the sale of assets were $94,375, $14,518 and $37,074, respectively.

•
During the years ended December 31, 2016, 2015, and 2014 capital contributions from shareholders were $0, $295,879, and $490,747 respectively, and capital contributions from non-controlling interests were $11,480, $37,826, and $57,841 respectively.

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
On May 3, 2016, the Company’s Board of Directors also authorized the repurchase of up to $50 million of the Company’s common shares over the succeeding 12 months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 or effect one or more tender offers to facilitate purchases of its shares under this authorization.
Historical Cash Flow
The following table compares the historical cash flow for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$30,903	$23,528	$(31,551)
Net cash used in investing activities	(213,098)	(239,921)	(571,416)
Net cash (used in) provided by financing activities	(131,453)	575,971	617,856
Comparison of the years ended December 31, 2016 and December 31, 2015
Net cash provided by operating activities was $30,903 in the year ended December 31, 2016 as compared to $23,528 in the year ended December 31, 2015, representing a $7,375 increase. Net loss was $40,598 for the year ended December 31, 2016, compared $28,631 for the year ended December 31, 2015, a decrease of $11,967. The decrease was offset by non-cash adjustments to reconcile net income which include an increase of (i) $7,450 relating to an asset impairment, (ii) $14,902 relating to depreciation and amortization, and (iii) $1,579 loss on extinguishment of debt, offset by a decrease in equity based compensation of $8,334, equity in losses from unconsolidated entities of $964 and gain on sale of equipment of $2,522 as compared to 2015. The decrease was further offset by the changes in in accounts payable, other liabilities, accounts receivable and other assets due to the continued expansion of operations across all business segments,
Net cash used in investing activities was $213,098 and $239,921 in the year ended December 31, 2016 and 2015, respectively, representing a $26,823 decrease. Cash used in investing activities decreased due to cash received for the sale of two finance leases, resulting in proceeds of $71,000, a decrease in cash paid for property, plant and equipment of $38,657, and the investment in the note receivable of $11,803 in the year ended December 31, 2016 as compared to the year ended December 31, 2015. Offsetting these decreases was an increase in cash used for the acquisition of leasing equipment of $35,550, cash used for purchase deposits of aircraft and aircraft engines of $13,681, and investments of $28,784, as well as a decrease principal collections on finance leases of $17,779 in the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Net cash used in financing activities was $131,453 in the year ended December 31, 2016 as compared to cash provided by financing activities of $575,971 in year ended December 31, 2015, representing a $707,424 decrease. Such decrease was attributable to (i) a decrease in cash proceeds received due to the issuance of common shares net of issuance costs paid of $351,059, (ii) a decrease in capital contributions from shareholders of $295,879, and (iii) a decrease in capital contributions from non-controlling interests of $26,346. In addition to these decreases, cash outflows increased in the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to repayment of debt, net of proceeds from borrowings of $25,947, cash dividends paid of $63,684, offset by a decrease in distributions to shareholders of $44,917 and a net increase in maintenance deposits of $13,164.

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
Net cash used in investing activities decreased $331,495 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Cash used in the acquisition of leasing equipment and related lease intangibles decreased by $240,017 in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Additionally, cash was used to fund the acquisition of Jefferson Terminal of $47,811 and purchase CMQR of $11,308 in the year ended December 31, 2014, both of which did not occur in the year ended December 31, 2015. Additionally, in conjunction with Jefferson Terminal, the Company funded term loans and other receivables of $97,616 in the year ended December 31, 2014. The Company also received $20,292 in principal collections on financing leases in the year ended December 31, 2015, as compared to $11,931 in the year ended December 31, 2014. These decreases in cash used in investing activities were offset by higher cash flows used in the year ended December 31, 2015 as compared to the year ended December 31, 2014 for the acquisitions of property plant and equipment of $46,587 related to the continued expansion and development of Jefferson Terminal and CMQR, as well as the investment in note receivable of $14,869.
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

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$30,903	$23,528	$(31,551)
Add: Principal Collections on Finance Leases	2,513	20,292	11,931
Add: Proceeds from sale of assets (1)	94,875	14,518	37,074
Add: Return of Capital Distributions from Unconsolidated Entities	432	3,728	9,064
Less: Required Payments on Debt Obligations (2)	(53,668)	(23,761)	(31,131)
Less: Capital Distributions to Non-Controlling Interest	—	(321)	(565)
Exclude: Changes in Working Capital	1,730	10,104	50,440
Funds Available for Distribution (FAD)	$76,785	$48,088	$45,262
_____________________________________________________
(1) Proceeds from sale of assets includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the year ended December 31, 2016.

(2) Required payments on debt obligations excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement and $7,748 repayment under the CMQR Credit Agreement in the year ended December 31, 2016, which were voluntary refinancing as repayment of these amounts were not required at this time.
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

Debt Obligations
FTAI Pride Credit Agreement—On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a financial institution for a term loan in an aggregate amount of $75,000. The loan proceeds were used in connection with the acquisition of an offshore construction vessel. The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1,562 beginning in the quarter ending December 31, 2015, through its maturity on September 15, 2019, and can be prepaid without penalty at any time. The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel and charter. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%.
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later.
CMQR Credit Agreement—On March 28, 2016, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $10,000 to $20,000 and to extend the maturity date to September 18, 2018. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of December 31, 2016 was 3.21%.
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
The Company was in compliance with all debt covenants as of December 31, 2016.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of December 31, 2016, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of December 31, 2016.

	Payments Due by Period
(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
FTAI Pride Credit Agreement	60,937	6,250	6,250	48,437	—	—	—
CMQR Credit Agreement	12,625	—	12,625	—	—	—	—
Jefferson Bonds Payable	188,390	1,425	1,545	1,670	146,010	1,960	35,780
Note payable to non-controlling interest	2,352	403	403	403	403	740	—
Total principal payments on loans and bonds payable	264,304	8,078	20,823	50,510	146,413	2,700	35,780

Total estimated interest payments (1)	81,001	11,587	17,128	15,735	13,662	4,342	18,547

Obligation to third-party (Repauno)	6,500	1,000	5,500	—	—	—	—

Operating lease obligations	98,879	6,323	5,637	5,219	4,550	3,871	73,279
Capital lease obligations	785	188	188	188	172	49	—
	99,664	6,511	5,825	5,407	4,722	3,920	73,279
Total contractual obligations	$451,469	$27,176	$49,276	$71,652	$164,797	$10,962	$127,606

(1) Estimated interest payments based on rates as of December 31, 2016.
We expect to meet our future short-term liquidity requirements through cash on hand and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses and the payment of principal and interest on our indebtedness as they become due. We may elect to meet certain long-term liquidity requirements or to continue to pursue strategic opportunities through utilizing cash on hand, cash generated from our current operations and the issuance of securities in the future. Management believes adequate capital and borrowings are available from various sources to fund our commitments to the extent required.
Application of Critical Accounting Policies
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
Finance Lease—The Company holds one anchor handling tug supply vessel, subject to a finance lease, as of December 31, 2016. This lease generally includes a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
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
In certain leases, the lessee or the Company may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease.  When the lessee is required to return the aircraft in an improved maintenance condition, the Company records a maintenance right asset, as a component of other assets, for the estimated value of the end-of-life maintenance payment at acquisition. The Company recognizes payments received as end-of-lease compensation adjustments, within lease revenue or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event the Company is required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability when the Company is obligated and can reasonably estimate such payment.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	20% of new build cost
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Crude oil terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None
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
Goodwill —Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116,584 as of December 31, 2016 and December 31, 2015.

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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2016 or December 31, 2015.
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
Although the Company believes the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of the impairment review. If the forecasts of cash flows generated by the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect the Company’s operating results. The Company performed a sensitivity analysis for goodwill impairment and determined that a hypothetical 5% decline in the fair value of each reporting unit as of October 1, 2016 would not result in an impairment of goodwill for either reporting unit.
For the years ended December 31, 2016 and December 31, 2015, there was no impairment of goodwill.
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
As of December 31, 2016, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $722 and $(668), respectively, over the next 12 months before the impact of interest rate derivatives.
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

Item 8.             Financial Statements and Supplementary Data

In accordance with Regulation S-X 3-09, the audited consolidated financial statements of Intermodal Finance I Ltd. as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015, and 2014, are presented herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Transportation and Infrastructure Investors LLC and Subsidiaries
We have audited the accompanying consolidated balance sheet of Fortress Transportation and Infrastructure Investors LLC and Subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Transportation and Infrastructure Investors LLC and Subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company revised its consolidated balance sheets to present debt issuance costs as a direct deduction from debt rather than within other assets, for all periods presented as a result of the adoption of the of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” effective December 15, 2015.

/s/Ernst & Young LLP
New York, New York
February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortress Transportation and Infrastructure Investors LLC:

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, comprehensive (loss) income, of changes in equity and of cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Fortress Transportation and Infrastructure Investors LLC and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2016, except for the change in presentation of debt issuance costs as discussed in Note 9 to the consolidated financial statements, as to which the date is February 24, 2017

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	Notes	December 31,
		2016	2015
Assets
Cash and cash equivalents	2	$68,055	$381,703
Restricted cash	2	65,441	21,610
Accounts receivable, net		21,358	14,466
Leasing equipment, net	4	765,455	636,681
Finance leases, net	5	9,717	82,521
Property, plant, and equipment, net	6	352,181	299,678
Investments (includes $17,630 and $0 available-for-sale securities at fair value as of December 31, 2016 and 2015, respectively)	7	39,978	10,675
Intangible assets, net	8	38,954	44,129
Goodwill		116,584	116,584
Other assets	2	69,589	36,758
Total assets		$1,547,312	$1,644,805

Liabilities
Accounts payable and accrued liabilities		$38,239	$34,995
Debt, net	9	259,512	266,221
Maintenance deposits	2	45,394	30,494
Security deposits	2	19,947	15,990
Other liabilities		18,540	6,419
Total liabilities		$381,632	$354,119

Commitments and contingencies	17

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,750,943 and 75,718,183 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively)		758	757
Additional paid in capital		1,084,757	1,184,198
Accumulated deficit		(38,833)	(18,769)
Accumulated other comprehensive income		7,130	97
Shareholders' equity		1,053,812	1,166,283
Non-controlling interest in equity of consolidated subsidiaries		111,868	124,403
Total equity		1,165,680	1,290,686
Total liabilities and equity		$1,547,312	$1,644,805

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2016	2015	2014
Revenues
Equipment leasing revenues		$101,949	$92,743	$43,984
Infrastructure revenues		46,771	43,825	13,946
Total revenues	11	148,720	136,568	57,930

Expenses
Operating expenses		66,169	68,793	27,223
General and administrative		12,314	7,568	2,007
Acquisition and transaction expenses		6,316	5,683	11,450
Management fees and incentive allocation to affiliate	14	16,742	15,018	5,463
Depreciation and amortization	4, 6, 8	60,210	45,308	15,998
Interest expense		18,957	19,311	5,872
Total expenses		180,708	161,681	68,013

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	7	(5,992)	(6,956)	6,093
Gain on sale of equipment and finance leases, net		5,941	3,419	7,576
Loss on extinguishment of debt		(1,579)	—	—
Asset impairment		(7,450)	—	—
Interest income		136	579	186
Other income		602	26	20
Total other (expense) income		(8,342)	(2,932)	13,875

(Loss) income before income taxes		(40,330)	(28,045)	3,792
Provision for income taxes	13	268	586	874
Net (loss) income		(40,598)	(28,631)	2,918
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(20,534)	(16,805)	(4,862)
Net (loss) income attributable to shareholders		$(20,064)	$(11,826)	$7,780

Basic and Diluted (Loss) Income per Share	16	$(0.26)	$(0.18)	$0.15
Weighted Average Shares Outstanding:
Basic		75,738,698	67,039,439	53,502,873
Diluted		75,738,698	67,039,439	53,502,873

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(40,598)	$(28,631)	$2,918
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	(97)	(117)	(114)
Change in fair value of available-for-sale securities	7,130	—	—
Comprehensive (loss) income	(33,565)	(28,748)	2,804
Comprehensive loss attributable to non-controlling interest	(20,534)	(16,805)	(4,862)
Comprehensive (loss) income attributable to shareholders	$(13,031)	$(11,943)	$7,666

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	$535	$613,683	$—	$214	$99,065	$713,497
Comprehensive (loss) income:
Net income (loss) for the period		6,943	(18,769)		(16,805)	(28,631)
Other comprehensive loss				(117)	—	(117)
Total comprehensive loss					(16,805)	(28,748)
Capital contributions		295,879			37,826	333,705
Capital distributions		(44,917)			(321)	(45,238)
Issuance of common shares	222	348,929			—	349,151
Dividends declared		(36,343)			—	(36,343)
Equity-based compensation		24			4,638	4,662
Equity - December 31, 2015	$757	$1,184,198	$(18,769)	$97	$124,403	$1,290,686
Comprehensive loss:
Net loss for the period			(20,064)		(20,534)	(40,598)
Other comprehensive income			—	7,033	—	7,033
Total comprehensive (loss) income			(20,064)	7,033	(20,534)	(33,565)
Capital contributions					12,121	12,121
Settlement of equity-based compensation					(200)	(200)
Dividends declared		(99,977)			(50)	(100,027)
Issuance of common shares	1	336			—	337
Equity-based compensation		200			(3,872)	(3,672)
Equity - December 31, 2016	$758	$1,084,757	$(38,833)	$7,130	$111,868	$1,165,680

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(40,598)	$(28,631)	$2,918
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	5,992	6,956	(6,093)
Gain on sale of equipment and finance leases, net	(5,941)	(3,419)	(7,576)
Security deposits and maintenance claims included in earnings	(300)	(439)	—
Loss on extinguishment of debt	1,579	—	—
Equity-based compensation	(3,672)	4,662	1,265
Depreciation and amortization	60,210	45,308	15,998
Asset impairment	7,450	—	—
Change in current and deferred income taxes	(387)	61	626
Change in fair value of non-hedge derivative	3	14	25
Amortization of lease intangibles and incentives	5,447	7,016	2,694
Amortization of deferred financing costs	2,576	1,469	576
Operating distributions from unconsolidated entities	30	209	8,207
Bad debt expense	158	676	281
Other	86	(250)	(32)
Change in:
Accounts receivable	(7,980)	(5,940)	(7,212)
Other assets	(8,584)	(5,057)	(2,654)
Accounts payable and accrued liabilities	7,726	3,180	(45,900)
Management fees payable to affiliate	457	(1,168)	2,362
Other liabilities	6,651	(1,119)	2,964
Net cash provided by (used in) operating activities	30,903	23,528	(31,551)

Cash flows from investing activities:
Change in restricted cash	(2,349)	(526)	(7,306)
Construction deposit related to vessel	—	—	(7,450)
Investment in notes receivable	(3,066)	(14,869)	—
Investment in unconsolidated entities and available for sale securities	(28,784)	—	—
Principal collections on finance leases	2,513	20,292	11,931
Acquisition of leasing equipment	(200,640)	(165,090)	(387,118)
Acquisition of property plant and equipment	(57,371)	(96,028)	(49,441)
Acquisition of lease intangibles	(4,527)	(2,446)	(20,435)
Collection of notes receivable	—	—	4,500
Acquisition of CMQR	—	—	(11,308)
Acquisition of Jefferson Terminal	—	—	(47,811)
Acquisition of pre-existing debt relationships	—	—	(97,616)
Purchase deposit for aircraft and aircraft engines	(13,681)	—	—
Proceeds from sale of finance leases	71,000	—	—
Proceeds from sale of leasing equipment	22,885	13,625	31,597
Proceeds from sale of property, plant and equipment	490	893	842
Proceeds from sale of equipment held for sale	—	—	135
Proceeds from deposit on sale of engine	250	500	—
Return of deposit on sale of engine	(250)	—	—
Escrow funding for the purchase of aircraft	—	—	(1,000)
Return of capital distributions from unconsolidated entities	432	3,728	9,064
Net cash used in investing activities	$(213,098)	$(239,921)	$(571,416)
See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from debt	$110,658	$200	$179,569
Repayment of debt	(160,166)	(23,761)	(31,131)
Payment of other liabilities to non-controlling interest holder	(1,000)	—	—
Payment of deferred financing costs	(4,246)	(136)	(4,793)
Receipt of security deposits	3,815	2,060	2,389
Return of security deposits	(316)	(960)	(500)
Receipt of maintenance deposits	14,804	10,149	3,324
Release of maintenance deposits	(6,255)	(14,764)	(3,026)
Proceeds from issuance of common shares, net of underwriter's discount	—	354,057	—
Common shares issuance costs	—	(2,998)	—
Capital contributions from shareholders	—	295,879	490,747
Capital distributions to shareholders	—	(44,917)	(75,999)
Capital contributions from non-controlling interests	11,480	37,826	57,841
Capital distributions to non-controlling interests	—	(321)	(565)
Settlement of equity-based compensation	(200)	—	—
Cash dividends	(100,027)	(36,343)	—
Net cash (used in) provided by financing activities	$(131,453)	$575,971	$617,856

Net (decrease) increase in cash and cash equivalents	(313,648)	359,578	14,889
Cash and cash equivalents, beginning of period	381,703	22,125	7,236
Cash and cash equivalents, end of period	$68,055	$381,703	$22,125

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$13,150	$18,566	$3,627
Cash paid for taxes	$654	$507	$274

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$44,342	$—	$—
Acquisition of leasing equipment	(7,724)	(5,408)	(52,556)
Acquisition of CMQR	—	—	(2,991)
Acquisition of Jefferson	—	—	(38,207)
Acquisition of property, plant and equipment	(12,184)	(203)	(22,454)
Financing of property, plant and equipment	5,321	—	—
Settled and assumed security deposits	758	2,388	8,317
Billed, assumed and settled maintenance deposits	6,350	(1,146)	34,461
Deferred financing costs	(2,884)	—	—
Non-cash contribution of non-controlling interest	641	—	38,207
Common share issuance costs	—	(1,908)	—
Equity compensation to non-controlling interest	(3,872)	4,638	1,265
Change in fair value of cash flow hedge	—	(117)	(114)
Distribution payable	—	—	(411)
Loan receivable from non-controlling interest	—	—	3,725

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
The Company is managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to a management agreement (the “Management Agreement”) that provides for the Company to bear obligations for management fees payable to the Manager as well as reimbursement of costs and expenses as provided therein (Note 14).
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
Variable Interest Entities—The assessment of whether an entity is a variable interest entity (“VIE”) and the determination of whether to consolidate a VIE requires judgment. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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
As of December 31, 2015, MT6015 had total assets of $7,533, which are available only to settle the obligations of MT6015. Other than entering into the above commitment, MT6015 has conducted no operations, and no creditors of MT6015 have recourse to any assets of the Company or to its general credit.
During the second quarter of 2016, the Company determined not to proceed with the purchase of the Vessel. The shipbuilder delivered a notice of termination of the shipbuilding contract to MT6015 in July 2016. Correspondingly, in the second quarter of 2016, the Company recorded an impairment in its MT6015 investment of $7,450. The shipbuilder has no further recourse to the Company.
JGP Energy Partners LLC
During the quarter ended September 30, 2016, the Company initiated activities in its 50% owned joint venture, JGP Energy Partners LLC (“JGP”). The other 50% member to the joint venture is a third party ethanol producer. The purpose of the venture is to build storage capacity with capabilities to receive and/or distribute ethanol via water, rail or truck. Each member agreed to contribute up to $27 million (for a total of $54 million) for the development and construction of the ethanol terminal facilities. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a VIE. The Company concluded that it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and accounts for this investment in accordance with the equity method.
As of December 31, 2016, the Company’s investment in JGP was $3,266, which is included in investments on the Company’s balance sheet.
Delaware River Partners LLC
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno Delaware Port (“Repauno”), which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. The Company currently holds a 90% economic interest and a 100% voting interests in DRP. DRP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. The Company has the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, Company concluded that current 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity; and, therefore $5,321 was recorded in other liabilities on the Company’s Consolidated Balance Sheets. The remaining 2% economic non-controlling interest was valued at $641 at the acquisition date.
Refer to Note 6 for details.
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
Restricted Cash—Restricted cash of $65,441 and $21,610 as of December 31, 2016 and December 31, 2015, respectively, consists of prepaid interest and principal pursuant to the requirements of certain of the Company’s debt agreements (Note 9), and funds set aside for qualifying constructions projects at Jefferson Terminal.
Available-For-Sale Securities—The Company considers listed equity securities as available-for-sale securities recorded at fair value with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. The Company’s basis on which the cost of the security sold or the amount reclassified out of other comprehensive income into earnings is determined using specific identification. Available-for-sale securities are included as a component of investments on the accompanying Consolidated Balance Sheets. At each balance sheet date, we evaluate our available for sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred. Refer to Note 7 and 10 for details.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	20% of new build cost
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Crude oil terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None
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
Capitalized Interest—The interest cost associated with major development, construction projects and tax exempt bonds is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. The Company capitalized interest of $2,721, $2,128 and $3,534 during the years ended December 31, 2016, 2015 and 2014, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, $3,659, $3,643 and $235, of repairs and maintenance expense, respectively, were recorded in operating expenses in the accompanying Consolidated Statements of Operations.
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
In certain leases, the lessee or the Company may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease.  When the lessee is required to return the aircraft in an improved maintenance condition, the Company records a maintenance right asset, as a component of other assets, for the estimated value of the end-of-life maintenance payment at acquisition. The Company recognizes payments received as end-of-lease compensation adjustments, within lease revenue or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event the Company is required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability and expensed when the Company is obligated and can reasonably estimate such payment.
Lease Incentives and Amortization—Lease incentives, which include lease acquisition costs related to reconfiguration of the aircraft cabin, other lessee specific modifications and other direct costs, are capitalized and amortized as a reduction of lease income over the primary term of the lease, assuming no lease renewals.
Goodwill —Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116,584 as of December 31, 2016 and December 31, 2015.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
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
Although the Company believes the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of the impairment review. If the forecasts of cash flows generated by the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect the Company’s operating results. The Company performed a sensitivity analysis for goodwill impairment and determined that a hypothetical 5% decline in the fair value of each reporting unit as of October 1, 2016 would not result in an impairment of goodwill for either reporting unit.
For the years ended December 31, 2016, December 31, 2015 and December 31, 2014 there was no impairment of goodwill.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and existing customer relationships acquired in connection with the acquisitions of CMQR and Jefferson Terminal.
In accounting for acquired leasing equipment, the Company makes estimates about the fair value of the acquired leases. In determining the fair value of these leases, the Company makes assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into rental income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which ranged from 2 to 54 months as of December 31, 2016, and recorded as a component of equipment leasing revenues in the accompanying Consolidated Statements of Operations.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 10 years, no estimated residual value, and amortization is recorded as a component of depreciation and amortization in the accompanying Consolidated Statements of Operations.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $6,489 and $4,836 as of December 31, 2016 and December 31, 2015, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. Amortization expense of $2,576, $1,469 and $576 for the years ended December 31, 2016, 2015 and 2014, respectively, are included as a component of interest expense in the accompanying Consolidated Statements of Operations.
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
Finance Lease—The Company holds one anchor handling tug supply vessel, subject to a finance lease, as of December 31, 2016. This lease generally includes a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance lease and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the year ended December 31, 2016, the Company earned approximately 10% of its revenue from one customer in the Jefferson Terminal segment. During the year ended December 31, 2015, the Company earned approximately 21% of its revenue from one customer in the Offshore Energy segment and one customer in the Jefferson Terminal segment. During the year ended December 31, 2014, the Company earned approximately 39% of its revenue from three customers in the following segments: one in aviation leasing, one in shipping containers, and one in offshore energy.
As of December 31, 2016, accounts receivable from two customers in the Offshore Energy segment each represented 22% and 18% of total accounts receivable, net. As of December 31, 2015, accounts receivable from two customers in the Offshore Segment each represented 27% and 25% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at December 31, 2016 and December 31, 2015 was $418 and $392, respectively. Bad debt expense was $158, $676, and $281 for the years ended December 31, 2016, 2015 and 2014, respectively.
Expense Recognition—Expenses are recognized on an accrual basis as incurred.
Acquisition and Transaction expenses—Acquisition and transaction expense is comprised of costs related to completed business combinations and terminated deal costs related to abandoned pursuits, including advisory, legal, accounting, valuation and other professional or consulting fees.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company’s comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes related to the available-for-sale securities and derivatives accounted for as cash flow hedges.
Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations, the Company entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company terminated both derivatives during the first quarter of 2016 when the related debt obligations were paid in full. For the interest rate derivative designated as a cash flow hedge, all remaining net gains or losses in accumulated other comprehensive income at the date of termination were reclassified into earnings during the year ended December 31, 2016.
The Company does not enter into speculative derivative transactions.
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
Other Assets—Other assets is primarily comprised of notes receivables of $22,469 and $19,468, leasing equipment purchase deposits of $13,701 and $7,450, capitalized costs for potential asset acquisitions of $2,116 and $5,473, prepaid expenses of $3,440 and $1,818, and receivables of $21,501 and $0 as of December 31, 2016 and December 31, 2015, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the fourth quarter ended December 31, 2016, the Board of Directors declared a cash dividend of $0.33 per share, totaling $1.32 of dividends per share for the year ended December 31, 2016. For the fourth quarter ended December 31, 2015, the Board of Directors declared a cash dividend of $0.33 per share, totaling $0.48 of dividends per share for the year ended December 31, 2015.
Recent Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update is effective for annual periods ending after December 15, 2016. The adoption of this standard, during the fourth quarter of 2016, did not have a material impact on our financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-02 as of January 1, 2016 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company adopted ASU 2015-03 as of January 1, 2016 and revised its consolidated balance sheets to present debt issuance costs as a direct deduction from debt rather than within other assets, for all periods presented. Refer to Note 9 for detail.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-Of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an asset or as a direct deduction from the carrying amount of that debt liability and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings of the line-of-credit arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2015-15 as of January 1, 2016 and revised its consolidated balance sheets to present debt issuance costs related to debt drawn under a line-of-credit arrangements as a direct deduction from debt rather than within other assets, for all periods presented.
In September 2015, the FASB issued ASU 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the initial purchase accounting that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-16 as of January 1, 2016 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Unadopted Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, during 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarify the guidance on reporting revenue as a principal versus agent, identifying and disclosing performance obligations, accounting for intellectual property licenses, and assessing collectibility, present sales tax, treating noncash consideration. The Company’s evaluation of the impact of the new guidance on its consolidated financial statements is ongoing. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, the evaluation of those revenue contracts, education and discussions with the Company’s control functions. The Company continues to evaluate the timing of recognition for various revenues, however, since a substantial portion of the Company’s revenue is recognized from its leasing contracts, subject to ASU 2016-02 Leases, these have been excluded from the evaluation.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s evaluation of the impact of the new guidance on its consolidated financial statements is ongoing. The Company is currently identifying the lease arrangements within the scope of the new guidance, and evaluating the impact of the lease arrangements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies (COLIs); (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; (viii) and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments ASU 2016-16 require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance, beginning in fiscal year 2017, to have an impact on its consolidated financial statements as its interests in VIEs are not held by related parties under common control.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)(“ASU 2017-01”). ASU 2017-01 clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses or assets. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). ASU 2017-03 adds and amends SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016  Emerging Issues Task Force (EITF) meetings. The September announcement is about the disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The November announcement made amendments to conform the SEC Observer Comment on Accounting for Tax Benefits Resulting from Investments in Qualified Affordable Housing Projects to the guidance issued in ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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
Assets
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

Liabilities
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Supplementary Pro Forma Information—The unaudited pro forma information has been derived from our historical consolidated financial statements and has been prepared to give effect to the acquisitions, assuming that the acquisitions of CMQR and Jefferson Terminal occurred on January 1, 2013. The unaudited pro forma pre-tax net income (loss) for the year ended December 31, 2014 has been adjusted to reflect the additional depreciation and amortization that would have resulted from changes in the estimated fair value of assets and liabilities.

Year Ended December 31, 2014
Pro Forma—CMQR
Revenues	$63,528
Pre-tax net income	1,497
Pro Forma—Jefferson Terminal
Revenues	$60,577
Pre-tax net loss	(46,906)
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

4.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2016	2015
Leasing equipment	$849,565	$681,212
Less: Accumulated depreciation	(84,110)	(44,531)
Leasing equipment, net	$765,455	$636,681
During the year ended December 31, 2016, the Company acquired nine aircraft and twenty-eight commercial jet engines, and sold one aircraft and four commercial jet engines. Depreciation expense for leasing equipment for the years ended December 31, 2016, 2015 and 2014 was $43,886, $30,624 and $12,683, respectively.

5.	FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	December 31,
	2016	2015
Finance leases	$18,022	$102,369
Unearned revenue	(8,305)	(19,848)
Finance leases, net	$9,717	$82,521
During the first quarter of 2016, the Company completed the sale of approximately 42,000 shipping containers that were subject to direct finance leases for a modest gain.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

As of December 31, 2016, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2017	$2,008
2018	2,008
2019	2,008
2020	2,013
2021	2,008
Thereafter	7,977
Total	$18,022

6.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2016	2015
Land, site improvements and rights	$57,617	$19,492
Construction in progress	49,605	55,927
Buildings and improvements	2,750	2,750
Crude oil terminal machinery and equipment	236,652	210,857
Track and track related assets	22,948	17,159
Railroad equipment	1,091	1,050
Railcars and locomotives	2,909	1,720
Computer hardware and software	388	152
Furniture and fixtures	405	410
Vehicles	985	547
	375,350	310,064
Less: Accumulated depreciation	(26,002)	(13,215)
Spare parts	2,833	2,829
Property, plant and equipment, net	$352,181	$299,678
During the year ended December 31, 2016, additional property, plant and equipment of $65,780 was acquired, consisting primarily of the purchase of land, construction in progress, crude oil machinery and equipment, and railcars and locomotives.
On July 1, 2016, the Company, through one of its consolidated subsidiaries, purchased the assets of Repauno for a cash purchase price of approximately $24,000. These amounts consist primarily of land, a storage cavern, riparian rights for the acquired land, site improvements and rights. As part of the transaction, additional amounts of $13,991 were capitalized for costs directly related to the purchase, including costs for legal advice, exploratory diligence, and regulatory permitting costs in an effort to close the transaction and pre-acquisition services provided by our third party shareholder in exchange for a minority interest. As of December 31, 2016, Repauno is part of the Corporate segment.
During the year ended December 31, 2016, disposals of property, plant and equipment totaled $490. During the year ended December 31, 2015, disposals of property, plant and equipment totaled $893, mainly related to railroad equipment, vehicles, and furniture and fixtures. Depreciation expense for property, plant and equipment was $12,726, $11,099, and $2,107 for the years ended December 31, 2016, 2015, and 2014, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

7.	INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2016	December 31, 2015
Listed securities	Available-for-sale	7%	$17,630	$—
Advanced Engine Repair JV	Equity method	25%	15,000	—
JGP Energy Partners LLC	Equity method	50%	3,266	—
Intermodal Finance I, Ltd.	Equity method	51%	4,082	10,675
			$39,978	$10,675
Available-for-sale securities
In December 2016, the Company invested $10,500 in equity securities of an international oil and gas drilling contractor. As of December 31, 2016, the total fair value of the investment was $17,630. For the year ended December 31, 2016, the Company had an unrealized gain of $7,130. The Company did not recognize any other-than-temporary impairments for the year ended December 31, 2016.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15,000 for 25% interest in an advanced engine repair joint venture. The Company will initially focus on developing new costs savings programs for engine repairs. The primary financial activities for the joint venture relate to member contributions and therefore its summary financial information has not been presented.
JGP
In 2016, the Company initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method. The primary financial activities for JGP relate to member investments and therefore JGP summary financial information has not been presented. The Company’s proportionate share of equity in losses was $18 for the year ended December 31, 2016.
Intermodal Finance I, Ltd.
In 2012, the Company acquired a 51% non-controlling interest in Intermodal Finance I, Ltd. (“Intermodal”), a joint venture. Intermodal is governed by a board of directors, and its shareholders have voting rights through their equity interests. As such, Intermodal is not within the scope of ASC 810-20 and should be evaluated for consolidation under the voting interest model. Due to the existence of substantive participating rights of the 49% equity investor, including the joint approval of material operating and capital decisions, such as material contracts and capital expenditures consistent with ASC 810-10-25-11, the Company does not have unilateral rights over this investment; therefore, the Company does not consolidate Intermodal but accounts for this investment in accordance with the equity method. The Company does not have a variable interest in this investment as none of the criteria of ASC 810-10-15-14 were met.
As of December 31, 2016, Intermodal owns a portfolio of multiple finance leases, representing five customers and comprising approximately 52,000 shipping containers, as well as a portfolio of approximately 24,000 shipping containers subject to multiple operating leases. During the years ended December 31, 2016 and 2015, Intermodal Finance I, Ltd. recorded an asset impairment charge of $6,016 and $20,604, respectively, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected. The Company's proportionate share of the impairment charge was $3,068 and $10,508 based on its 51% ownership percentage for the years ended December 31, 2016 and 2015, respectively. The Company’s proportionate share of equity in (losses) earnings was $(5,974), $(6,956), $6,093 for the years ended December 31, 2016, 2015, and 2014, respectively.
The audited consolidated financial statements of Intermodal as of and for the years ended December 31, 2016, 2015, and 2014, are presented herein.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

8.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	December 31, 2016
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$26,605	$—	$—	$26,605
Less: Accumulated amortization	(14,998)	—	—	(14,998)
Acquired favorable lease intangibles, net	11,607	—	—	11,607
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(8,271)	(120)	(8,391)
Acquired customer relationships, net	—	27,242	105	27,347
Total intangible assets, net	$11,607	$27,242	$105	$38,954

Intangible liabilities
Acquired unfavorable lease intangibles	$1,506	$—	$—	$1,506
Less: Accumulated amortization	(627)	—	—	(627)
Acquired unfavorable lease intangibles, net	$879	$—	$—	$879

	December 31, 2015
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$22,881	$—	$—	$22,881
Less: Accumulated amortization	(9,697)	—	—	(9,697)
Acquired favorable lease intangibles, net	13,184	—	—	13,184
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(4,718)	(75)	(4,793)
Acquired customer relationships, net	—	30,795	150	30,945
Total intangible assets, net	$13,184	$30,795	$150	$44,129

Intangible liabilities
Acquired unfavorable lease intangibles	$1,171	$—	$—	$1,171
Less: Accumulated amortization	(151)	—	—	(151)
Acquired unfavorable lease intangibles, net	$1,020	$—	$—	$1,020

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2016	2015	2014
Lease intangibles	Equipment leasing revenues	$4,979	$6,774	$2,694
Customer relationships	Depreciation and amortization	3,598	3,585	1,208
Total		$8,577	$10,359	$3,902
As of December 31, 2016, estimated net annual amortization of intangibles is as follows:

Total
2017	$7,881
2018	7,176
2019	5,569
2020	4,223
2021	3,751
Thereafter	9,475
Total	$38,075

9.	DEBT, NET
The Company’s debt, net is summarized as follows:

	December 31, 2016	December 31, 2015
Loans payable
Container Loan #1	$—	$34,761
Container Loan #2	—	11,338
FTAI Pride Credit Agreement	60,937	67,188
CMQR Credit Agreement	12,625	9,407
Jefferson Terminal Credit Agreement	—	98,750
Total loans payable	73,562	221,444
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,697 and $1,751 at December 31, 2016 and December 31, 2015, respectively)	45,887	47,261
Series 2016 Bonds	144,200	—
Total bonds payable	190,087	47,261
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,352
Total note payable to non-controlling interest	2,352	2,352

Debt	266,001	271,057
Less: Debt issuance costs	(6,489)	(4,836)
Total debt, net	$259,512	$266,221

Total debt due within one year	$8,078	$24,791

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
CMQR Credit Agreement—On March 28, 2016, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $10,000 to $20,000 and to extend the maturity date to September 18, 2018. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of December 31, 2016 was 3.21%.
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
The Company was in compliance with all debt covenants as of December 31, 2016.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

As of December 31, 2016, scheduled principal repayments under the Company’s debt agreements for the next five years and thereafter are summarized as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
FTAI Pride Credit Agreement	$6,250	$6,250	$48,437	$—	$—	$—	$60,937
CMQR Credit Agreement	—	12,625	—	—	—	—	12,625
Jefferson Bonds Payable (excluding unamortized premium of $1,697)	1,425	1,545	1,670	146,010	1,960	35,780	188,390
Note payable to non-controlling interest	403	403	403	403	740	—	2,352
Total principal payments on loans and bonds payable	8,078	20,823	50,510	146,413	2,700	35,780	264,304

10.	FAIR VALUE MEASUREMENTS
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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2016	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$68,055	$68,055	$—	$—	Market
Restricted cash	65,441	65,441	—	—	Market
Available-for-sale securities	17,630	17,630	—	—	Market
Total	$151,126	$151,126	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2015	December 31, 2015
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$381,703	$381,703	$—	$—	Market
Restricted cash	21,610	21,610	—	—	Market
Derivative assets	101	—	101	—	Income
Total	$403,414	$403,313	$101	$—
At December 31, 2016 and December 31, 2015, the Company had no liabilities that were measured at fair value on a recurring basis.
The Company’s cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy. Publicly traded securities with sufficient trading volume are fair valued by management using quoted prices for identical instruments in active markets and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, the Company’s financial instruments other than cash and cash equivalents, restricted cash and available-for-sale securities consist principally of accounts receivable, accounts payable and accrued liabilities, loans payable, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The Company’s notes receivable at December 31, 2016 and December 31, 2015, which is included as a component of other assets on the accompanying Consolidated Balance Sheets, consist of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At December 31, 2016 and December 31, 2015, the Company’s notes receivable also included a $17,935 and $14,869, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site. The fair value of these notes receivable approximate carrying value and are classified as Level 3 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $46,488 and $49,268, respectively, at December 31, 2016 and December 31, 2015, based upon market prices for similar municipal securities. The fair value of Series 2016 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $149,575 at December 31, 2016 based upon market prices for similar municipal securities. The fair values of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.

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

11.	REVENUES
Components of revenue are as follows:

	Year Ended December 31, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Equipment leasing revenues
Lease income	$66,024	$3,712	$—	$—	$—	$—	$69,736
Maintenance revenue	28,697	—	—	—	—	—	28,697
Finance lease income	—	1,610	1,113	—	—	—	2,723
Other revenue	687	6	100	—	—	—	793
Total equipment leasing revenues	95,408	5,328	1,213	—	—	—	101,949
Infrastructure revenues
Lease income	—	—	—	—	—	32	32
Rail revenues	—	—	—	—	30,837	—	30,837
Terminal services revenues	—	—	—	15,902	—	—	15,902
Total infrastructure revenues	—	—	—	15,902	30,837	32	46,771
Total revenues	$95,408	$5,328	$1,213	$15,902	$30,837	$32	$148,720

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Equipment leasing revenues
Lease income	$42,924	$21,959	$—	$—	$—	$—	$64,883
Maintenance revenue	17,286	—	—	—	—	—	17,286
Finance lease income	—	1,665	7,082	—	—	—	8,747
Other revenue	1,120	607	100	—	—	—	1,827
Total equipment leasing revenues	61,330	24,231	7,182	—	—	—	92,743
Infrastructure revenues
Lease income	—	—	—	4,620	—	—	4,620
Rail revenues	—	—	—	—	25,550	—	25,550
Terminal services revenues	—	—	—	13,655	—	—	13,655
Total infrastructure revenues	—	—	—	18,275	25,550	—	43,825
Total revenues	$61,330	$24,231	$7,182	$18,275	$25,550	$—	$136,568

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Equipment leasing revenues
Lease income	$14,991	$12,690	$—	$—	$—	$—	$27,681
Maintenance revenue	5,964	—	—	—	—	—	5,964
Finance lease income	—	1,716	8,297	—	—	—	10,013
Other revenue	3	224	99	—	—	—	326
Total equipment leasing revenues	20,958	14,630	8,396	—	—	—	43,984
Infrastructure revenues
Lease income	—	—	—	1,325	—	—	1,325
Rail revenues	—	—	—	—	9,969	—	9,969
Terminal services revenues	—	—	—	2,652	—	—	2,652
Total infrastructure revenues	—	—	—	3,977	9,969	—	13,946
Total revenues	$20,958	$14,630	$8,396	$3,977	$9,969	$—	$57,930
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of December 31, 2016:

Total
2017	$65,301
2018	49,321
2019	30,102
2020	17,778
2021	8,983
Thereafter	2,310
Total	$173,795

12.	EQUITY-BASED COMPENSATION
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
As of December 31, 2016, the Incentive Plan provides for the issuance of up to 30 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense (income) related to its stock-based compensation arrangements:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2016	2015	2014
Stock Options	$—	$24	$—	$—
Restricted Shares	(4,051)	3,432	1,137	24,703
Common Units	379	1,206	128	89
Total	$(3,672)	$4,662	$1,265	$24,792

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

Expected volatility	Due to the lack of historical data for the Company’s own stock, the Company has based its expected volatility on a representative peer group with similar business characteristics.	28%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	2.4%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.50%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	5 years

	Options	Weighted-Average Exercise Price (per share)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Stock options outstanding at January 1, 2016	15,000	$16.98
Granted	—
Exercised	—
Forfeited and canceled	—
Stock options outstanding and exercisable as of December 31, 2016	15,000	$16.98	$—	8.40
Restricted Shares

	Restricted Shares	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Restricted shares outstanding at January 1, 2016	1,291,878	$19.10	$24,675	1.67
Granted	52,388	17.98	942	4.00
Less: vested	20,939	19.10	400	N/A
Less: forfeited and canceled	20,939	19.10	400	N/A
Restricted shares outstanding and exercisable as of December 31, 2016	1,302,388	$19.06	$24,817	0.74
The Company granted equity based compensation awards in a subsidiary consisting of 1.3 million restricted shares in exchange for services. The first award for 1.25 million restricted shares had a grant date fair value of $23,879. The fair value was determined on the grant date, August 27, 2014, using the market approach assuming no forfeitures. The shares vest in three tranches over three years, subject to continued employment and achievement of three separate performance conditions based on EBITDA for that subsidiary. The compensation expense will be recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved and expires in August 2017. During the year ended December 31, 2016, the achievement of all performance conditions was deemed not probable and, accordingly, the $4,402 expense previously recognized was reversed in operating expenses in the Consolidated Statement of Operations.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The third award of 52,388 restricted shares had a grant date fair value of $942. The fair value was determined on the grant date, November 9, 2016, using the discounted cash flows model. The shares vest over four years, subject to continued employment through June 2020. The compensation expense will be recognized ratably through the fourth anniversary of the employee’s start date. During the year ended December 31, 2016, no shares were vested.
The fair value of the third award is based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement date.
Common Units

	Common Units	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Common units outstanding at January 1, 2016	733,333	$1.26	$924	0.72
Granted	—	—	—	—
Less: vested	650,000	1.25	811	N/A
Less: forfeited and canceled	—	—	—	N/A
Common units outstanding and exercisable as of December 31, 2016	83,333	$1.34	$113	0.77
In 2014 and 2015, the Company granted equity based compensation in a subsidiary consisting of common units in exchange for services assuming no forfeited amounts. The awards have varying terms, ranging between 16 and 36 months, and vest subject to continued employment through each respective vesting date. The awards are equity based with compensation expense recognized ratably over the vesting periods.
The fair value of the awards are based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement dates.

13.	INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$355	$86	$700
State and local	112	45	15
Foreign	(176)	222	—
Total current provision	291	353	715

Deferred:
Federal	(50)	(79)	158
State and local	6	—	1
Foreign	21	312	—
Total deferred provision	(23)	233	159

Total provision for income taxes	$268	$586	$874
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
Income not subject to tax	7.9%	25.2%	(241.2)%
State and local taxes	(0.2)%	(0.2)%	0.4%
Foreign taxes	0.9%	(1.9)%	—%
Other	(0.7)%	(0.2)%	—%
Change in valuation allowance	(43.6)%	(60.0)%	228.8%
Provision for income taxes	(0.7)%	(2.1)%	23.0%
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$42,337	$24,234
Accrued expenses	1,642	1,767
Interest expense	8,334	4,038
Other	1,404	2,712
Total deferred tax assets	53,717	32,751
Less valuation allowance	(42,270)	(24,786)
Net deferred tax assets	11,447	7,965
Deferred tax liabilities:
Fixed assets	$11,816	$8,357
Net deferred tax assets (liabilities)	$(369)	$(392)
Current and deferred tax assets and liabilities are reported in other assets and other liabilities, respectively, in the Consolidated Balance Sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company has analyzed its deferred tax assets and has determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2016 and December 31, 2015 of $42,270 and $24,786, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2016	2015
Valuation allowance at beginning of period	$24,786	$8,675
Increase to valuation allowance attributable to:
Current year loss	17,484	16,111
Valuation allowance at end of period	$42,270	$24,786

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

As of December 31, 2016 and 2015, certain corporate subsidiaries of the Company had U.S. federal net operating loss carryforwards of approximately $106,838 and $62,014, respectively, and $104,263 and $60,646, respectively, of various state and local net operating loss carryforwards that are available to offset future taxable income, if and when it arises. These net operating loss carryforwards begin to expire in the year 2034. As of December 31, 2016 and 2015, the Company also had net operating loss carryforwards for Canadian federal and provincial income taxes of $7,893 and $6,672, respectively, which will begin to expire in the year 2034. As of December 31, 2016 and 2015, the Company also had net operating loss carryforwards for Irish income tax purposes of $18,453 and $900, which can be carried forward indefinitely against future business income. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the corporate subsidiaries’ ability to generate sufficient taxable income prior to the expiration of the carryforward period. In addition, the maximum annual use of net operating loss carryforwards may be limited in certain situations after changes in stock ownership occur.
As of and for the period ended December 31, 2016, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2013. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

14.	MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with the Company’s IPO, the Company entered into the Management Agreement which replaced its then-existing management agreement as a private fund. Additionally, the Company has entered into certain incentive allocation arrangements with Master GP, which owns 0.05% of the Partnership and is the general partner of the Partnership.
Pre-IPO Management Agreement
The pre-IPO management fee was calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage was applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined therein. During the years ended December 31, 2015 and 2014, pre-IPO management fees were $3,873 and $5,463, respectively.
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
Certain employees of an affiliate of the Manager are or may become entitled to receive profit sharing arrangements from the Master GP, pursuant to which they receive a portion of the Master GP’s Incentive Return. The Company is not required to reimburse the Master GP for such amounts. During the years ended December 31, 2015, 2014, and 2013, the Master GP did not incur any amounts payable to these employees under such profit sharing arrangements attributable to the operations of the Company.
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for the year ended December 31, 2016 and 2015 were $16,742 and $11,145, respectively.
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
A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the years ended December 31, 2016 and 2015.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the years ended December 31, 2016 and 2015.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the year ended December 31, 2016 and 2015, expense reimbursement of $7,301 and $4,119 was recorded in general and administrative expenses, respectively, and $4,783 and $2,181 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations.
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
As of December 31, 2016 and 2015, no amounts were recorded as a receivable from the Manager. As of December 31, 2016 and 2015, amounts due to the Manager or its affiliates of $1,697 and $994, excluding accrued management fees, respectively, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, amounts due to the Manager or its affiliates of $1,347 and $1,506, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of December 31, 2016 and December 31, 2015, an affiliate of the Company’s Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at December 31, 2016 and December 31, 2015 was $74,904 and $71,321, respectively. For the years ended December 31, 2016, 2015, and 2014, the amount of this non-controlling interest share of net loss was $7,647, $7,950, and $3,068, respectively.
In connection with the Capital Call Agreement related to the Series 2016 Bonds discussed in Note 9, the Company and an affiliate of its Manager entered into a Fee and Support Agreement. The Fee and Support Agreement provides that the affiliate of the Manager is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. This affiliate of the Manager received fees of $1,740, which will be amortized as interest expense to the earlier of the redemption date or February 13, 2020.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Year Ended December 31, 2016

	Year ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$95,408	$5,328	$1,213	$—	$—	$—	$101,949
Infrastructure revenues	—	—	—	15,902	30,837	32	46,771
Total revenues	95,408	5,328	1,213	15,902	30,837	32	148,720

Expenses
Operating expenses	4,609	11,014	43	21,886	27,975	642	66,169
General and administrative	—	—	—	—	—	12,314	12,314
Acquisition and transaction expenses	80	—	—	400	—	5,836	6,316
Management fees and incentive allocation to affiliate	—	—	—	—	—	16,742	16,742
Depreciation and amortization	36,369	6,411	—	15,500	1,926	4	60,210
Interest expense	—	3,747	410	13,501	754	545	18,957
Total expenses	41,058	21,172	453	51,287	30,655	36,083	180,708

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(5,974)	(18)	—	—	(5,992)
Gain on sale of equipment and finance leases, net	5,214	—	304	—	423	—	5,941
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	(1,579)
Asset impairment	—	(7,450)	—	—	—	—	(7,450)
Interest income (expense)	142	13	—	(19)	—	—	136
Other (expense) income	—	—	—	602	—	—	602
Total other income (expense)	5,356	(7,437)	(5,670)	(1,014)	423	—	(8,342)
Income (loss) before income taxes	59,706	(23,281)	(4,910)	(36,399)	605	(36,051)	(40,330)
Provision (benefit) for income taxes	267	—	(86)	74	—	13	268
Net income (loss)	59,439	(23,281)	(4,824)	(36,473)	605	(36,064)	(40,598)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	435	(4,368)	—	(16,456)	23	(168)	(20,534)
Net income (loss) attributable to shareholders	$59,004	$(18,913)	$(4,824)	$(20,017)	$582	$(35,896)	$(20,064)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$58,768	$(15,188)	$(1,838)	$(21,249)	$941	$(30,066)	$(8,632)
Add: Non-controlling share of adjustments to Adjusted Net Income							2,945
Add: Equity in losses of unconsolidated entities							(5,992)
Add: Cash payments for income taxes							654
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							2,905
Less: Asset impairment charges							(7,450)
Less: Changes in fair value of non-hedge derivative instruments							(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(1,579)
Less: Acquisition and transaction expenses							(6,316)
Less: Equity-based compensation income							3,672
Less: Provision for income taxes							(268)
Net loss attributable to shareholders							$(20,064)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$12,344	$—	$—	$—	$—	$—	$12,344
Asia	42,999	3,470	885	—	—	—	47,354
Europe	30,508	248	—	—	—	—	30,756
North America	8,184	1,610	328	15,902	30,837	32	56,893
South America	1,373	—	—	—	—	—	1,373
Total revenues	$95,408	$5,328	$1,213	$15,902	$30,837	$32	$148,720

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

II. For the Year Ended December 31, 2015

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$61,330	$24,231	$7,182	$—	$—	$—	$92,743
Infrastructure revenues	—	—	—	18,275	25,550	—	43,825
Total revenues	61,330	24,231	7,182	18,275	25,550	—	136,568

Expenses
Operating expenses	2,820	4,650	350	33,154	27,819	—	68,793
General and administrative	—	—	—	—	—	7,568	7,568
Acquisition and transaction expenses	—	—	—	—	—	5,683	5,683
Management fees and incentive allocation to affiliate	—	—	—	—	—	15,018	15,018
Depreciation and amortization	23,549	5,967	—	13,897	1,895	—	45,308
Interest expense	—	3,794	2,393	12,546	578	—	19,311
Total expenses	26,369	14,411	2,743	59,597	30,292	28,269	161,681

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(6,956)	—	—	—	(6,956)
Gain (loss) on sale of equipment and finance leases, net	3,053	—	—	(199)	565	—	3,419
Loss on extinguishment of debt	—	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—	—
Interest income (expense)	11	483	—	85	—	—	579
Other (expense) income	—	—	(14)	40	—	—	26
Total other income (expense)	3,064	483	(6,970)	(74)	565	—	(2,932)
Income (loss) before income taxes	38,025	10,303	(2,531)	(41,396)	(4,177)	(28,269)	(28,045)
Provision (benefit) for income taxes	668	—	(127)	41	—	4	586
Net income (loss)	37,357	10,303	(2,404)	(41,437)	(4,177)	(28,273)	(28,631)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	21	676	—	(17,376)	(121)	(5)	(16,805)
Net income (loss) attributable to shareholders	$37,336	$9,627	$(2,404)	$(24,061)	$(4,056)	$(28,268)	$(11,826)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$37,777	$9,627	$7,991	$(22,153)	$(2,898)	$(22,557)	$7,787
Add: Non-controlling share of adjustments to Adjusted Net Income							1,333
Add: Equity in losses of unconsolidated entities							(6,956)
Add: Cash payments for income taxes							507
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(3,552)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(14)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(5,683)
Less: Equity-based compensation expense							(4,662)
Less: Provision for income taxes							(586)
Net loss attributable to shareholders							$(11,826)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$10,969	$—	$—	$—	$—	$—	$10,969
Asia	27,168	7,483	5,309	—	—	—	39,960
Europe	20,008	15,071	—	—	—	—	35,079
North America	2,304	1,677	1,873	18,275	25,550	—	49,679
South America	881	—	—	—	—	—	881
Total revenues	$61,330	$24,231	$7,182	$18,275	$25,550	$—	$136,568

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

III. For the Year Ended December 31, 2014

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Equipment leasing revenues	$20,958	$14,630	$8,396	$—	$—	$—	$43,984
Infrastructure revenues	—	—	—	3,977	9,969	—	13,946
Total revenues	20,958	14,630	8,396	3,977	9,969	—	57,930

Expenses
Operating expenses	1,713	1,054	257	9,095	15,104	—	27,223
General and administrative	—	—	—	—	—	2,007	2,007
Acquisition and transaction expenses	—	—	—	5,494	5,646	310	11,450
Management fees and incentive allocation to affiliate	—	—	—	—	—	5,463	5,463
Depreciation and amortization	9,445	2,801	—	2,763	989	—	15,998
Interest expense	—	1,248	2,840	1,552	187	45	5,872
Total expenses	11,158	5,103	3,097	18,904	21,926	7,825	68,013

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	6,093	—	—	—	6,093
Gain on sale of equipment and finance leases, net	7,576	—	—	—	—	—	7,576
Loss on extinguishment of debt	—	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—	—
Interest income	26	160	—	—	—	—	186
Other (expense) income	—	—	(26)	46	—	—	20
Total other income (expense)	7,602	160	6,067	46	—	—	13,875
Income (loss) before income taxes	17,402	9,687	11,366	(14,881)	(11,957)	(7,825)	3,792
Provision (benefit) for income taxes	490	—	100	284	—	—	874
Net income (loss)	16,912	9,687	11,266	(15,165)	(11,957)	(7,825)	2,918
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	704	—	(5,566)	—	—	(4,862)
Net income (loss) attributable to shareholders	$16,912	$8,983	$11,266	$(9,599)	$(11,957)	$(7,825)	$7,780

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Adjusted Net Income (Loss)	$17,136	$8,976	$11,453	$(3,209)	$(6,183)	$(7,516)	$20,657
Add: Non-controlling share of adjustments to Adjusted Net Income							525
Add: Equity in earnings of unconsolidated entities							6,093
Add: Cash payments for income taxes							274
Less: Incentive allocations							—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities							(6,155)
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(25)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(11,450)
Less: Equity-based compensation expense							(1,265)
Less: Provision for income taxes							(874)
Net loss attributable to shareholders							$7,780
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2014
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Revenues
Africa	$7,818	$—	$—	$—	$—	$—	$7,818
Asia	3,246	7,483	6,024	—	—	—	16,753
Europe	8,240	5,432	—	—	—	—	13,672
North America	1,561	1,715	2,372	3,977	9,969	—	19,594
South America	93	—	—	—	—	—	93
Total revenues	$20,958	$14,630	$8,396	$3,977	$9,969	$—	$57,930

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$625,680	$220,544	$4,333	$534,638	$40,428	$121,689	$1,547,312

Debt, net	—	62,655	—	184,702	12,155	—	259,512

Total liabilities	74,989	66,002	—	205,536	24,971	10,134	381,632

Non-controlling interests in equity of consolidated subsidiaries	1,334	3,325	—	104,087	2,114	1,008	111,868

Total equity	550,691	154,542	4,333	329,102	15,457	111,555	1,165,680

Total liabilities and equity	$625,680	$220,544	$4,333	$534,638	$40,428	$121,689	$1,547,312

	December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$51,136	$—	$—	$—	$—	$—	$51,136
Asia	212,635	169,499	—	—	—	—	382,134
Europe	225,934	—	—	—	—	—	225,934
North America	56,456	—	—	319,503	29,866	44,486	450,311
South America	8,121	—	—	—	—	—	8,121
Total property, plant and equipment and leasing equipment, net	$554,282	$169,499	$—	$319,503	$29,866	$44,486	$1,117,636

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Total assets	$443,532	$213,946	$85,917	$483,346	$33,936	$384,128	$1,644,805

Debt, net	—	68,675	45,779	142,835	8,932	—	266,221

Total liabilities	50,873	74,228	45,903	159,570	19,463	4,082	354,119

Non-controlling interests in equity of consolidated subsidiaries	899	7,692	—	113,514	1,714	584	124,403

Total equity	392,659	139,718	40,014	323,776	14,473	380,046	1,290,686

Total liabilities and equity	$443,532	$213,946	$85,917	$483,346	$33,936	$384,128	$1,644,805

	December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$56,927	$—	$—	$—	$—	$—	$56,927
Asia	189,364	39,138	—	—	—	—	228,502
Europe	130,632	135,442	—	—	—	—	266,074
North America	37,950	—	—	317,766	24,692	—	380,408
South America	4,448	—	—	—	—	—	4,448
Total property, plant and equipment and leasing equipment, net	$419,321	$174,580	$—	$317,766	$24,692	$—	$936,359

16.	EARNINGS PER SHARE
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
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014
Net (loss) income attributable to shareholders	$(20,064)	$(11,826)	$7,780
Weighted Average Shares Outstanding - Basic	75,738,698	67,039,439	53,502,873
Weighted Average Shares Outstanding - Diluted	75,738,698	67,039,439	53,502,873

Basic and Diluted EPS	$(0.26)	$(0.18)	$0.15

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

For the year ended December 31, 2016, 8,082 shares have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, lessees have asserted that they are entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $10,306. No amount has been recorded for this matter in the Company’s consolidated financial statements as of December 31, 2016, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
The Company has also entered into an arrangement with its non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain service conditions, not to exceed $15,000 (Note 6). The Company will account for such amounts when and if such service conditions are achieved.
Several of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Year Ended December 31,
	2016	2015	2014
Rent expense	$4,953	$3,717	$1,556
As of December 31, 2016, minimum future rental payments under operating and capital leases are as follows:

2017	$6,511
2018	5,825
2019	5,407
2020	4,722
2021	3,920
Thereafter	73,279
Total	$99,664

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table unaudited summary information of the Company's quarterly operations.

	2016
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$31,453	$33,195	$41,726	$42,346	$148,720
Total expenses	40,873	46,839	46,859	46,137	180,708
Total other income (expense)	277	(6,234)	(430)	(1,955)	(8,342)
Loss before income taxes	(9,143)	(19,878)	(5,563)	(5,746)	(40,330)
Provision (benefit) for income taxes	(66)	178	83	73	268
Net loss	(9,077)	(20,056)	(5,646)	(5,819)	(40,598)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(3,295)	(8,863)	(4,370)	(4,006)	(20,534)
Net loss attributable to shareholders	$(5,782)	$(11,193)	$(1,276)	$(1,813)	$(20,064)

Loss per Share:
Basic	$(0.08)	$(0.15)	$(0.02)	$(0.02)	$(0.26)
Diluted	$(0.08)	$(0.15)	$(0.02)	$(0.02)	$(0.26)
Weighted Average Shares Outstanding:
Basic	75,727,369	75,730,165	75,746,200	75,750,943	75,738,698
Diluted	75,727,369	75,730,165	75,746,200	75,750,943	75,738,698

	2015
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$33,973	$33,564	$35,233	$33,798	$136,568
Total expenses	33,226	40,194	43,475	44,786	161,681
Total other income (expense)	1,425	1,626	(7,664)	1,681	(2,932)
Income (loss) before income taxes	2,172	(5,004)	(15,906)	(9,307)	(28,045)
Provision (benefit) for income taxes	230	266	150	(60)	586
Net income (loss)	1,942	(5,270)	(16,056)	(9,247)	(28,631)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(3,506)	(4,433)	(4,318)	(4,548)	(16,805)
Net income (loss) attributable to shareholders	$5,448	$(837)	$(11,738)	$(4,699)	$(11,826)

Earnings (Loss) per Share:
Basic	$0.10	$(0.01)	$(0.16)	$(0.06)	$(0.18)
Diluted	$0.10	$(0.01)	$(0.16)	$(0.06)	$(0.18)
Weighted Average Shares Outstanding:
Basic	53,502,873	62,879,023	75,718,183	75,718,183	67,039,439
Diluted	53,502,873	62,879,023	75,718,183	75,718,183	67,039,439

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

19.	SUBSEQUENT EVENTS
On January 23, 2017, Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loans will be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Term Loans currently bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to the Company’s right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on January 27, 2017 for additional detail.
On February 23, 2017, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended December 31, 2016, payable on March 20, 2017 to the holders of record on March 10, 2017.

Report of Independent Auditors
To the Management of Intermodal Finance I Ltd. and Subsidiaries
We have audited the accompanying consolidated financial statements of Intermodal Finance I Ltd. and Subsidiaries, which comprise the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in members’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermodal Finance I Ltd. and Subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company revised its consolidated balance sheets to present debt issuance costs as a direct deduction from debt rather than within other assets, for all periods presented as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” effective December 15, 2015.
Supplementary Information
Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The accompanying consolidating information contained in the Other Financial Information section is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States. In our opinion, the information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/Ernst & Young LLP
New York, New York
February 24, 2017

Report of Independent Auditors

To the Management of Intermodal Finance I Ltd:

We have audited the consolidated financial statements of Intermodal Finance I Ltd. and its subsidiaries, which comprise the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, comprehensive (loss) income, members’ equity and cash flows for each of the two years in the period ended December 31, 2015.

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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermodal Finance I Ltd. and its subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in accordance with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2016, except for the change in presentation of debt issuance costs as discussed in Note 4 to the consolidated financial statements, as to which the date is February 24, 2017

INTERMODAL FINANCE I LTD.
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$4,249	$4,796
Restricted cash	1,121	2,117
Accounts Receivable	1,814	1,153
Leasing assets, net of accumulated depreciation of $8,398 and $7,305, respectively	19,007	47,735
Finance Leases, net	17,270	34,261
Other assets	9	31
Total Assets	$43,470	$90,093

Liabilities and Equity
Accounts payable and accrued liabilities	$46	$60
Management fees payable	145	80
Accrued interest payable	12	13
Accrued interest payable to affiliates	310	1
Term loan payable, net	32,485	64,504
Loans payable to affiliates	18,080	18,487
Syndication liabilities	1,207	3,201
Other liabilities	417	458
Total liabilities	52,702	86,804
Members’ (deficit) equity	(9,232)	3,289
Total liabilities and members’ equity	$43,470	$90,093

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues
Equipment leasing revenue	$7,506	$11,877	$12,380
Finance revenue	2,210	4,145	7,951
Total revenues	9,716	16,022	20,331

Expenses
Direct operating expenses	1,780	301	207
Management fee	1,225	992	1,527
Depreciation and amortization	5,815	3,659	2,416
Interest expense	2,227	3,077	4,477
Interest expense-affiliates	368	411	545
Impairment expense	6,016	20,604	—
General and administrative expense	233	509	600
Bad debt expense	105	—	—
Total expenses	17,769	29,553	9,772

Other (expenses) income
Other income	1,197	247	45
Gain on early termination of finance lease	—	—	917
Loss on debt extinguishment	—	—	(119)
(Loss) on disposal of equipment	(5,225)	(766)	—
Total other (loss) income	(4,028)	(519)	843

Net (loss) income	$(12,081)	$(14,050)	$11,402

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(12,081)	$(14,050)	$11,402
Other comprehensive income	—	—	—
Comprehensive (loss) income	$(12,081)	$(14,050)	$11,402

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Net (loss) income	$(12,081)	$(14,050)	$11,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,093	3,936	2,693
(Gain) on early termination of finance lease	—	—	(917)
Loss on disposal of equipment	5,225	766	—
Impairment of equipment held for lease	6,016	20,604	—
Bad debt expense	105	—	—
Change in:
Accounts receivable	221	(102)	(267)
Other assets	(177)	(23)	7
Accounts payable and accrued liabilities	(14)	16	4
Accrued interest payable	309	(7)	(37)
Management fees payable	65	(12)	22
Other liabilities	(41)	75	379
Net cash provided by operating activities	5,721	11,203	13,286

Cash flows from investing activities:
Principal collections on direct finance leases	16,886	28,132	40,082
Proceeds from early termination of finance lease	—	—	20,335
Proceeds from disposal of equipment	11,051	1,499	—
Restricted cash	996	203	1,115
Net cash provided by investing activities	28,933	29,834	61,532

Cash used in financing activities:
Principal repayments on term loan	(32,360)	(32,163)	(36,325)
Principal repayments on loans payable to affiliates	(407)	(4,089)	(8,634)
Principal repayments on syndication liabilities	(1,994)	(1,951)	(4,609)
Deferred financing fee	—	(31)	(15)
Capital distributions	(440)	(3,221)	(24,674)
Net cash used in financing activities	(35,201)	(41,455)	(74,257)

Net (decrease) increase in cash and cash equivalents	(547)	(418)	561
Cash and cash equivalents, beginning of year	4,796	5,214	4,653
Cash and cash equivalents, end of year	$4,249	$4,796	$5,214

Supplemental disclosure:
Cash paid for interest	$2,009	$3,217	$4,782
See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(dollar amounts in thousands)

	WWTAI Container HoldCo Ltd	Deutsche Bank AG	Total
Members’ Equity at December 31, 2014	$10,056	$10,504	$20,560
Capital distributions	(1,643)	(1,578)	(3,221)
Comprehensive income:
Net loss for the period	(7,166)	(6,884)	(14,050)
Other comprehensive income	—	—	—
Total comprehensive loss	(7,166)	(6,884)	(14,050)
Members’ Equity at December 31, 2015	$1,247	$2,042	$3,289
Capital distributions	(225)	(215)	(440)
Comprehensive income:
Net loss for the period	(6,161)	(5,920)	(12,081)
Other comprehensive income	—	—	—
Total comprehensive loss	(6,161)	(5,920)	(12,081)
Members’ Equity at December 31, 2016	$(5,139)	$(4,093)	$(9,232)

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION
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
Deferred Costs and Amortization—Deferred financing costs incurred in connection with the Term Loan are amortized over the seven year term of the underlying loan. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was approximately $278, $277 and $277, respectively.
Deferred costs also include a commission paid to a third party in connection with the acquisition and leaseback of a portfolio of shipping containers. This commission is being amortized using the straight line method over the term of the underlying lease. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was approximately $63, $217 and $248, respectively.
Direct Finance Leases—Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income.
Leasing Equipment—Shipping containers held for lease are stated at initial cost and are depreciated on a straight-line basis to an estimated residual value over a 15 year useful life from date of manufacture. The shipping containers owned by the Company are being depreciated over remaining useful lives ranging from 0.5 to 1.5 years. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $5,752, $3,442 and $2,168, respectively.
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
Management of the Company develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular container type and historical experience in the container leasing market, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, demand for a particular container type and other factors. In the event that the portfolio does not meet the recoverability test, the carrying value will be adjusted to fair value based on a discounted cash flow analysis, resulting in an impairment charge.
On December 31, 2016 and September 30, 2015, Intermodal Finance I, Ltd. recorded an impairment charge of $6,016 and $20,604, respectively, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected.  Additionally, due to challenging market conditions for shipping containers, a limited number of the returned containers were sold at values lower than previously estimated.
Revenue Recognition—The Company leases shipping containers pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals.
The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis and places a likelihood of default percentage on each delinquent account individually. Changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts. At December 31, 2016, 2015 and 2014, there were no provisions for doubtful accounts on the Company’s accounts receivable.
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
Comprehensive Income—Comprehensive income consists of net income and other gains and losses, net of tax, if any, affecting shareholders’ equity that, under GAAP, are excluded from net income. Such amounts include the changes in the fair value of derivative instruments, reclassification into the earnings of amounts previously deferred relating to the derivative instruments and foreign currency translation gains and losses. For the years ended December 31, 2016, 2015, and 2014, there were no differences between the Company’s comprehensive income and the net income as presented in the consolidated statement of operations.
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
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its direct finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company’s three largest customers represented approximately 17%, 3% (direct finance lease customers) and 77% (operating lease customer) of revenues for the year ended December 31, 2016; 15%, 4% (direct finance lease customers) and 74% (operating lease customer) of revenues for the year ended December 31, 2015; and 15%, 16% (direct finance lease customers) and 58% (operating lease customer) of revenues for the year ended December 31, 2014.
Based on the in-place operating lease contract at December 31, 2016, 2015 and 2014, the maximum amount of loss the Company would incur if the operating lease customer failed completely to perform according to the terms of the lease would be approximately $2,545, $8,431 and $13,479 million, respectively. As it relates to the Company’s direct finance lease portfolio, the three largest customers account for approximately 70%, 22%, and 5%, 68%, 14% and 11% and 56%, 14% and 11%, of the outstanding principal at December 31, 2016, 2015 and 2014, respectively. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, with a view towards either selling or re-leasing the equipment. To date, the Company has not experienced any losses related to direct finance leases and does not expect future uncollectible amounts related to the principal balances receivable.
Deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2016, 2015 and 2014.
Recent Accounting Pronouncements—In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update is effective for annual periods ending after December 15, 2016. The adoption of this standard did not have a material impact on our financial statements.
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted ASU 2015-02 as of January 1, 2016 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-Of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to term loan arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an asset or as a direct deduction from the carrying amount of that debt liability and subsequently amortize the deferred debt issuance costs ratably over the term of the term loan arrangement, regardless of whether there are any outstanding borrowings of the term loan arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company has adopted ASU 2015-15 as of January

1, 2016 and revised its consolidated balance sheets to present debt issuance costs related to debt drawn under a term loan arrangements as a direct deduction from debt rather than within other assets, for all periods presented.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU-2014-09”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2018 while also providing for early adoption but not before the original effective date. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
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
In September 2014, one of the DFL lessees completed an early buy-out of its obligations under three DFL’s for a payment of $20,335. Such amount exceeded the carrying values of these DFL’s by $917, which has been recorded as a gain on early termination of finance lease in the accompanying consolidated statement of operations

The components of the Company’s net investment in direct financing leases are comprised as follows:

	December 31,
	2016	2015
Minimum lease payments	$18,744	$38,323
Less: Unearned income	(1,474)	(4,062)
Net investment in direct finance leases	$17,270	$34,261
At December 31, 2016, future minimum lease payments to be received under direct finance leases are as follows:

Year Ending December 31,	Amount
2017	$11,110
2018	6,002
2019	1,632
Total	$18,744
Operating Lease Portfolio-On December 17, 2012, the Company acquired a portfolio of approximately 38,300 shipping containers for a purchase price of approximately $78,600 and simultaneously leased them back to the seller pursuant to nine separate operating leases having terms ranging from 27 months to 42 months. Pursuant to ASC 805-50, the entire purchase price was allocated to the underlying shipping containers. As of December 31, 2016 the nine operating leases had expired, the assets continue to earn per diems until the point at which they are returned.

4.	DEBT
Term Loan Payable
On September 5, 2012, the Company entered in to a Term Loan Agreement (the “Term Loan”) with Deutsche Bank AG, Cayman Islands Branch (the “Lender”) for an initial aggregate amount of $125,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Term Loan was amended to provide for an additional borrowing of $53,000 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Term Loan bear interest at either (i) LIBOR plus 3% or (ii) a Base Rate (equal to the higher of the Prime Rate or the Federal Funds Rate, plus 0.50%) plus a spread of 0.25%. In addition, an administrative agent fee calculated at a rate of 0.50% per annum is also payable. In April 2013, the administrative agent fee rate was reduced to 0.25%. In October 2014, the LIBOR spread was reduced to 2.75%. All borrowings under the Term Loan as of December 31, 2016 and 2015 were LIBOR based borrowings and the interest rate at December 31, 2016 and 2015 was approximately 3.33% and 2.97%, respectively (exclusive of the administrative agent fee). The Term Loan is secured by the Company’s interest in the shipping containers and related direct finance leases and operating lease agreements. Interest expense on the Term Loan for year ended December 31, 2016, 2015 and 2014 was $1,643, $2,459 and $3,758, respectively, exclusive of administrative agent fees of $128, $210 and $304, respectively.
Pursuant to the Term Loan agreement, amounts realized by the Company from its operations during each Collection Period, as defined, are accumulated as restricted cash in a Collection Account for disbursement according to payment priorities specified in the Term Loan agreement. Payments of principal and interest on the Term Loans will be made solely to the extent there are funds available and will be paid in accordance with the priorities specified in the Term Loan agreement. Residual amounts remaining in the Collection Account after payment of required obligations are released to the Company. During the year ended December 31, 2016, repayments under the Term Loan totaled $32,360, further repayments are dependent solely on the cash available subject to the priority of payments.
Class B Term Loan Payable to Affiliates
On September 5, 2012, the Company entered in to a Class B Term Loan Agreement (the "Class B Loan”) with its members, pursuant to which it borrowed an initial aggregate amount of $25,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Class B Loan was amended to provide for an additional borrowing of approximately $15,100 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Class B Loan are unsecured and bear interest at a rate of 2%. Interest expense on the Class B Loan for the years ended December 31, 2016, 2015 and 2014 was approximately $368, $411 and $545, respectively. Payments of principal and interest on the Class B Loan will be made solely to the extent there are sufficient funds available after satisfaction of senior payment priorities as delineated in the

Term Loan agreement. During the year ended December 31, 2016, repayments under the Class B Loan totaled $407, further repayments are dependent solely on the cash available after the satisfaction of the senior payments.

5.	SYNDICATION LIABILITIES
In connection with the acquisition of the DFL’s in September 2012, the Company assumed syndication liabilities to third parties relating to four of the acquired DFL contracts. At acquisition, the syndication liabilities had remaining terms equal to the remaining terms of the associated DFL contracts, which ranged from 28 months to 42 months. The acquisition date fair value ascribed to these obligations was approximately $19,500. Interest on the syndication liabilities is recognized using the effective interest method at rates which range from 2.30% to 4.44%. Interest expense recognized on the syndication liabilities amounted to approximately $305, $342 and $561 during the year ended December 31, 2016, 2015 and 2014. The obligations pursuant to these arrangements are non-recourse to the Company and the sole source of payment for these obligations is the cash flows generated from the underlying DFL contracts.
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
Scheduled repayments of the syndication liabilities for the remaining terms of the associated DFL contracts summarized as follows:

2017	1,207
Total	$1,207

6.	MANAGEMENT AGREEMENT
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
The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, term loan payable and syndication liabilities. The fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued liabilities approximates their carrying values because of their short term nature.

The fair value of the term loan payable is based on inputs classified as Level 2 in the fair value hierarchy and approximates its carrying value because such loan bears interest at a floating market rate for similar types of loans.

8.	SUBSEQUENT EVENTS
The Company has evaluated whether any material events have occurred subsequent to the balance sheet date through February 24, 2017 the date the consolidated financial statements were available to be issued.

OTHER FINANCIAL INFORMATION

Intermodal Finance I Ltd.
Consolidating Balance Sheet
(dollar amounts in thousands)
December 31, 2016

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$985	$3,264	$—	$4,249
Restricted cash	1,121	—	—	1,121
Accounts receivable	1,814	—	—	1,814
Leasing equipment, net of accumulated depreciation of $8,398	19,007	—	—	19,007
Net investment in direct finance leases	5,245	12,025	—	17,270
Other assets	9	—	—	9
Due from affiliates	13,665	—	(13,665)	—
Total assets	$41,846	$15,289	$(13,665)	$43,470

LIABILITIES
Accounts payable and accrued liabilities	$46	$—	$—	$46
Management fees payable	145	—	—	145
Accrued interest payable	12	—	—	12
Accrued interest payable to affiliates	310	—	—	310
Term loan payable	32,485	—	—	32,485
Loans payable to affiliates	18,080	—	—	18,080
Syndication liabilities	—	1,207	—	1,207
Other liabilities	—	417	—	417
Due to affiliate	—	13,665	(13,665)	—
Total liabilities	51,078	15,289	(13,665)	52,702
Members’ equity	(9,232)	—	—	(9,232)
Total liabilities and members’ equity	$41,846	$15,289	$(13,665)	$43,470

Intermodal Finance I Ltd.
Consolidating Balance Sheet
(dollar amounts in thousands)
December 31, 2015

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$1,544	$3,252	$—	$4,796
Restricted cash	2,117	—	—	2,117
Accounts receivable	1,153	—	—	1,153
Leasing equipment, net of accumulated depreciation of $7,305	47,735	—	—	47,735
Net investment in direct finance leases	10,713	23,548	—	34,261
Other assets	31	—	—	31
Due from affiliates	23,599	—	(23,599)	—
Total assets	$86,892	$26,800	$(23,599)	$90,093

LIABILITIES
Accounts payable and accrued liabilities	$60	$—	$—	$60
Management fees payable	80	—	—	80
Accrued interest payable	13	—	—	13
Accrued interest payable to affiliates	1	—	—	1
Term loan payable	64,504	—	—	64,504
Loans payable to affiliates	18,487	—	—	18,487
Syndication liabilities	—	3,201	—	3,201
Other liabilities	458	—	—	458
Due to affiliate	—	23,599	(23,599)	—
Total liabilities	83,603	26,800	(23,599)	86,804
Members’ equity	3,289	—	—	3,289
Total liabilities and members’ equity	$86,892	$26,800	$(23,599)	$90,093

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2016

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$7,506	$—	$—	$7,506
Finance revenue	602	1,608	—	2,210
Participation income-affiliate	1,109	—	(1,109)	—
Total revenues	9,217	1,608	(1,109)	9,716

EXPENSES
Direct operating expenses	1,691	89	—	1,780
Management fee	1,225	—	—	1,225
Depreciation and amortization	5,815	—	—	5,815
Interest expense	1,922	305	—	2,227
Interest expense-affiliates	368	—	—	368
General and administrative expense	233	—	—	233
Impairment expense	6,016	—	—	6,016
Participation expense-affiliate	—	1,109	(1,109)	—
Bad debt expense	—	105	—	105
Total expenses	17,270	1,608	(1,109)	17,769

OTHER (LOSS)
Other income	1,197	—	—	1,197
Loss on disposal of equipment	(5,225)	—	—	(5,225)
Total other (loss)	(4,028)	—	—	(4,028)

NET LOSS	$(12,081)	$—	$—	$(12,081)

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2015

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$11,877	$—	$—	$11,877
Finance revenue	1,490	2,655	—	4,145
Participation income-affiliate	2,080	—	(2,080)	—
Total revenues	15,447	2,655	(2,080)	16,022

EXPENSES
Direct operating expenses	106	195	—	301
Management fee	992	—	—	992
Depreciation and amortization	3,659	—	—	3,659
Interest expense	2,735	342	—	3,077
Interest expense-affiliates	411	—	—	411
General and administrative expense	471	38	—	509
Impairment expense	20,604	—	—	20,604
Participation expense-affiliate	—	2,080	(2,080)	—
Total expenses	28,978	2,655	(2,080)	29,553

OTHER (LOSS)
Other income	247	—	—	247
Loss on disposal of equipment	(766)	—	—	(766)
Total other (loss)	(519)	—	—	(519)

NET LOSS	$(14,050)	$—	$—	$(14,050)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report.
Internal Control over Financial Reporting
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as we continued to qualify as an Emerging Growth Company status under the JOBS Act for the year ending December 31, 2016, which permits us to provide only management’s report in this Annual Report on Form 10-K.
Item 9B. Other Information
None.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.
Item 11. Executive Compensation
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.
Item 14.     Principal Accountant Fees and Services
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.

PART IV
Item 15.     Exhibits

See Index to Exhibits immediately following the signature page of this this Form 10-K.
Item 16. Form 10-K Summary
None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	February 24, 2017
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 24, 2017
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	February 24, 2017
Scott Christopher
Interim Chief Financial Officer and
Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	February 24, 2017
Paul R. Goodwin
Director

By:	/s/ Ray M. Robinson	Date:	February 24, 2017
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 24, 2017
Martin Tuchman
Director

INDEX TO EXHIBITS

	Exhibit No.	Description
	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
3.2
Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

3.3
First Amendment to Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).

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

10.7
Trust Indenture and Security Agreement between the District and The Bank of New York Mellon Trust Company, National Association, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).

10.8
Standby Bond Purchase Agreement among the Port of Beaumont Navigation District of Jefferson County, Texas, The Bank of New York Mellon Trust Company, National Association, Jefferson Railport Terminal II Holdings LLC and Jefferson Railport Terminal II LLC dated as of February 1, 2016 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).

10.9
Capital Call Agreement, by and among Fortress Transportation and Infrastructure Investors LLC, FTAI Energy Holdings LLC, FTAI Partner Holdings LLC, FTAI Midstream GP Holdings LLC, FTAI Midstream GP LLC, FTAI Midstream Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II Holdings LLC, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).

10.10
Fee and Support Agreement, among FTAI Energy Holdings LLC, FEP Terminal Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II LLC, dated as of March 7, 2016 (incorporated by reference to Exhibit 10.10 of the Company's Amended Annual Report on Form 10-K/A, filed on April 29, 2016).

10.11
Lease and Development Agreement (Facilities Lease), dated as of February 1, 2016, by and between the Port of Beaumont Navigation District of Jefferson County, Texas and Jefferson Railport Terminal II LLC (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).

	10.12	Deed of Trust of Jefferson Railport Terminal II LLC, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
10.13
Credit Agreement, dated January 23, 2017, among Fortress Transportation and Infrastructure Investors LLC, as holdings, Fortress Worldwide Transportation and Infrastructure General Partnership, as IntermediateCo, WWTAI Finance Ltd., as Borrower, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on January 27, 2017).

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