Form 10-Q
period 2017-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2017-05-05
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017 OR

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

(Registrant’s telephone number, including area code) (212) 798-6100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 75,762,674 common shares representing limited liability company interests outstanding at May 4, 2017.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	Notes	March 31,	December 31,
(Dollar amounts in thousands, except share and per share data)		2017	2016
Assets
Cash and cash equivalents	2	$221,222	$68,055
Restricted cash	2	56,032	65,441
Accounts receivable, net		22,616	21,358
Leasing equipment, net	3	829,275	765,455
Finance leases, net	4	9,607	9,717
Property, plant, and equipment, net	5	363,775	352,181
Investments (includes $30,821 and $17,630 available-for-sale securities at fair value as of March 31, 2017 and December 31, 2016, respectively)	6	58,181	39,978
Intangible assets, net	7	36,638	38,954
Goodwill		116,584	116,584
Other assets	2	45,168	69,589
Total assets		$1,759,098	$1,547,312

Liabilities
Accounts payable and accrued liabilities		$33,362	$38,239
Debt, net	8	495,482	259,512
Maintenance deposits		52,216	45,394
Security deposits		21,636	19,947
Other liabilities		19,841	18,540
Total liabilities		$622,537	$381,632

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,762,674 and 75,750,943 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)		758	758
Additional paid in capital		1,059,904	1,084,757
Accumulated deficit		(43,247)	(38,833)
Accumulated other comprehensive income		11,989	7,130
Shareholders' equity		1,029,404	1,053,812
Non-controlling interest in equity of consolidated subsidiaries		107,157	111,868
Total equity		1,136,561	1,165,680
Total liabilities and equity		$1,759,098	$1,547,312

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

		Three Months Ended March 31,
(Dollar amounts in thousands, except share and per share data)	Notes	2017	2016
Revenues
Equipment leasing revenues		$31,388	$19,575
Infrastructure revenues		13,285	11,878
Total revenues	10	44,673	31,453

Expenses
Operating expenses		21,013	14,358
General and administrative		3,835	2,588
Acquisition and transaction expenses		1,452	1,059
Management fees and incentive allocation to affiliate	13	3,893	4,348
Depreciation and amortization	3, 5, 7	17,377	13,217
Interest expense		4,694	5,303
Total expenses		52,264	40,873

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	6	(1,266)	85
Gain on sale of equipment and finance leases, net		2,018	1,722
Loss on extinguishment of debt	8	(2,456)	(1,579)
Interest income		283	9
Other income		12	40
Total other (expense) income		(1,409)	277

Loss before income taxes		(9,000)	(9,143)
Provision for (benefit from) income taxes	12	212	(66)
Net loss		(9,212)	(9,077)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,798)	(3,295)
Net loss attributable to shareholders		$(4,414)	$(5,782)

Basic and Diluted Loss per Share	15	$(0.06)	$(0.08)
Weighted Average Shares Outstanding:
Basic		75,762,283	75,727,369
Diluted		75,762,283	75,727,369

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2017	2016
Net loss	$(9,212)	$(9,077)
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	—	(97)
Change in fair value of available-for-sale securities	4,859	—
Comprehensive loss	(4,353)	(9,174)
Comprehensive loss attributable to non-controlling interest	(4,798)	(3,295)
Comprehensive income (loss) attributable to shareholders	$445	$(5,879)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollar amounts in thousands)	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	$758	$1,084,757	$(38,833)	$7,130	$111,868	$1,165,680
Comprehensive loss:
Net loss for the period			(4,414)		(4,798)	(9,212)
Other comprehensive income			—	4,859	—	4,859
Total comprehensive (loss) income			(4,414)	4,859	(4,798)	(4,353)
Dividends declared		(25,013)			—	(25,013)
Issuance of common shares		160			—	160
Equity-based compensation		—			87	87
Equity - March 31, 2017	$758	$1,059,904	$(43,247)	$11,989	$107,157	$1,136,561

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(9,212)	$(9,077)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses (earnings) of unconsolidated entities	1,266	(85)
Gain on sale of equipment and finance leases, net	(2,018)	(1,722)
Loss on extinguishment of debt	2,456	1,579
Equity-based compensation	87	(3,963)
Depreciation and amortization	17,377	13,217
Change in current and deferred income taxes	209	(389)
Change in fair value of non-hedge derivative	—	3
Amortization of lease intangibles and incentives	1,949	1,637
Amortization of deferred financing costs	1,133	585
Operating distributions from unconsolidated entities	—	30
Bad debt expense	31	32
Other	37	138
Change in:
Accounts receivable	(1,626)	(1,769)
Other assets	11,227	(2,849)
Accounts payable and accrued liabilities	(4,992)	(1,284)
Management fees payable to affiliate	(347)	(81)
Other liabilities	103	199
Net cash provided by (used in) operating activities	17,680	(3,799)

Cash flows from investing activities:
Change in restricted cash	9,409	(2,917)
Investment in notes receivable	—	(408)
Investment in unconsolidated entities and available for sale securities	(14,654)	—
Principal collections on finance leases	110	2,204
Acquisition of leasing equipment	(67,695)	(27,317)
Acquisition of property plant and equipment	(14,796)	(8,622)
Purchase deposit for aircraft and aircraft engines	(1,120)	(3,275)
Proceeds from sale of finance leases	—	71,000
Proceeds from sale of leasing equipment	9,834	4,392
Proceeds from sale of property, plant and equipment	52	36
Proceeds from deposit on sale of leasing equipment	60	—
Return of capital distributions from unconsolidated entities	—	401
Net cash (used in) provided by investing activities	$(78,800)	$35,494

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2017	2016
Cash flows from financing activities:
Proceeds from debt	$235,411	$103,158
Repayment of debt	(1,562)	(146,410)
Payment of deferred financing costs	(366)	(2,494)
Receipt of security deposits	1,425	455
Return of security deposits	(32)	(124)
Receipt of maintenance deposits	4,424	3,071
Release of maintenance deposits	—	(5,385)
Capital contributions from non-controlling interests	—	6,420
Cash dividends	(25,013)	(24,177)
Net cash provided by (used in) financing activities	$214,287	$(65,486)

Net increase (decrease) in cash and cash equivalents	153,167	(33,791)
Cash and cash equivalents, beginning of period	68,055	381,703
Cash and cash equivalents, end of period	$221,222	$347,912

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$—	$44,342
Proceeds from borrowings of debt	108,089	—
Repayment of debt	(100,000)	—
Acquisition of leasing equipment	(18,324)	(1,920)
Acquisition of property, plant and equipment	(303)	(353)
Settled and assumed security deposits	296	(176)
Billed, assumed and settled maintenance deposits	2,398	173
Deferred financing costs	(9,117)	(3,072)
Common share issuance costs	160	112
Dividends payable	—	(827)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of aviation equipment, offshore energy equipment and shipping containers, and also owns and operates a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”) and deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”). The Company has six reportable segments, Aviation Leasing, Offshore Energy, Shipping Containers, Jefferson Terminal, Railroad, and Ports and Terminals, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 14).

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

WWTAI IES MT6015 Ltd
The Company has an interest in WWTAI IES MT6015 Ltd. (“MT6015”), an entity formed in 2014 which had entered into a contract with a shipbuilder for the construction of an offshore multi service / inspection, maintenance and repair vessel (the “Vessel”) for a price of approximately $75,000. A subsidiary of the Company and a third party each hold a 50% interest in MT6015 and have equal representation on its board of directors. In connection with the initial capitalization of MT6015, another subsidiary of the Company provided the third party partner with a $3,725 loan which was utilized by the third party partner to fund its equity contribution to MT6015. In addition, the agreement provides the Company with disproportionate voting rights, in certain situations, as defined in the agreement. Accordingly, the Company determined that MT6015 is a VIE and that it was the primary beneficiary; accordingly, MT6015 has been presented on a consolidated basis in the accompanying financial statements.
During the second quarter of 2016, the Company determined not to proceed with the purchase of the Vessel. The shipbuilder delivered a notice of termination of the shipbuilding contract to MT6015 in July 2016. Correspondingly, in the second quarter of 2016, the Company recorded an impairment in its MT6015 investment of $7,450. The shipbuilder has no further recourse to the Company.
JGP Energy Partners LLC
During the quarter ended September 30, 2016, the Company initiated activities in its 50% owned joint venture, JGP Energy Partners LLC (“JGP”). The other 50% member to the joint venture is a third party ethanol producer. The purpose of the venture is to build storage capacity with capabilities to receive and/or distribute ethanol via water, rail or truck. Each member agreed to contribute up to $27,000 (for a total of $54,000) for the development and construction of the ethanol terminal facilities. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a VIE. The Company concluded that it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and accounts for this investment in accordance with the equity method. Refer to Note 6 for details.
Delaware River Partners LLC
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. The Company currently holds a 90% economic interest and a 100% voting interests in DRP. DRP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. The Company has the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, the Company concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity; and, therefore $5,321 was recorded in other liabilities on the Company’s Consolidated Balance Sheets. The remaining 2% economic non-controlling interest was valued at $641 at the acquisition date.
Cash and Cash Equivalents—The Company considers all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash of $56,032 and $65,441 as of March 31, 2017 and December 31, 2016, respectively, consists of prepaid interest and principal pursuant to the requirements of certain of the Company’s debt agreements (Note 8), and funds set aside for qualifying constructions projects at Jefferson Terminal.
Available-For-Sale Securities—The Company considers listed equity securities as available-for-sale securities recorded at fair value with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. The Company’s basis on which the cost of the security sold or the amount reclassified out of other comprehensive income into earnings is determined using specific identification. Available-for-sale securities are included as a component of investments on the accompanying Consolidated Balance Sheets. At each balance sheet date, the Company evaluates its available for sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred. Refer to Note 6 and 9 for details.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $12,493 and $6,489 as of March 31, 2017 and December 31, 2016, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. Amortization expense of $1,133 and $585 for the three months ended March 31, 2017 and 2016, respectively, are included as a component of interest expense in the accompanying Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance lease and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three months ended March 31, 2017, the Company had no revenue concentration over 10% of total revenue from any one customer. During the three months ended March 31, 2016, the Company earned approximately 12% of its revenue from one customer in the Jefferson Terminal segment.
As of March 31, 2017, accounts receivable from two customers in the Offshore Energy segment each represented 15% and 17% of total accounts receivable, net. As of December 31, 2016, accounts receivable from two customers in the Offshore Segment each represented 22% and 18% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at March 31, 2017 and December 31, 2016 was $430 and $418, respectively. Bad debt expense was $31 and $32 for the three months ended March 31, 2017 and 2016, respectively.
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
Other Assets—Other assets is primarily comprised of notes receivables of $22,513 and $22,469, leasing equipment purchase deposits of $1,873 and $13,701, capitalized costs for potential asset acquisitions of $2,749 and $2,116, prepaid expenses of $2,233 and $3,440, and receivables of $9,244 and $21,501 as of March 31, 2017 and December 31, 2016, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the first quarter ended March 31, 2017, the Board of Directors declared a cash dividend of $0.33 per share. For the first quarter ended March 31, 2016, the Board of Directors declared a cash dividend of $0.33 per share.
Recent Accounting Pronouncements—In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and the previous parameters for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  The standard will be effective for fiscal years beginning after December 15, 2016, with earlier adoption permitted. The adoption of this standard did not have a material impact on our financial statements during the first quarter of 2017.
In March 2016, the FASB issued ASU 2016-06, Contingent put and call options in debt instruments (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. ASU 2016-06 will be effective fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-06 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires the income tax effects of awards to be recognized in the income statement when the awards vest or are settled, increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification, and allow recognizing forfeitures of awards as they occur. ASU 2016-09 will be effective beginning in the first quarter of 2017, with early adoption permitted. The Company adopted ASU 2016-09 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-17 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)(“ASU 2017-01”). ASU 2017-01 clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses or assets. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
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
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) : Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amendments the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in ASU 2017-05 also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

ASU 2017-05 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. ASU 2017-06 will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements but does not except any material impact on its financial statements.

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2017	December 31, 2016
Leasing equipment	$926,164	$849,565
Less: Accumulated depreciation	(96,889)	(84,110)
Leasing equipment, net	$829,275	$765,455
During the three months ended March 31, 2017, the Company acquired six aircraft and twelve commercial jet engines, and sold one aircraft.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Depreciation expense for leasing equipment	$13,173	$9,292

4.	FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	March 31, 2017	December 31, 2016
Finance leases	$17,524	$18,022
Unearned revenue	(7,917)	(8,305)
Finance leases, net	$9,607	$9,717
As of March 31, 2017, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2017	$1,510
2018	2,008
2019	2,008
2020	2,013
2021	2,008
Thereafter	7,977
Total	$17,524

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2017	December 31, 2016
Land, site improvements and rights	$57,617	$57,617
Construction in progress	63,921	49,605
Buildings and improvements	3,194	2,750
Crude oil terminal machinery and equipment	236,732	236,652
Track and track related assets	22,956	22,948
Railroad equipment	1,101	1,091
Railcars and locomotives	2,931	2,909
Computer hardware and software	391	388
Furniture and fixtures	418	405
Vehicles	985	985
	390,246	375,350
Less: Accumulated depreciation	(29,317)	(26,002)
Spare parts	2,846	2,833
Property, plant and equipment, net	$363,775	$352,181
During the three months ended March 31, 2017, additional property, plant and equipment of $14,960 was acquired, consisting primarily of construction in progress, buildings and improvements, crude oil machinery and equipment, and railcars and locomotives.
During the three months ended March 31, 2017, disposals of property, plant and equipment totaled $52. During the three months ended March 31, 2016, disposals of property, plant and equipment totaled $36, mainly related to railroad equipment, vehicles, and furniture and fixtures.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Depreciation expense for property, plant and equipment	$3,304	$3,026

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2017	December 31, 2016
Listed securities	Available-for-sale	2%	$30,821	$17,630
Advanced Engine Repair JV	Equity method	25%	14,264	15,000
JGP Energy Partners LLC	Equity method	50%	9,522	3,266
Intermodal Finance I, Ltd.	Equity method	51%	3,574	4,082
Investments			$58,181	$39,978

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Available-for-sale securities

Equity Securities
December 31, 2016	$17,630
Purchases	8,332
Unrealized Gains	4,859
March 31, 2017	$30,821

Cost	$18,833
The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2017.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15,000 for 25% interest in an advanced engine repair joint venture. The Company will initially focus on developing new costs savings programs for engine repairs. The primary financial activities for the joint venture relate to member contributions and therefore its summary financial information has not been presented. The Company’s proportionate share of equity in losses was $736 for the three months ended March 31, 2017.
JGP
In 2016, the Company initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method. The primary financial activities for JGP relate to member investments and therefore JGP summary financial information has not been presented. The Company’s proportionate share of equity in losses was $65 for the three months ended March 31, 2017.
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
As of March 31, 2017, Intermodal owns a portfolio of multiple finance leases, representing five customers and comprising approximately 52,000 shipping containers, as well as a portfolio of approximately 20,000 shipping containers subject to multiple operating leases. The Company’s proportionate share of equity in (losses) earnings was $(465) and $85 for the three months ended March 31, 2017 and 2016, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	March 31, 2017
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$26,596	$—	$—	$26,596
Less: Accumulated amortization	(16,405)	—	—	(16,405)
Acquired favorable lease intangibles, net	10,191	—	—	10,191
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(9,160)	(131)	(9,291)
Acquired customer relationships, net	—	26,353	94	26,447
Total intangible assets, net	$10,191	$26,353	$94	$36,638

Intangible liabilities
Acquired unfavorable lease intangibles	$2,305	$—	$—	$2,305
Less: Accumulated amortization	(760)	—	—	(760)
Acquired unfavorable lease intangibles, net	$1,545	$—	$—	$1,545

	December 31, 2016
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$26,605	$—	$—	$26,605
Less: Accumulated amortization	(14,998)	—	—	(14,998)
Acquired favorable lease intangibles, net	11,607	—	—	11,607
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(8,271)	(120)	(8,391)
Acquired customer relationships, net	—	27,242	105	27,347
Total intangible assets, net	$11,607	$27,242	$105	$38,954

Intangible liabilities
Acquired unfavorable lease intangibles	$1,506	$—	$—	$1,506
Less: Accumulated amortization	(627)	—	—	(627)
Acquired unfavorable lease intangibles, net	$879	$—	$—	$879

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2017	2016
Lease intangibles	Equipment leasing revenues	$1,282	$1,578
Customer relationships	Depreciation and amortization	900	899
Total		$2,182	$2,477
As of March 31, 2017, estimated net annual amortization of intangibles is as follows:

Total
2017	$5,564
2018	7,007
2019	5,401
2020	4,055
2021	3,591
Thereafter	9,475
Total	$35,093

8.	DEBT, NET
The Company’s debt, net is summarized as follows:

	March 31, 2017	December 31, 2016
Loans payable
FTAI Pride Credit Agreement	$59,375	$60,937
CMQR Credit Agreement	13,625	12,625
Total loans payable	73,000	73,562
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,682 and $1,697 at March 31, 2017 and December 31, 2016, respectively)	45,872	45,887
Series 2016 Bonds	144,200	144,200
Senior Notes (including unamortized discount of $7,449 at March 31, 2017)	242,551	—
Total bonds payable	432,623	190,087
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,352
Total note payable to non-controlling interest	2,352	2,352

Debt	507,975	266,001
Less: Debt issuance costs	(12,493)	(6,489)
Total debt, net	$495,482	$259,512

Total debt due within one year	$6,516	$8,078

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

FTAI Pride Credit Agreement—On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a financial institution for a term loan in an aggregate amount of $75,000. The loan proceeds were used in connection with the acquisition of an offshore construction vessel. The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1,562 beginning in the quarter ending December 31, 2015, through its maturity and can be prepaid without penalty at any time. The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%.
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later.
CMQR Credit Agreement—On March 28, 2016, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $10,000 to $20,000 and to extend the maturity date to September 18, 2018. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of March 31, 2017 was 3.41%.
The CMQR Credit Agreement is also indirectly supported by Fortress Transportation and Infrastructure Investors LLC (the “Sponsor”). In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to a total of $29,000 in capital from the Sponsor, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the Sponsor. The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR.
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
Term Loan—On January 23, 2017, Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loan are to be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Term Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to the Company’s right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during three months ended March 31, 2017, the Company recorded a loss on extinguishment of debt of $2,456.
Senior Notes—On March 15, 2017, Company issued $250,000 aggregate principal amount of 6.75% senior unsecured notes due 2022 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 15, 2017, between the Company and U.S. Bank National Association, as trustee.
The Senior Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2017, to persons who are registered holders of the Senior Notes on the immediately preceding March 1 and September 1, respectively.
The Senior Notes mature on March 15, 2022. Prior to March 15, 2020, the Company may redeem some or all of the Senior Notes at a redemption price equal to 100.00% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, plus a “make-whole” premium.  On or after March 15, 2020, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices equal to (i) 105.063% beginning on March 15, 2020, and (ii) 100.000% beginning on March 15, 2021 and thereafter, plus, in each case, accrued and unpaid interest, if any, to, but not including, the applicable redemption date.  In addition, at any time on or prior to March 15, 2020, the Company may at any time redeem up to 40% of the aggregate principal amount of the Senior Notes using net proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
The Company used a portion of the proceeds to fully repay all outstanding indebtedness under the Company’s Term Loan in the amount of $100,000, payment of fees related to the issuance of Senior Notes, and to fund the purchase of additional investments. The Company intends to use the remainder of the proceeds for general corporate purposes, including the funding of future investments.
Note Payable to Non-Controlling Interest—In May 2013, in connection with the capitalization of a consolidated subsidiary, the Company and the owner of the non-controlling interest loaned approximately $18,275 and $3,225, respectively, to the entity in proportion to their respective ownership percentages of 85% and 15%. The loans bear interest at an annual rate of 5% and mature in May 2021. The loan amount funded by the Company and related interest have been eliminated in consolidation.
The Company was in compliance with all debt covenants as of March 31, 2017.

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
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2017	March 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$221,222	$221,222	$—	$—	Market
Restricted cash	56,032	56,032	—	—	Market
Available-for-sale securities	30,821	30,821	—	—	Market
Total	$308,075	$308,075	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2016	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$68,055	$68,055	$—	$—	Market
Restricted cash	65,441	65,441	—	—	Market
Available-for-sale securities	17,630	17,630	—	—	Market
Total	$151,126	$151,126	$—	$—
At March 31, 2017 and December 31, 2016, the Company had no liabilities that were measured at fair value on a recurring basis.
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
The Company’s notes receivable at March 31, 2017 and December 31, 2016, which is included as a component of other assets on the accompanying Consolidated Balance Sheets, consist of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At March 31, 2017 and December 31, 2016, the Company’s notes receivable also included a $17,935 and $17,935, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site. The fair value of these notes receivable approximate carrying value and are classified as Level 3 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $46,669 and $46,488, respectively, at March 31, 2017 and December 31, 2016, based upon market prices for similar municipal securities. The fair value of Series 2016 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $149,980 and $149,575 at March 31, 2017 and December 31, 2016, respectively, based upon market prices for similar municipal securities. The fair value of Senior Notes, reported in debt, net on the Consolidated Balance Sheets, was approximately $242,551 as of March 31, 2017 as the carrying value approximates the market prices, and is classified as Level 2 within the fair value hierarchy. The fair values of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10. REVENUES
Components of revenue are as follows:

	Three Months Ended March 31, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$17,635	$611	$—	$—	$—	$—	$18,246
Maintenance revenue	12,669	—	—	—	—	—	12,669
Finance lease income	—	386	—	—	—	—	386
Other revenue	2	60	25	—	—	—	87
Total equipment leasing revenues	30,306	1,057	25	—	—	—	31,388
Infrastructure revenues
Lease income	—	—	—	—	—	16	16
Rail revenues	—	—	—	—	8,403	—	8,403
Terminal services revenues	—	—	—	4,866	—	—	4,866
Total infrastructure revenues	—	—	—	4,866	8,403	16	13,285
Total revenues	$30,306	$1,057	$25	$4,866	$8,403	$16	$44,673

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$12,847	$75	$—	$—	$—	$—	$12,922
Maintenance revenue	5,106	—	—	—	—	—	5,106
Finance lease income	—	410	1,112	—	—	—	1,522
Other revenue	—	—	25	—	—	—	25
Total equipment leasing revenues	17,953	485	1,137	—	—	—	19,575
Infrastructure revenues
Lease income	—	—	—	—	—	—	—
Rail revenues	—	—	—	—	7,999	—	7,999
Terminal services revenues	—	—	—	3,879	—	—	3,879
Total infrastructure revenues	—	—	—	3,879	7,999	—	11,878
Total revenues	$17,953	$485	$1,137	$3,879	$7,999	$—	$31,453
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of March 31, 2017:

Total
2017	$52,645
2018	48,876
2019	33,729
2020	22,998
2021	13,943
Thereafter	3,326
Total	$175,517

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
As of March 31, 2017, the Incentive Plan provides for the issuance of up to 30 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense (income) related to its stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2017	2016
Stock Options	$—	$—	$—
Restricted Shares	59	(4,168)	24,644
Common Units	28	205	61
Total	$87	$(3,963)	$24,705
Stock Options

	Options	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Stock options outstanding and exercisable as of January 1, 2017	15,000	$16.98	0	8.40
Granted	—	—	—	—
Exercised	—	—	—	N/A
Forfeited and canceled	—	—	—	N/A
Stock options outstanding and exercisable as of March 31, 2017	15,000	$16.98	$—	8.15
Restricted Shares

	Restricted Shares	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Restricted shares outstanding and exercisable as of January 1, 2017	1,302,388	$19.06	$24,824	0.74
Granted	—	—	—	—
Less: vested	—	—	—	N/A
Less: forfeited and canceled	—	—	—	N/A
Restricted shares outstanding and exercisable as of March 31, 2017	1,302,388	$19.06	$24,824	0.49
The Company granted equity based compensation awards in a subsidiary consisting of 1.3 million restricted shares in exchange for services. The first award for 1.25 million restricted shares had a grant date fair value of $23,879. The fair value was determined on the grant date, August 27, 2014, using the market approach assuming no forfeitures. The shares vest in three tranches over three years, subject to continued employment and achievement of three separate performance conditions based on EBITDA for that subsidiary. The compensation expense will be recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved and expires in August 2017. During the first quarter of 2016, the achievement of all performance conditions was deemed not probable and, accordingly, the $4,402 expense previously recognized was reversed in operating expenses in the Consolidated Statement of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The second award of 42,000 restricted shares had a grant day fair value of $800 using the market approach and assuming no forfeited awards. The award vests over four years, provided the employee remains employed by the Company. During the first quarter of 2016 the employment ended at which time 50% of the award was vested and 50% was forfeited per the terms of the agreement with the employee. In lieu of delivering the vested shares, the Company paid $200 in cash to the former employee in accordance with the amended terms of the agreement during the second quarter of 2016, effectively terminating and canceling the awards.
The third award of 52,388 restricted shares had a grant date fair value of $942. The fair value was determined on the grant date, November 9, 2016, using the discounted cash flows model. The shares vest over four years, subject to continued employment through June 2020. The compensation expense will be recognized ratably through the fourth anniversary of the employee’s start date. During the three months ended March 31, 2017, no shares were vested.
The fair value of the third award is based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement date.
Common Units

	Common Units	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Common units outstanding and exercisable as of January 1, 2017	83,333	$1.34	$112	0.77
Granted	—	—	—	—
Less: vested	—	—	—	N/A
Less: forfeited and canceled	—	—	—	N/A
Common units outstanding and exercisable as of March 31, 2017	83,333	$1.34	$112	0.52
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

12. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2017	2016
Current:
Federal	$121	$20
State and local	53	31
Foreign	21	10
Total current provision	195	61

Deferred:
Federal	4	4
State and local	—	—
Foreign	13	(131)
Total deferred provision	17	(127)

Total provision for (benefit from) income taxes	$212	$(66)
The Company is taxed as a flow-through entity for U.S. income tax purposes and its taxable income or loss generated is the responsibility of its owners. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to a significant portion of its income not being subject to U.S. corporate tax rates, or being deemed to be foreign sourced and thus either not taxable or taxable at effectively lower tax rates.
As of and for the period ended March 31, 2017, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2013. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2017.
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
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total management fees for the three months ended March 31, 2017 and 2016 were $3,893 and $4,348, respectively.

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
A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the three months ended March 31, 2017 and 2016.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the three months ended March 31, 2017 and 2016.
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
The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the three months ended March 31, 2017 and 2016, expense reimbursement of $2,204 and $1,758 was recorded in general and administrative expenses, respectively, and $1,150 and $1,013 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of March 31, 2017 and December 31, 2016, no amounts were recorded as a receivable from the Manager. As of March 31, 2017 and December 31, 2016, amounts due to the Manager or its affiliates of $1,304 and $1,697, excluding accrued management fees, respectively, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, amounts due to the Manager or its affiliates of $1,350 and $1,347, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of March 31, 2017 and December 31, 2016 an affiliate of the Company’s Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2017 and December 31, 2016 was $72,346 and $74,904, respectively. For the three months ended March 31, 2017 and 2016, the amount of this non-controlling interest share of net loss was $2,558 and $1,633, respectively.
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
14. SEGMENT INFORMATION
The Company’s reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. The Company has six reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. The Company’s reportable segments are (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad, and (vi) Ports and Terminals. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases. Shipping Containers consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations. Ports and Terminals consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware river with an underground storage cavern and multiple industrial development opportunities, and the investment in note receivable.
Corporate consists primarily of unallocated Company level general and administrative expenses, and management fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. The Company evaluates investment performance for each reportable segment primarily based on net income attributable to shareholders and Adjusted Net Income.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended March 31, 2017

	Three months ended March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$30,306	$1,057	$25	$—	$—	$—	$—	$31,388
Infrastructure revenues	—	—	—	4,866	8,403	16	—	13,285
Total revenues	30,306	1,057	25	4,866	8,403	16	—	44,673

Expenses
Operating expenses	1,419	3,543	—	7,613	7,544	894	—	21,013
General and administrative	—	—	—	—	—	—	3,835	3,835
Acquisition and transaction expenses	215	—	—	—	—	—	1,237	1,452
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,893	3,893
Depreciation and amortization	11,289	1,607	—	3,951	526	4	—	17,377
Interest expense	—	924	—	1,437	199	274	1,860	4,694
Total expenses	12,923	6,074	—	13,001	8,269	1,172	10,825	52,264

Other income (expense)
Equity in losses of unconsolidated entities	(736)	—	(465)	(65)	—	—	—	(1,266)
Gain on sale of equipment, net	2,032	—	—	—	(14)	—	—	2,018
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	83	3	—	197	—	—	—	283
Other income	—	—	—	12	—	—	—	12
Total other income (expense)	1,379	3	(465)	144	(14)	—	(2,456)	(1,409)
Income (loss) before income taxes	18,762	(5,014)	(440)	(7,991)	120	(1,156)	(13,281)	(9,000)
Provision for (benefit from) income taxes	193	2	(25)	39	—	3	—	212
Net income (loss)	18,569	(5,016)	(415)	(8,030)	120	(1,159)	(13,281)	(9,212)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(82)	(248)	—	(4,358)	4	(114)	—	(4,798)
Net income (loss) attributable to shareholders	$18,651	$(4,768)	$(415)	$(3,672)	$116	$(1,045)	$(13,281)	$(4,414)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Three months ended March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$19,059	$(4,766)	$(440)	$(3,614)	$142	$(1,042)	$(9,588)	$(249)
Add: Non-controlling share of adjustments to Adjusted Net Income								39
Add: Equity in losses of unconsolidated entities								(1,266)
Add: Cash payments for income taxes								3
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,266
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(2,456)
Less: Acquisition and transaction expenses								(1,452)
Less: Equity-based compensation income								(87)
Less: Provision for income taxes								(212)
Net loss attributable to shareholders								$(4,414)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three months ended March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$2,367	$—	$—	$—	$—	$—	$2,367
Asia	14,769	671	25	—	—	—	15,465
Europe	11,470	—	—	—	—	—	11,470
North America	1,405	386	—	4,866	8,403	16	15,076
South America	295	—	—	—	—	—	295
Total revenues	$30,306	$1,057	$25	$4,866	$8,403	$16	$44,673

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended March 31, 2016

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$17,953	$485	$1,137	$—	$—	$—	$—	$19,575
Infrastructure revenues	—	—	—	3,879	7,999	—	—	11,878
Total revenues	17,953	485	1,137	3,879	7,999	—	—	31,453

Expenses
Operating expenses	817	3,601	30	2,688	7,222	—	—	14,358
General and administrative	—	—	—	—	—	—	2,588	2,588
Acquisition and transaction expenses	—	—	—	—	—	—	1,059	1,059
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	4,348	4,348
Depreciation and amortization	7,427	1,588	—	3,676	526	—	—	13,217
Interest expense	—	935	410	3,804	154	—	—	5,303
Total expenses	8,244	6,124	440	10,168	7,902	—	7,995	40,873

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	85	—	—	—	—	85
Gain (loss) on sale of equipment and finance leases, net	1,208	—	304	—	210	—	—	1,722
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	—	(1,579)
Interest income	1	2	—	6	—	—	—	9
Other (expense) income	—	—	(2)	42	—	—	—	40
Total other income (expense)	1,209	2	387	(1,531)	210	—	—	277
Income (loss) before income taxes	10,918	(5,637)	1,084	(7,820)	307	—	(7,995)	(9,143)
Provision (benefit from) for income taxes	(97)	—	(4)	35	—	—	—	(66)
Net income (loss)	11,015	(5,637)	1,088	(7,855)	307	—	(7,995)	(9,077)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	97	(247)	—	(3,156)	13	—	(2)	(3,295)
Net income (loss) attributable to shareholders	$10,918	$(5,390)	$1,088	$(4,699)	$294	$—	$(7,993)	$(5,782)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$10,475	$(5,390)	$1,087	$(6,257)	$491	$—	$(6,938)	$(6,532)
Add: Non-controlling share of adjustments to Adjusted Net Income								(989)
Add: Equity in losses of unconsolidated entities								85
Add: Cash payments for income taxes								351
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								(85)
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(1,579)
Less: Acquisition and transaction expenses								(1,059)
Less: Equity-based compensation expense								3,963
Less: Benefit from income taxes								66
Net loss attributable to shareholders								$(5,782)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$2,779	$—	$—	$—	$—	$—	$2,779
Asia	9,383	—	809	—	—	—	10,192
Europe	4,966	75	—	—	—	—	5,041
North America	460	410	328	3,879	7,999	—	13,076
South America	365	—	—	—	—	—	365
Total revenues	$17,953	$485	$1,137	$3,879	$7,999	$—	$31,453

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$670,035	$232,693	$3,892	$530,660	$40,014	$74,184	$207,620	$1,759,098

Debt, net	—	61,149	—	185,119	13,233	—	235,981	495,482

Total liabilities	85,016	65,383	—	199,526	24,409	6,693	241,510	622,537

Non-controlling interests in equity of consolidated subsidiaries	1,252	3,076	—	99,789	2,146	370	524	107,157

Total equity	585,019	167,310	3,892	331,134	15,605	67,491	(33,890)	1,136,561

Total liabilities and equity	$670,035	$232,693	$3,892	$530,660	$40,014	$74,184	$207,620	$1,759,098

	March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$40,775	$—	$—	$—	$—	$—	$—	$40,775
Asia	261,872	167,892	—	—	—	—	—	429,764
Europe	237,624	—	—	—	—	—	—	237,624
North America	71,590	—	—	323,733	30,235	51,204	—	476,762
South America	8,125	—	—	—	—	—	—	8,125
Total	$619,986	$167,892	$—	$323,733	$30,235	$51,204	$—	$1,193,050

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$625,680	$220,544	$4,333	$534,638	$40,428	$63,331	$58,358	$1,547,312

Debt, net	—	62,655	—	184,702	12,155	—	—	259,512

Total liabilities	74,989	66,002	—	205,536	24,971	6,287	3,847	381,632

Non-controlling interests in equity of consolidated subsidiaries	1,334	3,325	—	104,087	2,114	483	525	111,868

Total equity	550,691	154,542	4,333	329,102	15,457	57,044	54,511	1,165,680

Total liabilities and equity	$625,680	$220,544	$4,333	$534,638	$40,428	$63,331	$58,358	$1,547,312

	December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$51,136	$—	$—	$—	$—	$—	$—	$51,136
Asia	212,635	169,499	—	—	—	—	—	382,134
Europe	225,934	—	—	—	—	—	—	225,934
North America	56,456	—	—	319,503	29,866	44,486	—	450,311
South America	8,121	—	—	—	—	—	—	8,121
Total	$554,282	$169,499	$—	$319,503	$29,866	$44,486	$—	$1,117,636
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
The calculation of basic and diluted EPS is presented below.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2017	2016
Net loss attributable to shareholders	$(4,414)	$(5,782)
Weighted Average Shares Outstanding - Basic	75,762,283	75,727,369
Weighted Average Shares Outstanding - Diluted	75,762,283	75,727,369

Basic and Diluted EPS	$(0.06)	$(0.08)
For the three months ended March 31, 2017, 2,149 shares have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

16. COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, lessees have asserted that they are entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $10,306. No amount has been recorded for this matter in the Company’s consolidated financial statements as of March 31, 2017, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
The Company has also entered into an arrangement with its non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain service conditions, not to exceed $15,000. The Company will account for such amounts when and if such service conditions are achieved.
Several of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Three Months Ended March 31,
	2017	2016
Rent expense	$1,241	$1,214
As of March 31, 2017, minimum future rental payments under operating and capital leases are as follows:

2017	$4,886
2018	6,050
2019	5,888
2020	5,219
2021	4,185
Thereafter	73,292
Total	$99,520
17. SUBSEQUENT EVENTS
On May 4, 2017, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended March 31, 2017, payable on May 26, 2017 to the holders of record on May 18, 2017.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of March 31, 2017, we had total consolidated assets of $1.8 billion and total equity of $1.1 billion.
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following six reportable segments: Aviation Leasing, Offshore Energy, Shipping Containers, all of which are within Equipment Leasing Business, and Jefferson Terminal, Railroad and Ports and Terminals, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. Ports and Terminals consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware river with an underground storage cavern and multiple industrial development opportunities, and the investment in note receivable.
The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses, management fees.
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

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016
The following table presents our consolidated results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Revenues
Equipment leasing revenues
Lease income	$18,246	$12,922	$5,324
Maintenance revenue	12,669	5,106	7,563
Finance lease income	386	1,522	(1,136)
Other revenue	87	25	62
Total equipment leasing revenues	31,388	19,575	11,813
Infrastructure revenues
Lease income	16	—	16
Rail revenues	8,403	7,999	404
Terminal services revenues	4,866	3,879	987
Total infrastructure revenues	13,285	11,878	1,407
Total revenues	44,673	31,453	13,220

Expenses
Operating expenses	21,013	14,358	6,655
General and administrative	3,835	2,588	1,247
Acquisition and transaction expenses	1,452	1,059	393

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Management fees and incentive allocation to affiliate	3,893	4,348	(455)
Depreciation and amortization	17,377	13,217	4,160
Interest expense	4,694	5,303	(609)
Total expenses	52,264	40,873	11,391

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(1,266)	85	(1,351)
Gain on sale of equipment and finance leases, net	2,018	1,722	296
Loss on extinguishment of debt	(2,456)	(1,579)	(877)
Interest income	283	9	274
Other income	12	40	(28)
Total other (expense) income	(1,409)	277	(1,686)
Loss before income taxes	(9,000)	(9,143)	143
Provision for (benefit from) income taxes	212	(66)	278
Net loss	(9,212)	(9,077)	(135)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,798)	(3,295)	(1,503)
Net loss attributable to shareholders	$(4,414)	$(5,782)	$1,368
Add: Provision for (benefit from) income taxes	212	(66)	278
Add: Equity-based compensation expense (income)	87	(3,963)	4,050
Add: Acquisition and transaction expenses	1,452	1,059	393
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities(1)	(1,266)	85	(1,351)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(3)	(351)	348
Less: Equity in losses (earnings) of unconsolidated entities	1,266	(85)	1,351
Less: Non-controlling share of Adjusted Net (Loss) Income (2)	(39)	989	(1,028)
Adjusted Net Loss	$(249)	$(6,532)	$6,283
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Non-controlling share of Adjusted Net (Loss) Income is comprised of the following for the three months ended March 31, 2017 and 2016: (i) equity-based compensation of $25 and $(1,619), (ii) provision for income tax of $15 and $14, and (iii) loss on extinguishment of debt of $0 and $616, less (iv) cash tax payments of $1 and $0, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
	2017	2016
	(in thousands)
Net loss attributable to shareholders	$(4,414)	$(5,782)	$1,368
Add: Provision for (benefit from) income taxes	212	(66)	278
Add: Equity-based compensation expense (income)	87	(3,963)	4,050
Add: Acquisition and transaction expenses	1,452	1,059	393
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (3)	19,306	14,854	4,452
Add: Interest expense	4,694	5,303	(609)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	(680)	1,372	(2,052)
Less: Equity in losses (earnings) of unconsolidated entities	1,266	(85)	1,351
Less: Non-controlling share of Adjusted EBITDA (5)	(2,242)	(2,033)	(209)
Adjusted EBITDA (non-GAAP)	$22,137	$12,241	$9,896
_______________________________________________________
(3) Depreciation and amortization expense includes $17,377 and $13,217 of depreciation and amortization expense, $1,283 and $1,578 of lease intangible amortization, and $646 and $59 of amortization for lease incentives in the three months ended March 31, 2017 and 2016, respectively.
(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended March 31, 2017 and 2016: (i) net (loss) income of $(1,309) and $53, (ii) interest expense of $251 and $404, and (iii) depreciation and amortization expense of $378 and $915, respectively.
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2017 and 2016: (i) equity based compensation of $24 and $(1,619), (ii) provision for income taxes of $15 and $14, (iii) interest expense of $529 and $1,466, (iv) depreciation and amortization expense of $1,674 and $1,556, and (v) loss on extinguishment of debt of $0 and $616, respectively.
Revenues
Total revenues increased by $13,220 due to higher revenues across the majority of our segments, including Aviation Leasing, Offshore Energy, Jefferson Terminal, and Railroad. Total revenue increase across the aforementioned segments was offset by a decrease in the Shipping Containers segment.
In Equipment Leasing, lease income increased by $5,324 primarily due to an increase in the number of assets on lease in the Aviation Leasing segment. Additionally, we continued to increase the number of aircraft and engines subject to leases with maintenance arrangements resulting in an increase to our maintenance revenue of $7,563. Equipment leasing revenue was offset by a $1,136 decrease in finance income primarily driven by the sale of 42,000 shipping containers during the first quarter of 2016.
In Infrastructure, rail revenues increased by $404 due to an increase in traffic and expanded service offerings by our Railroad segment. The Jefferson Terminal segment had an increase in terminal service revenue of $987 primarily due to higher volume. Lease income increased $16 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to a lease contract at Repauno, which was acquired in July of 2016.
Expenses
Total expenses increased by $11,391 mainly due to an increase in (i) operating expenses, (ii) general and administrative expenses, (iii) acquisitions and transaction expenses, and (iv) depreciation and amortization expenses which were offset by a decrease in management fees and interest expense.
Operating expenses increased by $6,655 primarily due to an increase in (i) compensation, including stock compensation and benefits, of $4,721 primarily due to a one-time reversal of stock compensation in the first quarter of 2016, (ii) facility operations of $1,245 primarily in the Jefferson Terminal segment and Railroad segment due to higher volumes, and (iii) professional fees of $1,061 primarily due legal costs related to our vessels in the Offshore Energy segment and our Aviation Leasing segment due to the increase in aircraft and engines on lease. Offsetting the increase were lower general and administrative expenses at the operating level of $534 primarily due to the sale of 42,000 shipping containers during the first quarter of 2016.
General and administrative expenses at the Corporate segment increased by $1,247 attributable to the higher reimbursements to our Manager and professional fees including legal, tax consulting and audit fees as we continue to grow our business.
Acquisitions and transaction expenses, including advisory, legal, accounting, valuation and other professional or consulting fees, increased by $393 as we continue to pursuit new business opportunities.
Depreciation and amortization increased by $4,160 primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal segment.
Management fee decreased by $455 due to a decrease in the average value of our total equity as compared to the first quarter of 2016.
Interest expense decreased by $609 primarily due to the repayment of Jefferson Terminal Credit Agreement in the first quarter of 2016. The decrease in the interest expense was offset by an increase in the Corporate segment due to the issuance of the Term Loan, which was repaid during the three months ended March 31, 2016, and the Senior Notes. Refer to the Note 8 of the Consolidated Financial Statements for detail.
Other (Expense) Income
Total other expenses increased by $1,686 primarily due to a $1,351 increase in losses of unconsolidated entities primarily related to a shipping container joint venture and our Advanced Engine Repair JV as we continue to develop new costs savings programs for engine repairs. Additionally, the loss on extinguishment of debt increased $877 due to a recognition of a $2,456 loss as a result of the Term Loan repayment during the first quarter of 2017, as compared to a $1,579 loss recognized during the first quarter of 2016 due to the repayment of the Jefferson Terminal Credit Agreement. The increase in other expenses was offset by higher gains on sale of equipment of $296 driven by the opportunistic sale of aviation assets and a $274 increase in interest income.
Net Loss
Net loss attributable to shareholders decreased by $1,368 primarily by the changes discussed above.
Adjusted Net Loss
Adjusted net loss decreased by $6,283 primarily due to the changes in revenue, expenses and other expenses noted above, and the increase in (i) equity based compensation of $4,050, (ii) losses of unconsolidated entities of $1,351, and (iii) losses from the extinguishment of debt of $877. The increase was offset by pro-rata share of Adjusted Net Income of $1,351 and non-controlling share of Adjusted Net Income of $1,028.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $22,137 for the three months ended March 31, 2017, which increased by $9,896 as compared to the three months ended March 31, 2016. In addition to the changes in revenue, expenses and other expenses noted above, which resulted in a net decrease in the loss attributable to shareholders, the change was primarily due to increased depreciation and amortization expense from additional assets acquired and placed into service, equity-based compensation, equity in earnings of unconsolidated entities and losses from the extinguishment of debt. The increase was offset by the pro-rata share of Adjusted EBITDA from unconsolidated entities and interest expense.
Aviation Leasing Segment
As of March 31, 2017, in our Aviation Leasing segment, we own and manage 109 aviation assets, including 31 aircraft and 78 commercial jet engines.
As of March 31, 2017, 24 of our commercial aircraft and 48 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 74% utilized as of March 31, 2017, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 32 months, and our jet engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2017	7	19	26
Purchases	—	6	6
Sales	—	(1)	(1)
Assets at March 31, 2017	7	24	31

Jet Engines
Assets at January 1, 2017	38	28	66
Purchases	—	12	12
Sales	—	—	—
Assets at March 31, 2017	38	40	78

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Revenues
Equipment leasing revenues
Lease income	$17,635	$12,847	$4,788
Maintenance revenue	12,669	5,106	7,563
Other revenue	2	—	2
Total revenues	30,306	17,953	12,353

Expenses
Operating expenses	1,419	817	602
Acquisition and transaction expenses	215	—	215
Depreciation and amortization	11,289	7,427	3,862
Total expenses	12,923	8,244	4,679

Other income (expense)
Equity in loss of unconsolidated entities	(736)	—	(736)
Gain on sale of equipment, net	2,032	1,208	824
Interest income	83	1	82
Total other income	1,379	1,209	170
Income before income taxes	18,762	10,918	7,844
Provision for (benefit from) income taxes	193	(97)	290
Net income	18,569	11,015	7,554
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(82)	97	(179)
Net income attributable to shareholders	$18,651	$10,918	$7,733
Add: Provision for (benefit from) income taxes	193	(97)	290
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	215	—	215
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(736)	—	(736)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	(346)	346
Less: Equity in losses of unconsolidated entities	736	—	736
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$19,059	$10,475	$8,584
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Aviation’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
	2017	2016
	(in thousands)
Net income attributable to shareholders	$18,651	$10,918	$7,733
Add: Provision for (benefit from) income taxes	193	(97)	290
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	215	—	215
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (2)	13,218	9,064	4,154
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	(736)	—	(736)
Less: Equity in earnings of unconsolidated entities	736	—	736
Less: Non-controlling share of Adjusted EBITDA(4)	(41)	(41)	—
Adjusted EBITDA (non-GAAP)	$32,236	$19,844	$12,392
______________________________________________________________________________________
(2) Depreciation and amortization expense includes $11,289 and $7,427 of depreciation expense, $1,283 and $1,578 of lease intangible amortization, and $646 and $59 of amortization for lease incentives in the three months ended March 31, 2017 and 2016, respectively.
(3) Aviation Leasing's pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $736 and $0 for the three months ended March 31, 2017 and 2016, respectively.
(4) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $41 and $41 for the three months ended March 31, 2017 and 2016, respectively.
Revenues
Total revenues in the Aviation Leasing segment increased by $12,353 driven by higher lease income and maintenance revenue. Lease income increased by $4,788 mainly due to an increase in aircraft lease income of $1,567 primarily driven by the addition of seven aircraft on lease offset by the redelivery of aircraft. Engine lease income increased by $3,201 primarily driven by an increase in the number of engines which have generated revenue from 28 in the three months ended March 31, 2016 to 47 in the three months ended March 31, 2017. Maintenance revenue increased by $7,563 due to an increase in the number of aircraft and engines on lease.
Expenses
Total expenses in the Aviation Leasing segment increased by $4,679 primarily due to an increase in depreciation and amortization expense, operating expenses, and acquisition and transaction expenses. Depreciation and amortization expense increased by $3,862 driven by additional aircraft and engines owned and on lease in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Operating expenses increased by $602 primarily as the result of increases in professional fee expenses of $285, shipping and storage fees of $125, and other operating expenses incurred due to growth and expansion of the Aviation Leasing segment. Acquisitions and transaction expenses, including legal fees, increased by $215 as we continue to pursue new business opportunities.
Other Income
Total other income in the Aviation Leasing segment increased by $170 driven by the gain on sale of assets, which was offset by the equity in loss of unconsolidated entities.

Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $19,059 for the three months ended March 31, 2017 increasing by $8,584 as compared to the three months ended March 31, 2016 primarily driven by the changes to net income attributable to shareholders noted above, adjusted for the provision for income taxes, acquisition and transaction expenses, and cash payments for income taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA in the Aviation Leasing segment was $32,236 for the three months ended March 31, 2017 increasing by $12,392 as compared to the three months ended March 31, 2016. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three months ended March 31, 2017, higher provision for income tax, and an increase in the acquisition and transaction expenses.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of March 31, 2017:

Offshore Energy Assets
Asset Type	Year Built	Description	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	100%
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel	100%
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel	85%

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Offshore Energy segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Revenues
Equipment leasing revenues
Lease income	$611	$75	$536
Finance lease income	386	410	(24)
Other revenue	60	—	60
Total revenues	1,057	485	572

Expenses
Operating expenses	3,543	3,601	(58)
Depreciation and amortization	1,607	1,588	19
Interest expense	924	935	(11)
Total expenses	6,074	6,124	(50)

Other income
Interest income	3	2	1
Total other income	3	2	1
Loss before income taxes	(5,014)	(5,637)	623
Provision for income taxes	2	—	2
Net loss	(5,016)	(5,637)	621
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(248)	(247)	(1)
Net loss attributable to shareholders	$(4,768)	$(5,390)	$622
Add: Provision for income taxes	2	—	2
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(4,766)	$(5,390)	$624

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(4,768)	$(5,390)	$622
Add: Provision for income taxes	2	—	2
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,607	1,588	19
Add: Interest expense	924	935	(11)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(95)	(84)	(11)
Adjusted EBITDA (non-GAAP)	$(2,330)	$(2,951)	$621
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2017 and 2016: (i) depreciation expense of $62 and $59, and (ii) interest expense of $33 and $25.
Revenues
Total revenues in the Offshore Energy segment increased by $572 primarily driven by higher lease income. In the three months ended March 31, 2017, the offshore construction support vessel and the ROV support vessel were subject to a short term lease arrangement, as compared to the three months ended March 31, 2016, when the vessels were off-lease.
Expenses
Total expenses in the Offshore Energy segment decreased by $50 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Total expenses for the offshore construction support vessel included interest expense on term loan financing, depreciation and amortization expense, and operating expenses.
During the three months ended March 31, 2017, there was $1,195 and $412 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the three months ended March 31, 2016, there was $1,190 and $398 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.
During the three months ended March 31, 2017, there was $891 and $33 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively. During the three months ended March 31, 2016, there was $910 and $25 of interest expense related to financing for the construction support vessel and ROV support vessel.
For the three months ended March 31, 2017, operating expenses decreased $58 as compared to the three months ended March 31, 2016. The decrease in operating expenses was the result of decreased (i) crew costs of $245, (ii) other operating expenses of $483 and (iii) management fees of $31 offset by increased legal fees of $531 and mobilization costs of $170.
Adjusted Net Loss
Adjusted Net Loss was $4,766 in the three months ended March 31, 2017, an increase of $624 as compared to the three months ended March 31, 2016. This gain was due to the changes described above in the three months ended March 31, 2017.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $621 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to an decrease in net loss attributable to shareholders of $622, the provision for income taxes of $2 and depreciation and amortization expense of $19, as noted above. This was offset by a decrease in interest expense of $11 and a decrease of $11 relating to the non-controlling interest holder share of Adjusted EBITDA in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture, interest in approximately 72,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of March 31, 2017:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
72,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~9 Years	Direct Finance Lease/Operating Lease	5 Customers	51%

The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net (Loss) Income for the Shipping Containers segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Revenues
Equipment leasing revenues
Finance lease income	$—	$1,112	$(1,112)
Other revenue	25	25	—
Total revenues	25	1,137	(1,112)

Expenses
Operating expenses	—	30	(30)
Interest expense	—	410	(410)
Total expenses	—	440	(440)

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(465)	85	(550)
Gain on sale of finance leases, net	—	304	(304)
Other expense	—	(2)	2
Total other (expense) income	(465)	387	(852)
(Loss) income before income taxes	(440)	1,084	(1,524)
Provision for income taxes	(25)	(4)	(21)
Net (loss) income attributable to shareholders	$(415)	$1,088	$(1,503)
Add: Provision for income taxes	(25)	(4)	(21)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities (1)	(465)	85	(550)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in (losses) earnings of unconsolidated entities	465	(85)	550
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net (Loss) Income	$(440)	$1,087	$(1,527)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Shipping’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Net (loss) income attributable to shareholders	$(415)	$1,088	$(1,503)
Add: Provision for income taxes	(25)	(4)	(21)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	410	(410)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	121	1,372	(1,251)
Less: Equity in earnings of unconsolidated entities	465	(85)	550
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$146	$2,784	$(2,638)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended March 31, 2017 and 2016: (i) net (loss) income of $(508) and $53, (ii) interest expense of $251 and $404, and (iii) depreciation and amortization expense of $378 and $915, respectively.
Revenues
Total revenues in the Shipping Containers segment decreased by $1,112 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease is primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016.
Expenses
Total expenses in the Shipping Containers segment decreased by $440 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was driven by a decrease in interest expense of $410, due to lower principal balances on the term loans, along with the termination of the term loan in conjunction with the sale of the shipping containers during the first quarter of 2016. Additionally, the sale of the 42,000 shipping containers resulted in a decrease in operating expense of $30 in the three months ended March 31, 2017.
Other (Expense) Income
Total other expense in the Shipping Containers segment increased $852 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily driven by lower equity in earnings of unconsolidated entities from our shipping container joint venture of $550 in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The change in other expenses was also impacted by a gain on sale of direct finance leases of $304 from the sale of 42,000 shipping containers during the first quarter of 2016.
Adjusted Net (Loss) Income
Adjusted Net Income decreased by $1,527 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted Net Loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $146 in the three months ended March 31, 2017, decreasing by $2,638 as compared to the three months ended March 31, 2016, due to the decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted EBITDA from unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Revenues
Infrastructure revenues
Terminal services revenues	$4,866	$3,879	$987
Total revenues	4,866	3,879	987

Expenses
Operating expenses	7,613	2,688	4,925
Depreciation and amortization	3,951	3,676	275
Interest expense	1,437	3,804	(2,367)
Total expenses	13,001	10,168	2,833

Other income (expense)
Equity in losses of unconsolidated entities	(65)	—	(65)
Loss on extinguishment of debt	—	(1,579)	1,579
Interest (expense) income	197	6	191
Other income	12	42	(30)
Total other income (expense)	144	(1,531)	1,675
Loss before income taxes	(7,991)	(7,820)	(171)
Provision for income taxes	39	35	4
Net loss	(8,030)	(7,855)	(175)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,358)	(3,156)	(1,202)
Net loss attributable to shareholders	$(3,672)	$(4,699)	$1,027
Add: Provision for income taxes	39	35	4
Add: Equity-based compensation expense	59	(4,168)	4,227
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities	(65)	—	(65)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(3)	(1)	(2)
Less: Equity in losses of unconsolidated entities	65	—	65
Less: Non-controlling share of Adjusted Net Loss(1)	(37)	997	(1,034)
Adjusted Net Loss	$(3,614)	$(6,257)	$2,643
______________________________________________________
(1) Pro-rata share of Adjusted Net Loss from unconsolidated entities includes Jefferson’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Net loss attributable to shareholders	$(3,672)	$(4,699)	$1,027
Add: Provision for income taxes	39	35	4
Add: Equity-based compensation expense	59	(4,168)	4,227
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	3,951	3,676	275
Add: Interest expense	1,437	3,804	(2,367)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(65)	—	(65)
Less: Equity in earnings of unconsolidated entities	65	—	65
Less: Non-controlling share of Adjusted EBITDA (3)	(2,038)	(1,873)	(165)
Adjusted EBITDA (non-GAAP)	$(224)	$(1,646)	$1,422
________________________________________________________
(2) Jefferson Terminal's pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $65 and $0 for the three months ended March 31, 2017 and 2016, respectively.
(3) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2017 and 2016: (i) equity-based compensation of $23 and $(1,627), (ii) provision for income taxes of $15 and $14, (iii) interest expense of $458 and $1,435, (iv) loss on extinguishment of debt of $0 and $616, and (v) depreciation and amortization expense of $1,542 and $1,435, respectively.
Revenues
Total revenues in the Jefferson Terminal segment increased by $987 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in terminal services revenue of $987 in the three months ended March 31, 2017 was due to increases in unloading revenues due to higher volumes.
Expenses
Total expenses in the Jefferson Terminal segment increased by $2,833 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase consists of higher operating expenses of $4,925, including higher equity-based compensation expense of $4,228, due to a one-time reversal of stock compensation in the first quarter of 2016, an increase of $590 in facility operations expense, $240 in professional fees and $134 in lease expense. Additionally, there was an increase in property tax expense of $139 due to additional property, plant and equipment placed into service during the year. These increases were offset by decreases of $129 in compensation and benefits, as well as $367 in general and administrative expenses. There was an increase of $275 of depreciation expense due to a higher volume of property, plant and equipment placed into service and a decrease of $2,367 of interest expense, due to the increase in interest capitalized under the Series 2016 bonds.
Adjusted Net Loss
Adjusted Net Loss was $3,614 in the three months ended March 31, 2017, decreasing by $2,643 as compared to the three months ended March 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, the change was driven by the increase in equity-based compensation of $4,227 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, as well as a decrease in the loss on extinguishment of debt of $1,579.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(224) in the three months ended March 31, 2017, increasing $1,422 as compared to the three months ended March 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by an increase in equity-based compensation of $4,227, as well as depreciation and amortization of $275, offset by the decrease in a loss on extinguishment of debt of $1,579 and interest expense of $2,367 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Railroad Segment
The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Railroad segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Revenues
Infrastructure revenues
Rail revenues	$8,403	$7,999	$404
Total revenues	8,403	7,999	404

Expenses
Operating expenses	7,544	7,222	322
Depreciation and amortization	526	526	—
Interest expense	199	154	45
Total expenses	8,269	7,902	367

Other (expense) income
(Loss) Gain on sale of equipment, net	(14)	210	(224)
Total other (expense) income	(14)	210	(224)
Income before income taxes	120	307	(187)
Provision for income taxes	—	—	—
Net income	120	307	(187)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	4	13	(9)
Net income attributable to shareholders	$116	$294	$(178)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	28	205	(177)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(2)	(8)	6
Adjusted Net Income	$142	$491	$(349)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $2 and $8 for the three months ended March 31, 2017 and March 31, 2016, respectively.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Net income attributable to shareholders	$116	$294	$(178)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	28	205	(177)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	526	526	—
Add: Interest expense	199	154	45
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(41)	(35)	(6)
Adjusted EBITDA (non-GAAP)	$828	$1,144	$(316)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2017 and 2016: (i) equity-based compensation of $1 and $8, (ii) interest expense of $11 and $6, and (iii) depreciation and amortization expense of $29 and $21, respectively.
Revenues
Total revenues in the Railroad segment increased by $404, in the three months ended March 31, 2017 due to higher traffic and expanded service offerings to customers. The increase primarily consists of (i) $291 in freight transportation revenue and (ii) $156 in switching and other rail service revenue in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Additionally, car hire income decreased by $43 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Expenses
Total expenses in the Railroad segment increased by $367 in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase of $367 consists of $322 of operating expenses and $45 of interest expense related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad. The increase in operating expenses was driven by an increase in fuel expense of $244, general operating expense of $144 due to certain tax benefits taken in the three months ended March 31, 2016 not yet available in the three months ended March 31, 2017 and an increase of compensation and benefits of $34, which was offset by a decrease in (i) professional fees of $65, and insurance expense of $35 three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Adjusted Net Income
Adjusted Net Income decreased by $349 in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. In addition to the changes in net income attributable to shareholders noted above, Adjusted Net Income was impacted by lower equity-based compensation expense of $177 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $828 in the three months ended March 31, 2017, decreasing by $316 as compared to the three months ended March 31, 2016. In addition to the changes in net income attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by lower equity-based compensation expense of $177 and an increase in interest expense of $45, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Ports and Terminals for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Revenues
Infrastructure revenues
Lease income	$16	$—	$16
Total revenues	16	—	16

Expenses
Operating expenses	894	—	894
Depreciation and amortization	4	—	4
Interest expense	274	—	274
Total expenses	1,172	—	1,172
Loss before income taxes	(1,156)	—	(1,156)
Provision for income taxes	3	—	3
Net loss	(1,159)	—	(1,159)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(114)	—	(114)
Net loss attributable to shareholders	$(1,045)	$—	$(1,045)
Add: Provision for income taxes	3	—	3
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(1,042)	$—	$(1,042)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Ports and Terminals for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Net loss attributable to shareholders	$(1,045)	$—	$(1,045)
Add: Provision for income taxes	3	—	3
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	4	—	4
Add: Interest expense	274	—	274
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(27)	—	(27)
Adjusted EBITDA	$(791)	$—	$(791)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2017 and March 31, 2016: (i) interest expense of $27 and $0, respectively.
Revenues
For the period ended March 31, 2017, we had $16 of lease income as a result of an existing lease agreement acquired with the purchase of Repauno.
Expenses
Total expenses were $1,172 for the three months ended March 31, 2017. Expense primarily consisted of higher (i) operating expenses of $894, (ii) depreciation expense of $4, and (iii) interest expense of $274 related to the payment obligation to the non-controlling interest as part of the Repauno purchase.
Adjusted Net Loss
Adjusted Net Loss was $1,042 for the three months ended March 31, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was adjusted by the provision for income tax of $3 for the three months ended March 31, 2017.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(791) for the three months ended March 31, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was affected by depreciation expense of $4, as well as interest expense of $274 as a result of interest expense related to the obligation payable to the non-controlling interest as part of the Repauno purchase.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Expenses
Operating expenses	$—	$—	$—
General and administrative	3,835	2,588	1,247
Acquisition and transaction expenses	1,237	1,059	178
Management fees and incentive allocation to affiliate	3,893	4,348	(455)
Depreciation and amortization	—	—	—
Interest expense	1,860	—	1,860
Total expenses	10,825	7,995	2,830

Other expense
Loss on extinguishment of debt	(2,456)	—	(2,456)
Total other expense	(2,456)	—	(2,456)
Loss before income taxes	(13,281)	(7,995)	(5,286)
Provision for income taxes	—	—	—
Net loss	(13,281)	(7,995)	(5,286)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	—	(2)	2
Net loss attributable to shareholders	$(13,281)	$(7,993)	$(5,288)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1,237	1,059	178
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	(4)	4
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(9,588)	$(6,938)	$(2,650)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2017	2016
Net loss attributable to shareholders	$(13,281)	$(7,993)	$(5,288)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1,237	1,059	178
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	1,860	—	1,860
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(7,728)	$(6,934)	$(794)
Expenses
Total expenses increased by $2,830 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, respectively. For the three months ended March 31, 2017, the increase primarily consists of higher general and administrative expenses of $1,247, including $446 of reimbursement expenses to our manager, $364 of general corporate costs required for a stand-alone public company including insurance and director fees, $452 of professional fees, and interest expense of $1,860 related to the bond offering issued, offset by a decrease in management fees of $455.
Other Expenses
Total other expenses increased by $2,456 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase is due to a loss on extinguishment of debt.
Adjusted Net Loss
Adjusted Net Loss was $9,588 in the three months ended March 31, 2017, increasing by $2,650, as compared to the three months ended March 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was adjusted by acquisition and transaction expenses, incurred for potential acquisition opportunities, and a loss on the extinguishment of debt, which were higher for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(7,728) in the three months ended March 31, 2017, decreasing by $794 as compared to the three months ended March 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was affected by acquisition and transaction expenses, incurred for potential acquisition opportunities, interest expense of $1,860 related to the bond offering, and a loss on extinguishment of debt of $2,456, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, respectively.
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

Subsequent Events
On May 4, 2017, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended March 31, 2017, payable on May 26, 2017 to the holders of record on May 18, 2017.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the three months ended March 31, 2017 and 2016, cash used for the purpose of making investments was $98,265, and $39,622, respectively.

•	In three months ended March 31, 2017 and 2016, distributions to shareholders were $25,013 and $24,177 respectively, and no distributions were made to non-controlling interests.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our transportation infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) proceeds from borrowings or the issuance of debt securities, (iii) distributions received from unconsolidated investees, (iv) proceeds from asset sales and (v) proceeds from the issuance of common shares.

•
During the three months ended March 31, 2017 and 2016, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $22,214 and $1,476, respectively.

•
During the three months ended March 31, 2017, additional borrowings were obtained in connection with the Term Loan of $97,163, net of deferred financing costs and the Senior Notes of $137,248, net of deferred financing costs and repayment of the Term Loan. We made total principal repayments of $1,562, primarily relating to the FTAI Pride Credit Agreement. During three months ended March 31, 2016, additional borrowings of were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $3,300. We made total principal repayments of $146,410 primarily related to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1 and Container Loan #2.

•
During the three months ended March 31, 2017 and 2016, we received $0 and $431 in cash distributions from our unconsolidated investees, respectively, of which $0, and $30 was included in cash flows from operating activities, respectively.

•	During the three months ended March 31, 2017 and 2016, proceeds from the sale of assets were $9,886 and $75,428, respectively.

•	During the three months ended March 31, 2017 and 2016, there were no capital contributions from shareholders and capital contributions from non-controlling interests were $0 and $6,420, respectively.
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
The Company has a dividend reinvestment plan in place which allows shareholders to automatically reinvest dividends in the Company’s common shares.  The plan became effective on February 24, 2017.

Historical Cash Flow
Comparison of the three months ended March 31, 2017 and March 31, 2016
The following table compares the historical cash flow for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2017	March 31, 2016
Cash Flow Data:
Net cash provided by (used in) operating activities	$17,680	(3,799)
Net cash used in investing activities	(78,800)	35,494
Net cash (used in) provided by financing activities	214,287	(65,486)
Net cash provided by operating activities was $17,680 in the three months ended March 31, 2017 as compared to net cash used in operating activities of $3,799 in the three months ended March 31, 2016, representing a $21,479 increase. Net loss was $9,212 for the three months ended March 31, 2017, compared $9,077 for the three months ended March 31, 2016, an increase of $135. The increase was offset by non-cash adjustments to reconcile net income which include an increase of (i) $4,050 of equity based compensation, (ii) $4,160 relating to depreciation and amortization, and (iii) $1,351 of equity losses from unconsolidated entities. The increase was further offset by the change in other assets due to cash receipts in the three months ended March 31, 2017 for a maintenance right asset that was settled upon the redelivery of an aircraft.
Net cash used in investing activities was $78,800 in the three months ended March 31, 2017 as compared to cash provided by investing activities of $35,494 in three months ended 2016, representing a $114,294 decrease. Cash used in investing activities decreased due to cash received for the sale of two finance leases, resulting in proceeds of $71,000 in the three months ended March 31, 2016, offset by an increase in proceeds from the sale of leasing equipment of $5,442 and change in restricted cash of $12,326 in three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Additionally, there was an increase in cash used for the acquisition of leasing equipment of $40,378, cash used for investments of $14,654, and cash used in the acquisition of property, plant and equipment of $6,174, as well as a decrease principal collections on finance leases of $2,094 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Net cash provided by financing activities was $214,287 in the three months ended March 31, 2017 as compared to cash used in financing activities of $65,486 in the three months ended March 31, 2016, representing a $279,773 increase. Such increase was attributable to (i) proceeds from borrowings under the Term Loan of $97,163, net of deferred financing costs and the Senior Notes of $137,248, net of deferred financing costs and repayment of the Term Loan, (ii) a decrease in the repayment of debt related to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1 and Container Loan #2 in the three months ended March 31, 2016, and (iii) a decrease in payment of maintenance deposits of $5,385, offset by a decrease in cash contributions from non-controlling interests of $6,420.
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

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2017	March 31, 2016
Net Cash Provided by (Used in) Operating Activities	$17,680	$(3,799)
Add: Principal Collections on Finance Leases	110	2,204
Add: Proceeds from sale of assets (1)	9,885	75,928
Add: Return of Capital Distributions from Unconsolidated Entities	—	401
Less: Required Payments on Debt Obligations (2)	(1,562)	(47,660)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	(4,365)	5,784
Funds Available for Distribution (FAD)	$21,748	$32,858

_____________________________________________________
(1) Proceeds from sale of assets for the three months ended March 31, 2016 includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the three months ended March 31, 2016.
(2) Required payments on debt obligations for the three months ended March 31, 2017 excludes $100,000 repayment of the Term Loan, and for the three months ended March 31, 2016 excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement, which were voluntary refinancings as repayment of these amounts were not required at such time.
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

Debt Obligations
Refer to Note 8 of the Consolidated Financial Statements for detail.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of March 31, 2017, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of March 31, 2017.

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
FTAI Pride Credit Agreement	4,688	6,250	48,437	—	—	—	59,375
CMQR Credit Agreement	—	13,625	—	—	—	—	13,625
Jefferson Bonds Payable	1,425	1,545	1,670	146,010	1,960	35,780	188,390
Senior Notes	—	—	—	—	—	250,000	250,000
Note payable to non-controlling interest	403	403	403	403	740	—	2,352
Total principal payments on loans and bonds payable	6,516	21,823	50,510	146,413	2,700	285,780	513,742

Total estimated interest payments (1)	19,893	34,049	32,610	30,537	21,217	22,063	160,369

Obligation to third-party (Repauno)	1,000	5,500	—	—	—	—	6,500

Operating lease obligations	4,733	5,849	5,684	5,032	4,130	73,285	98,713
Capital lease obligations	153	201	204	187	55	7	807
	4,886	6,050	5,888	5,219	4,185	73,292	99,520
Total contractual obligations	$32,295	$67,422	$89,008	$182,169	$28,102	$381,135	$780,131

(1) Estimated interest payments based on rates as of March 31, 2017.
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
As of March 31, 2017, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $695 and $(706), respectively, over the next 12 months before the impact of interest rate derivatives.
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
In May 2015, the DOT issued new production standards and operational controls for rail tank cars used in “High-Hazard Flammable Trains” (i.e., trains carrying commodities such as ethanol, crude oil and other flammable liquids). Similar standards have been adopted in Canada. The new standard applies for all cars manufactured after October 1, 2015, and existing tank cars must be retrofitted within the next three to eight years. The applicable operational controls include reduced speed restrictions, and maximum lengths on trains carrying these materials. Retrofitting our tank cars will be required under these new standards.  While we may be able to pass some of these costs on to our customers, there may be costs that we cannot pass on to them. We continue to monitor the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments.  It is unclear how these regulations will impact the crude-by-rail industry, and any such impact would depend on a number of factors that are outside of our control.  If, for example, overall volume of crude-by-rail decreases, or if we do not have access to a sufficient number of compliant cars to transport required volumes under our existing contracts, our operations may be negatively affected.  This may lead to a decrease in revenues and other consequences.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of March 31, 2017 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.

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

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
The agreements governing our indebtedness, including the indenture governing our Senior Notes, contain covenants that place restrictions on us and our subsidiaries. The indenture governing our Senior Notes restricts, among other things, our and certain of our subsidiaries’ ability to:

•	merge, consolidate or transfer all, or substantially all, of our assets;

•	incur additional debt or issue preferred stock;

•	make certain investments or acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	make distributions on or repurchase our stock;

•	enter into transactions with affiliates; and

•	create dividend restrictions and other payment restrictions that affect our subsidiaries.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C., for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  Fortress had approximately $70.2 billion of assets under management as of March 31, 2017.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Board of Directors of the Company has appointed its Interim Chief Financial Officer, Mr. Scott Christopher, 44, as its Chief Financial Officer, effective as of May 4, 2017.  Mr. Christopher has served as the Company’s Chief Accounting Officer since May 2015, and will continue to serve in that capacity.  For Mr. Christopher’s biography and compensation information, please see the sections entitled “Executive Officer” and “Executive and Manager Compensation” included in the Company’s Schedule 14A filed on April 19, 2017, such biography and compensation information incorporated herein by reference.
Item 6. Exhibits
See Index to Exhibits immediately following the signature page of this Form 10-Q.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	May 5, 2017
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	May 5, 2017
Scott Christopher
Chief Financial Officer and
Chief Accounting Officer

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

4.1
Indenture, dated March 15, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National
Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 15, 2017).

	4.2	Form of global note representing the Company’s 6.75% senior unsecured notes due 2022 (included in Exhibit 4.1).
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