Form 10-Q
period 2017-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2017-08-04
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017 OR

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 75,762,674 common shares representing limited liability company interests outstanding at August 4, 2017.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	Notes	June 30,	December 31,
(Dollar amounts in thousands, except share and per share data)		2017	2016
Assets
Cash and cash equivalents	2	$32,575	$68,055
Restricted cash	2	51,453	65,441
Accounts receivable, net		26,695	21,358
Leasing equipment, net	3	954,461	765,455
Finance leases, net	4	9,492	9,717
Property, plant, and equipment, net	5	426,919	352,181
Investments (includes $24,686 and $17,630 available-for-sale securities at fair value as of June 30, 2017 and December 31, 2016, respectively)	6	58,191	39,978
Intangible assets, net	7	34,707	38,954
Goodwill		116,584	116,584
Other assets	2	32,630	69,589
Total assets		$1,743,707	$1,547,312

Liabilities
Accounts payable and accrued liabilities		$48,326	$38,239
Debt, net	8	494,754	259,512
Maintenance deposits		53,892	45,394
Security deposits		24,347	19,947
Other liabilities		21,138	18,540
Total liabilities		$642,457	$381,632

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,762,674 and 75,750,943 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)		758	758
Additional paid in capital		1,034,893	1,084,757
Accumulated deficit		(44,707)	(38,833)
Accumulated other comprehensive income		5,854	7,130
Shareholders' equity		996,798	1,053,812
Non-controlling interest in equity of consolidated subsidiaries		104,452	111,868
Total equity		1,101,250	1,165,680
Total liabilities and equity		$1,743,707	$1,547,312

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollar amounts in thousands, except share and per share data)		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2017	2016	2017	2016
Revenues
Equipment leasing revenues		$40,383	$22,351	$71,771	$41,926
Infrastructure revenues		10,811	10,844	24,096	22,722
Total revenues	10	51,194	33,195	95,867	64,648

Expenses
Operating expenses		21,324	17,551	42,337	31,909
General and administrative		3,341	3,361	7,176	5,949
Acquisition and transaction expenses		1,880	1,875	3,332	2,934
Management fees and incentive allocation to affiliate	13	3,865	4,231	7,758	8,579
Depreciation and amortization	3, 5, 7	20,221	14,701	37,598	27,918
Interest expense		7,684	5,120	12,378	10,423
Total expenses		58,315	46,839	110,579	87,712

Other (expense) income
Equity in (losses) of unconsolidated entities	6	(327)	(259)	(1,593)	(174)
Gain on sale of equipment and finance leases, net		1,999	1,545	4,017	3,267
Loss on extinguishment of debt	8	—	—	(2,456)	(1,579)
Asset impairment		—	(7,450)	—	(7,450)
Interest income (expense)		84	(128)	367	(119)
Other income		20	58	32	98
Total other income (expense)		1,776	(6,234)	367	(5,957)

Loss before income taxes		(5,345)	(19,878)	(14,345)	(29,021)
Provision for income taxes	12	464	178	676	112
Net loss		(5,809)	(20,056)	(15,021)	(29,133)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,349)	(8,863)	(9,147)	(12,158)
Net loss attributable to shareholders		$(1,460)	$(11,193)	$(5,874)	$(16,975)

Basic and Diluted Loss per Share	15	$(0.02)	$(0.15)	$(0.08)	$(0.22)
Weighted Average Shares Outstanding:
Basic and Diluted		75,762,674	75,730,165	75,762,480	75,728,717

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Net loss	$(5,809)	$(20,056)	$(15,021)	$(29,133)
Other comprehensive loss:
Change in fair value of cash flow hedge	—	—	—	(97)
Change in fair value of available-for-sale securities	$(6,136)	—	(1,276)	—
Comprehensive loss	$(11,945)	$(20,056)	(16,297)	(29,230)
Comprehensive loss attributable to non-controlling interest	(4,349)	(8,863)	(9,147)	(12,158)
Comprehensive loss attributable to shareholders	$(7,596)	$(11,193)	$(7,150)	$(17,072)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollar amounts in thousands)	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	$758	$1,084,757	$(38,833)	$7,130	$111,868	$1,165,680
Comprehensive loss:
Net loss for the period			(5,874)		(9,147)	(15,021)
Other comprehensive loss			—	(1,276)	—	(1,276)
Total comprehensive loss			(5,874)	(1,276)	(9,147)	(16,297)
Capital contributions					1,201	1,201
Dividends declared		(50,024)			—	(50,024)
Issuance of common shares		160			—	160
Equity-based compensation		—			530	530
Equity - June 30, 2017	$758	$1,034,893	$(44,707)	$5,854	$104,452	$1,101,250

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(15,021)	$(29,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity losses of unconsolidated entities	1,593	174
Gain on sale of equipment and finance leases, net	(4,017)	(3,267)
Security deposits and maintenance claims included in earnings	—	(300)
Loss on extinguishment of debt	2,456	1,579
Equity-based compensation	530	(3,846)
Depreciation and amortization	37,598	27,918
Asset impairment	—	7,450
Change in current and deferred income taxes	80	(308)
Change in fair value of non-hedge derivative	—	3
Amortization of lease intangibles and incentives	3,291	3,279
Amortization of deferred financing costs	2,064	1,249
Operating distributions from unconsolidated entities	—	30
Bad debt expense	63	55
Other	331	269
Change in:
Accounts receivable	(6,268)	(4,413)
Other assets	9,909	(7,410)
Accounts payable and accrued liabilities	1,871	4,603
Management fees payable to affiliate	(578)	(152)
Other liabilities	(627)	3,210
Net cash provided by operating activities	33,275	990

Cash flows from investing activities:
Change in restricted cash	13,988	(6,678)
Investment in notes receivable	—	(2,119)
Investment in unconsolidated entities and available for sale securities	(21,172)	—
Principal collections on finance leases	225	2,302
Acquisition of leasing equipment	(224,070)	(83,714)
Acquisition of property plant and equipment	(50,688)	(13,281)
Acquisition of lease intangibles	(197)	(803)
Purchase deposit for aircraft and aircraft engines	(5,725)	(500)
Proceeds from sale of finance leases	—	71,000
Proceeds from sale of leasing equipment	30,241	15,905
Proceeds from sale of property, plant and equipment	51	78
Proceeds from deposit on sale of leasing equipment	2,505	—
Return of capital distributions from unconsolidated entities	—	432
Net cash used in investing activities	$(254,842)	$(17,378)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016
Cash flows from financing activities:
Proceeds from debt	$243,911	$108,658
Repayment of debt	(11,875)	(153,721)
Payment of deferred financing costs	(2,722)	(3,935)
Receipt of security deposits	4,590	1,997
Return of security deposits	(1,657)	(316)
Receipt of maintenance deposits	9,975	6,637
Release of maintenance deposits	(6,111)	(5,653)
Capital contributions from non-controlling interests	—	7,433
Settlement of equity-based compensation	—	(200)
Cash dividends	(50,024)	(50,007)
Net cash provided by (used in) financing activities	$186,087	$(89,107)

Net decrease in cash and cash equivalents	(35,480)	(105,495)
Cash and cash equivalents, beginning of period	68,055	381,703
Cash and cash equivalents, end of period	$32,575	$276,208

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$—	$44,342
Proceeds from borrowings of debt	108,089	—
Repayment of debt	(100,000)	—
Acquisition of leasing equipment	(20,834)	(6,009)
Acquisition of property, plant and equipment	(30,915)	(47)
Settled and assumed security deposits	1,467	(122)
Billed, assumed and settled maintenance deposits	4,634	3,656
Deferred financing costs	(7,837)	(2,884)
Non-cash contribution from non-controlling interest	1,201	—
Common share issuance costs	160	112

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of aviation equipment, offshore energy equipment and shipping containers, and also owns and operates a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”), and a multi-modal terminal located along the Ohio River with multiple industrial development opportunities (“Hannibal”). The Company has six reportable segments, (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad, and (vi) Ports and Terminals, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 14).

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
Delaware River Partners LLC
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. The Company currently holds a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. The Company has the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, the Company concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity; and, therefore $5,321 was recorded in other liabilities on the Company’s Consolidated Balance Sheets. The remaining 2% economic non-controlling interest was valued at $641 at the acquisition date.
Ohio River Partners LLC
On June 16, 2017, the Company, through Ohio River Partners LLC (“ORP”), a consolidated subsidiary, purchased the assets of Hannibal which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. The Company purchased 100% of the interests in these assets. ORP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.
Cash and Cash Equivalents—The Company considers all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash of $51,453 and $65,441 as of June 30, 2017 and December 31, 2016, respectively, consists of prepaid interest and principal pursuant to the requirements of certain of the Company’s debt agreements (Note 8), and funds set aside for qualifying construction projects at Jefferson Terminal.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $11,703 and $6,489 as of June 30, 2017 and December 31, 2016, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. Amortization expense was $931 and $2,064 for the three and six months ended June 30, 2017, respectively, and $664 and $1,249 for the three and six months ended June 30, 2016, respectively. Amortization expenses are included as a component of interest expense in the accompanying Consolidated Statements of Operations.
In connection with the revolving credit facility, the Company incurred $1,076 of deferred financing costs, as of June 30, 2017 which are recorded as a component of other assets in the accompanying Consolidated Balance Sheet. These fees will be reclassified into debt upon the draw down of the facility. Refer to Note 8 for details.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance lease and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three and six months ended June 30, 2017, the Company had no revenue concentration over 10% of total revenue from any one customer. During the three and six months ended June 30, 2016, the Company earned approximately 9.5% and 10.9%, respectively, of its revenue from one customer in the Jefferson Terminal segment.
As of June 30, 2017, accounts receivable from two customers in the Offshore Energy segment each represented 14% of total accounts receivable, net. As of December 31, 2016, accounts receivable from two customers in the Offshore Segment each represented 22% and 18% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at both June 30, 2017 and December 31, 2016 was $418. Bad debt expense was $32 and $63 for the three and six months ended June 30, 2017, respectively. Bad debt expense was $23 and $55 for the three and six months ended June 30, 2016, respectively.
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
Other Assets—Other assets is primarily comprised of notes receivable of $7,058 and $22,469, leasing equipment purchase deposits of $5,745 and $13,701, capitalized costs for potential asset acquisitions of $638 and $2,116, prepaid expenses of $4,717 and $3,440, and receivables of $6,790 and $21,501 as of June 30, 2017 and December 31, 2016, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and six months ended June 30, 2017 and 2016, the Board of Directors declared a cash dividend of $0.33 and $0.66 per share, respectively.
Recent Accounting Pronouncements—In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and the previous parameters for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  The standard is effective for fiscal years beginning after December 15, 2016, with earlier adoption permitted. The adoption of this standard did not have a material impact on our financial statements during the first quarter of 2017.
In March 2016, the FASB issued ASU 2016-06, Contingent put and call options in debt instruments (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-06 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires the income tax effects of awards to be recognized in the income statement when the awards vest or are settled, increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification, and allow recognizing forfeitures of awards as they occur. ASU 2016-09 is effective beginning in the first quarter of 2017, with early adoption permitted. The Company adopted ASU 2016-09 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-17 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) (“ASU 2017-01”). ASU 2017-01 clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses or assets. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amendments the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in ASU 2017-05 also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. ASU 2017-05 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our condensed consolidated financial statements.

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2017	December 31, 2016
Leasing equipment	$1,065,051	$849,565
Less: Accumulated depreciation	(110,590)	(84,110)
Leasing equipment, net	$954,461	$765,455
During the six months ended June 30, 2017, the Company acquired fourteen aircraft and forty-one commercial jet engines, and sold one aircraft and six commercial jet engines.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense for leasing equipment	$15,969	$10,451	$29,142	$19,743

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

4.     FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	June 30, 2017	December 31, 2016
Finance leases	$17,027	$18,022
Unearned revenue	(7,535)	(8,305)
Finance leases, net	$9,492	$9,717
As of June 30, 2017, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2017	$1,013
2018	2,008
2019	2,008
2020	2,013
2021	2,008
Thereafter	7,977
Total	$17,027

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2017	December 31, 2016
Land, site improvements and rights	$74,266	$57,617
Construction in progress	98,266	49,605
Buildings and improvements	9,763	2,750
Terminal machinery and equipment	241,826	236,652
Track and track related assets	25,942	22,948
Railroad equipment	1,095	1,091
Railcars and locomotives	3,074	2,909
Computer hardware and software	617	388
Furniture and fixtures	502	405
Vehicles	1,385	985
	456,736	375,350
Less: Accumulated depreciation	(32,664)	(26,002)
Spare parts	2,847	2,833
Property, plant and equipment, net	$426,919	$352,181
During the six months ended June 30, 2017, additional property, plant and equipment of $81,508 was acquired, consisting primarily of construction in progress, land, buildings and improvements, terminal machinery and equipment, and railcars and locomotives.
On June 16, 2017, the Company, through one of its consolidated subsidiaries, purchased the assets of Hannibal for $30,000. The assets acquired consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. As part of the transaction, additional amounts of $2,335 were capitalized for costs directly related to the purchase, including costs for legal advice, exploratory diligence, and regulatory permitting. As of June 30, 2017, Hannibal is part of the Ports and Terminals segment.
During the six months ended June 30, 2017, disposals of property, plant and equipment totaled $108. During the six months ended June 30, 2016, disposals of property, plant and equipment totaled $78, mainly related to railroad equipment, vehicles, and furniture and fixtures.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense for property, plant and equipment	$3,353	$3,350	$6,657	$6,376

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2017	December 31, 2016
Listed security	Available-for-sale	2%	$24,686	$17,630
Advanced Engine Repair JV	Equity method	25%	14,225	15,000
JGP Energy Partners LLC	Equity method	50%	15,965	3,266
Intermodal Finance I, Ltd.	Equity method	51%	3,315	4,082
Investments			$58,191	$39,978
Available-for-sale securities

Equity Security
December 31, 2016	$17,630
Purchases	8,332
Unrealized Loss	(1,276)
June 30, 2017	$24,686

Cost	$18,833
The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2017.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15,000 for 25% interest in an advanced engine repair joint venture. The Company will initially focus on developing new costs savings programs for engine repairs. The primary financial activities for the joint venture relate to member contributions and therefore its summary financial information has not been presented. The Company’s proportionate share of equity in losses was $107 and $843 for the three and six months ended June 30, 2017.
JGP
In 2016, the Company initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method. The primary financial activities for JGP relate to member investments and therefore JGP summary financial information has not been presented. The Company’s proportionate share of equity in losses was $10 and $75 for the three and six months ended June 30, 2017.
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
As of June 30, 2017, Intermodal owns a portfolio of multiple finance leases, representing five customers and comprising approximately 45,000 shipping containers, as well as a portfolio of approximately 16,000 shipping containers subject to multiple operating leases. The Company’s proportionate share of equity in losses was $210 and $675 for the three and six months ended June 30, 2017, respectively, and $259 and $174 for the three and six months ended June 30, 2016, respectively.

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	June 30, 2017
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$26,793	$—	$—	$26,793
Less: Accumulated amortization	(17,633)	—	—	(17,633)
Acquired favorable lease intangibles, net	9,160	—	—	9,160
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(10,048)	(143)	(10,191)
Acquired customer relationships, net	—	25,465	82	25,547
Total intangible assets, net	$9,160	$25,465	$82	$34,707

Intangible liabilities
Acquired unfavorable lease intangibles	$2,440	$—	$—	$2,440
Less: Accumulated amortization	(923)	—	—	(923)
Acquired unfavorable lease intangibles, net	$1,517	$—	$—	$1,517

	December 31, 2016
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$26,605	$—	$—	$26,605
Less: Accumulated amortization	(14,998)	—	—	(14,998)
Acquired favorable lease intangibles, net	11,607	—	—	11,607
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(8,271)	(120)	(8,391)
Acquired customer relationships, net	—	27,242	105	27,347
Total intangible assets, net	$11,607	$27,242	$105	$38,954

Intangible liabilities
Acquired unfavorable lease intangibles	$1,506	$—	$—	$1,506
Less: Accumulated amortization	(627)	—	—	(627)
Acquired unfavorable lease intangibles, net	$879	$—	$—	$879

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Lease intangibles	Equipment leasing revenues	$1,065	$1,576	$2,347	$3,154
Customer relationships	Depreciation and amortization	899	900	1,799	1,799
Total		$1,964	$2,476	$4,146	$4,953
As of June 30, 2017, estimated net annual amortization of intangibles is as follows:

Total
2017	$3,761
2018	6,957
2019	5,351
2020	4,055
2021	3,591
Thereafter	9,475
Total	$33,190

8.	DEBT, NET
The Company’s debt, net is summarized as follows:

	June 30, 2017	December 31, 2016
Loans payable
FTAI Pride Credit Agreement	$57,813	$60,937
CMQR Credit Agreement	13,375	12,625
Revolving Credit Facility	—	—
Total loans payable	71,188	73,562
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,425 and $1,697 at June 30, 2017 and December 31, 2016, respectively)	45,858	45,887
Series 2016 Bonds	144,200	144,200
Senior Notes (including unamortized discount of $7,141 at June 30, 2017)	242,859	—
Total bonds payable	432,917	190,087
Note payable to non-controlling interest
Note payable to non-controlling interest	2,352	2,352
Total note payable to non-controlling interest	2,352	2,352

Debt	506,457	266,001
Less: Debt issuance costs	(11,703)	(6,489)
Total debt, net	$494,754	$259,512

Total debt due within one year	$8,078	$8,078

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
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $20,000 to $25,000 and to extend the maturity date to September 18, 2019. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of June 30, 2017 was 3.61%.
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
Term Loan—On January 23, 2017, the Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loan are to be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Term Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to the Company’s right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during the six months ended June 30, 2017, the Company recorded a loss on extinguishment of debt of $2,456.
Senior Notes—On March 15, 2017, the Company issued $250,000 aggregate principal amount of 6.75% senior unsecured notes due 2022 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 15, 2017, between the Company and U.S. Bank National Association, as trustee.
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
Revolving Credit Facility- On June 16, 2017, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility provides for revolving loans in the aggregate principal amount of up to $75,000, of which $25,000 may be utilized for the issuance of letters of credit. The proceeds drawn on this facility will be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions and other investments. The Revolving Credit Facility is secured by the capital stock of certain direct subsidiaries of the Company as defined in the related credit agreement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Borrowings outstanding under the Revolving Credit Facility bear interest at the Adjusted Eurodollar Rate (determined in accordance with the credit agreement) plus 3.00% per annum, if the Company chooses to make Eurodollar Rate borrowings, or at the Base Rate (determined in accordance with the credit agreement) plus 2.00% per annum.  The Company will also be required to pay a quarterly commitment fee at a rate per annum equal to 0.50% on the average daily unused portion of the Revolving Credit Facility, as well as customary letter of credit fees and agency fees.
The Revolving Credit Facility will mature, and commitments in respect of the Revolving Credit Facility will terminate, on June 16, 2020. Any amount borrowed under the Revolving Credit Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate borrowings.
The Revolving Credit Facility includes financial covenants requiring the maintenance of (1) a minimum ratio of the appraised value of certain aviation assets to the aggregate commitments under the revolving credit facility of 3.00 to 1.00 and (2) a maximum ratio of debt to total equity (before reduction for minority interests) for the Company and its subsidiaries of 1.65 to 1.00 per the terms of the credit agreement.
At June 30, 2017, there are no borrowings outstanding under the revolving credit facility.
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
The Company was in compliance with all debt covenants as of June 30, 2017.

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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2017	June 30, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$32,575	$32,575	$—	$—	Market
Restricted cash	51,453	51,453	—	—	Market
Available-for-sale securities	24,686	24,686	—	—	Market
Total	$108,714	$108,714	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2016	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$68,055	$68,055	$—	$—	Market
Restricted cash	65,441	65,441	—	—	Market
Available-for-sale securities	17,630	17,630	—	—	Market
Total	$151,126	$151,126	$—	$—
At June 30, 2017 and December 31, 2016, the Company had no liabilities that were measured at fair value on a recurring basis.
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
The Company’s notes receivable at June 30, 2017 and December 31, 2016, included as a component of other assets on the accompanying Consolidated Balance Sheets, consist of a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which is collateralized by other property owned by the joint venture partner. At June 30, 2017 and December 31, 2016, the Company’s notes receivable also included a $0 and $17,935, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site, which was settled in the acquisition of Hannibal (Note 5). The fair value of these notes receivable approximate carrying value and are classified as Level 2 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $46,776 and $46,488, at June 30, 2017 and December 31, 2016, respectively, based upon market prices for similar municipal securities. The fair value of Series 2016 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $149,506 and $149,575 at June 30, 2017 and December 31, 2016, respectively, based upon market prices for similar municipal securities. The fair value of Senior Notes, reported in debt, net on the Consolidated Balance Sheets, was approximately $242,859 as of June 30, 2017 as the carrying value approximates the market prices, and is classified as Level 2 within the fair value hierarchy. The fair values of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10. REVENUES
Components of revenue are as follows:

	Three Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$20,001	$2,884	$—	$—	$—	$—	$22,885
Maintenance revenue	16,576	—	—	—	—	—	16,576
Finance lease income	—	385	—	—	—	—	385
Other revenue	—	512	25	—	—	—	537
Total equipment leasing revenues	36,577	3,781	25	—	—	—	40,383
Infrastructure revenues
Lease income	—	—	—	—	—	123	123
Rail revenues	—	—	—	—	7,662	—	7,662
Terminal services revenues	—	—	—	3,026	—	—	3,026
Total infrastructure revenues	—	—	—	3,026	7,662	123	10,811
Total revenues	$36,577	$3,781	$25	$3,026	$7,662	$123	$51,194

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$14,750	$580	$—	$—	$—	$—	$15,330
Maintenance revenue	6,285	—	—	—	—	—	6,285
Finance lease income	—	399	—	—	—	—	399
Other revenue	312	—	25	—	—	—	337
Total equipment leasing revenues	21,347	979	25	—	—	—	22,351
Infrastructure revenues
Lease income	—	—	—	—	—	—	—
Rail revenues	—	—	—	—	7,707	—	7,707
Terminal services revenues	—	—	—	3,137	—	—	3,137
Total infrastructure revenues	—	—	—	3,137	7,707	—	10,844
Total revenues	$21,347	$979	$25	$3,137	$7,707	$—	$33,195

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$37,636	$3,495	$—	$—	$—	$—	$41,131
Maintenance revenue	29,245	—	—	—	—	—	29,245
Finance lease income	—	771	—	—	—	—	771
Other revenue	2	572	50	—	—	—	624
Total equipment leasing revenues	66,883	4,838	50	—	—	—	71,771
Infrastructure revenues
Lease income	—	—	—	—	—	139	139
Rail revenues	—	—	—	—	16,065	—	16,065
Terminal services revenues	—	—	—	7,892	—	—	7,892
Total infrastructure revenues	—	—	—	7,892	16,065	139	24,096
Total revenues	$66,883	$4,838	$50	$7,892	$16,065	$139	$95,867

	Six Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$27,597	$655	$—	$—	$—	$—	$28,252
Maintenance revenue	11,391	—	—	—	—	—	11,391
Finance lease income	—	809	1,112	—	—	—	1,921
Other revenue	312	—	50	—	—	—	362
Total equipment leasing revenues	39,300	1,464	1,162	—	—	—	41,926
Infrastructure revenues
Lease income	—	—	—	—	—	—	—
Rail revenues	—	—	—	—	15,706	—	15,706
Terminal services revenues	—	—	—	7,016	—	—	7,016
Total infrastructure revenues	—	—	—	7,016	15,706	—	22,722
Total revenues	$39,300	$1,464	$1,162	$7,016	$15,706	$—	$64,648
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of June 30, 2017:

Total
2017	$44,892
2018	64,449
2019	40,671
2020	23,348
2021	16,103
Thereafter	6,566
Total	$196,029

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
As of June 30, 2017, the Incentive Plan provides for the issuance of up to 30 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense (income) related to its stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2017	2016	2017	2016
Stock Options	$—	$—	$—	$—	$—
Restricted Shares	79	—	138	(4,168)	25,060
Common Units	364	118	392	322	591
Total	$443	$118	$530	$(3,846)	$25,651
Stock Options

	Options	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Stock options outstanding and exercisable as of January 1, 2017	15,000	$16.98	$—	8.40
Granted	—	—	—	—
Exercised	—	—	—	N/A
Forfeited and canceled	—	—	—	N/A
Stock options outstanding and exercisable as of June 30, 2017	15,000	$16.98	$—	7.89
Restricted Shares

	Restricted Shares	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Restricted shares outstanding and exercisable as of January 1, 2017	1,302,388	$19.06	$24,824	0.74
Granted	31,430	15.74	495	4.00
Less: vested	13,097	17.98	235	N/A
Less: forfeited and canceled	—	—	—	N/A
Restricted shares outstanding and exercisable as of June 30, 2017	1,320,721	$18.99	$25,084	0.32
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
The third award of 52,388 restricted shares had a grant date fair value of $942. The fair value was determined on the grant date using the discounted cash flows model. The shares vest over four years, subject to continued employment through June 2020. The compensation expense will be recognized ratably through the fourth anniversary of the employee’s start date. During the three and six months ended June 30, 2017, 13,097 shares vested.
The fourth award of 31,430 restricted shares had a grant day fair value of $495 using the discounted cash flow models. The awards vest in four tranches over four years, provided the employee remains employed by the Company.
The fair value of the third award and fourth awards are based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement date.
Common Units

	Common Units	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Common units outstanding and exercisable as of January 1, 2017	83,333	$1.34	$112	0.77
Granted	520,000	1.72	894	1.95
Less: vested	191,667	1.69	324	N/A
Less: forfeited and canceled	—	—	—	N/A
Common units outstanding and exercisable as of June 30, 2017	411,666	$1.68	$682	2.32
In 2015 and 2017, the Company granted equity based compensation in a subsidiary consisting of common units in exchange for services assuming no forfeited amounts. The awards have varying terms, ranging between 16 and 37 months, and vest subject to continued employment through each respective vesting date. The awards are equity based with compensation expense recognized ratably over the vesting periods.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current:
Federal	$195	$143	$316	$162
State and local	(5)	9	48	40
Foreign	20	15	41	26
Total current provision	210	167	405	228

Deferred:
Federal	44	(4)	48	1
State and local	—	1	—	1
Foreign	210	14	223	(118)
Total deferred provision	254	11	271	(116)

Total provision for income taxes	$464	$178	$676	$112
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
As of and for the six month period ended June 30, 2017, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2013. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2017.
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
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total management fees for the three and six months ended June 30, 2017 were $3,865 and $7,758, respectively. The total management fees for the three and six months ended June 30, 2016 were $4,231 and $8,579, respectively.

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
A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the three and six months ended June 30, 2017 and 2016.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the three and six months ended June 30, 2017 and 2016.
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
The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the three and six months ended June 30, 2017, expense reimbursement of $1,618 and $3,822 was recorded in general and administrative expenses, respectively, and $1,563 and $2,713 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations. During the three and six months ended June 30, 2016, expense reimbursement of $1,643 and $3,401 was recorded in general and administrative expenses, respectively, and $1,013 and $2,026 was recorded in acquisition and transaction expenses, respectively.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of June 30, 2017 and December 31, 2016, no amounts were recorded as a receivable from the Manager. As of June 30, 2017 and December 31, 2016, amounts due to the Manager or its affiliates of $1,076 and $1,697, respectively, excluding accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, amounts due to the Manager or its affiliates of $3,515 and $1,347, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of June 30, 2017 and December 31, 2016 an affiliate of the Company’s Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2017 and December 31, 2016 was $71,421 and $74,904, respectively. For the three and six months ended June 30, 2017, the amount of this non-controlling interest share of net loss was $1,413 and $3,483, respectively. For the three and six months ended June 30, 2016, the amount of this non-controlling interest share of net loss was $2,384 and $3,952, respectively.
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
14. SEGMENT INFORMATION
The Company’s reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. The Company has six reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. The Company’s reportable segments are (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad, and (vi) Ports and Terminals. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases. Shipping Containers consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations. Ports and Terminals consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware river with an underground storage cavern and multiple industrial development opportunities, and Hannibal, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended June 30, 2017

	Three months ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$36,577	$3,781	$25	$—	$—	$—	$—	$40,383
Infrastructure revenues	—	—	—	3,026	7,662	123	—	10,811
Total revenues	36,577	3,781	25	3,026	7,662	123	—	51,194

Expenses
Operating expenses	1,371	4,015	—	7,267	7,907	764	—	21,324
General and administrative	—	—	—	—	—	—	3,341	3,341
Acquisition and transaction expenses	55	—	—	—	—	—	1,825	1,880
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,865	3,865
Depreciation and amortization	14,086	1,606	—	3,956	492	81	—	20,221
Interest expense	—	930	—	1,438	247	270	4,799	7,684
Total expenses	15,512	6,551	—	12,661	8,646	1,115	13,830	58,315

Other income (expense)
Equity in losses of unconsolidated entities	(107)	—	(210)	(10)	—	—	—	(327)
Gain (loss) on sale of equipment, net	2,029	—	—	—	(30)	—	—	1,999
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Interest income	76	4	—	4	—	—	—	84
Other income	—	—	—	20	—	—	—	20
Total other income (expense)	1,998	4	(210)	14	(30)	—	—	1,776
Income (loss) before income taxes	23,063	(2,766)	(185)	(9,621)	(1,014)	(992)	(13,830)	(5,345)
Provision for (benefit from) income taxes	478	3	(9)	(5)	—	(3)	—	464
Net income (loss)	22,585	(2,769)	(176)	(9,616)	(1,014)	(989)	(13,830)	(5,809)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	224	(216)	—	(4,045)	57	(369)	—	(4,349)
Net income (loss) attributable to shareholders	$22,361	$(2,553)	$(176)	$(5,571)	$(1,071)	$(620)	$(13,830)	$(1,460)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Loss to net loss attributable to shareholders:

	Three months ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$22,894	$(2,550)	$(277)	$(5,574)	$(726)	$(623)	$(12,518)	$626
Add: Non-controlling share of adjustments to Adjusted Net Income								17
Add: Equity in losses of unconsolidated entities								(327)
Add: Cash payments for income taxes								592
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								419
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,880)
Less: Equity-based compensation expense								(443)
Less: Provision for income taxes								(464)
Net loss attributable to shareholders								$(1,460)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three months ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$2,413	$—	$—	$—	$—	$—	$2,413
Asia	8,344	2,443	25	—	—	—	10,812
Europe	22,852	953	—	—	—	—	23,805
North America	2,558	385	—	3,026	7,662	123	13,754
South America	410	—	—	—	—	—	410
Total	$36,577	$3,781	$25	$3,026	$7,662	$123	$51,194

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

I. For the Six Months Ended June 30, 2017

	Six months ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$66,883	$4,838	$50	$—	$—	$—	$—	$71,771
Infrastructure revenues	—	—	—	7,892	16,065	139	—	24,096
Total revenues	66,883	4,838	50	7,892	16,065	139	—	95,867

Expenses
Operating expenses	2,790	7,558	—	14,880	15,451	1,658	—	42,337
General and administrative	—	—	—	—	—	—	7,176	7,176
Acquisition and transaction expenses	270	—	—	—	—	—	3,062	3,332
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	7,758	7,758
Depreciation and amortization	25,375	3,213	—	7,907	1,018	85	—	37,598
Interest expense	—	1,854	—	2,875	446	544	6,659	12,378
Total expenses	28,435	12,625	—	25,662	16,915	2,287	24,655	110,579

Other income (expense)
Equity in losses of unconsolidated entities	(843)	—	(675)	(75)	—	—	—	(1,593)
Gain (loss) on sale of equipment, net	4,061	—	—	—	(44)	—	—	4,017
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	159	7	—	201	—	—	—	367
Other income	—	—	—	32	—	—	—	32
Total other income (expense)	3,377	7	(675)	158	(44)	—	(2,456)	367
Income (loss) before income taxes	41,825	(7,780)	(625)	(17,612)	(894)	(2,148)	(27,111)	(14,345)
Provision for (benefit from) income taxes	671	5	(34)	34	—	—	—	676
Net income (loss)	41,154	(7,785)	(591)	(17,646)	(894)	(2,148)	(27,111)	(15,021)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	142	(464)	—	(8,403)	61	(483)	—	(9,147)
Net income (loss) attributable to shareholders	$41,012	$(7,321)	$(591)	$(9,243)	$(955)	$(1,665)	$(27,111)	$(5,874)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Six months ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$41,953	$(7,316)	$(717)	$(9,188)	$(584)	$(1,665)	$(22,106)	$377
Add: Non-controlling share of adjustments to Adjusted Net Income								56
Add: Equity in losses of unconsolidated entities								(1,593)
Add: Cash payments for income taxes								595
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,685
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(2,456)
Less: Acquisition and transaction expenses								(3,332)
Less: Equity-based compensation expense								(530)
Less: Provision for income taxes								(676)
Net loss attributable to shareholders								$(5,874)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Six months ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$4,780	$—	$—	$—	$—	$—	$4,780
Asia	23,113	3,114	50	—	—	—	26,277
Europe	34,322	953	—	—	—	—	35,275
North America	3,963	771	—	7,892	16,065	139	28,830
South America	705	—	—	—	—	—	705
Total	$66,883	$4,838	$50	$7,892	$16,065	$139	$95,867

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. For the Three Months Ended June 30, 2016

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$21,347	$979	$25	$—	$—	$—	$—	$22,351
Infrastructure revenues	—	—	—	3,137	7,707	—	—	10,844
Total revenues	21,347	979	25	3,137	7,707	—	—	33,195

Expenses
Operating expenses	1,166	2,401	12	6,698	7,268	—	6	17,551
General and administrative	—	—	—	—	—	—	3,361	3,361
Acquisition and transaction expenses	—	—	—	291	—	—	1,584	1,875
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	4,231	4,231
Depreciation and amortization	8,504	1,670	—	3,993	534	—	—	14,701
Interest expense	—	936	—	3,984	200	—	—	5,120
Total expenses	9,670	5,007	12	14,966	8,002	—	9,182	46,839

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(259)	—	—	—	—	(259)
Gain (loss) on sale of equipment and finance leases, net	1,509	—	—	—	36	—	—	1,545
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Asset impairment	—	(7,450)	—	—	—	—	—	(7,450)
Interest income (expense)	2	3	—	(133)	—	—	—	(128)
Other (expense) income	—	—	—	58	—	—	—	58
Total other income (expense)	1,511	(7,447)	(259)	(75)	36	—	—	(6,234)
Income (loss) before income taxes	13,188	(11,475)	(246)	(11,904)	(259)	—	(9,182)	(19,878)
Provision (benefit from) for income taxes	185	—	(9)	—	—	—	2	178
Net income (loss)	13,003	(11,475)	(237)	(11,904)	(259)	—	(9,184)	(20,056)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	193	(3,911)	—	(5,125)	(16)	—	(4)	(8,863)
Net income (loss) attributable to shareholders	$12,810	$(7,564)	$(237)	$(6,779)	$(243)	$—	$(9,180)	$(11,193)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Loss to net loss attributable to shareholders:

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$12,977	$(3,839)	$(309)	$(6,519)	$(130)	$—	$(7,594)	$(5,414)
Add: Non-controlling share of adjustments to Adjusted Net Income								3,710
Add: Equity in losses of unconsolidated entities								(259)
Add: Cash payments for income taxes								69
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								322
Less: Asset impairment charges								(7,450)
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,875)
Less: Equity-based compensation expense								(118)
Less: Provision for income taxes								(178)
Net loss attributable to shareholders								$(11,193)

Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$2,868	$—	$—	$—	$—	$—	$2,868
Asia	9,693	408	25	—	—	—	10,126
Europe	6,532	173	—	—	—	—	6,705
North America	1,641	398	—	3,137	7,707	—	12,883
South America	613	—	—	—	—	—	613
Total	$21,347	$979	$25	$3,137	$7,707	$—	$33,195

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

IV. For the Six Months Ended June 30, 2016

	Six Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$39,300	$1,464	$1,162	$—	$—	$—	$—	$41,926
Infrastructure revenues	—	—	—	7,016	15,706	—	—	22,722
Total revenues	39,300	1,464	1,162	7,016	15,706	—	—	64,648

Expenses
Operating expenses	1,983	6,002	42	9,386	14,490	—	6	31,909
General and administrative	—	—	—	—	—	—	5,949	5,949
Acquisition and transaction expenses	—	—	—	291	—	—	2,643	2,934
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	8,579	8,579
Depreciation and amortization	15,931	3,258	—	7,669	1,060	—	—	27,918
Interest expense	—	1,871	410	7,788	354	—	—	10,423
Total expenses	17,914	11,131	452	25,134	15,904	—	17,177	87,712

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(174)	—	—	—	—	(174)
Gain (loss) on sale of equipment and finance leases, net	2,717	—	304	—	246	—	—	3,267
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	—	(1,579)
Asset impairment	—	(7,450)	—	—	—	—	—	(7,450)
Interest income (expense)	3	5	—	(127)	—	—	—	(119)
Other (expense) income	—	—	(2)	100	—	—	—	98
Total other income (expense)	2,720	(7,445)	128	(1,606)	246	—	—	(5,957)
Income (loss) before income taxes	24,106	(17,112)	838	(19,724)	48	—	(17,177)	(29,021)
Provision (benefit from) for income taxes	88	—	(13)	35	—	—	2	112
Net income (loss)	24,018	(17,112)	851	(19,759)	48	—	(17,179)	(29,133)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	290	(4,158)	—	(8,281)	(3)	—	(6)	(12,158)
Net income (loss) attributable to shareholders	$23,728	$(12,954)	$851	$(11,478)	$51	$—	$(17,173)	$(16,975)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Loss to net loss attributable to shareholders:

	Six Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$23,452	$(9,229)	$778	$(12,776)	$360	$—	$(14,532)	$(11,947)
Add: Non-controlling share of adjustments to Adjusted Net Income								2,721
Add: Equity in losses of unconsolidated entities								(174)
Add: Cash payments for income taxes								420
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								237
Less: Asset impairment charges								(7,450)
Less: Changes in fair value of non-hedge derivative instruments								(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(1,579)
Less: Acquisition and transaction expenses								(2,934)
Less: Equity-based compensation income								3,846
Less: Provision for income taxes								(112)
Net loss attributable to shareholders								$(16,975)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$5,647	$—	$—	$—	$—	$—	$5,647
Asia	19,076	408	833	—	—	—	20,317
Europe	11,498	248	—	—	—	—	11,746
North America	2,101	808	329	7,016	15,706	—	25,960
South America	978	—	—	—	—	—	978
Total	$39,300	$1,464	$1,162	$7,016	$15,706	$—	$64,648

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

V. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$803,423	$228,167	$3,706	$547,609	$42,538	$92,860	$25,404	$1,743,707

Debt, net	—	59,644	—	185,535	13,045	—	236,530	494,754

Total liabilities	89,872	64,420	—	208,511	27,575	7,673	244,406	642,457

Non-controlling interests in equity of consolidated subsidiaries	2,677	2,860	—	95,824	2,567	—	524	104,452

Total equity	713,551	163,747	3,706	339,098	14,963	85,187	(219,002)	1,101,250

Total liabilities and equity	$803,423	$228,167	$3,706	$547,609	$42,538	$92,860	$25,404	$1,743,707

	June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$39,876	$—	$—	$—	$—	$—	$—	$39,876
Asia	292,832	37,121	—	—	—	—	—	329,953
Europe	269,409	129,164	—	—	—	—	—	398,573
North America	137,282	—	—	344,401	33,273	90,366	—	605,322
South America	7,656	—	—	—	—	—	—	7,656
Total	$747,055	$166,285	$—	$344,401	$33,273	$90,366	$—	$1,381,380

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
The calculation of basic and diluted EPS is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net loss attributable to shareholders	$(1,460)	$(11,193)	$(5,874)	$(16,975)
Weighted Average Shares Outstanding - Basic	75,762,674	75,730,165	75,762,480	75,728,717
Weighted Average Shares Outstanding - Diluted	75,762,674	75,730,165	75,762,480	75,728,717

Basic and Diluted EPS	$(0.02)	$(0.15)	$(0.08)	$(0.22)
For the three and six months ended June 30, 2017, 1,316 and 1,716 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive. For the three and six months ended June 30, 2016, 10,541 and 10,736 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

16. COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, lessees have asserted that they are entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $10,306 at June 30, 2017. No amount has been recorded for this matter in the Company’s consolidated financial statements as of June 30, 2017, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
The Company has also entered into an arrangement with its non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15,000. The Company will account for such amounts when and if such conditions are achieved.
The Company has entered into an arrangement with the seller of Hannibal, whereby the seller may receive additional payments contingent upon the achievement of certain conditions, not to exceed $5,000. The Company will account for such amounts when and if such conditions are achieved.
Several of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rent expense	$1,279	$1,314	$2,520	$2,527
As of June 30, 2017, minimum future rental payments under operating and capital leases are as follows:

2017	$3,538
2018	6,907
2019	6,497
2020	5,467
2021	4,151
Thereafter	73,323
Total	$99,883
17. SUBSEQUENT EVENTS
On July 28, 2017, the Company drew down on the Revolving Credit Facility for $60,000 which will bear interest at the 3-month LIBOR interest plus applicable margin per terms of the agreement.
On August 3, 2017, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended June 30, 2017, payable on August 28 2017 to the holders of record on August 18, 2017.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of June 30, 2017, we had total consolidated assets of $1.7 billion and total equity of $1.1 billion.
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following six reportable segments: Aviation Leasing, Offshore Energy, Shipping Containers, all of which are within Equipment Leasing Business, and Jefferson Terminal, Railroad and Ports and Terminals, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. Ports and Terminals consists of Repauno, acquired in 2016, which is a 1,630 acre deep-water port located along the Delaware river with an underground storage cavern and multiple industrial development opportunities, and Hannibal, acquired in June 2017, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities.
The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses, and management fees.
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
Our Manager
On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“SoftBank Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager.

Fortress informed the Company that it believes that under the Investment Advisers Act of 1940, as amended, the change of ownership resulting from the completion of the SoftBank merger will result in a deemed assignment of the Management Agreement, and that as a result, the Manager is required to obtain the Company’s consent to the assignment. On May 22, 2017, the disinterested members of our board of directors unanimously approved the consent to the assignment. The disinterested members of our board of directors were advised by outside independent counsel.
Results of Operations
Adjusted Net Income (Loss)
The Chief Operating Decision Maker (“CODM”) utilizes Adjusted Net Income as the key performance measure. This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions.
Adjusted Net Income is defined as net loss attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities, (b) to include the impact of cash income tax payments, and our pro-rata share of the Adjusted Net Income from unconsolidated entities, and (c) to exclude the impact of the non-controlling share of Adjusted Net Income. We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income. We believe that net income attributable to shareholders, as defined by GAAP, is the most comparable earnings measurement with which to reconcile Adjusted Net Income.
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
Adjusted EBITDA is defined as net loss attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three and six months ended June 30, 2017 and June 30, 2016
The following table presents our consolidated results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Lease income	$22,885	$15,330	$7,555	$41,131	$28,252	$12,879
Maintenance revenue	16,576	6,285	10,291	29,245	11,391	17,854
Finance lease income	385	399	(14)	771	1,921	(1,150)
Other revenue	537	337	200	624	362	262
Total equipment leasing revenues	40,383	22,351	18,032	71,771	41,926	29,845
Infrastructure revenues
Lease income	123	—	123	139	—	139
Rail revenues	7,662	7,707	(45)	16,065	15,706	359
Terminal services revenues	3,026	3,137	(111)	7,892	7,016	876
Total infrastructure revenues	10,811	10,844	(33)	24,096	22,722	1,374
Total revenues	51,194	33,195	17,999	95,867	64,648	31,219

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Expenses
Operating expenses	21,324	17,551	3,773	42,337	31,909	10,428
General and administrative	3,341	3,361	(20)	7,176	5,949	1,227
Acquisition and transaction expenses	1,880	1,875	5	3,332	2,934	398
Management fees and incentive allocation to affiliate	3,865	4,231	(366)	7,758	8,579	(821)
Depreciation and amortization	20,221	14,701	5,520	37,598	27,918	9,680
Interest expense	7,684	5,120	2,564	12,378	10,423	1,955
Total expenses	58,315	46,839	11,476	110,579	87,712	22,867

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(327)	(259)	(68)	(1,593)	(174)	(1,419)
Gain on sale of equipment and finance leases, net	1,999	1,545	454	4,017	3,267	750
Loss on extinguishment of debt	—	—	—	(2,456)	(1,579)	(877)
Asset impairment	—	(7,450)	7,450	—	(7,450)	7,450
Interest income	84	(128)	212	367	(119)	486
Other income	20	58	(38)	32	98	(66)
Total other (expense) income	1,776	(6,234)	8,010	367	(5,957)	6,324
Loss before income taxes	(5,345)	(19,878)	14,533	(14,345)	(29,021)	14,676
Provision for income taxes	464	178	286	676	112	564
Net loss	(5,809)	(20,056)	14,247	(15,021)	(29,133)	14,112
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,349)	(8,863)	4,514	(9,147)	(12,158)	3,011
Net loss attributable to shareholders	$(1,460)	$(11,193)	$9,733	$(5,874)	$(16,975)	$11,101
Add: Provision for income taxes	464	178	286	676	112	564
Add: Equity-based compensation expense (income)	443	118	325	530	(3,846)	4,376
Add: Acquisition and transaction expenses	1,880	1,875	5	3,332	2,934	398
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	3	(3)
Add: Asset impairment charges	—	7,450	(7,450)	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities(1)	(419)	(322)	(97)	(1,685)	(237)	(1,448)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(592)	(69)	(523)	(595)	(420)	(175)
Less: Equity in losses (earnings) of unconsolidated entities	327	259	68	1,593	174	1,419
Less: Non-controlling share of Adjusted Net (Loss) Income (2)	(17)	(3,710)	3,693	(56)	(2,721)	2,665
Adjusted Net Income (Loss)	$626	$(5,414)	$6,040	$377	$(11,947)	$12,324
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Non-controlling share of Adjusted Net (Loss) Income is comprised of the following for the three months ended June 30, 2017 and 2016: (i) equity-based compensation of $50 and $5, (ii) provision for income tax of $(2) and $0, (iii) asset impairment of $0 and $3,725, less (iv) cash tax payments of $31 and $20, respectively. Non-controlling share of Adjusted Net (Loss) Income is comprised of the following for the six months ended June 30, 2017 and 2016: (i) equity-based compensation of $75 and $(1,614), (ii) provision for income tax of $13 and $14, (iii) loss on extinguishment of debt of $0 and $616, and (iv) asset impairment of $0 and $3,725, less (v) cash tax payments of $32 and $20, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016		2017	2016
	(in thousands)
Net loss attributable to shareholders	$(1,460)	$(11,193)	$9,733	$(5,874)	$(16,975)	$11,101
Add: Provision for income taxes	464	178	286	676	112	564
Add: Equity-based compensation expense (income)	443	118	325	530	(3,846)	4,376
Add: Acquisition and transaction expenses	1,880	1,875	5	3,332	2,934	398
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	3	(3)
Add: Asset impairment charges	—	7,450	(7,450)	—	7,450	(7,450)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (3)	21,583	16,337	5,246	40,889	31,191	9,698
Add: Interest expense	7,684	5,120	2,564	12,378	10,423	1,955
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	189	788	(599)	(491)	2,160	(2,651)
Less: Equity in losses of unconsolidated entities	327	259	68	1,593	174	1,419
Less: Non-controlling share of Adjusted EBITDA (5)	(2,277)	(6,902)	4,625	(4,519)	(8,935)	4,416
Adjusted EBITDA (non-GAAP)	$28,833	$14,030	$14,803	$50,970	$26,270	$24,700
_______________________________________________________
(3) Depreciation and amortization expense includes $20,221 and $14,701 of depreciation and amortization expense, $1,065 and $1,576 of lease intangible amortization, and $297 and $60 of amortization for lease incentives in the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense includes $37,598 and $27,918 of depreciation and amortization expense, $2,347 and $3,154 of lease intangible amortization, and $944 and $119 of amortization for lease incentives in the six months ended June 30, 2017 and 2016, respectively.
(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended June 30, 2017 and 2016: (i) net loss of $(376) and $(320), (ii) interest expense of $223 and $257, and (iii) depreciation and amortization expense of $342 and $851, respectively. Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the six months ended June 30, 2017 and 2016: (i) net loss of $(1,685) and $(267), (ii) interest expense of $474 and $661, and (iii) depreciation and amortization expense of $720 and $1,766, respectively
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2017 and 2016: (i) equity based compensation of $50 and $5, (ii) provision for income taxes of $(2) and $0, (iii) interest expense of $476 and $1,490, (iv) depreciation and amortization expense of $1,753 and $1,682, and (v) asset impairment of $0 and $3,725, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2017 and 2016: (i) equity based compensation of $75 and $(1,614), (ii) provision for income taxes of $13 and $14, (iii) interest expense of $1,004 and $2,956, (iv) depreciation and amortization expense of $3,427 and $3,238, (v) loss on extinguishment of debt of $0 and $616, and (vi) asset impairment of $0 and $3,725, respectively.
Revenues
For the three months ended June 30, 2017, total revenues increased $17,999 as compared to the three months ended June 30, 2016 due to higher revenues across a majority of our segments, including Aviation Leasing, Offshore Energy and Ports and Terminals. These increases were partially offset by lower revenues in our Jefferson Terminal and Railroad segments.
In Equipment Leasing, lease income increased $18,032 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due a greater number of assets on lease in the Aviation Leasing segment. Additionally, we continue to increase the number of aircraft and engines subject to leases with maintenance arrangements resulting in higher maintenance revenue of $10,291. This increase was partially offset by a slight decline in our finance lease income of $14.
In Infrastructure, for the three months ended June 30, 2017, revenue was flat compared to the three months ended June 30, 2016 reflecting $123 of Ports and Terminal revenue from a lease contract at Repauno, which was acquired in July of 2016, offset by lower revenues in the Jefferson Terminal and Railroad segments. Jefferson Terminal had lower revenue of $111 reflecting a decrease in volume. Rail revenue was lower by $45 reflecting a decrease in traffic.
For the six months ended June 30, 2017, total revenues increased $31,219 as compared to the six months ended June 30, 2016 due to higher revenues across the majority of our segments, including Aviation Leasing, Offshore Energy, Jefferson Terminal, Railroad

and Ports and Terminals. Increases across the aforementioned segments were partially offset by a decrease in the Shipping Containers segment.
In Equipment Leasing, lease income increased $12,879 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to an increase in the number of assets on lease in the Aviation Leasing segment. Additionally, we continued to increase the number of aircraft and engines subject to leases with maintenance arrangements resulting in an increase to our maintenance revenue of $17,854. These increases were partially offset by a $1,150 decrease in finance lease income primarily driven by the sale of 42,000 shipping containers during the first quarter of 2016.
In Infrastructure, rail revenues increased $359 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to an increase in traffic and expanded service offerings in the first quarter of 2017 by our Railroad segment. The Jefferson Terminal segment had an increase in terminal services revenue of $876 primarily due to higher volume in the first quarter of 2017. Lease income was $139 in the six months ended June 30, 2017 from a lease contract at Repauno, which was acquired in July of 2016.
Expenses
For the three months ended June 30, 2017 total expenses increased $11,476 compared to the three months ended June 30, 2016 primarily due to higher: (i) operating expenses, (ii) depreciation and amortization and (iii) interest expense.
Operating expenses increased $3,773 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to higher (i) facility operations costs of $1,646 reflecting increased costs across our segments, (ii) compensation of $1,530, including stock compensation and benefits, primarily reflecting expenses at our Ports and Terminals segment, which is due to the Repauno acquisition in July 2016 and (iii) professional fees of $1,235. Partially offsetting these increases was lower environmental and legal costs of $1,411, primarily in our Jefferson Terminal segment.
Depreciation and amortization expenses increased $5,520 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to additional assets acquired in the Aviation Leasing segment.
Interest expense increased $2,564 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to the issuance of the Senior Notes in the first quarter of 2017. Refer to Note 8 of the Consolidated Financial Statements for further detail.
For the six months ended June 30, 2017 total expenses increased $22,867 compared to the six months ended June 30, 2016 mainly due to higher (i) operating expenses, (ii) depreciation and amortization, (iii) interest expense and (iv) general and administrative expenses. Partially offsetting these increases were lower management fees.
Operating expenses increased $10,428 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to an increase in (i) compensation, including stock compensation and benefits, of $6,241 primarily due to a reversal of stock compensation in the first quarter of 2016 coupled with higher compensation costs in our Ports and Terminals and Jefferson segments, (ii) facility operations of $2,892 primarily in the Jefferson Terminal segment and Railroad segment due to higher volumes in the first quarter of 2017, and (iii) professional fees of $2,297 primarily due to legal costs related to our vessels in the Offshore Energy segment and our Aviation Leasing segment due to the increase in aircraft and engines on lease. Offsetting the increase were lower environmental and legal fees of $1,500, primarily in our Jefferson Terminal segment, coupled with lower general and administrative expenses of $332 primarily related to the sale of 42,000 shipping containers during the first quarter of 2016.
General and administrative expenses at the Corporate segment increased $1,227 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 attributable to higher professional fees including legal, tax consulting and audit fees as we continue to grow our business, coupled with higher reimbursements to our Manager.
Acquisitions and transaction expenses, including advisory, legal, accounting, valuation and other professional or consulting fees, increased $398 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as we continue to pursue new business opportunities.
Depreciation and amortization increased $9,680 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to additional assets acquired in the Aviation Leasing segment.
Management fees decreased $821 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to a decrease in the average value of our total equity as compared to the first six months of 2016.
Interest expense increased $1,955 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to the issuance of the Senior Notes in the first quarter of 2017, coupled with an additional two months of interest in 2017 compared to interest on the Series 2016 Bonds issued in March 2016 during the six months ended June 30, 2016. Refer to the Note 8 of the Consolidated Financial Statements for further detail.

Other (Expense) Income
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, total other income increased $8,010. In 2016, an asset impairment charge of $7,450 was recorded related to the MT 6015 vessel (Note 2 of the Consolidated Financial Statements). Also contributing to the increase in other income were higher gains on sales of equipment and finance leases, net, of $454 reflecting opportunistic sales of Aviation assets.
For the six months ended June 30, 2017, total other income increased $6,324 as compared to the six months ended June 30, 2016. In 2016, an asset impairment charge of $7,450 was recorded for the MT 6025 vessel. In addition, during 2017, the Aviation Leasing segment had an increase of $750 in gain on sale of equipment and finance leases due to opportunistic sales of Aviation assets. Partially offsetting the increases was a $1,419 increase in the equity in losses of unconsolidated entities primarily related to a shipping container joint venture and our Advanced Engine Repair JV coupled with $877 of higher losses on extinguishment of debt.
Net Loss
Net loss attributable to shareholders for the three and six months ended June 30, 2017 decreased $9,733 and $11,101, respectively, compared to the same periods in 2016, primarily due to the changes discussed above.
Adjusted Net Loss
Adjusted net loss decreased $6,040 and $12,324 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the changes in revenue, expenses and other expenses noted above, and the increase in equity based compensation of $325 and $4,376 for the three and six months ended June 30, 2017, respectively. Also contributing to the decrease for the six months ended June 30, 2017 was an increase in the equity in losses of unconsolidated entities of $1,419 and an increase in losses from the extinguishment of debt of $877. The decrease was partially offset by changes in the non-controlling share of Adjusted Net Income of $3,693 and $2,665 for the three and six months ended June 30, 2017, respectively. Also contributing to the offset for the six months ended June 30, 2017 was a pro-rata share of Adjusted Net Income of $1,448.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $28,833 for the three months ended June 30, 2017, an increase of $14,803 compared to the same period of 2016. In addition to the changes in revenue, expenses and other expenses noted above, which resulted in a net decrease in loss attributable to shareholders, the change was primarily due to (i) increased depreciation and amortization expense from additional assets acquired and placed into service, (ii) increased interest expense and (iii) decreased non-controlling interest share of Adjusted EBITDA. Partially offsetting the increase to Adjusted EBITDA was the 2016 asset impairment charge. There was no impairment charge in the three months ended June 30, 2017.
Adjusted EBITDA was $50,970 for the six months ended June 30, 2017, an increase of $24,700 compared to the same period of 2016. In addition to the changes in revenue, expenses and other expenses noted above, which resulted in a net decrease in loss attributable to shareholders, the change was primarily due to (i) increased depreciation and amortization expense from additional assets acquired and placed into service, (ii) decreased non-controlling share of Adjusted EBITDA, (iii) increased equity-based compensation and (iv) increased equity in losses of unconsolidated entities. Partially offsetting these changes was the 2016 asset impairment charge. There was no impairment charge in the six months ended June 30, 2017.

Aviation Leasing Segment
As of June 30, 2017, in our Aviation Leasing segment, we own and manage 140 aviation assets, including 39 aircraft and 101 commercial jet engines.
As of June 30, 2017, 29 of our commercial aircraft and 62 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 70% utilized as of June 30, 2017, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 32 months, and our jet engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2017	7	19	26
Purchases	3	11	14
Sales	—	(1)	(1)
Assets at June 30, 2017	10	29	39

Jet Engines
Assets at January 1, 2017	38	28	66
Purchases	19	22	41
Sales	(6)	—	(6)
Assets at June 30, 2017	51	50	101

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Lease income	$20,001	$14,750	$5,251	$37,636	$27,597	$10,039
Maintenance revenue	16,576	6,285	10,291	29,245	11,391	17,854
Other revenue	—	312	(312)	2	312	(310)
Total revenues	36,577	21,347	15,230	66,883	39,300	27,583

Expenses
Operating expenses	1,371	1,166	205	2,790	1,983	807
Acquisition and transaction expenses	55	—	55	270	—	270
Depreciation and amortization	14,086	8,504	5,582	25,375	15,931	9,444
Total expenses	15,512	9,670	5,842	28,435	17,914	10,521

Other income (expense)
Equity losses of unconsolidated entities	(107)	—	(107)	(843)	—	(843)
Gain on sale of equipment, net	2,029	1,509	520	4,061	2,717	1,344
Interest income	76	2	74	159	3	156
Total other income	1,998	1,511	487	3,377	2,720	657
Income before income taxes	23,063	13,188	9,875	41,825	24,106	17,719
Provision for income taxes	478	185	293	671	88	583
Net income	22,585	13,003	9,582	41,154	24,018	17,136
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	224	193	31	142	290	(148)
Net income attributable to shareholders	$22,361	$12,810	$9,551	$41,012	$23,728	$17,284
Add: Provision for income taxes	478	185	293	671	88	583
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	55	—	55	270	—	270
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(107)	—	(107)	(843)	—	(843)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	(18)	18	—	(364)	364
Less: Equity in losses of unconsolidated entities	107	—	107	843	—	843
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$22,894	$12,977	$9,917	$41,953	$23,452	$18,501
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Aviation’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016		2017	2016
(Dollar amounts in thousands)
Net income attributable to shareholders	$22,361	$12,810	$9,551	$41,012	$23,728	$17,284
Add: Provision for income taxes	478	185	293	671	88	583
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	55	—	55	270	—	270
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (2)	15,448	10,140	5,308	28,666	19,204	9,462
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	(107)	—	(107)	(843)	—	(843)
Less: Equity in losses of unconsolidated entities	107	—	107	843	—	843
Less: Non-controlling share of Adjusted EBITDA(4)	(121)	(41)	(80)	(162)	(82)	(80)
Adjusted EBITDA (non-GAAP)	$38,221	$23,094	$15,127	$70,457	$42,938	$27,519
______________________________________________________________________________________
(2) Depreciation and amortization expense includes $14,086 and $8,504 of depreciation expense, $1,065 and $1,576 of lease intangible amortization, and $297 and $60 of amortization for lease incentives in the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense includes $25,375 and $15,931 of depreciation expense, $2,347 and $3,154 of lease intangible amortization, and $944 and $119 in the six months ended June 30, 2017 and 2016, respectively.
(3) Aviation Leasing's pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $(107) and $0 for the three months ended June 30, 2017 and 2016, respectively. Aviation Leasing’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $(843) and $0 in the six months ended June 30, 2017 and 2016, respectively.
(4) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $121 and $41 for the three months ended June 30, 2017 and 2016, respectively. Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $162 and $82 for the six months ended June 30, 2017 and 2016, respectively.
Revenues
Total revenues in the Aviation Leasing segment increased $15,230 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to higher lease income and maintenance revenue driven by newly acquired assets. Lease income increased $5,251 mainly due to higher aircraft lease income of $1,838 driven by the addition of 11 aircraft on lease offset by the redelivery of two aircraft. Engine lease income increased $3,413 primarily driven by the number of engines which have generated revenue from 38 in the three months ended June 30, 2016 to 68 in the three months ended June 30, 2017. Maintenance revenue increased $10,291 due to an increase in the number of aircraft and engines on lease, and due to the receipt of end-of-lease compensation for one aircraft. Aircraft maintenance revenue increased $4,861 and engine maintenance revenue increased by $5,430 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Total revenues in the Aviation Leasing segment increased $27,583 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to higher lease income and maintenance revenue driven by newly acquired assets. Lease income increased $10,039 mainly due to higher aircraft lease income of $3,425 primarily driven by the addition of 12 aircraft on lease offset by the redelivery two aircraft. Engine lease income increased $6,614 primarily driven by an increase in the number of engines which have generated revenue from 42 in the six months ended June 30, 2016 to 70 in the six months ended June 30, 2017. Maintenance revenue increased $17,854 due to a higher number of aircraft and engines on lease and the receipt of end-of-lease compensation for two aircraft. Aircraft maintenance revenue increased $8,146 and engine maintenance revenue increased by $9,708 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Expenses
Total expenses in the Aviation Leasing segment increased $5,842 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase primarily reflected $5,582 in higher depreciation and amortization expense compared to the three months ended June 30, 2016, due to the depreciation of 12 aircraft and 28 engines acquired or put on lease in the three months ended June 30, 2017. Operating expenses increased $205 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily reflecting increases in (i) aviation shipping expense of $267 due to the positioning of our assets for lease, (ii) professional fees of $171 due to an increased number of assets on lease and (iii) other operating expense of $83 due to the overall growth of the aviation portfolio, offset by a decrease in repairs and maintenance expense of $147 in the engine portfolio and insurance expense of $168 incurred in the prior period.
Total expenses in the Aviation Leasing segment increased $10,521 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily driven by depreciation and amortization expense, which increased $9,444 as compared to the six months ended June 30, 2016 due to the depreciation of 12 aircraft and 28 engines acquired or put on lease in the six months ended June 30, 2017. Operating expenses increased $807 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily reflecting increases in (i) aviation shipping expense of $348 due to the positioning of our assets for lease, (ii) professional fees of $422 due to an increased number of assets on lease, (iii) servicer costs of $156 due to additional assets on lease, and (iv) other operating expense of $86 due to the overall growth of the aviation portfolio, offset by a decrease in repairs and maintenance expense of $205 in the engine portfolio. Acquisitions and transaction expenses increased by $270 as we continue to pursue new business opportunities.
Other Income
Total other income in the Aviation Leasing segment increased $487 and $657 in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively, driven by increases in the gain on sale of leasing equipment, offset by increases in the equity in losses of unconsolidated entities.
Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $22,894 and $41,953 for the three and six months ended June 30, 2017, respectively, increasing $9,917 and $18,501 as compared to the three and six months ended June 30, 2016, respectively, primarily driven by the changes to net income attributable to shareholders noted above, adjusted for the provision for income taxes, acquisition and transaction expenses, and cash payments for income taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA in the Aviation Leasing segment was $38,221 and $70,457 for the three and six months ended June 30, 2017, respectively, decreasing $15,127 and $27,519 as compared to the three and six months ended June 30, 2016, respectively. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three and six months ended June 30, 2017, higher provision for income tax, and an increase in the acquisition and transaction expenses.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of June 30, 2017:

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

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Offshore Energy segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Lease income	$2,884	$580	$2,304	$3,495	$655	$2,840
Finance lease income	385	399	(14)	771	809	(38)
Other revenue	512	—	512	572	—	572
Total revenues	3,781	979	2,802	4,838	1,464	3,374

Expenses
Operating expenses	4,015	2,401	1,614	7,558	6,002	1,556
Depreciation and amortization	1,606	1,670	(64)	3,213	3,258	(45)
Interest expense	930	936	(6)	1,854	1,871	(17)
Total expenses	6,551	5,007	1,544	12,625	11,131	1,494

Other income (expense)
Asset impairment	—	(7,450)	7,450	—	(7,450)	7,450
Interest income	4	3	1	7	5	2
Total other income (expense)	4	(7,447)	7,451	7	(7,445)	7,452
Loss before income taxes	(2,766)	(11,475)	8,709	(7,780)	(17,112)	9,332
Provision for income taxes	3	—	3	5	—	5
Net loss	(2,769)	(11,475)	8,706	(7,785)	(17,112)	9,327
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(216)	(3,911)	3,695	(464)	(4,158)	3,694
Net loss attributable to shareholders	$(2,553)	$(7,564)	$5,011	$(7,321)	$(12,954)	$5,633
Add: Provision for income taxes	3	—	3	5	—	5
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	7,450	(7,450)	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	(3,725)	3,725	—	(3,725)	3,725
Adjusted Net Loss	$(2,550)	$(3,839)	$1,289	$(7,316)	$(9,229)	$1,913

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016		2017	2016
(Dollar amounts in thousands)
Net loss attributable to shareholders	$(2,553)	$(7,564)	$5,011	$(7,321)	$(12,954)	$5,633
Add: Provision for income taxes	3	—	3	5	—	5
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	7,450	(7,450)	—	7,450	(7,450)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,606	1,670	(64)	3,213	3,258	(45)
Add: Interest expense	930	936	(6)	1,854	1,871	(17)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(91)	(3,817)	3,726	(186)	(3,901)	3,715
Adjusted EBITDA (non-GAAP)	$(105)	$(1,325)	$1,220	$(2,435)	$(4,276)	$1,841
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2017 and 2016: (i) depreciation expense of $61 and $62, (ii) interest expense of $30 and $30, and (iii) asset impairment of $0 and $3,725, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2017 and 2016: (i) depreciation expense of $123 and $121, (ii) interest expense of $63 and $55, and (iii) asset impairment of $0 and $3,725, respectively.
Revenues
Total revenues in the Offshore Energy segment increased $2,802 and $3,374 in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively, primarily driven by higher lease income. In the three and six months ended June 30, 2017 both the offshore construction vessel and the ROV support vessel were on hire, as compared to the three and six months ended June 30, 2016 when the offshore construction vessel was subject to a short term charter arrangement and the ROV support vessel was primarily off-hire.
Expenses
Total expenses in the Offshore Energy segment increased $1,544 and $1,494 in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively, primarily due to increases in operating expenses.
During the three months ended June 30, 2017, there was $1,195 and $411 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the three months ended June 30, 2016, there was $1,257 and $413 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.
During the three months ended June 30, 2017, there was $900 and $30 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively. During the three months ended June 30, 2016, there was $907 and $29 of interest expense related to financing for the construction support vessel and ROV support vessel.
For the three months ended June 30, 2017, operating expenses increased $1,614 as compared to the three months ended June 30, 2016. The increase in operating expenses was the result of increased (i) legal fees of $904 (ii) project costs of $478 and (iii) other operating expenses of $265 offset by decreased management fees of $33.
During the six months ended June 30, 2017, there was $2,390 and $823 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the six months ended June 30, 2016, there was $2,447 and $811 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.

During the six months ended June 30, 2017, there was $1,791 and $63 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively. During the six months ended June 30, 2016, there was $1,817 and $54 of interest expense related to financing for the construction support vessel and ROV support vessel, respectively.
For the six months ended June 30, 2017, operating expenses increased $1,556 as compared to the six months ended June 30, 2016. The increase in operating expenses was the result of higher (i) legal fees of $1,436, (ii) other operating expenses of $209 and (iii) mobilization costs of $205, offset by decreased crew costs of $230 and management fees of $64.
Adjusted Net Loss
Adjusted Net Loss was $2,550 and $7,316 in the three and six months ended June 30, 2017, respectively, a decrease of $1,289 and $1,913 as compared to the three and six months ended June 30, 2016, respectively. These decreases are driven by the changes to net loss attributable to shareholders described above, in addition to the net impact of the impairment recorded in the second quarter of 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1,220 and $1,841 in the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, due to decreases in net loss attributable to shareholders of $5,011 and $5,633 in the three and six months ended June 30, 2017, respectively. This was offset by the decrease in the asset impairment charge recorded during 2016, and a decrease in depreciation and amortization expense of $64 and $45 in the three and six months ended June 30, 2017, respectively.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture, interest in approximately 61,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of June 30, 2017:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
61,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer 45’ Dry	~9 Years	Direct Finance Lease/Operating Lease	5 Customers	51%

The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net (Loss) Income for the Shipping Containers segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Finance lease income	$—	$—	$—	$—	$1,112	$(1,112)
Other revenue	25	25	—	50	50	—
Total revenues	25	25	—	50	1,162	(1,112)

Expenses
Operating expenses	—	12	(12)	—	42	(42)
Interest expense	—	—	—	—	410	(410)
Total expenses	—	12	(12)	—	452	(452)

Other (expense) income
Equity in losses of unconsolidated entities	(210)	(259)	49	(675)	(174)	(501)
Gain on sale of finance leases, net	—	—	—	—	304	(304)
Other expense	—	—	—	—	(2)	2
Total other (expense) income	(210)	(259)	49	(675)	128	(803)
(Loss) income before income taxes	(185)	(246)	61	(625)	838	(1,463)
Benefit from income taxes	(9)	(9)	—	(34)	(13)	(21)
Net (loss) income attributable to shareholders	$(176)	$(237)	$61	$(591)	$851	$(1,442)
Add: Benefit from income taxes	(9)	(9)	—	(34)	(13)	(21)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	3	(3)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities (1)	(302)	(322)	20	(767)	(237)	(530)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	210	259	(49)	675	174	501
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net (Loss) Income	$(277)	$(309)	$32	$(717)	$778	$(1,495)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Shipping’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net (loss) income attributable to shareholders	$(176)	$(237)	$61	$(591)	$851	$(1,442)
Add: Benefit from income taxes	(9)	(9)	—	(34)	(13)	(21)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	3	(3)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	410	(410)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	306	788	(482)	427	2,160	(1,733)
Less: Equity in losses of unconsolidated entities	210	259	(49)	675	174	501
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$331	$801	$(470)	$477	$3,585	$(3,108)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended June 30, 2017 and 2016: (i) net loss of $(259) and $(320), (ii) interest expense of $223 and $257, and (iii) depreciation and amortization expense of $342 and $851, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the six months ended June 30, 2017 and 2016: (i) net loss of $(767) and $(267), (ii) interest expense of $474 and $661, and (iii) depreciation and amortization expense of $720 and $1,766, respectively.
Revenues
Total revenues in the Shipping Containers segment remained the same and decreased $1,112 in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. The decrease for the six months ended June 30, 2017 compared to June 30, 2016 is primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016.
Expenses
Total expenses in the Shipping Containers segment decreased $12 and $452, in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. During the six months ended June 30, 2017, there was a decrease in interest expense of $410 due to lower principal balances on the term loans along with the termination of the term loan in conjunction with the sale of the shipping containers during the first quarter of 2016. Additionally, the sale of the 42,000 shipping containers resulted in a decrease in operating expense of $12 and $42 in the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, respectively.
Other (Expense) Income
Total other expense in the Shipping Containers segment decreased $49 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This was primarily driven by a decrease in equity in losses of unconsolidated entities from our shipping container joint venture.
Total other expense in the Shipping Containers segment increased $803 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This was primarily driven by an increase in equity in losses of unconsolidated entities from our shipping container joint venture of $501 in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Other income also decreased due to the gain on sale of direct finance leases of $304 from the sale of 42,000 shipping containers during the first quarter of 2016.
Adjusted Net (Loss) Income
Adjusted Net Loss decreased $32 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to the changes noted above and the decrease in pro-rata share of Adjusted Net Loss from Unconsolidated entities offset by the change in the equity in losses of unconsolidated entities.

Adjusted Net Income decreased $1,495 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to a decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted Net Loss from unconsolidated entities.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $331 and $477 in the three and six months ended June 30, 2017, respectively, which is a decrease of $470 and $3,108 as compared to the three and six months ended June 30, 2016, respectively, due to the decrease in finance lease income driven by the sale of 42,000 shipping containers during the first quarter of 2016 and lower pro-rata share of Adjusted EBITDA from unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Infrastructure revenues
Terminal services revenues	$3,026	$3,137	$(111)	$7,892	$7,016	$876
Total revenues	3,026	3,137	(111)	7,892	7,016	876

Expenses
Operating expenses	7,267	6,698	569	14,880	9,386	5,494
Acquisition and transaction expenses	—	291	(291)	—	291	(291)
Depreciation and amortization	3,956	3,993	(37)	7,907	7,669	238
Interest expense	1,438	3,984	(2,546)	2,875	7,788	(4,913)
Total expenses	12,661	14,966	(2,305)	25,662	25,134	528

Other income (expense)
Equity in losses of unconsolidated entities	(10)	—	(10)	(75)	—	(75)
Loss on extinguishment of debt	—	—	—	—	(1,579)	1,579
Interest income (expense)	4	(133)	137	201	(127)	328
Other income	20	58	(38)	32	100	(68)
Total other income (expense)	14	(75)	89	158	(1,606)	1,764
Loss before income taxes	(9,621)	(11,904)	2,283	(17,612)	(19,724)	2,112
(Benefit from) provision for income taxes	(5)	—	(5)	34	35	(1)
Net loss	(9,616)	(11,904)	2,288	(17,646)	(19,759)	2,113
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,045)	(5,125)	1,080	(8,403)	(8,281)	(122)
Net loss attributable to shareholders	$(5,571)	$(6,779)	$1,208	$(9,243)	$(11,478)	$2,235
Add: (Benefit from) provision for income taxes	(5)	—	(5)	34	35	(1)
Add: Equity-based compensation expense	79	—	79	138	(4,168)	4,306
Add: Acquisition and transaction expenses	—	291	(291)	—	291	(291)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(10)	—	(10)	(75)	—	(75)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(79)	(51)	(28)	(82)	(52)	(30)
Less: Equity in losses of unconsolidated entities	10	—	10	75	—	75
Less: Non-controlling share of Adjusted Net Loss(2)	2	20	(18)	(35)	1,017	(1,052)
Adjusted Net Loss	$(5,574)	$(6,519)	$945	$(9,188)	$(12,776)	$3,588
______________________________________________________
(1) Pro-rata share of Adjusted Net Loss from unconsolidated entities includes Jefferson’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Jefferson Terminal’s non-controlling share of Adjusted Net Loss is comprised of the following for the three months ended June 30, 2017 and 2016: (i) equity-based compensation of $31 and $0 and (ii) provision for income taxes of $(2) and $0, less (iii) cash tax payments of $31 and $20, respectively. Jefferson Terminal’s non-controlling share of Adjusted Net Loss is comprised of the following for the six months ended June

30, 2017 and 2016: (i) equity-based compensation of $54 and $(1,627), (ii) provision for income taxes of $13 and $14, and (iii) loss on extinguishment of debt of $0 and $616, less (iv) cash paid for income taxes of $32 and $20, respectively.
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net loss attributable to shareholders	$(5,571)	$(6,779)	$1,208	$(9,243)	$(11,478)	$2,235
Add: Provision for income taxes	(5)	—	(5)	34	35	(1)
Add: Equity-based compensation expense	79	—	79	138	(4,168)	4,306
Add: Acquisition and transaction expenses	—	291	(291)	—	291	(291)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,956	3,993	(37)	7,907	7,669	238
Add: Interest expense	1,438	3,984	(2,546)	2,875	7,788	(4,913)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (3)	(10)	—	(10)	(75)	—	(75)
Less: Equity in losses of unconsolidated entities	10	—	10	75	—	75
Less: Non-controlling share of Adjusted EBITDA (4)	(2,032)	(3,010)	978	(4,070)	(4,883)	813
Adjusted EBITDA (non-GAAP)	$(2,135)	$(1,521)	$(614)	$(2,359)	$(3,167)	$808
________________________________________________________
(3) Jefferson Terminal's pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $(10) and $0 for the three months ended June 30, 2017 and 2016, respectively. Jefferson Terminal’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $(75) and $0 for the six months ended June 30, 2017 and 2016, respectively.
(4) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2017 and 2016: (i) equity-based compensation of $31 and $0, (ii) provision for income taxes of $(2) and $0, (iii) interest expense of $459 and $1,452, and (iv) depreciation and amortization expense of $1,544 and $1,558, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2017 and 2016: (i) equity-based compensation of $54 and $(1,627), (ii) provision for income taxes of $13 and $14, (iii) interest expense of $917 and $2,887, (iv) loss on extinguishment of debt of $0 and $616, and (v) depreciation and amortization expense of $3,086 and $2,993, respectively.
Revenues
Total revenues in the Jefferson Terminal segment decreased $111 and increased $876 in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. The decrease in terminal services revenue of $111 in the three months ended June 30, 2017 was due to lower volumes, offset by the realization of deferred revenues. The increase in terminal services revenue of $876 for the six months ended June 30, 2017 was due to higher volumes in the first quarter of 2017 and the realization of deferred revenues in the second quarter of 2017.
Expenses
Total expenses in the Jefferson Terminal segment decreased $2,305 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease is due to lower interest expense of $2,546, which resulted from the capitalization of interest related to new construction projects in 2017. This decrease was partially offset by increased operating expenses of $569, which consisted of higher (i) compensation and benefit expense of $788, (ii) facility operations expense of $392, (iii) repairs and maintenance expense of $340, and (iv) other operating expenses of $486. These increases were partially offset by lower environmental and legal expense of $1,437, which was the result of remediation expense of an oil spill that occurred during the three months ended June 30, 2016.
Total expenses increased $528 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to higher operating expenses of $5,494. The increase reflects higher (i) stock compensation expense of $4,307 due to a reversal of stock compensation during the six months ended June 30, 2016, (ii) facility operations expense of $983, (iii) compensation and benefits of $659, (iv) professional fees of $513 and (v) other operating expenses of $467. These increases were partially offset by $1,435 in lower environmental and legal expenses which was the result of remediation expense of an oil spill that occurred during the six months ended June 30, 2016 as well as lower interest expense of $4,913, which resulted from the capitalization of interest related to new construction projects during 2017.
Adjusted Net Loss
Adjusted Net Loss was $5,574 in the three months ended June 30, 2017, decreasing $945 as compared to the three months ended June 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, the change was driven by the increase in equity-based compensation of $79, offset by a decrease in acquisition and transaction expenses of $291.
Adjusted Net Loss was $9,188 in the six months ended June 30, 2017, decreasing $3,588 as compared to the six months ended June 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, the change was driven by the increase in equity-based compensation of $4,306, offset by a decrease in losses on modification or extinguishment of debt of $1,579 and the non-controlling share of Adjusted Net Loss of $1,052.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(2,135) in the three months ended June 30, 2017, a decrease of $614 as compared to the three months ended June 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, the change was driven by decreases in interest expense of $2,546 and acquisition and transaction expenses of $291, offset by an increase in the non-controlling share of Adjusted EBITDA of $978.
Adjusted EBITDA was $(2,359) in the six months ended June 30, 2017, an increase of $808 as compared to the six months ended June 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by an increase in equity-based compensation of $4,306, offset by decreases in losses on modification or extinguishment of debt of $1,579 and interest expense of $4,913.

Railroad Segment
The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Railroad segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Infrastructure revenues
Rail revenues	$7,662	$7,707	$(45)	$16,065	$15,706	$359
Total revenues	7,662	7,707	(45)	16,065	15,706	359

Expenses
Operating expenses	7,907	7,268	639	15,451	14,490	961
Depreciation and amortization	492	534	(42)	1,018	1,060	(42)
Interest expense	247	200	47	446	354	92
Total expenses	8,646	8,002	644	16,915	15,904	1,011

Other (expense) income
(Loss) Gain on sale of equipment, net	(30)	36	(66)	(44)	246	(290)
Total other (expense) income	(30)	36	(66)	(44)	246	(290)
(Loss) income before income taxes	(1,014)	(259)	(755)	(894)	48	(942)
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	(1,014)	(259)	(755)	(894)	48	(942)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	57	(16)	73	61	(3)	64
Net (loss) income attributable to shareholders	$(1,071)	$(243)	$(828)	$(955)	$51	$(1,006)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	364	118	246	392	322	70
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(19)	(5)	(14)	(21)	(13)	(8)
Adjusted Net (Loss) Income	$(726)	$(130)	$(596)	$(584)	$360	$(944)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $19 and $5 for the three months ended June 30, 2017 and 2016, respectively. Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $21 and $13 for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net (loss) income attributable to shareholders	$(1,071)	$(243)	$(828)	$(955)	$51	$(1,006)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	364	118	246	392	322	70
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	492	534	(42)	1,018	1,060	(42)
Add: Interest expense	247	200	47	446	354	92
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(60)	(34)	(26)	(101)	(69)	(32)
Adjusted EBITDA (non-GAAP)	$(28)	$575	$(603)	$800	$1,718	$(918)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2017 and 2016: (i) equity-based compensation of $19 and $5, (ii) interest expense of $14 and $8, and (iii) depreciation and amortization expense of $27 and $21, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the six months ended June 30, 2017 and 2016: (i) equity-based compensation of $21 and $13, (ii) interest expense of $24 and $14, and (iii) depreciation and amortization expense of $56 and $42, respectively.
Revenues
Total revenues in the Railroad segment decreased $45 in the three months ended June 30, 2017 due to lower transportation revenue per car and the seasonal volume shift from energy to lumber. The decrease primarily reflected $19 and $81 of lower freight transportation revenue and car hire income, respectively, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Partially offsetting the decrease was higher switching and other rail service revenue of $55 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Total revenues in the Railroad segment increased by $359 in the six months ended June 30, 2017 due to higher traffic and expanded service offerings to customers. The increase primarily reflects $272 of higher freight transportation revenue and $211 in higher switching and other rail service revenue in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Partially offsetting the increase was lower car hire income of $124 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Expenses
Total expenses in the Railroad segment increased $644 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase reflects higher operating expenses of $639 driven by increases in (i) fuel expense of $94, (ii) general operating expense of $459 due to certain tax benefits taken in the three months ended June 30, 2016 not available in the three months ended June 30, 2017, (iii) compensation and benefits of $219 due to additional stock awards granted in the second quarter of 2017 and (iv) other expenses of $82. Partially offsetting these increases was lower professional fees of $215.
Total expenses in the Railroad segment increased $1,011 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase is primarily due to $961 of higher operating expenses and $92 of interest expense related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad. Operating expenses increased primarily as the result of an increase in (i) fuel expense of $338, (ii) general operating expense of $1,045 due to certain tax benefits taken in the six months ended June 30, 2016 not available in the six months ended June 30, 2017, and (iii) an increase in compensation and benefits of $243. Partially offsetting these increases was lower professional fees of $280 and other expenses of $385.

Adjusted Net (Loss) Income
Adjusted Net Loss increased $596 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Income was impacted by higher equity-based compensation expense of $246 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Adjusted Net Income decreased $944 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted Net Income was impacted by higher equity-based compensation expense of $70 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(28) and $800 in the three and six months ended June 30, 2017, respectively, decreasing $603 and $918 as compared to the three and six months ended June 30, 2016, respectively. In addition to the changes in net (loss) income attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by higher equity-based compensation expense of $246 and $70, and an increase in interest expense of $47 and $92, in the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016.

Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Ports and Terminals for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Infrastructure revenues
Lease income	$123	$—	$123	$139	$—	$139
Total revenues	123	—	123	139	—	139

Expenses
Operating expenses	764	—	764	1,658	—	1,658
Depreciation and amortization	81	—	81	85	—	85
Interest expense	270	—	270	544	—	544
Total expenses	1,115	—	1,115	2,287	—	2,287
Loss before income taxes	(992)	—	(992)	(2,148)	—	(2,148)
Benefit from income taxes	(3)	—	(3)	—	—	—
Net loss	(989)	—	(989)	(2,148)	—	(2,148)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(369)	—	(369)	(483)	—	(483)
Net loss attributable to shareholders	$(620)	$—	$(620)	$(1,665)	$—	$(1,665)
Add: Benefit from income taxes	(3)	—	(3)	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(623)	$—	$(623)	$(1,665)	$—	$(1,665)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Ports and Terminals for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net loss attributable to shareholders	$(620)	$—	$(620)	$(1,665)	$—	$(1,665)
Add: Benefit from income taxes	(3)	—	(3)	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Depreciation and amortization expense	81	—	81	85	—	85
Add: Interest expense	270	—	270	544	—	544
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	27	—	27	—	—	—
Adjusted EBITDA	$(245)	$—	$(245)	$(1,036)	$—	$(1,036)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended June 30, 2017 and 2016: (i) interest expense of $(27) and $0, respectively.
Revenues
For the three and six months ended June 30, 2017, there was $123 and $139, respectively, of lease income from existing lease agreements acquired with the acquisitions of Repauno and Hannibal.
Expenses
Total expenses were $1,115 and $2,287 for the three and six months ended June 30, 2017, respectively. Expenses for the three and six months ended June 30, 2017 primarily consisted of (i) operating expenses of $764 and $1,658, (ii) depreciation expense of $81 and $85, and (iii) interest expense of $270 and $544, respectively, related to a payment obligation to the non-controlling interest as part of the Repauno purchase.
Adjusted Net Loss
Adjusted Net Loss was $623 and $1,665 for the three and six months ended June 30, 2017, respectively, due to the changes in net loss attributable to shareholders noted above.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(245) and $(1,036) for the three and six months ended June 30, 2017, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA for the three and six months ended June 30, 2017 was affected by depreciation expense of $81 and $85, as well as interest expense of $270 and $544 as a result of interest expense related to an obligation payable to the non-controlling interest as part of the Repauno purchase, respectively.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Expenses
Operating expenses	$—	6	(6)	$—	$6	$(6)
General and administrative	3,341	3,361	(20)	7,176	5,949	1,227
Acquisition and transaction expenses	1,825	1,584	241	3,062	2,643	419
Management fees and incentive allocation to affiliate	3,865	4,231	(366)	7,758	8,579	(821)
Interest expense	4,799	—	4,799	6,659	—	6,659
Total expenses	13,830	9,182	4,648	24,655	17,177	7,478

Other expense
Loss on extinguishment of debt	—	—	—	(2,456)	—	(2,456)
Total other expense	—	—	—	(2,456)	—	(2,456)
Loss before income taxes	(13,830)	(9,182)	(4,648)	(27,111)	(17,177)	(9,934)
Provision for income taxes	—	2	(2)	—	2	(2)
Net loss	(13,830)	(9,184)	(4,646)	(27,111)	(17,179)	(9,932)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	—	(4)	4	—	(6)	6
Net loss attributable to shareholders	$(13,830)	$(9,180)	$(4,650)	$(27,111)	$(17,173)	$(9,938)
Add: Provision for income taxes	—	2	(2)	—	2	(2)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	1,825	1,584	241	3,062	2,643	419
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(513)	—	(513)	(513)	(4)	(509)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(12,518)	$(7,594)	$(4,924)	$(22,106)	$(14,532)	$(7,574)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net loss attributable to shareholders	$(13,830)	$(9,180)	$(4,650)	$(27,111)	$(17,173)	$(9,938)
Add: Provision for income taxes	—	2	(2)	—	2	(2)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	1,825	1,584	241	3,062	2,643	419
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	4,799	—	4,799	6,659	—	6,659
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$(7,206)	$(7,594)	$388	$(14,934)	$(14,528)	$(406)
Expenses
Total expenses increased $4,648 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase primarily consists of interest expense of $4,799 on the Senior Notes that were issued on March 15, 2017 and an increase in acquisition and transaction expenses of $241 due to deal related expenses incurred. These increases were partially offset by a decrease in management fees to affiliate of $366 as the average value of total equity decreased during the period.
Total expenses increased $7,478 in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase primarily consists of interest expense of $6,659 on the Senior Notes that were issued on March 15, 2017 and an increase in general and administrative expense of $1,227. General and administrative costs were higher due to increases of $421 of reimbursement expenses to our Manager, $559 of professional fees and $184 of general corporate costs. Partially offsetting these increases was a decrease in management fees of $821 due to a decrease in the average value of total equity during the period.
Other Expenses
Total other expenses increased $2,456 in the six months ended June 30, 2017 compared to the same period in 2016. The increase is due to a loss on extinguishment of debt.
Adjusted Net Loss
Adjusted Net Loss was $12,518 in the three months ended June 30, 2017, increasing by $4,924 as compared to the three months ended June 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was increased by acquisition and transaction expenses incurred for potential acquisition opportunities less cash payments for income taxes.
Adjusted Net Loss was $22,106 in the six months ended June 30, 2017, increasing by $7,574, as compared to the six months ended June 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was increased by the loss on extinguishment of debt, acquisition and transaction expenses incurred for potential acquisition opportunities less cash payments for income taxes.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(7,206) for the three months ended June 30, 2017, increasing $388 compared to the same period in 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was increased by acquisition and transaction expenses incurred for potential acquisition opportunities and interest expense of $4,799 related to the Senior Notes issued in March 2017.
Adjusted EBITDA was $(14,934) for the six months ended June 30, 2017, decreasing $406 compared to the same period in 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was affected by interest expense of $6,659 related to the Senior Notes issued in March 2017, $2,456 of a loss on extinguishment of debt and acquisition and transaction expenses incurred for potential acquisition opportunities.

Transactions with Affiliates and Affiliated Entities
We are managed by our Manager, an affiliate of Fortress, pursuant to a management agreement (the “Management Agreement”) which provides for us to bear obligations for management fees and expense reimbursements payable to the Manager. Our Management Agreement requires our Manager to manage our business affairs in conformity with a broad asset acquisition strategy adopted and monitored by our board of directors. From time to time, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates or other affiliates of Fortress, which may include, but are not limited to, certain financing arrangements, acquisition of assets, acquisition of debt obligations, debt, co-investments, and other assets that present an actual, potential or perceived conflict of interest. Please see Note 13 to our consolidated financial statements included elsewhere in this filing for more information.
Subsequent Events
On July 28, 2017, the Company drew down on the Revolving Credit Facility for $60,000 which will bear interest at the 3 month LIBOR interest plus applicable margin per the terms of the agreement.
On August 3, 2017, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended June 30, 2017, payable on August 28, 2017 to the holders of record on August 18, 2017.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the six months ended June 30, 2017 and 2016, cash used for the purpose of making investments was $301,852 and $100,417, respectively.

•	In six months ended June 30, 2017 and 2016, distributions to shareholders were $50,024 and $50,007, respectively, and no distributions were made to non-controlling interests.

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

•
During the six months ended June 30, 2017 and 2016, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $43,475 and $9,929, respectively.

•
During the six months ended June 30, 2017, additional borrowings were obtained in connection with the Term Loan of $97,163, net of deferred financing costs and the Senior Notes of $137,248, net of deferred financing costs and repayment of the Term Loan. We made total principal repayments of $11,875, primarily relating to the FTAI Pride Credit Agreement and the CMQR Credit Agreement. During six months ended June 30, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $8,800. We made total principal repayments of $153,721 primarily related to the termination of the Jefferson Terminal Credit Agreement, and the pay down of loans associated with the sale of our shipping containers in Q1 2016.

•
During the six months ended June 30, 2017 and 2016, we received $0 and $462 in cash distributions from our unconsolidated investees, respectively, of which $0, and $30 was included in cash flows from operating activities, respectively.

•	During the six months ended June 30, 2017 and 2016, proceeds from the sale of assets were $30,292 and $86,983, respectively.

•	During the six months ended June 30, 2017 and 2016, there were no capital contributions from shareholders and capital contributions from non-controlling interests were $0 and $7,433, respectively.
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
Historical Cash Flow
Comparison of the six months ended June 30, 2017 and June 30, 2016
The following table compares the historical cash flow for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended
(Dollar amounts in thousands)	June 30, 2017	June 30, 2016
Cash Flow Data:
Net cash provided by operating activities	$33,275	$990
Net cash used in investing activities	$(254,842)	$(17,378)
Net cash provided by (used in) financing activities	$186,087	$(89,107)
Net cash provided by operating activities was $33,275 in the six months ended June 30, 2017 as compared to $990 in the six months ended June 30, 2016, representing a $32,285 increase. Net loss was $15,021 for the six months ended June 30, 2017, compared $29,133 for the six months ended June 30, 2016, an increase in net income of $14,112. The increase was also attributable to adjustments to reconcile net income which include an increase of (i) $4,376 of equity based compensation, (ii) $9,680 relating to depreciation and amortization, and (iii) $1,419 of equity in losses from unconsolidated entities, offset by a decrease of $7,450 of asset impairment charges. The increase was also affected by the change in other assets of $17,319 due to cash receipts in the six months ended June 30, 2017 for a maintenance right asset that was settled upon the redelivery of an aircraft and other receivables.
Net cash used in investing activities was $254,842 in the six months ended June 30, 2017 as compared to $17,378 in the six months ended June 30, 2016, representing a $237,464 increase. Cash used in investing activities increased due to the acquisition of leasing equipment of $140,356 in the Aviation Leasing segment, cash used for investments of $21,172, and the acquisition of property, plant and equipment of $37,407 mainly due to the acquisition of Hannibal, offset by an increase in proceeds from the sale of leasing equipment of $14,336 and change in restricted cash of $20,666 in six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Additionally, cash used in investing activities increased due to a decrease in cash received for the sale of two finance leases, resulting in proceeds of $71,000 in the six months ended June 30, 2016, as compared to the six months ended June 30, 2017.
Net cash provided by financing activities was $186,087 in the six months ended June 30, 2017 as compared to cash used in financing activities of $89,107 in the six months ended June 30, 2016, representing a $275,194 increase. Such increase was attributable to (i) proceeds from borrowings under the Term Loan of $97,163, net of deferred financing costs and the Senior Notes of $137,248, net of deferred financing costs and repayment of the Term Loan, (ii) a decrease in the repayment of debt related to the termination of the Jefferson Terminal Credit Agreement and loans associated with the sale of our shipping containers in the six months ended June 30, 2016, and (iii) an increase in receipt of maintenance deposits of $3,338, offset by a decrease in cash contributions from non-controlling interests of $7,433.
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

	Six Months Ended
(Dollar amounts in thousands)	June 30, 2017	June 30, 2016
Net Cash Provided by Operating Activities	$33,275	$990
Add: Principal Collections on Finance Leases	225	2,302
Add: Proceeds from sale of assets (1)	30,292	87,483
Add: Return of Capital Distributions from Unconsolidated Entities	—	432
Less: Required Payments on Debt Obligations (2)	(3,125)	(49,223)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	(4,307)	4,162
Funds Available for Distribution (FAD)	$56,360	$46,146
_____________________________________________________
(1) Proceeds from sale of assets for the six months ended June 30, 2016 includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the six months ended June 30, 2016.
(2) Required payments on debt obligations for the six months ended June 30, 2017 excludes $100,000 repayment of the Term Loan and $8,750 repayment of the CMQR loan, and for the six months ended June 30, 2016 excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement, which were voluntary refinancings as repayment of these amounts were not required at such time.
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

Debt Obligations
Refer to Note 8 of the Consolidated Financial Statements for detail.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of June 30, 2017, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of June 30, 2017.

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
FTAI Pride Credit Agreement	$3,125	$6,250	$48,438	$—	$—	$—	$57,813
CMQR Credit Agreement	—		13,625	—	—	—	13,625
Jefferson Bonds Payable	1,425	1,545	1,670	146,010	1,960	35,780	188,390
Senior Notes	—	—	—	—	—	250,000	250,000
Note payable to non-controlling interest	403	403	403	403	740	—	2,352
Total principal payments on loans and bonds payable	4,953	8,198	64,136	146,413	2,700	285,780	512,180

Total estimated interest payments (1)	18,890	34,049	32,610	30,537	21,217	22,063	159,366

Obligation to third-party (Repauno)	—	5,500	—	—	—	—	5,500

Operating lease obligations	3,382	6,601	6,186	5,173	4,048	73,311	98,701
Capital lease obligations	155	306	311	295	103	12	1,182
	3,537	6,907	6,497	5,468	4,151	73,323	99,883
Total contractual obligations	$27,380	$54,654	$103,243	$182,418	$28,068	$381,166	$776,929

(1) Estimated interest payments based on rates as of June 30, 2017.
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
As of June 30, 2017, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $715 and $(706), respectively, over the next 12 months before the impact of interest rate derivatives.
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
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our common shares. However, these categories do overlap and should not be considered exclusive.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of June 30, 2017 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.

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

Our Repauno site and Hannibal property are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
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
In connection with our acquisition of Hannibal, the former owner of the property is obligated to perform certain post-closing demolition activities, remove specified containers, equipment and structures and conduct investigation, removal, cleanup and decontamination related thereto. In addition, the former owner is responsible for on-going environmental remediation related to historic industrial operations on and off Hannibal. Pursuant to an order issued by the Ohio Environmental Protection Agency (“Ohio EPA”), the former owner is responsible for completing the removal and off-site disposal of electrolytic pots associated with the former use of Hannibal as an aluminum reduction plant. In addition, Hannibal is located adjacent to the former Ormet Corporation Superfund site (the “Ormet site”), which is owned and operated by the former owner of Hannibal.  Pursuant to an order with the United States Environmental Protection Agency (“US EPA”), the former owner is obligated to pump groundwater that has been impacted by the adjacent Ormet site beneath our site and discharge it to the Ohio River and monitor the groundwater annually. Hannibal is also subject to an environmental covenant related to the adjacent Ormet site that, inter alia,  restricts the use of groundwater beneath our site and requires US EPA consent for activities on Hannibal that could disrupt the groundwater monitoring or pumping.  The former owner  is contractually obligated to complete its regulatory obligations on Hannibal and we benefit from a related indemnity and insurance policy. If the former owner fails to fulfill its demolition, removal, investigation, remediation or monitoring obligations, or indemnity obligations and the related insurance, which are subject to limits and conditions, fail to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation pursuant to the Ohio EPA order must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such area of the property.  Therefore, any delay in the former owner’s completion of the environmental work or receipt of related approvals or consents from Ohio EPA or US EPA could delay our redevelopment activities.
In addition, a portion of Hannibal is proposed for redevelopment as a combined cycle gas-fired electric generating facility. Although environmental investigations in that portion of the property have not identified material impacts to soils or groundwater that reasonably would be expected to prevent or delay redevelopment, impacted materials could be encountered during construction that require special handling and/or result in delays to the project. In addition, the  construction of an electric generating plant will require environmental permits and approvals from federal, state and local environmental agencies. Once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.
Moreover, new, stricter environmental laws, regulations or enforcement policies, including those imposed in response to climate change, could be implemented that significantly increase our compliance costs, or require us to adopt more costly methods of operation. If we are not able to transform Repauno or Hannibal into hubs for industrial and energy development in a timely manner, their future prospects could be materially and adversely affected, which may have a material adverse effect on our business, operating results and financial condition.
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
On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SoftBank Parent and an affiliate of SoftBank, and SoftBank Merger Sub, pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager.
There are conflicts of interest in our relationship with our Manager.
Our Management Agreement, the Partnership Agreement and our operating agreement were negotiated prior to our IPO and among affiliated parties, and their terms, including fees payable, may not be as favorable to us as if they had been negotiated after our IPO with an unaffiliated third-party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Railway, L.L.C. - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc. and Trac Intermodal. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc. and Trac Intermodal, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  Fortress had approximately $72.4 billion of assets under management as of June 30, 2017.
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
We are an “emerging growth company” as defined in the JOBS Act. As such, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the last day of the fiscal year following the fifth anniversary of our initial public offering, (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Because we have taken advantage of each of these exemptions, investors may find our common shares less attractive as a result. The result may be a less active trading market for our common shares and our share price may be more volatile.

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
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	August 4, 2017
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	August 4, 2017
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

10.14
Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).

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