Form 10-Q
period 2017-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2017-11-03
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 75,771,738 common shares representing limited liability company interests outstanding at November 3, 2017.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	Notes	September 30,	December 31,
(Dollar amounts in thousands, except share and per share data)		2017	2016
Assets
Cash and cash equivalents	2	$176,357	$68,055
Restricted cash	2	36,458	65,441
Accounts receivable, net		27,926	21,358
Leasing equipment, net	3	929,364	765,455
Finance leases, net	4	9,370	9,717
Property, plant, and equipment, net	5	464,399	352,181
Investments (includes $30,470 and $17,630 available-for-sale securities at fair value as of September 30, 2017 and December 31, 2016, respectively)	6	67,792	39,978
Intangible assets, net	7	33,882	38,954
Goodwill		116,584	116,584
Other assets	2	47,789	69,589
Total assets		$1,909,921	$1,547,312

Liabilities
Accounts payable and accrued liabilities		$51,684	$38,239
Debt, net	8	655,580	259,512
Maintenance deposits		81,775	45,394
Security deposits		24,752	19,947
Other liabilities		18,207	18,540
Total liabilities		$831,998	$381,632

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,771,738 and 75,750,943 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)		758	758
Additional paid in capital		1,010,026	1,084,757
Accumulated deficit		(41,709)	(38,833)
Accumulated other comprehensive income		11,638	7,130
Shareholders' equity		980,713	1,053,812
Non-controlling interest in equity of consolidated subsidiaries		97,210	111,868
Total equity		1,077,923	1,165,680
Total liabilities and equity		$1,909,921	$1,547,312

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollar amounts in thousands, except share and per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2017	2016	2017	2016
Revenues
Equipment leasing revenues		$49,616	$30,054	$121,387	$71,980
Infrastructure revenues		10,746	11,672	34,842	34,394
Total revenues	10	60,362	41,726	156,229	106,374

Expenses
Operating expenses		23,688	17,028	66,025	48,937
General and administrative		3,439	3,205	10,615	9,154
Acquisition and transaction expenses		1,732	1,688	5,064	4,622
Management fees and incentive allocation to affiliate	13	3,771	4,146	11,529	12,725
Depreciation and amortization	3, 5, 7	24,784	15,376	62,382	43,294
Interest expense		8,914	5,416	21,292	15,839
Total expenses		66,328	46,859	176,907	134,571

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	6	132	(1,161)	(1,461)	(1,335)
Gain on sale of equipment and finance leases, net		2,709	40	6,726	3,307
Loss on extinguishment of debt	8	—	—	(2,456)	(1,579)
Asset impairment		—	—	—	(7,450)
Interest income		215	206	582	87
Other income		2,148	485	2,180	583
Total other income (expense)		5,204	(430)	5,571	(6,387)

Loss before income taxes		(762)	(5,563)	(15,107)	(34,584)
Provision for income taxes	12	909	83	1,585	195
Net loss		(1,671)	(5,646)	(16,692)	(34,779)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,669)	(4,370)	(13,816)	(16,528)
Net income (loss) attributable to shareholders		$2,998	$(1,276)	$(2,876)	$(18,251)

Earnings/(loss) per share	15
Basic		$0.04	$(0.02)	$(0.04)	$(0.24)
Diluted		$0.04	$(0.02)	$(0.04)	$(0.24)

Weighted Average Shares Outstanding:
Basic		75,770,529	75,746,200	75,765,144	75,734,587
Diluted		75,770,665	75,746,200	75,765,144	75,734,587

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Net loss	$(1,671)	$(5,646)	$(16,692)	$(34,779)
Other comprehensive income (loss):
Change in fair value of cash flow hedge	—	—	—	(97)
Change in fair value of available-for-sale securities	5,784	—	4,508	—
Comprehensive income (loss)	4,113	(5,646)	(12,184)	(34,876)
Comprehensive loss attributable to non-controlling interest	(4,669)	(4,370)	(13,816)	(16,528)
Comprehensive income (loss) attributable to shareholders	$8,782	$(1,276)	$1,632	$(18,348)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollar amounts in thousands)	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	$758	$1,084,757	$(38,833)	$7,130	$111,868	$1,165,680
Comprehensive loss:
Net loss for the period			(2,876)		(13,816)	(16,692)
Other comprehensive loss			—	4,508	—	4,508
Total comprehensive loss			(2,876)	4,508	(13,816)	(12,184)
Capital contributions					1,261	1,261
Transfer of non-controlling interest					(2,798)	(2,798)
Dividends declared		(75,041)			—	(75,041)
Issuance of common shares		310			—	310
Equity-based compensation		—			695	695
Equity - September 30, 2017	$758	$1,010,026	$(41,709)	$11,638	$97,210	$1,077,923

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(16,692)	$(34,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity losses of unconsolidated entities	1,461	1,335
Gain on sale of equipment and finance leases, net	(6,726)	(3,307)
Security deposits and maintenance claims included in earnings	(60)	(300)
Loss on extinguishment of debt	2,456	1,579
Equity-based compensation	695	(3,818)
Depreciation and amortization	62,382	43,294
Gain on settlement of liabilities	(1,093)	—
Asset impairment	—	7,450
Change in current and deferred income taxes	551	(399)
Change in fair value of non-hedge derivative	(1,036)	3
Amortization of lease intangibles and incentives	5,193	4,783
Amortization of deferred financing costs	3,120	1,927
Operating distributions from unconsolidated entities	—	30
Bad debt expense	63	134
Other	566	100
Change in:
Accounts receivable	(7,984)	(6,263)
Other assets	10,595	(4,070)
Accounts payable and accrued liabilities	862	2,396
Management fees payable to affiliate	(554)	1
Other liabilities	(1,356)	5,566
Net cash provided by operating activities	52,443	15,662

Cash flows from investing activities:
Change in restricted cash	28,983	(799)
Investment in notes receivable	—	(3,066)
Investment in unconsolidated entities and available for sale securities	(24,903)	(1,754)
Principal collections on finance leases	347	2,406
Acquisition of leasing equipment	(267,451)	(114,012)
Acquisition of property plant and equipment	(86,455)	(47,454)
Acquisition of lease intangibles	(1,583)	(812)
Purchase deposit for aircraft and aircraft engines	(11,785)	(10,225)
Proceeds from sale of finance leases	—	71,000
Proceeds from sale of leasing equipment	87,093	15,905
Proceeds from sale of property, plant and equipment	51	125
Proceeds from deposit on sale of leasing equipment	—	250
Return of capital distributions from unconsolidated entities	—	432
Net cash used in investing activities	$(275,703)	$(88,004)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2017	2016
Cash flows from financing activities:
Proceeds from debt	$417,191	$110,658
Repayment of debt	(22,623)	(157,603)
Payment of other liabilities to non-controlling interest holder	—	(1,000)
Payment of deferred financing costs	(3,232)	(3,935)
Receipt of security deposits	5,826	3,340
Return of security deposits	(3,232)	(316)
Receipt of maintenance deposits	18,784	10,806
Release of maintenance deposits	(6,111)	(5,653)
Capital contributions from non-controlling interests	—	7,433
Settlement of equity-based compensation	—	(200)
Cash dividends	(75,041)	(75,017)
Net cash provided by (used in) financing activities	$331,562	$(111,487)

Net increase (decrease) in cash and cash equivalents	108,302	(183,829)
Cash and cash equivalents, beginning of period	68,055	381,703
Cash and cash equivalents, end of period	$176,357	$197,874

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$—	$44,342
Proceeds from borrowings of debt	108,089	—
Repayment and settlement of debt	(102,352)	—
Acquisition of leasing equipment	(28,335)	(3,451)
Acquisition of property, plant and equipment	(36,770)	(11,519)
Settled and assumed security deposits	2,272	(272)
Billed, assumed and settled maintenance deposits	23,226	3,923
Deferred financing costs	(7,867)	(2,884)
Non-cash contribution from non-controlling interest	1,261	—
Transfer of non-controlling interest	(2,798)	—

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
During the third quarter of 2017, the Company entered into a settlement arrangement whereby the holder of the non-controlling interest settled its $3,725 loan due to the Company by transferring its interest in a subsidiary of the Company, and the note payable due to the holder of the non-controlling interest was extinguished. The settlement resulted in a net gain of $1,093 recorded in other income. Refer to Note 8 for further details.
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
Delaware River Partners LLC
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. The Company currently holds a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. The Company has the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, the Company concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity; and, therefore $5,321 was recorded in other liabilities on the Company’s Consolidated Balance Sheet. The remaining 2% economic non-controlling interest was valued at $641 at the acquisition date.
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
Restricted Cash—Restricted cash of $36,458 and $65,441 as of September 30, 2017 and December 31, 2016, respectively, consists of prepaid interest and principal pursuant to the requirements of certain of the Company’s debt agreements (Note 8), and funds set aside for qualifying construction projects at Jefferson Terminal.

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
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $11,291 and $6,489 as of September 30, 2017 and December 31, 2016, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. In connection with the revolving credit facility, the Company incurred $1,157 of deferred financing costs as of September 30, 2017 which are recorded as a component of other assets in the accompanying Consolidated Balance Sheet. Refer to Note 8 for details.
Amortization expense was $1,056 and $3,120 for the three and nine months ended September 30, 2017, respectively, and $678 and $1,927 for the three and nine months ended September 30, 2016, respectively. Amortization expenses are included as a component of interest expense in the accompanying Consolidated Statements of Operations.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance lease and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three and nine months ended September 30, 2017, the Company had no revenue concentration over 10% of total revenue from any one customer. During the three and nine months ended September 30, 2016, the Company earned approximately 9.5% and 10.9%, respectively, of its revenue from one customer in the Jefferson Terminal segment.
As of September 30, 2017, accounts receivable from two customers in the Offshore Energy segment represented 17% and 22%, respectively, of total accounts receivable, net. As of December 31, 2016, accounts receivable from two customers in the Offshore Segment represented 22% and 18%, respectively, of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at both September 30, 2017 and December 31, 2016 was $418. Bad debt expense was $0 and $63 for the three and nine months ended September 30, 2017, respectively. Bad debt expense was $79 and $134 for the three and nine months ended September 30, 2016, respectively.
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
Other Assets—Other assets is primarily comprised of notes receivable of $2,714 and $22,469, leasing equipment purchase deposits of $11,785 and $13,701, lease incentives of $18,516 and $3,556, capitalized costs for potential asset acquisitions of $781 and $2,116, prepaid expenses of $5,331 and $3,440, a short-term derivative contract asset of $1,036 and $0, and receivables of $4,690 and $21,501 as of September 30, 2017 and December 31, 2016, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and nine months ended September 30, 2017 and 2016, the Board of Directors declared a cash dividend of $0.33 and $0.99 per share, respectively.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s evaluation of the impact of the new guidance on its consolidated financial statements is ongoing. The Company is currently identifying the lease arrangements within the scope of the new guidance, and evaluating the impact of the lease arrangements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from contracts from customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), (“ASU 2017-13”) which adds SEC paragraphs to the new revenue and lease sections of the codification on the announcement of the SEC observer made at the July 2017 EITF meeting.
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
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2017	December 31, 2016
Leasing equipment	$1,055,548	$849,565
Less: accumulated depreciation	(126,184)	(84,110)
Leasing equipment, net	$929,364	$765,455
During the nine months ended September 30, 2017, the Company acquired seventeen aircraft, fifty commercial jet engines, and sold five aircraft and thirteen commercial jet engines.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense for leasing equipment	$19,792	$11,322	$48,934	$31,065

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

4.     FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	September 30, 2017	December 31, 2016
Finance leases	$16,521	$18,022
Unearned revenue	(7,151)	(8,305)
Finance leases, net	$9,370	$9,717
As of September 30, 2017, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2017	$507
2018	2,008
2019	2,008
2020	2,013
2021	2,008
Thereafter	7,977
Total	$16,521

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2017	December 31, 2016
Land, site improvements and rights	$74,270	$57,617
Construction in progress	114,844	49,605
Buildings and improvements	9,763	2,750
Terminal machinery and equipment	262,212	236,652
Track and track related assets	27,977	22,948
Railroad equipment	1,037	1,091
Railcars and locomotives	3,114	2,909
Computer hardware and software	3,034	388
Furniture and fixtures	544	405
Vehicles	1,171	985
	497,966	375,350
Less: accumulated depreciation	(36,413)	(26,002)
Spare parts	2,846	2,833
Property, plant and equipment, net	$464,399	$352,181
During the nine months ended September 30, 2017, additional property, plant and equipment of $122,737 was acquired. Acquisitions primarily consist of construction in progress, terminal machinery and equipment, and computer hardware and software due to the ongoing development of Jefferson Terminal and Repauno.
On June 16, 2017, the Company, through one of its consolidated subsidiaries, purchased the assets of Hannibal for $30,000. The assets acquired consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. As part of the transaction, additional amounts of $2,335 were capitalized for costs directly related to the purchase, including costs for legal advice, exploratory diligence, and regulatory permitting. Hannibal is part of the Ports and Terminals segment.
During the nine months ended September 30, 2017 and 2016, disposals of property, plant and equipment totaled $108 and $125, respectively, mainly related to railroad equipment, vehicles, and furniture and fixtures.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense for property, plant and equipment	$4,092	$3,154	$10,749	$9,530

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2017	December 31, 2016
Listed security	Available-for-sale	2%	$30,470	$17,630
Advanced Engine Repair JV	Equity method	25%	13,954	15,000
JGP Energy Partners LLC	Equity method	50%	19,741	3,266
Intermodal Finance I, Ltd.	Equity method	51%	3,627	4,082
Investments			$67,792	$39,978
Available-for-sale securities

Equity Security
December 31, 2016	$17,630
Purchases	8,332
Unrealized gain	4,508
September 30, 2017	$30,470

Cost	$18,833
The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2017.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15,000 for 25% interest in an advanced engine repair joint venture. The Company will initially focus on developing new costs savings programs for engine repairs. The primary financial activities for the joint venture relate to member contributions and therefore its summary financial information has not been presented. The Company’s proportionate share of equity in losses was $203 and $1,046 for the three and nine months ended September 30, 2017, respectively.
JGP
In 2016, the Company initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method. The primary financial activities for JGP relate to member investments and therefore JGP summary financial information has not been presented. The Company’s proportionate share of equity in losses was $24 and $99 for the three and nine months ended September 30, 2017, respectively.
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
As of September 30, 2017, Intermodal owns a portfolio of multiple finance leases, representing five customers and comprising approximately 24,000 shipping containers, as well as a portfolio of approximately 12,000 shipping containers subject to multiple operating leases. The Company’s proportionate share of equity in income was $359 and equity in losses was $316 for the three and nine months ended September 30, 2017, respectively, and $1,161 and $1,335 for the three and nine months ended September 30, 2016, respectively.

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	September 30, 2017
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$28,180	$—	$—	$28,180
Less: Accumulated amortization	(18,946)	—	—	(18,946)
Acquired favorable lease intangibles, net	9,234	—	—	9,234
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(10,936)	(154)	(11,090)
Acquired customer relationships, net	—	24,577	71	24,648
Total intangible assets, net	$9,234	$24,577	$71	$33,882

Intangible liabilities
Acquired unfavorable lease intangibles	$2,440	$—	$—	$2,440
Less: Accumulated amortization	(1,090)	—	—	(1,090)
Acquired unfavorable lease intangibles, net	$1,350	$—	$—	$1,350

	December 31, 2016
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$26,605	$—	$—	$26,605
Less: Accumulated amortization	(14,998)	—	—	(14,998)
Acquired favorable lease intangibles, net	11,607	—	—	11,607
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(8,271)	(120)	(8,391)
Acquired customer relationships, net	—	27,242	105	27,347
Total intangible assets, net	$11,607	$27,242	$105	$38,954

Intangible liabilities
Acquired unfavorable lease intangibles	$1,506	$—	$—	$1,506
Less: Accumulated amortization	(627)	—	—	(627)
Acquired unfavorable lease intangibles, net	$879	$—	$—	$879

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Lease intangibles	Equipment leasing revenues	$1,147	$1,403	$3,494	$4,557
Customer relationships	Depreciation and amortization	900	900	2,699	2,699
Total		$2,047	$2,303	$6,193	$7,256
As of September 30, 2017, estimated net annual amortization of intangibles is as follows:

Total
2017	$1,899
2018	7,301
2019	5,625
2020	4,331
2021	3,847
Thereafter	9,529
Total	$32,532

8.	DEBT, NET
The Company’s debt, net is summarized as follows:

	September 30, 2017	December 31, 2016
Loans payable
FTAI Pride Credit Agreement	$53,993	$60,937
CMQR Credit Agreement	18,400	12,625
Revolving Credit Facility	60,000	—
Total loans payable	132,393	73,562
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,654 and $1,697 at September 30, 2017 and December 31, 2016, respectively)	44,419	45,887
Series 2016 Bonds	144,200	144,200
Senior Notes (including unamortized discount of $6,826 and unamortized premium of $2,686 at September 30, 2017)	345,859	—
Total bonds payable	534,478	190,087
Note payable to non-controlling interest
Note payable to non-controlling interest	—	2,352
Total note payable to non-controlling interest	—	2,352

Debt	666,871	266,001
Less: Debt issuance costs	(11,291)	(6,489)
Total debt, net	$655,580	$259,512

Total debt due within one year	$6,233	$8,078

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
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $20,000 to $25,000 and to extend the maturity date to September 18, 2019. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of September 30, 2017 was 3.61%.
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
Term Loan—On January 23, 2017, the Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loan are to be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Term Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to the Company’s right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during the nine months ended September 30, 2017, the Company recorded a loss on extinguishment of debt of $2,456.
Senior Notes—On March 15, 2017, the Company issued $250,000 aggregate principal amount of 6.75% senior unsecured notes due 2022 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 15, 2017, between the Company and U.S. Bank National Association, as trustee. On August 23, 2017, the Company issued an additional $100,000 of Senior Notes. The additional notes were issued at an offering price of 102.75% of the principal amount plus accrued interest from March 15, 2017 to the date of issuance.
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
At September 30, 2017, the Company had $60,000 of borrowings outstanding under the revolving credit facility.
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
During the third quarter of 2017, the Company entered into a settlement arrangement whereby the holder of the non-controlling interest settled its $3,725 loan due to the Company in conjunction with the MT6015 venture by transferring its 15% interest in a consolidated subsidiary of the Company, and the note payable due to the holder of the non-controlling interest was extinguished. The settlement resulted in a net gain of $1,093 recorded in other income. Refer to Note 2 for further detail.
The Company was in compliance with all debt covenants as of September 30, 2017.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2017	September 30, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$176,357	$176,357	$—	$—	Market
Restricted cash	36,458	36,458	—	—	Market
Available-for-sale securities	30,470	30,470	—	—	Market
Total	$243,285	$243,285	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2016	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$68,055	$68,055	$—	$—	Market
Restricted cash	65,441	65,441	—	—	Market
Available-for-sale securities	17,630	17,630	—	—	Market
Total	$151,126	$151,126	$—	$—
At September 30, 2017 and December 31, 2016, the Company had no liabilities that were measured at fair value on a recurring basis.
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
At September 30, 2017 and December 31, 2016, the Company’s notes receivable included a $0 and $17,935, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site, which was settled in the acquisition of Hannibal (Note 5). At December 31, 2016 the Company’s notes receivable included, as a component of other assets on the accompanying Consolidated Balance Sheets, a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which was collateralized by other property owned by the joint venture partner. During the third quarter of 2017 the Company entered into a settlement agreement for this loan more fully discussed in Note 2. The fair value of these notes receivable approximate carrying value and are classified as Level 2, which is within the fair value hierarchy.
At September 30, 2017, the Company recorded a derivative asset related to short-term forward crude contracts. The fair value of the short-term derivative asset of $1,036, recorded in other assets, is classified as Level 3 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $44,667 and $46,488, at September 30, 2017 and December 31, 2016, respectively, based upon market prices for similar municipal securities. The fair value of Series 2016 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $149,463 and $149,575 at September 30, 2017 and December 31, 2016, respectively, based upon market prices for similar municipal securities. The fair value of Senior Notes, reported in debt, net on the Consolidated Balance Sheets, was approximately $345,859 as of September 30, 2017 as the carrying value approximates the market prices. The fair values of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

of interest, and are classified as Level 2 within the fair value hierarchy.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10. REVENUES
Components of revenue are as follows:

	Three Months Ended September 30, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$25,941	$3,800	$—	$—	$—	$—	$29,741
Maintenance revenue	17,533	—	—	—	—	—	17,533
Finance lease income	—	385	—	—	—	—	385
Other revenue	—	1,932	25	—	—	—	1,957
Total equipment leasing revenues	43,474	6,117	25	—	—	—	49,616
Infrastructure revenues
Lease income	—	—	—	—	—	455	455
Rail revenues	—	—	—	—	8,258	—	8,258
Terminal services revenues	—	—	—	1,730	—	—	1,730
Other revenue	—	—	—	—	—	303	303
Total infrastructure revenues	—	—	—	1,730	8,258	758	10,746
Total revenues	$43,474	$6,117	$25	$1,730	$8,258	$758	$60,362

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$19,039	$2,561	$—	$—	$—	$—	$21,600
Maintenance revenue	7,646	—	—	—	—	—	7,646
Finance lease income	—	403	—	—	—	—	403
Other revenue	375	5	25	—	—	—	405
Total equipment leasing revenues	27,060	2,969	25	—	—	—	30,054
Infrastructure revenues
Lease income	—	—	—	—	—	16	16
Rail revenues	—	—	—	—	7,401	—	7,401
Terminal services revenues	—	—	—	4,255	—	—	4,255
Total infrastructure revenues	—	—	—	4,255	7,401	16	11,672
Total revenues	$27,060	$2,969	$25	$4,255	$7,401	$16	$41,726

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$63,577	$7,295	$—	$—	$—	$—	$70,872
Maintenance revenue	46,778	—	—	—	—	—	46,778
Finance lease income	—	1,156	—	—	—	—	1,156
Other revenue	2	2,504	75	—	—	—	2,581
Total equipment leasing revenues	110,357	10,955	75	—	—	—	121,387
Infrastructure revenues
Lease income	—	—	—	—	—	594	594
Rail revenues	—	—	—	—	24,323	—	24,323
Terminal services revenues	—	—	—	9,622	—	—	9,622
Other revenue	—	—	—	—	—	303	303
Total infrastructure revenues	—	—	—	9,622	24,323	897	34,842
Total revenues	$110,357	$10,955	$75	$9,622	$24,323	$897	$156,229

	Nine Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$46,636	$3,216	$—	$—	$—	$—	$49,852
Maintenance revenue	19,037	—	—	—	—	—	19,037
Finance lease income	—	1,212	1,112	—	—	—	2,324
Other revenue	687	5	75	—	—	—	767
Total equipment leasing revenues	66,360	4,433	1,187	—	—	—	71,980
Infrastructure revenues
Lease income	—	—	—	—	—	16	16
Rail revenues	—	—	—	—	23,107	—	23,107
Terminal services revenues	—	—	—	11,271	—	—	11,271
Total infrastructure revenues	—	—	—	11,271	23,107	16	34,394
Total revenues	$66,360	$4,433	$1,187	$11,271	$23,107	$16	$106,374
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of September 30, 2017:

Total
2017	$29,473
2018	91,448
2019	61,823
2020	39,441
2021	28,408
Thereafter	21,934
Total	$272,527

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
As of September 30, 2017, the Incentive Plan provides for the issuance of up to 30 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense (income) related to its stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term, (in years)
	2017	2016	2017	2016
Stock Options	$—	$—	$—	$—	$—	7.64
Restricted Shares	90	—	228	(4,168)	1,091	3.28
Common Units	75	28	467	350	516	2.06
Total	$165	$28	$695	$(3,818)	$1,607
Restricted Shares
In the nine months ended September 30, 2017, the Company granted equity-based compensation awards in a subsidiary consisting of 31,430 restricted shares that had a grant date fair value of $495 using a discounted cash flow model, which is determined based on the fair value of the operating segment on the grant date, estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date. The awards vest in four tranches over four years, provided the employee remains employed by the Company.
As of August 2017, 1.25 million restricted shares granted in August 2014 are no longer eligible for vesting due to (i) the expiration of the award agreement and (ii) certain performance conditions which were not reached. These shares had a grant date fair value of $23,879. This expiration had no impact on the Company’s financial statements for the three and nine months ended September 30, 2017.
Common Units
In the nine months ended September 30, 2017, the Company granted equity-based compensation in a subsidiary consisting of 520,000 common units that had a grant date fair value of $894 using a discounted cash flow model, which is determined based on the fair value of the operating segment on the grant date, estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date. The awards vest over a range of six to 48 months, provided the employee remains employed by the Company.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current:
Federal	$841	$43	$1,157	$205
State and local	58	9	106	49
Foreign	8	(218)	49	(192)
Total current provision	907	(166)	1,312	62

Deferred:
Federal	(14)	1	34	2
State and local	(18)	—	(18)	1
Foreign	34	248	257	130
Total deferred provision	2	249	273	133

Total provision for income taxes	$909	$83	$1,585	$195
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
As of and for the nine month period ended September 30, 2017, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2013. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2017.
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
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total management fees for the three and nine months ended September 30, 2017 were $3,776 and $11,524, respectively. The total management fees for the three and nine months ended September 30, 2016 were $4,146 and $12,725, respectively.

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
A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the three and nine months ended September 30, 2017 and 2016.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the three and nine months ended September 30, 2017 and 2016.
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
The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the three and nine months ended September 30, 2017, expense reimbursement of $2,046 and $5,868 was recorded in general and administrative expenses, respectively, and $1,507 and $4,220 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2016, expense reimbursement of $1,960 and $5,361 was recorded in general and administrative expenses, respectively, and $990 and $3,017 was recorded in acquisition and transaction expenses, respectively.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of September 30, 2017 and December 31, 2016, no amounts were recorded as a receivable from the Manager. As of September 30, 2017 and December 31, 2016, amounts due to the Manager or its affiliates of $1,138 and $1,697, respectively, excluding accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, amounts due to the Manager or its affiliates of $1,224 and $1,347, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of September 30, 2017 and December 31, 2016 an affiliate of the Company’s Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2017 and December 31, 2016 was $69,259 and $74,904, respectively. For the three and nine months ended September 30, 2017, the amount of this non-controlling interest share of net loss was $2,163 and $5,646, respectively. For the three and nine months ended September 30, 2016, the amount of this non-controlling interest share of net loss was $1,762 and $5,715, respectively.
In connection with the Capital Call Agreement related to the Series 2016 Bonds discussed in Note 8, the Company and an affiliate of its Manager entered into a Fee and Support Agreement. The Fee and Support Agreement provides that the affiliate of the Manager is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. This affiliate of the Manager received fees of $1,740, which are amortized as interest expense to the earlier of the redemption date or February 13, 2020.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended September 30, 2017

	Three months ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$43,474	$6,117	$25	$—	$—	$—	$—	$49,616
Infrastructure revenues	—	—	—	1,730	8,258	758	—	10,746
Total revenues	43,474	6,117	25	1,730	8,258	758	—	60,362

Expenses
Operating expenses	1,706	5,103	8	7,039	6,980	2,852	—	23,688
General and administrative	—	—	—	—	—	—	3,439	3,439
Acquisition and transaction expenses	6	—	—	—	—	—	1,726	1,732
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,771	3,771
Depreciation and amortization	17,909	1,607	—	3,978	507	783	—	24,784
Interest expense	—	946	—	1,408	264	273	6,023	8,914
Total expenses	19,621	7,656	8	12,425	7,751	3,908	14,959	66,328

Other income (expense)
Equity in (losses)/earnings of unconsolidated entities	(203)	—	359	(24)	—	—	—	132
Gain (loss) on sale of equipment, net	2,871	—	—	—	(162)	—	—	2,709
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Interest income	51	4	—	160	—	—	—	215
Other income	—	1,093	—	1,055	—	—	—	2,148
Total other income (expense)	2,719	1,097	359	1,191	(162)	—	—	5,204
Income (loss) before income taxes	26,572	(442)	376	(9,504)	345	(3,150)	(14,959)	(762)
Provision for (benefit from) income taxes	927	(5)	(10)	(3)	—	—	—	909
Net income (loss)	25,645	(437)	386	(9,501)	345	(3,150)	(14,959)	(1,671)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	303	(62)	—	(4,806)	(104)	—	—	(4,669)
Net income (loss) attributable to shareholders	$25,342	$(375)	$386	$(4,695)	$449	$(3,150)	$(14,959)	$2,998

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net income attributable to shareholders:

	Three months ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$26,274	$(380)	$330	$(6,081)	$517	$(3,150)	$(13,673)	$3,837
Add: Non-controlling share of adjustments to Adjusted Net Income								447
Add: Equity in earnings of unconsolidated entities								132
Add: Cash payments for income taxes								438
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								(86)
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								1,036
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,732)
Less: Equity-based compensation expense								(165)
Less: Provision for income taxes								(909)
Net income attributable to shareholders								$2,998
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three months ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$1,964	$—	$—	$—	$—	$—	$1,964
Asia	6,094	1,543	25	—	—	—	7,662
Europe	28,907	4,189	—	—	—	—	33,096
North America	6,509	385	—	1,730	8,258	758	17,640
South America	—	—	—	—	—	—	—
Total	$43,474	$6,117	$25	$1,730	$8,258	$758	$60,362

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

I. For the Nine Months Ended September 30, 2017

	Nine months ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$110,357	$10,955	$75	$—	$—	$—	$—	$121,387
Infrastructure revenues	—	—	—	9,622	24,323	897	—	34,842
Total revenues	110,357	10,955	75	9,622	24,323	897	—	156,229

Expenses
Operating expenses	4,496	12,661	8	21,919	22,431	4,510	—	66,025
General and administrative	—	—	—	—	—	—	10,615	10,615
Acquisition and transaction expenses	276	—	—	—	—	—	4,788	5,064
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	11,529	11,529
Depreciation and amortization	43,284	4,820	—	11,885	1,525	868	—	62,382
Interest expense	—	2,800	—	4,283	710	817	12,682	21,292
Total expenses	48,056	20,281	8	38,087	24,666	6,195	39,614	176,907

Other income (expense)
Equity in losses of unconsolidated entities	(1,046)	—	(316)	(99)	—	—	—	(1,461)
Gain (loss) on sale of equipment, net	6,932	—	—	—	(206)	—	—	6,726
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	210	11	—	361	—	—	—	582
Other income	—	1,093	—	1,087	—	—	—	2,180
Total other income (expense)	6,096	1,104	(316)	1,349	(206)	—	(2,456)	5,571
Income (loss) before income taxes	68,397	(8,222)	(249)	(27,116)	(549)	(5,298)	(42,070)	(15,107)
Provision for (benefit from) income taxes	1,598	—	(44)	31	—	—	—	1,585
Net income (loss)	66,799	(8,222)	(205)	(27,147)	(549)	(5,298)	(42,070)	(16,692)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	445	(526)	—	(13,209)	(43)	(483)	—	(13,816)
Net income (loss) attributable to shareholders	$66,354	$(7,696)	$(205)	$(13,938)	$(506)	$(4,815)	$(42,070)	$(2,876)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Nine months ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$68,227	$(7,696)	$(387)	$(15,269)	$(67)	$(4,815)	$(35,779)	$4,214
Add: Non-controlling share of adjustments to Adjusted Net Income								503
Add: Equity in losses of unconsolidated entities								(1,461)
Add: Cash payments for income taxes								1,033
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,599
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								1,036
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(2,456)
Less: Acquisition and transaction expenses								(5,064)
Less: Equity-based compensation expense								(695)
Less: Provision for income taxes								(1,585)
Net loss attributable to shareholders								$(2,876)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Nine months ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$6,744	$—	$—	$—	$—	$—	$6,744
Asia	29,207	4,657	75	—	—	—	33,939
Europe	63,229	5,142	—	—	—	—	68,371
North America	10,472	1,156	—	9,622	24,323	897	46,470
South America	705	—	—	—	—	—	705
Total	$110,357	$10,955	$75	$9,622	$24,323	$897	$156,229

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

III. For the Three Months Ended September 30, 2016

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$27,060	$2,969	$25	$—	$—	$—	$—	$30,054
Infrastructure revenues	—	—	—	4,255	7,401	16	—	11,672
Total revenues	27,060	2,969	25	4,255	7,401	16	—	41,726

Expenses
Operating expenses	892	2,408	1	6,796	6,514	417	—	17,028
General and administrative	—	—	—	—	—	—	3,205	3,205
Acquisition and transaction expenses	—	—	—	109	—	—	1,579	1,688
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	4,146	4,146
Depreciation and amortization	9,376	1,669	—	3,920	411	—	—	15,376
Interest expense	—	934	—	4,016	182	284	—	5,416
Total expenses	10,268	5,011	1	14,841	7,107	701	8,930	46,859

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(1,161)	—	—	—	—	(1,161)
Gain (loss) on sale of equipment and finance leases, net	—	—	—	—	40	—	—	40
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—	—	—
Interest income (expense)	6	4	—	196	—	—	—	206
Other (expense) income	—	—	—	485	—	—	—	485
Total other income (expense)	6	4	(1,161)	681	40	—	—	(430)
Income (loss) before income taxes	16,798	(2,038)	(1,137)	(9,905)	334	(685)	(8,930)	(5,563)
Provision (benefit from) for income taxes	100	—	(41)	20	—	4	—	83
Net income (loss)	16,698	(2,038)	(1,096)	(9,925)	334	(689)	(8,930)	(5,646)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	60	(131)	—	(4,241)	14	(69)	(3)	(4,370)
Net income (loss) attributable to shareholders	$16,638	$(1,907)	$(1,096)	$(5,684)	$320	$(620)	$(8,927)	$(1,276)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$16,564	$(1,907)	$(1,183)	$(5,719)	$342	$(616)	$(7,348)	$133
Add: Non-controlling share of adjustments to Adjusted Net Income								170
Add: Equity in losses of unconsolidated entities								(1,161)
Add: Cash payments for income taxes								174
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,207
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,688)
Less: Equity-based compensation expense								(28)
Less: Provision for income taxes								(83)
Net loss attributable to shareholders								$(1,276)

Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$3,554	$—	$—	$—	$—	$—	$3,554
Asia	11,589	2,565	25	—	—	—	14,179
Europe	9,431	—	—	—	—	—	9,431
North America	2,091	404	—	4,255	7,401	16	14,167
South America	395	—	—	—	—	—	395
Total	$27,060	$2,969	$25	$4,255	$7,401	$16	$41,726

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

IV. For the Nine Months Ended September 30, 2016

	Nine Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$66,360	$4,433	$1,187	$—	$—	$—	$—	$71,980
Infrastructure revenues	—	—	—	11,271	23,107	16	—	34,394
Total revenues	66,360	4,433	1,187	11,271	23,107	16	—	106,374

Expenses
Operating expenses	2,875	8,410	43	16,182	21,004	417	6	48,937
General and administrative	—	—	—	—	—	—	9,154	9,154
Acquisition and transaction expenses	—	—	—	400	—	—	4,222	4,622
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	12,725	12,725
Depreciation and amortization	25,307	4,927	—	11,589	1,471	—	—	43,294
Interest expense	—	2,805	410	11,804	536	284	—	15,839
Total expenses	28,182	16,142	453	39,975	23,011	701	26,107	134,571

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(1,335)	—	—	—	—	(1,335)
Gain (loss) on sale of equipment and finance leases, net	2,717	—	304	—	286	—	—	3,307
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	—	(1,579)
Asset impairment	—	(7,450)	—	—	—	—	—	(7,450)
Interest income (expense)	9	9	—	69	—	—	—	87
Other (expense) income	—	—	(2)	585	—	—	—	583
Total other income (expense)	2,726	(7,441)	(1,033)	(925)	286	—	—	(6,387)
Income (loss) before income taxes	40,904	(19,150)	(299)	(29,629)	382	(685)	(26,107)	(34,584)
Provision (benefit from) for income taxes	188	—	(54)	55	—	5	1	195
Net income (loss)	40,716	(19,150)	(245)	(29,684)	382	(690)	(26,108)	(34,779)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	350	(4,289)	—	(12,522)	11	(69)	(9)	(16,528)
Net income (loss) attributable to shareholders	$40,366	$(14,861)	$(245)	$(17,162)	$371	$(621)	$(26,099)	$(18,251)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Loss to net loss attributable to shareholders:

	Nine Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$40,016	$(11,136)	$(405)	$(18,495)	$702	$(621)	$(21,875)	$(11,814)
Add: Non-controlling share of adjustments to Adjusted Net Income								2,891
Add: Equity in losses of unconsolidated entities								(1,335)
Add: Cash payments for income taxes								594
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,444
Less: Asset impairment charges								(7,450)
Less: Changes in fair value of non-hedge derivative instruments								(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(1,579)
Less: Acquisition and transaction expenses								(4,622)
Less: Equity-based compensation income								3,818
Less: Provision for income taxes								(195)
Net loss attributable to shareholders								$(18,251)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$9,201	$—	$—	$—	$—	$—	$9,201
Asia	30,665	2,973	858	—	—	—	34,496
Europe	20,929	248	—	—	—	—	21,177
North America	4,192	1,212	329	11,271	23,107	16	40,127
South America	1,373	—	—	—	—	—	1,373
Total	$66,360	$4,433	$1,187	$11,271	$23,107	$16	$106,374

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

V. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$792,335	$231,152	$4,090	$557,833	$49,318	$110,679	$164,514	$1,909,921

Debt, net	—	53,531	—	184,526	18,034	—	399,489	655,580

Total liabilities	116,080	58,589	—	203,148	33,936	16,588	403,657	831,998

Non-controlling interests in equity of consolidated subsidiaries	3,040	—	—	91,106	2,540	—	524	97,210

Total equity	676,255	172,563	4,090	354,685	15,382	94,091	(239,143)	1,077,923

Total liabilities and equity	$792,335	$231,152	$4,090	$557,833	$49,318	$110,679	$164,514	$1,909,921

	September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$38,926	$—	$—	$—	$—	$—	$—	$38,926
Asia	280,554	36,710	—	—	—	—	—	317,264
Europe	269,448	127,968	—	—	—	—	—	397,416
North America	127,600	—	—	365,016	35,593	104,633	—	632,842
South America	7,315	—	—	—	—	—	—	7,315
Total	$723,843	$164,678	$—	$365,016	$35,593	$104,633	$—	$1,393,763

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
The calculation of basic and diluted EPS is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income (loss) attributable to shareholders	$2,998	$(1,276)	$(2,876)	$(18,251)
Weighted Average Shares Outstanding - Basic	75,770,529	75,746,200	75,765,144	75,734,587
Weighted Average Shares Outstanding - Diluted	75,770,665	75,746,200	75,765,144	75,734,587

Basic EPS	$0.04	$(0.02)	$(0.04)	$(0.24)
Diluted EPS	$0.04	$(0.02)	$(0.04)	$(0.24)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

For the nine months ended September 30, 2017, 1,048 shares have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive. For the three and nine months ended September 30, 2016, 7,333 and 9,474 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
16. COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, lessees have asserted that they are entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $6,580 at September 30, 2017. No amount has been recorded for this matter in the Company’s consolidated financial statements as of September 30, 2017, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
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
Several of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rent expense	$1,235	$1,197	$3,755	$3,724
As of September 30, 2017, minimum future rental payments under operating and capital leases are as follows:

2017	$2,047
2018	6,925
2019	6,514
2020	5,484
2021	4,166
Thereafter	73,330
Total	$98,466
17. SUBSEQUENT EVENTS
On October 3, 2017, the Company repaid the outstanding balance on the Revolving Credit Facility, including associated interest, for $60,489. The Company currently has no outstanding balance on the Revolving Credit Facility.
On November 2, 2017, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended September 30, 2017, payable on November 27, 2017 to the holders of record on November 17, 2017.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of September 30, 2017, we had total consolidated assets of $1.9 billion and total equity of $1.1 billion.
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

Comparison of the three and nine months ended September 30, 2017 and September 30, 2016
The following table presents our consolidated results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Lease income	$29,741	$21,600	$8,141	$70,872	$49,852	$21,020
Maintenance revenue	17,533	7,646	9,887	46,778	19,037	27,741
Finance lease income	385	403	(18)	1,156	2,324	(1,168)
Other revenue	1,957	405	1,552	2,581	767	1,814
Total equipment leasing revenues	49,616	30,054	19,562	121,387	71,980	49,407
Infrastructure revenues
Lease income	455	16	439	594	16	578
Rail revenues	8,258	7,401	857	24,323	23,107	1,216
Terminal services revenues	1,730	4,255	(2,525)	9,622	11,271	(1,649)
Other revenue	303	—	303	303	—	303
Total infrastructure revenues	10,746	11,672	(926)	34,842	34,394	448
Total revenues	60,362	41,726	18,636	156,229	106,374	49,855

Expenses
Operating expenses	23,688	17,028	6,660	66,025	48,937	17,088
General and administrative	3,439	3,205	234	10,615	9,154	1,461
Acquisition and transaction expenses	1,732	1,688	44	5,064	4,622	442
Management fees and incentive allocation to affiliate	3,771	4,146	(375)	11,529	12,725	(1,196)
Depreciation and amortization	24,784	15,376	9,408	62,382	43,294	19,088
Interest expense	8,914	5,416	3,498	21,292	15,839	5,453
Total expenses	66,328	46,859	19,469	176,907	134,571	42,336

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	132	(1,161)	1,293	(1,461)	(1,335)	(126)
Gain on sale of equipment and finance leases, net	2,709	40	2,669	6,726	3,307	3,419
Gain/(loss) on extinguishment of debt	—	—	—	(2,456)	(1,579)	(877)
Asset impairment	—	—	—	—	(7,450)	7,450
Interest income	215	206	9	582	87	495
Other income	2,148	485	1,663	2,180	583	1,597
Total other income (expense)	5,204	(430)	5,634	5,571	(6,387)	11,958
Loss before income taxes	(762)	(5,563)	4,801	(15,107)	(34,584)	19,477
Provision for income taxes	909	83	826	1,585	195	1,390
Net loss	(1,671)	(5,646)	3,975	(16,692)	(34,779)	18,087
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,669)	(4,370)	(299)	(13,816)	(16,528)	2,712
Net income (loss) attributable to shareholders	$2,998	$(1,276)	$4,274	$(2,876)	$(18,251)	$15,375
Add: Provision for income taxes	909	83	826	1,585	195	1,390
Add: Equity-based compensation expense (income)	165	28	137	695	(3,818)	4,513
Add: Acquisition and transaction expenses	1,732	1,688	44	5,064	4,622	442
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	1,579	877

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Add: Changes in fair value of non-hedge derivative instruments	(1,036)	—	(1,036)	(1,036)	3	(1,039)
Add: Asset impairment charges	—	—	—	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities(1)	86	(1,207)	1,293	(1,599)	(1,444)	(155)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(438)	(174)	(264)	(1,033)	(594)	(439)
Less: Equity in losses (earnings) of unconsolidated entities	(132)	1,161	(1,293)	1,461	1,335	126
Less: Non-controlling share of Adjusted Net (Loss) Income (2)	(447)	(170)	(277)	(503)	(2,891)	2,388
Adjusted Net Income (Loss)	$3,837	$133	$3,704	$4,214	$(11,814)	$16,028
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(2) Non-controlling share of Adjusted Net (Loss) Income is comprised of the following for the three months ended September 30, 2017 and 2016: (i) equity-based compensation of $43 and $6, (ii) provision for income tax of $(1) and $8, (iii) changes in fair value of non-hedge derivative instruments of $404 and $0, and (iv) acquisition and transaction expenses of $0 and $156, less (v) cash tax payments of $(1) and $0, respectively. Non-controlling share of Adjusted Net (Loss) Income is comprised of the following for the nine months ended September 30, 2017 and 2016: (i) equity-based compensation of $118 and $(1,608), (ii) provision for income tax of $12 and $22, (iii) loss on extinguishment of debt of $0 and $616, (iv) acquisition and transaction expenses of $0 and $156, (v) changes in fair value of non-hedge derivative instruments of $404 and $0, and (vi) asset impairment of $0 and $3,725, less (vii) cash tax payments of $31 and $20, respectively.
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016		2017	2016
	(in thousands)
Net income (loss) attributable to shareholders	$2,998	$(1,276)	$4,274	$(2,876)	$(18,251)	$15,375
Add: Provision for income taxes	909	83	826	1,585	195	1,390
Add: Equity-based compensation expense (income)	165	28	137	695	(3,818)	4,513
Add: Acquisition and transaction expenses	1,732	1,688	44	5,064	4,622	442
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	(1,036)	—	(1,036)	(1,036)	3	(1,039)
Add: Asset impairment charges	—	—	—	—	7,450	(7,450)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (3)	26,686	16,885	9,801	67,575	48,076	19,499
Add: Interest expense	8,914	5,416	3,498	21,292	15,839	5,453
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	282	(287)	569	(209)	1,873	(2,082)
Less: Equity in losses of unconsolidated entities	(132)	1,161	(1,293)	1,461	1,335	126
Less: Non-controlling share of Adjusted EBITDA (5)	(2,753)	(3,379)	626	(7,272)	(12,314)	5,042
Adjusted EBITDA (non-GAAP)	$37,765	$20,319	$17,446	$88,735	$46,589	$42,146
_______________________________________________________
(3) Depreciation and amortization expense includes $24,784 and $15,376 of depreciation and amortization expense, $1,147 and $1,403 of lease intangible amortization, and $755 and $106 of amortization for lease incentives in the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense includes $62,382 and $43,294 of depreciation and amortization expense, $3,494 and $4,557 of lease intangible amortization, and $1,699 and $225 of amortization for lease incentives in the nine months ended September 30, 2017 and 2016, respectively.
(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended September 30, 2017 and 2016: (i) net income (loss) of $86 and $(1,208), (ii) interest expense of $176 and $270, and (iii) depreciation and amortization expense of $20 and $651, respectively. Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the nine months ended September 30, 2017 and 2016: (i) net loss of $1,599 and $1,475, (ii) interest expense of $650 and $931, and (iii) depreciation and amortization expense of $740 and $2,417, respectively.
(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2017 and 2016: (i) equity based compensation of $43 and $6, (ii) provision for income taxes of $(1) and $8, (iii) interest expense of $485 and $1,538, (iv) depreciation and amortization expense of $1,822 and $1,671, (v) acquisition and transaction expenses of $0 and $156, and (vi) changes in fair value of non-hedge derivative instruments of $404 and $0, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2017 and 2016: (i) equity based compensation of $118 and $(1,608), (ii) provision for income taxes of $12 and $22, (iii) interest expense of $1,489 and $4,494, (iv) depreciation and amortization expense of $5,249 and $4,909, (v) loss on extinguishment of debt of $0 and $616, (vi) changes in fair value of non-hedge derivative instruments of $404 and $0, (vii) acquisition and transaction expenses of $0 and $156, and (viii) asset impairment of $0 and $3,725, respectively.
Revenues
For the three months ended September 30, 2017, total revenues increased $18,636 as compared to the three months ended September 30, 2016 due to higher revenues across a majority of our segments, including Aviation Leasing, Offshore Energy, Railroad and Ports and Terminals. These increases were partially offset by lower revenues in our Jefferson Terminal segment.
In Equipment Leasing, revenue increased $19,562 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due a greater number of assets on lease in the Aviation Leasing segment. Additionally, we continued to increase the number of aircraft and engines subject to leases with maintenance arrangements resulting in higher maintenance revenue of $9,887 and higher lease income of $8,141 compared to the three months ended September 30, 2016.
In Infrastructure, for the three months ended September 30, 2017, revenue was $926 lower than the three months ended September 30, 2016 primarily reflecting lower revenue from Jefferson Terminal of $2,525 resulting from a decrease in volume. This decrease was partially offset by increased revenue in our Ports and Terminal segment of $439 due to a lease contract at Hannibal, which was acquired in July of 2016, coupled with increased Railroad revenue of $857 reflecting an increase in traffic.
For the nine months ended September 30, 2017, total revenues increased $49,855 compared to the nine months ended September 30, 2016 due to higher revenues in our Aviation Leasing, Offshore Energy, Railroad and Ports and Terminals segments. Increases across the aforementioned segments were partially offset by decreases in the Jefferson Terminal and Shipping Containers segments.
In Equipment Leasing, lease income increased $21,020 during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in the number of assets on lease in the Aviation Leasing segment. Additionally, we continued to increase the number of aircraft and engines subject to leases with maintenance arrangements resulting in an increase to our maintenance revenue of $27,741. These increases were partially offset by a $1,168 decrease in finance lease income primarily driven by the sale of 42,000 shipping containers during the first quarter of 2016.
In Infrastructure, rail revenues increased $1,216 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to an increase in traffic and expanded service offerings in the first quarter of 2017 by our Railroad segment. Lease income increased by $578 in the nine months ended September 30, 2017 from a lease contract at Hannibal, which was acquired in June 2017. The increases were partially offset by lower Jefferson Terminal revenue of $1,649 primarily due to lower volumes in the first nine months of 2017 compared to the same period of 2016.
Expenses
For the three months ended September 30, 2017 total expenses increased $19,469 compared to the three months ended September 30, 2016 primarily due to higher: (i) depreciation expense, (ii) operating expenses and (iii) interest expense.
Operating expenses increased $6,660 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to higher (i) professional fees of $2,175, (ii) facility operations costs of $1,455 reflecting increased costs in our Ports & Terminal and Railroad segments, (iii) compensation of $947, including stock-based compensation and benefits at our Jefferson Terminal and Railroad segments, coupled with non-stock-based compensation expenses at our Ports and Terminals segment and (iv) operating expenditures related to Offshore Energy equipment.
Depreciation and amortization expenses increased $9,408 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to additional assets acquired and placed on lease in the Aviation Leasing segment.
Interest expense increased $3,498 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to the issuance of the Senior Notes in the first quarter of 2017 coupled with the drawdown of the Revolving Credit Facility in the third quarter of 2017. Refer to Note 8 of the Consolidated Financial Statements for further detail.
For the nine months ended September 30, 2017 total expenses increased $42,336 compared to the nine months ended September 30, 2016 mainly due to higher (i) operating expenses, (ii) depreciation and amortization and (iii) interest expense.

Operating expenses increased $17,088 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to an increase in (i) compensation, including stock compensation and benefits, of $7,188 primarily due to a reversal of stock compensation in the first quarter of 2016 coupled with higher compensation costs in our Ports and Terminals and Jefferson segments, (ii) facility operations of $3,968 primarily in the Railroad segment due to higher volumes in the first quarter of 2017, and (iii) professional fees of $4,472 primarily due to legal costs related to our vessels in the Offshore Energy segment and our aircraft and engines on lease in the Aviation Leasing segment. Offsetting the increase were lower environmental and legal fees of $1,917, primarily in our Jefferson Terminal segment, coupled with lower general and administrative expenses of $1,050.
General and administrative expenses at the Corporate segment increased $1,461 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 attributable to higher professional fees including legal, tax consulting and audit fees as we continue to grow our business, coupled with higher reimbursements to our Manager.
Acquisitions and transaction expenses, including advisory, legal, accounting, valuation and other professional or consulting fees, increased $442 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as we continue to pursue new business opportunities.
Depreciation and amortization increased $19,088 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to additional assets acquired and placed on lease in the Aviation Leasing segment.
Management fees decreased $1,196 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to a decrease in the average value of our total equity as compared to the first nine months of 2016.
Interest expense increased $5,453 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the issuance of the Senior Notes in the first quarter of 2017 and the draw down on the revolver in the third quarter of 2017. Partially offsetting this increase was lower interest expense in the Jefferson Terminal segment reflecting the capitalization of interest related to new projects in 2017. Refer to the Note 8 of the Consolidated Financial Statements for further detail.
Other (Expense) Income
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, total other income increased $5,634 primarily reflecting higher gains on sales of equipment of $2,669 reflecting opportunistic sales of Aviation assets coupled with equity in earnings of unconsolidated entities compared to losses in the same period of 2016.
For the nine months ended September 30, 2017, total other income increased $11,958 as compared to the nine months ended September 30, 2016. In 2016, an asset impairment charge of $7,450 was recorded for the MT 6015 vessel. In addition, during 2017, the Aviation Leasing segment had an increase of $3,419 in gain on sale of equipment due to opportunistic sales of assets.
Net Loss
Net loss attributable to shareholders for the three and nine months ended September 30, 2017 decreased $4,274 and $15,375, respectively, compared to the same periods in 2016, primarily due to the changes discussed above.
Adjusted Net Income/(Loss)
Adjusted net income increased $3,704 and $16,028 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to the changes in revenue, expenses and other income/(loss) noted above, and the increase in equity based compensation of $137 and $4,513 for the three and nine months ended September 30, 2017, respectively. Also contributing to the increase for the nine months ended September 30, 2017 was an increase in the equity in losses of unconsolidated entities of $126 and an increase in losses from the extinguishment of debt of $877 coupled with changes in the non-controlling share of Adjusted Net Income of $277 and $2,388 for the three and nine months ended September 30, 2017, respectively. Additionally, the change in the fair value of the non-hedge derivative instrument impacted Adjusted Net Income/(Loss) of $1,036 in both the three and nine months ended September 30, 2017.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $37,765 for the three months ended September 30, 2017, an increase of $17,446 compared to the same period of 2016. In addition to the changes in revenue, expenses and income/(loss) noted above, which resulted in an increase in net income, the change was primarily due to increased depreciation and amortization expense from additional assets acquired and placed into service and increased interest expense. These changes were partially offset by the change in the fair value of the non-hedge derivative instrument.

Adjusted EBITDA was $88,735 for the nine months ended September 30, 2017, an increase of $42,146 compared to the same period of 2016. In addition to the changes in revenue, expenses and income/(loss) noted above, which resulted in a net decrease in loss attributable to shareholders, the change was primarily due to (i) increased depreciation and amortization expense from additional assets acquired and placed into service, (ii) decreased non-controlling share of Adjusted EBITDA, (iii) increased equity-based compensation and (iv) increased equity in losses of unconsolidated entities. Partially offsetting these changes was the change in the fair value of the non-hedge derivative instrument and the 2016 asset impairment charge. There was no impairment charge in the nine months ended September 30, 2017.
Aviation Leasing Segment
As of September 30, 2017, in our Aviation Leasing segment, we own and manage 141 aviation assets, consisting of 38 aircraft and 103 commercial jet engines.
As of September 30, 2017, 37 of our commercial aircraft and 71 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 88% utilized as of September 30, 2017, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 34 months, and our jet engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2017	7	19	26
Purchases	3	14	17
Sales	(1)	(4)	(5)
Assets at September 30, 2017	9	29	38

Jet Engines
Assets at January 1, 2017	38	28	66
Purchases	22	28	50
Sales	(9)	(4)	(13)
Assets at September 30, 2017	51	52	103

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Lease income	$25,941	$19,039	$6,902	$63,577	$46,636	$16,941
Maintenance revenue	17,533	7,646	9,887	46,778	19,037	27,741
Other revenue	—	375	(375)	2	687	(685)
Total revenues	43,474	27,060	16,414	110,357	66,360	43,997

Expenses
Operating expenses	1,706	892	814	4,496	2,875	1,621
Acquisition and transaction expenses	6	—	6	276	—	276
Depreciation and amortization	17,909	9,376	8,533	43,284	25,307	17,977
Total expenses	19,621	10,268	9,353	48,056	28,182	19,874

Other income (expense)
Equity losses of unconsolidated entities	(203)	—	(203)	(1,046)	—	(1,046)
Gain on sale of equipment, net	2,871	—	2,871	6,932	2,717	4,215
Interest income	51	6	45	210	9	201
Total other income	2,719	6	2,713	6,096	2,726	3,370
Income before income taxes	26,572	16,798	9,774	68,397	40,904	27,493
Provision for income taxes	927	100	827	1,598	188	1,410
Net income	25,645	16,698	8,947	66,799	40,716	26,083
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	303	60	243	445	350	95
Net income attributable to shareholders	$25,342	$16,638	$8,704	$66,354	$40,366	$25,988
Add: Provision for income taxes	927	100	827	1,598	188	1,410
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	6	—	6	276	—	276
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(203)	—	(203)	(1,046)	—	(1,046)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(1)	(174)	173	(1)	(538)	537
Less: Equity in losses of unconsolidated entities	203	—	203	1,046	—	1,046
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$26,274	$16,564	$9,710	$68,227	$40,016	$28,211
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Aviation’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016		2017	2016
(Dollar amounts in thousands)
Net income attributable to shareholders	$25,342	$16,638	$8,704	$66,354	$40,366	$25,988
Add: Provision for income taxes	927	100	827	1,598	188	1,410
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	6	—	6	276	—	276
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (2)	19,811	10,885	8,926	48,477	30,089	18,388
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	(203)	—	(203)	(1,046)	—	(1,046)
Less: Equity in losses of unconsolidated entities	203	—	203	1,046	—	1,046
Less: Non-controlling share of Adjusted EBITDA(4)	(192)	(41)	(151)	(354)	(123)	(231)
Adjusted EBITDA (non-GAAP)	$45,894	$27,582	$18,312	$116,351	$70,520	$45,831
______________________________________________________________________________________
(2) Depreciation and amortization expense includes $17,909 and $9,376 of depreciation expense, $1,147 and $1,403 of lease intangible amortization, and $755 and $106 of amortization for lease incentives in the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense includes $43,284 and $25,307 of depreciation expense, $3,494 and $4,557 of lease intangible amortization, and $1,699 and $225 of amortization for lease incentives in the nine months ended September 30, 2017 and 2016, respectively.
(3) Aviation Leasing's pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $203 and $0 for the three months ended September 30, 2017 and 2016, respectively. Aviation Leasing’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $1,046 and $0 in the nine months ended September 30, 2017 and 2016, respectively.
(4) Non-controlling share of Adjusted EBITDA is comprised of depreciation and amortization expense of $192 and $41 for the three months ended September 30, 2017 and 2016, respectively. Non-controlling share of Adjusted EBITDA is comprised of depreciation and amortization expense of $354 and $123 for the nine months ended September 30, 2017 and 2016, respectively.
Revenues
Total revenues in the Aviation Leasing segment increased $16,414 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to higher lease income and maintenance revenue driven by newly acquired assets. Lease income increased $6,902 primarily due to higher aircraft lease income of $2,639 driven by the addition of 17 aircraft on lease partially offset by the redelivery of two aircraft. Engine lease income increased $4,263 primarily driven by an increase in the number of engines which generated revenue from 34 in the three months ended September 30, 2016 to 76 in the three months ended September 30, 2017. Maintenance revenue increased $9,887 reflecting additional aircraft and engines on lease. Engine maintenance and aircraft maintenance revenue increased $7,646 and $2,241, respectively, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Total revenues in the Aviation Leasing segment increased $43,997 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, due to higher lease income and maintenance revenue reflecting newly acquired assets. Lease income increased $16,941 primarily due to higher aircraft lease income of $6,064 reflecting an additional 17 aircraft on lease partially offset by the redelivery and sale of three aircraft. Engine lease income increased $10,877 primarily driven by an increase in the number of engines which generated revenue from 40 in the nine months ended September 30, 2016 to 79 in the nine months ended September 30, 2017. Maintenance revenue increased $27,741 due to a higher number of aircraft and engines on lease and the receipt of end-of-lease compensation for two aircraft. Engine maintenance and aircraft maintenance revenue increased $17,355 and $10,386, respectively, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Expenses
Total expenses in the Aviation Leasing segment increased $9,353 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to an increase in depreciation and amortization and an increase in operating expenses. Depreciation and amortization increased by $8,533 reflecting the depreciation of additional aircraft and engines owned or put on lease in the three months ended September 30, 2017. Operating expenses increased $814 primarily reflecting increases in (i) professional fees of $456 due to an increased number of assets on lease, (ii) aviation shipping expense of $246 due to the positioning of our assets for lease and (iii) other operating expense of $112 due to the overall growth of the aviation portfolio.
Total expenses in the Aviation Leasing segment increased $19,874 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to an increase in depreciation and amortization and an increase in operating expenses. Depreciation and amortization increased by $17,977 reflecting the depreciation of additional aircraft and engines owned or put on lease in the nine months ended September 30, 2017. Operating expenses increased $1,621 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily reflecting increases in (i) professional fees of $912 due to an increased number of assets on lease, (ii) aviation shipping expense of $593 due to the positioning of our assets for lease and (iii) other operating expense of $116 due to the overall growth of the aviation portfolio. Acquisitions and transaction expenses increased $276 in the nine months ended September 30, 2017 compared to the same period of 2016 as we continue to pursue new business opportunities.
Other Income
Total other income in the Aviation Leasing segment increased $2,713 and $3,370 in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively, reflecting increases in the gain on sale of leasing equipment, partially offset by increases in the equity in losses of unconsolidated entities.
Adjusted Net Income
Adjusted Net Income in the Aviation Leasing segment was $26,274 and $68,227 for the three and nine months ended September 30, 2017, respectively, increasing $9,710 and $28,211 as compared to the three and nine months ended September 30, 2016, respectively, primarily reflecting the changes to net income attributable to shareholders noted above, adjusted for the provision for income taxes, acquisition and transaction expenses, and cash payments for income taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA in the Aviation Leasing segment was $45,894 and $116,351 for the three and nine months ended September 30, 2017, respectively, decreasing $18,312 and $45,831 as compared to the three and nine months ended September 30, 2016, respectively. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to (i) higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three and nine months ended September 30, 2017, (ii) higher provision for income tax, and (iii) an increase in the acquisition and transaction expenses.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of September 30, 2017:

Offshore Energy Assets
Asset Type	Year Built	Description	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	100%
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel	100%
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel	100%*

* The increase in the economic interest in the third quarter of 2017 for the ROV support vessel reflects the transfer of the non-controlling interest to the Company as part of the settlement arrangement as more fully discussed in Note 2 and Note 8 of the Consolidated Financial Statements.
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Offshore Energy segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Lease income	$3,800	$2,561	$1,239	$7,295	$3,216	$4,079
Finance lease income	385	403	(18)	1,156	1,212	(56)
Other revenue	1,932	5	1,927	2,504	5	2,499
Total revenues	6,117	2,969	3,148	10,955	4,433	6,522

Expenses
Operating expenses	5,103	2,408	2,695	12,661	8,410	4,251
Depreciation and amortization	1,607	1,669	(62)	4,820	4,927	(107)
Interest expense	946	934	12	2,800	2,805	(5)
Total expenses	7,656	5,011	2,645	20,281	16,142	4,139

Other income (expense)
Asset impairment	—	—	—	—	(7,450)	7,450
Interest income	4	4	—	11	9	2
Other income	1,093	—	1,093	1,093	—	1,093
Total other income (expense)	1,097	4	1,093	1,104	(7,441)	8,545
Loss before income taxes	(442)	(2,038)	1,596	(8,222)	(19,150)	10,928
Benefit from income taxes	(5)	—	(5)	—	—	—
Net loss	(437)	(2,038)	1,601	(8,222)	(19,150)	10,928
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(62)	(131)	69	(526)	(4,289)	3,763
Net loss attributable to shareholders	$(375)	$(1,907)	$1,532	$(7,696)	$(14,861)	$7,165
Add: Benefit from income taxes	(5)	—	(5)	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	—	—	—	—	(3,725)	3,725
Adjusted Net Loss	$(380)	$(1,907)	$1,527	$(7,696)	$(11,136)	$3,440
(1) Non-controlling share of Adjusted Net Loss is comprised of asset impairment of $0 and $3,725 for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016		2017	2016
(Dollar amounts in thousands)
Net loss attributable to shareholders	$(375)	$(1,907)	$1,532	$(7,696)	$(14,861)	$7,165
Add: Benefit from income taxes	(5)	—	(5)	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	7,450	(7,450)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,607	1,669	(62)	4,820	4,927	(107)
Add: Interest expense	946	934	12	2,800	2,805	(5)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(61)	(91)	30	(247)	(3,992)	3,745
Adjusted EBITDA (non-GAAP)	$2,112	$605	$1,507	$(323)	$(3,671)	$3,348
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2017 and 2016: (i) depreciation expense of $42 and $62, and (ii) interest expense of $19 and $29, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2017 and 2016: (i) depreciation expense of $165 and $183, (ii) interest expense of $82 and $84, and (iii) asset impairment of $0 and $3,725, respectively.
Revenues
Total revenues in the Offshore Energy segment increased $3,148 and $6,522 in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, primarily due to higher lease income and other revenue. Other revenue increased $1,927 and $2,499 in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, relate to the crew and insurance reimbursement income for the offshore construction vessel. In the three and nine months ended September 30, 2017 both the offshore construction vessel and the ROV support vessel were on hire compared to the prior year periods when both the offshore construction vessel and ROV support vessel were subject to short term charter arrangements.
Expenses
Total expenses in the Offshore Energy segment increased $2,645 in the three months ended September 30, 2017 compared to the prior period primarily due to increases in operating expenses.
Operating expenses increased $2,695 in the three months ended September 30, 2017 compared to the prior year. The increase reflected higher (i) project costs of $673, (ii) mobilization costs of $524 (iii) crew costs of $516 (iv) legal fees of $403 and (vi) other operating expenses of $579.
During the three months ended September 30, 2017, there was $1,195 and $412 of depreciation expense related to the construction support vessel and ROV support vessel, respectively, flat compared to the prior period.
During the three months ended September 30, 2017, there was $916 and $30 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively, flat compared to the prior period.
For the nine months ended September 30, 2017, total expenses increased $4,139 compared to the prior period primarily due to increases in operating expenses.

Operating expenses increased $4,251 in the nine months ended September 30, 2017 compared to the prior period reflecting higher (i) legal fees of $1,839, (ii) crew costs of $1,370 (iii) project costs of $927 and (iv) other operating expenses of $115.
During the nine months ended September 30, 2017, there was $3,586 and $1,234 of depreciation expense related to the construction support vessel and ROV support vessel, respectively, flat compared to the prior period.
During the nine months ended September 30, 2017, there was $2,708 and $92 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively, flat compared to the prior period.
Other Income
Other Income in the Offshore Energy segment increased $1,093 and $8,545 in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively, primarily due to transfer of interests from the non-controlling interest holder to the Company as settlement for a note receivable, resulting in a gain of $1,093 in the third quarter of 2017. Also, contributing to the change in the nine months ended was the net impact of the asset impairment recorded in the second quarter of 2016.
Adjusted Net Loss
Adjusted Net Loss decreased $1,527 and $3,440 in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively. The decrease in both periods is primarily due to the changes to net loss attributable to shareholders described above, with the addition of the net impact of the impairment recorded in the second quarter of 2016 contributing to the decrease in the nine months ended September 30, 2017.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1,507 and $3,348 in the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, respectively. The increase in both periods is primarily due to lower net loss attributable to shareholders of $1,532 and $7,165 in the three and nine months ended September 30, 2017, respectively, compared to the three months ended September 30, 2017. The increase in both periods was partially offset by a decrease in depreciation and amortization expense of $62 and $107 in the three and nine months ended September 30, 2017, respectively. The increase in the nine months ended September 30, 2017 was also partially offset by the asset impairment charge recorded during 2016, there was no asset impairment in 2017.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture, interest in approximately 36,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of September 30, 2017:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
36,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer	~9 Years	Direct Finance Lease/Operating Lease	5 Customers	51%

The following table presents our results of operations and reconciliation of Net (loss) income attributable to shareholders to Adjusted Net (Loss) Income for the Shipping Containers segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Equipment leasing revenues
Finance lease income	$—	$—	$—	$—	$1,112	$(1,112)
Other revenue	25	25	—	75	75	—
Total revenues	25	25	—	75	1,187	(1,112)

Expenses
Operating expenses	8	1	7	8	43	(35)
Interest expense	—	—	—	—	410	(410)
Total expenses	8	1	7	8	453	(445)

Other (expense) income
Equity in earnings / (losses) of unconsolidated entities	359	(1,161)	1,520	(316)	(1,335)	1,019
Gain on sale of finance leases, net	—	—	—	—	304	(304)
Other expense	—	—	—	—	(2)	2
Total other income (expense)	359	(1,161)	1,520	(316)	(1,033)	717
Income (loss) before income taxes	376	(1,137)	1,513	(249)	(299)	50
Benefit from income taxes	(10)	(41)	31	(44)	(54)	10
Net (loss) income attributable to shareholders	$386	$(1,096)	$1,482	$(205)	$(245)	$40
Add: Benefit from income taxes	(10)	(41)	31	(44)	(54)	10
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	3	(3)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	313	(1,207)	1,520	(454)	(1,444)	990
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings / (losses) of unconsolidated entities	(359)	1,161	(1,520)	316	1,335	(1,019)
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income (Loss)	$330	$(1,183)	$1,513	$(387)	$(405)	$18
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Shipping’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net (loss) income attributable to shareholders	$386	$(1,096)	$1,482	$(205)	$(245)	$40
Add: Benefit from income taxes	(10)	(41)	31	(44)	(54)	10
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	3	(3)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	410	(410)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	509	(287)	796	936	1,873	(937)
Less: Equity in earnings / (losses) of unconsolidated entities	(359)	1,161	(1,520)	316	1,335	(1,019)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$526	$(263)	$789	$1,003	$3,322	$(2,319)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended September 30, 2017 and 2016: (i) net income (loss) of $313 and $(1,208), (ii) interest expense of $176 and $270, and (iii) depreciation and amortization expense of $20 and $651, respectively. The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the nine months ended September 30, 2017 and 2016: net loss of $454 and $1,475, offset by interest expense of $650 and $931, and depreciation and amortization expense of $740 and $2,417, respectively.
Revenues
Total revenues in the Shipping Containers segment were flat and decreased $1,112 in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. The decrease for the nine months ended September 30, 2017 compared to September 30, 2016 is primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016.
Expenses
Total expenses in the Shipping Containers segment increased $7 and decreased $445, in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. The decrease in the nine months ended September 30, 2017, primarily reflects lower interest expense of $410 due to lower principal balances on the term loans along with the termination of the term loan in conjunction with the sale of the shipping containers during the first quarter of 2016. Additionally, the sale of the 42,000 shipping containers resulted in a decrease in operating expense of $35 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Other (Expense) Income
Total other income in the Shipping Containers segment increased $1,520 and $717 in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. This was primarily driven by income earned from our shipping container joint venture. Also contributing to the decrease in the nine months ended September 30, 2017 period was the gain on sale of direct finance leases of $304 from the sale of 42,000 shipping containers during the first quarter of 2016.
Adjusted Net (Loss) Income
Adjusted Net Income increased $1,513 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to the changes noted above.
Adjusted Net Loss decreased $18 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, reflecting the changes noted above coupled with a decrease in the pro-rata share of Adjusted Net Loss from unconsolidated entities. These changes were mostly offset by the change in equity of losses of unconsolidated entities.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $526 and $1,003 in the three and nine months ended September 30, 2017, respectively, an increase of $789 and decrease of $2,319 as compared to the three and nine months ended September 30, 2016, respectively. The increase in the three months ended September 30, 2017 primarily reflects a higher net income partially offset by the change in equity in unconsolidated entities. The decrease in the nine months ended September 30, 2017 primarily reflects the change in equity in unconsolidated entities coupled with a lower pro-rata share of Adjusted EBITDA from unconsolidated entities. Also contributing to the decrease was finance lease income in the nine months ended September 30, 2016 driven by the sale of 42,000 shipping containers during the first quarter of 2016.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Infrastructure revenues
Terminal services revenues	$1,730	$4,255	$(2,525)	$9,622	$11,271	$(1,649)
Total revenues	1,730	4,255	(2,525)	9,622	11,271	(1,649)

Expenses
Operating expenses	7,039	6,796	243	21,919	16,182	5,737
Acquisition and transaction expenses	—	109	(109)	—	400	(400)
Depreciation and amortization	3,978	3,920	58	11,885	11,589	296
Interest expense	1,408	4,016	(2,608)	4,283	11,804	(7,521)
Total expenses	12,425	14,841	(2,416)	38,087	39,975	(1,888)

Other income (expense)
Equity in losses of unconsolidated entities	(24)	—	(24)	(99)	—	(99)
Loss on extinguishment of debt	—	—	—	—	(1,579)	1,579
Interest income (expense)	160	196	(36)	361	69	292
Other income	1,055	485	570	1,087	585	502
Total other income (expense)	1,191	681	510	1,349	(925)	2,274
Loss before income taxes	(9,504)	(9,905)	401	(27,116)	(29,629)	2,513
(Benefit from) provision for income taxes	(3)	20	(23)	31	55	(24)
Net loss	(9,501)	(9,925)	424	(27,147)	(29,684)	2,537
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,806)	(4,241)	(565)	(13,209)	(12,522)	(687)
Net loss attributable to shareholders	$(4,695)	$(5,684)	$989	$(13,938)	$(17,162)	$3,224
Add: (Benefit from) provision for income taxes	(3)	20	(23)	31	55	(24)
Add: Equity-based compensation expense	90	—	90	228	(4,168)	4,396
Add: Acquisition and transaction expenses	—	109	(109)	—	400	(400)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	(1,036)	—	(1,036)	(1,036)	—	(1,036)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(24)	—	(24)	(99)	—	(99)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	3	—	3	(79)	(52)	(27)
Less: Equity in losses of unconsolidated entities	24	—	24	99	—	99
Less: Non-controlling share of Adjusted Net Loss(2)	(440)	(164)	(276)	(475)	853	(1,328)
Adjusted Net Loss	$(6,081)	$(5,719)	$(362)	$(15,269)	$(18,495)	$3,226
______________________________________________________
(1) Pro-rata share of Adjusted Net Loss from unconsolidated entities includes Jefferson’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Jefferson Terminal’s non-controlling share of Adjusted Net Loss is comprised of the following for the three months ended September 30, 2017 and 2016: (i) equity-based compensation of $36 and $0, (ii) provision for income taxes of $(1) and $8, (iii) acquisition and transaction expenses of $0 and $156 and (iv) changes in fair value of non-hedge derivative instruments of $404 and $0, less (v) cash tax payments of $(1) and $0, respectively. Jefferson Terminal’s non-controlling share of Adjusted Net Loss is comprised of the following for the nine months ended September 30, 2017 and 2016: (i) equity-based compensation of $90 and $(1,627), (ii) provision for income taxes of $12 and $22, (iii) acquisition and transaction expenses of $0 and $156, (iv) changes in fair value of non-hedge derivative instruments of $404 and $0, and (v) loss on extinguishment of debt of $0 and $616, less (iv) cash paid for income taxes of $31 and $20, respectively.
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net loss attributable to shareholders	$(4,695)	$(5,684)	$989	$(13,938)	$(17,162)	$3,224
Add: Provision for income taxes	(3)	20	(23)	31	55	(24)
Add: Equity-based compensation expense	90	—	90	228	(4,168)	4,396
Add: Acquisition and transaction expenses	—	109	(109)	—	400	(400)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	(1,036)	—	(1,036)	(1,036)	—	(1,036)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,978	3,920	58	11,885	11,589	296
Add: Interest expense	1,408	4,016	(2,608)	4,283	11,804	(7,521)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (3)	(24)	—	(24)	(99)	—	(99)
Less: Equity in losses of unconsolidated entities	24	—	24	99	—	99
Less: Non-controlling share of Adjusted EBITDA (4)	(2,439)	(3,160)	721	(6,509)	(8,043)	1,534
Adjusted EBITDA (non-GAAP)	$(2,697)	$(779)	$(1,918)	$(5,056)	$(3,946)	$(1,110)
________________________________________________________
(3) Jefferson Terminal's pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $24 and $0 for the three months ended September 30, 2017 and 2016, respectively. Jefferson Terminal’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $99 and $0 for the nine months ended September 30, 2017 and 2016, respectively.
(4) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2017 and 2016: (i) equity-based compensation of $36 and $0, (ii) provision for income taxes of $(1) and $8, (iii) interest expense of $447 and $1,466, (iv) acquisition and transaction expenses of $0 and $156, (v) changes in fair value of non-hedge derivative instruments of $404 and $0, and (vi) depreciation and amortization expense of $1,553 and $1,530, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2017 and 2016: (i) equity-based compensation of $90 and $(1,627), (ii) provision for income taxes of $12 and $22, (iii) interest expense of $1,364 and $4,353, (iv) loss on extinguishment of debt of $0 and $616, (v) acquisition and transaction expenses of $0 and $156, (vi) changes in fair value of non-hedge derivative instruments of $404 and $0, and (vii) depreciation and amortization expense of $4,639 and $4,523, respectively.
Revenues
Total revenues in the Jefferson Terminal segment decreased $2,525 and $1,649 in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively, reflecting lower volumes, offset by the realization of deferred revenues.
Expenses
Total expenses in the Jefferson Terminal segment decreased $2,416 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease is due to lower interest expense of $2,608 reflecting the capitalization of interest related to new construction projects in 2017. Partially offsetting the decrease was higher operating expenses of $243, which consisted of higher (i) compensation and benefit expense of $295, (ii) repairs and maintenance expense of $263, (iii) facility operations expense of $13, and (iv) other operating expenses of $82. These increases were partially offset by lower environmental expense of $410 reflecting remediation expense of an oil spill.
Total expenses decreased $1,888 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to lower interest expense of $7,521 reflecting the capitalization of interest related to new construction projects in 2017. Partially offsetting the decrease was higher operating expenses of $5,737. The increase reflects higher (i) compensation and benefits expense of $5,262, (ii) facility operations expense of $995, (iii) repairs and maintenance of $587, (iv) professional fees of $451, and (v) other operating expenses of $288. These increases were partially offset by $1,845 in lower environmental expenses which was the result of remediation expense relating to an oil spill that occurred during the nine months ended September 30, 2016.
Adjusted Net Loss
Adjusted Net Loss was $6,081 in the three months ended September 30, 2017, increasing $362 as compared to the three months ended September 30, 2016. The increase reflects the changes in net loss attributable to shareholders noted above, mostly offset by the change in the fair value of the non-hedge derivative instrument of $1,036.
Adjusted Net Loss was $15,269 in the nine months ended September 30, 2017, decreasing $3,226 as compared to the nine months ended September 30, 2016. The decrease reflects the changes in net loss attributable to shareholders noted above coupled with the increase in equity-based compensation of $4,396. This was partially offset by a decrease in losses on modification or extinguishment of debt of $1,579 coupled with a change in the fair value of the non-hedge derivative instrument of $1,036.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(2,697) in the three months ended September 30, 2017, a decrease of $1,918 as compared to the three months ended September 30, 2016. The decrease primarily reflects lower interest expense of $2,608 and the change in fair value of the non-hedge derivative instrument of $1,036. Partially offsetting these decreases was an increase in the non-controlling share of Adjusted EBITDA of $721 coupled with the changes in net loss attributable to shareholders noted above.
Adjusted EBITDA was $(5,056) in the nine months ended September 30, 2017, a decrease of $1,110 as compared to the nine months ended September 30, 2016. The decrease reflects (i) lower interest expense of $7,521, (ii) losses on modification or extinguishment of debt of $1,579 and (iii) the change in the fair value of the non-hedge derivative instrument of $1,036. Partially offsetting these changes was an increase in equity-based compensation of $4,396 coupled with lower net loss attributable to shareholders of $3,224.

Railroad Segment
The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Railroad segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Infrastructure revenues
Rail revenues	$8,258	$7,401	$857	$24,323	$23,107	$1,216
Total revenues	8,258	7,401	857	24,323	23,107	1,216

Expenses
Operating expenses	6,980	6,514	466	22,431	21,004	1,427
Depreciation and amortization	507	411	96	1,525	1,471	54
Interest expense	264	182	82	710	536	174
Total expenses	7,751	7,107	644	24,666	23,011	1,655

Other (expense) income
(Loss) Gain on sale of equipment, net	(162)	40	(202)	(206)	286	(492)
Total other (expense) income	(162)	40	(202)	(206)	286	(492)
Income (loss) before income taxes	345	334	11	(549)	382	(931)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	345	334	11	(549)	382	(931)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	(104)	14	(118)	(43)	11	(54)
Net income (loss) attributable to shareholders	$449	$320	$129	$(506)	$371	$(877)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	75	28	47	467	350	117
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(7)	(6)	(1)	(28)	(19)	(9)
Adjusted Net Income (Loss)	$517	$342	$175	$(67)	$702	$(769)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $7 and $6 for the three months ended September 30, 2017 and 2016, respectively. Non-controlling share of Adjusted Net Income is comprised of equity-based compensation of $28 and $19 for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net income (loss) attributable to shareholders	$449	$320	$129	$(506)	$371	$(877)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	75	28	47	467	350	117
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	507	411	96	1,525	1,471	54
Add: Interest expense	264	182	82	710	536	174
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(61)	(59)	(2)	(162)	(128)	(34)
Adjusted EBITDA (non-GAAP)	$1,234	$882	$352	$2,034	$2,600	$(566)
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2017 and 2016: (i) equity-based compensation of $7 and $6, (ii) interest expense of $19 and $15, and (iii) depreciation and amortization expense of $35 and $38, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2017 and 2016: (i) equity-based compensation of $28 and $19, (ii) interest expense of $43 and $29, and (iii) depreciation and amortization expense of $91 and $80, respectively.
Revenues
Total revenues in the Railroad segment increased $857 in the three months ended September 30, 2017 compared to the same period of 2016 due to higher transportation revenue per car and the seasonal volume shift to energy products. The increase reflects $625 of higher freight transportation revenue and $284 in higher switching and other rail service revenue. Partially offsetting the increase was lower car hire income of $52.
Total revenues in the Railroad segment increased by $1,216 in the nine months ended September 30, 2017 compared to the same period of 2016 due to higher traffic and expanded service offerings to customers. The increase reflects $897 of higher freight transportation revenue and $495 in higher switching and other rail service revenue. Partially offsetting the increase was lower car hire income of $176.
Expenses
Total expenses in the Railroad segment increased $644 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to higher operating expenses. The increase in operating expenses of $466 reflects higher (i) general operating expense of $516 due to certain tax benefits taken in the three months ended September 30, 2016 not available in the three months ended September 30, 2017, (ii) compensation and benefits of $291 and (iii) fuel expense of $87. Partially offsetting these increases was lower (i) professional fees of $89, (ii) bad debt of $79 and (iii) other expenses of $260.
Total expenses in the Railroad segment increased $1,655 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to higher operating expenses. The increase in operating expenses of $1,427 reflects (i) general operating expense of $1,562 due to certain tax benefits taken in the nine months ended September 30, 2016 not available in the nine months ended September 30, 2017, (ii) an increase in compensation and benefits of $534 and (iii) fuel expense of $425. Partially offsetting these increases was lower (i) professional fees of $369, (ii) bad debt of $71 and (iii) other expenses of $654. Also contributing to the increase was $174 of increased interest expense related to borrowings under the CMQR Credit Agreement used to finance construction and improvements to the railroad.

Adjusted Net Income (Loss)
Adjusted Net Income increased $175 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was impacted by higher equity-based compensation expense of $47.
Adjusted Net Income decreased $769 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted Net Income was impacted by higher equity-based compensation expense of $117.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $1,234 and $2,034 in the three and nine months ended September 30, 2017, respectively, increasing $352 and decreasing $566 as compared to the three and nine months ended September 30, 2016, respectively. In addition to the changes in net income (loss) attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by higher equity-based compensation expense of $47 and $117, and an increase in interest expense of $82 and $174, in the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016.
Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Ports and Terminals for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Revenues
Infrastructure revenues
Lease income	$455	$16	$439	$594	$16	$578
Other revenue	303	—	303	303	—	303
Total revenues	758	16	742	897	16	881

Expenses
Operating expenses	2,852	417	2,435	4,510	417	4,093
Depreciation and amortization	783	—	783	868	—	868
Interest expense	273	284	(11)	817	284	533
Total expenses	3,908	701	3,207	6,195	701	5,494
Loss before income taxes	(3,150)	(685)	(2,465)	(5,298)	(685)	(4,613)
Provision for income taxes	—	4	(4)	—	5	(5)
Net loss	(3,150)	(689)	(2,461)	(5,298)	(690)	(4,608)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(69)	69	(483)	(69)	(414)
Net loss attributable to shareholders	$(3,150)	$(620)	$(2,530)	$(4,815)	$(621)	$(4,194)
Add: Provision for income taxes	—	4	(4)	—	5	(5)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	(5)	5
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(3,150)	$(616)	$(2,534)	$(4,815)	$(621)	$(4,194)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Ports and Terminals for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net loss attributable to shareholders	$(3,150)	$(620)	$(2,530)	$(4,815)	$(621)	$(4,194)
Add: Benefit from income taxes	—	4	(4)	—	5	(5)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Depreciation and amortization expense	783	—	783	868	—	868
Add: Interest expense	273	284	(11)	817	284	533
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	(28)	28	—	(28)	28
Adjusted EBITDA	$(2,094)	$(360)	$(1,734)	$(3,130)	$(360)	$(2,770)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended September 30, 2017 and 2016: (i) interest expense of $0 and $28, respectively. Non-controlling share of Adjusted EBITDA is comprised of the following items for the nine months ended September 30, 2017 and 2016: (i) interest expense of $0 and $28, respectively.
Revenues
For the three and nine months ended September 30, 2017, there was $455 and $594, respectively, of lease income from existing lease agreements acquired with the acquisitions of Repauno and Hannibal. For the three and nine months ended September 30, 2017, there was $303 of other revenue, relating to the reimbursement of costs from leases at Hannibal.
Expenses
Total expenses increased by $3,207 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in expenses for the three months ended September 30, 2017 primarily consisted of increases in operating expenses of $2,435 , which consisted of (i) professional fees of $1,173 , (ii) facility operations of $772, (iii) compensation and benefits of $306, (iv) insurance expense of $79, and (v) other operating expenses of $105. There was depreciation expense of $783, due to the acquisition of Hannibal in the second quarter, as well as the placement of assets into service at Repauno during the third quarter of 2017.
Total expenses increased by $5,494 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in expenses primarily consisted of increases in operating expenses of $4,093, which consisted of (i) professional fees of $1,323, (ii) facility operations of $879, (iii) compensation and benefits of $1,248, (iv) insurance expense of $159, and (v) other operating expenses of $484. There was depreciation expense of $868, due to the acquisition of Hannibal in the second quarter, as well as the placement of assets into service at Repauno during the third quarter of 2017. Interest expense increased by $533 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to the payment obligation to the non-controlling interest holder as part of the Repauno purchase.
Adjusted Net Loss
Adjusted Net Loss increased by $2,534 and $4,194 for the three and nine months ended September 30, 2017, respectively, due to the changes in net loss attributable to shareholders noted above.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(2,094) and $(3,130) for the three and nine months ended September 30, 2017, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA for the three and nine months ended September 30, 2017 includes the impact of depreciation expense of $783 and $868, as well as interest expense of $273 and $817 as a result of interest expense related to an obligation payable to the non-controlling interest as part of the Repauno purchase, respectively.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Expenses
Operating expenses	$—	$—	$—	$—	$6	$(6)
General and administrative	3,439	3,205	234	10,615	9,154	1,461
Acquisition and transaction expenses	1,726	1,579	147	4,788	4,222	566
Management fees and incentive allocation to affiliate	3,771	4,146	(375)	11,529	12,725	(1,196)
Interest expense	6,023	—	6,023	12,682	—	12,682
Total expenses	14,959	8,930	6,029	39,614	26,107	13,507

Other expense
Loss on extinguishment of debt	—	—	—	(2,456)	—	(2,456)
Total other expense	—	—	—	(2,456)	—	(2,456)
Loss before income taxes	(14,959)	(8,930)	(6,029)	(42,070)	(26,107)	(15,963)
Provision for income taxes	—	—	—	—	1	(1)
Net loss	(14,959)	(8,930)	(6,029)	(42,070)	(26,108)	(15,962)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(3)	3	—	(9)	9
Net loss attributable to shareholders	$(14,959)	$(8,927)	$(6,032)	$(42,070)	$(26,099)	$(15,971)
Add: Provision for income taxes	—	—	—	—	1	(1)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	1,726	1,579	147	4,788	4,222	566
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(440)	—	(440)	(953)	1	(954)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(13,673)	$(7,348)	$(6,325)	$(35,779)	$(21,875)	$(13,904)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2017	2016		2017	2016
Net loss attributable to shareholders	$(14,959)	$(8,927)	$(6,032)	$(42,070)	$(26,099)	$(15,971)
Add: Provision for income taxes	—	—	—	—	1	(1)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	1,726	1,579	147	4,788	4,222	566
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	6,023	—	6,023	12,682	—	12,682
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$(7,210)	$(7,348)	$138	$(22,144)	$(21,876)	$(268)
Expenses
Total expenses increased $6,029 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase primarily consists of interest expense of $6,023 on the Senior Notes issued in 2017 and an increase in acquisition and transaction expenses of $147 due to deal related expenses incurred. These increases were partially offset by a decrease in management fees to affiliate of $375 as the average value of total equity decreased during the period.
Total expenses increased $13,507 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase primarily consists of interest expense of $12,682 on the Senior Notes issued in 2017. General and administrative costs increased $1,461 and reflected (i) $508 in higher reimbursement expenses to our Manager, (ii) $703 of higher professional fees, (iii) $270 of higher general corporate costs, and (iv) $20 of lower other general and administrative expenses. Partially offsetting these increases was lower management fees of $1,196 due to a decrease in the average value of total equity during the period.
Other Expenses
Total other expenses increased $2,456 in the nine months ended September 30, 2017 compared to the same period in 2016. The increase is due to a loss on extinguishment of debt.
Adjusted Net Loss
Adjusted Net Loss was $13,673 in the three months ended September 30, 2017, increasing by $6,325 as compared to the three months ended September 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was increased by acquisition and transaction expenses incurred for potential acquisition opportunities less cash payments for income taxes.
Adjusted Net Loss was $35,779 in the nine months ended September 30, 2017, increasing by $13,904, as compared to the nine months ended September 30, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was increased by the loss on extinguishment of debt, acquisition and transaction expenses incurred for potential acquisition opportunities less cash payments for income taxes.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(7,210) for the three months ended September 30, 2017, increasing $138 compared to the same period in 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was increased by acquisition and transaction expenses incurred for potential acquisition opportunities and interest expense of $6,023 related to the Senior Notes issued in March 2017.
Adjusted EBITDA was $(22,144) for the nine months ended September 30, 2017, decreasing $268 compared to the same period in 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA includes the impact of interest expense of $12,682 related to the Senior Notes issued in March 2017, $2,456 of a loss on extinguishment of debt and acquisition and transaction expenses incurred for potential acquisition opportunities.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the nine months ended September 30, 2017 and 2016, cash used for the purpose of making investments was $392,177 and $177,323, respectively.

•	In the nine months ended September 30, 2017 and 2016, distributions to shareholders were $75,041 and $75,017, respectively, and no distributions were made to non-controlling interests.

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

•
During the nine months ended September 30, 2017 and 2016, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $71,574 and $28,874, respectively.

•
During the nine months ended September 30, 2017, additional borrowings were obtained in connection with the Term Loan of $97,163, net of deferred financing costs, the Revolving Credit Facility of $60,000, the CMQR Credit Agreement of $20,030 and the Senior Notes of $239,998, net of deferred financing costs and repayment of the Term Loan. We made total principal repayments of $22,623, primarily relating to the FTAI Pride Credit Agreement and the CMQR Credit Agreement. During nine months ended September 30, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $10,800. We made total principal repayments of $157,603 primarily related to the termination of the Jefferson Terminal Credit Agreement, and the pay down of loans associated with the sale of our shipping container portfolios in Q1 2016.

•
During the nine months ended September 30, 2017 and 2016, we received $0 and $462 in cash distributions from our unconsolidated investees, respectively, of which $0, and $30 was included in cash flows from operating activities, respectively.

•	During the nine months ended September 30, 2017 and 2016, proceeds from the sale of assets were $87,144 and $87,030, respectively.

•
During the nine months ended September 30, 2017 and 2016, there were no capital contributions from shareholders and capital contributions from non-controlling interests were $0 and $7,433, respectively.

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

Historical Cash Flow
Comparison of the nine months ended September 30, 2017 and September 30, 2016
The following table compares the historical cash flow for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended
(Dollar amounts in thousands)	September 30, 2017	September 30, 2016
Cash Flow Data:
Net cash provided by operating activities	$52,443	$15,662
Net cash used in investing activities	$(275,703)	$(88,004)
Net cash provided by (used in) financing activities	$331,562	$(111,487)
Net cash provided by operating activities was $52,443 in the nine months ended September 30, 2017 as compared to $15,662 in the nine months ended September 30, 2016, representing a $36,781 increase. Net loss was $16,692 for the nine months ended September 30, 2017, compared $34,779 for the nine months ended September 30, 2016, an increase in net income of $18,087. The increase was also attributable to adjustments to reconcile net income which include an increase of (i) $4,513 of equity based compensation, (ii) $19,088 relating to depreciation and amortization, and (iii) $3,419 of gains on the sale of leasing equipment, offset by a decrease of $7,450 of asset impairment charges. The increase also includes the impact of the change in other assets of $14,665 due to cash receipts in the nine months ended September 30, 2017 for a maintenance right asset that was settled upon the redelivery of an aircraft and other receivables, offset by a decrease in other liabilities of $6,922 due to a decrease in deferred revenue.
Net cash used in investing activities was $275,703 in the nine months ended September 30, 2017 as compared to $88,004 in the nine months ended September 30, 2016, representing a $187,699 increase. Cash used in investing activities increased due to the acquisition of leasing equipment and lease intangibles of $154,210 in the Aviation Leasing segment, cash used for investments of $23,149, and the acquisition of property, plant and equipment of $39,001 mainly due to the acquisition of Hannibal, offset by an increase in proceeds from the sale of leasing equipment of $71,188 and change in restricted cash of $29,782 in nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Additionally, cash used in investing activities increased due to a decrease in cash received for the sale of two finance leases, resulting in proceeds of $71,000 in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2017.
Net cash provided by financing activities was $331,562 in the nine months ended September 30, 2017 as compared to cash used in financing activities of $111,487 in the nine months ended September 30, 2016, representing a $443,049 increase. Such increase was attributable to (i) proceeds from borrowings under the Term Loan of $97,163, net of deferred financing costs, the Revolving Credit Facility of $60,000, the CMQR Credit Agreement of $20,030 and the Senior Notes of $239,998, net of deferred financing costs and repayment of the Term Loan, (ii) a decrease in the repayment of debt related to the termination of the Jefferson Terminal Credit Agreement and loans associated with the sale of our shipping containers in the nine months ended September 30, 2016, and (iii) an increase in receipt of maintenance deposits of $7,978, offset by a decrease in cash contributions from non-controlling interests of $7,433.
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

	Nine Months Ended
(Dollar amounts in thousands)	September 30, 2017	September 30, 2016
Net Cash Provided by Operating Activities	$52,443	$15,662
Add: Principal Collections on Finance Leases	347	2,406
Add: Proceeds from sale of assets (1)	87,144	87,530
Add: Return of Capital Distributions from Unconsolidated Entities	—	432
Less: Required Payments on Debt Obligations (2)	(8,368)	(52,105)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	(1,563)	2,370
Funds Available for Distribution (FAD)	$130,003	$56,295
_____________________________________________________
(1) Proceeds from sale of assets for the nine months ended September 30, 2016 includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the nine months ended September 30, 2016.
(2) Required payments on debt obligations for the nine months ended September 30, 2017 excludes $100,000 repayment of the Term Loan and $14,255 repayment of the CMQR loan, and for the nine months ended September 30, 2016 excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement and $6,748 repayment under the CMQR Credit Agreement, which were voluntary refinancings as repayment of these amounts were not required at such time.
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

Debt Obligations
Refer to Note 8 of the Consolidated Financial Statements for detail.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of September 30, 2017, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of September 30, 2017.

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
FTAI Pride Credit Agreement	$—	$6,250	$47,743	$—	$—	$—	$53,993
CMQR Credit Agreement	—	—	18,400	—	—	—	18,400
Revolving Credit Facility	—	—	60,000	—	—	—	60,000
Jefferson Bonds Payable	—	1,545	1,670	146,010	1,960	35,780	186,965
Senior Notes	—	—	—	—	—	350,000	350,000
Note payable to non-controlling interest	—	—	—	—	—	—	—
Total principal payments on loans and bonds payable	—	7,795	127,813	146,010	1,960	385,780	669,358

Total estimated interest payments (1)	16,035	23,741	32,707	30,518	21,215	22,063	146,279

Obligation to third-party (Repauno)	—	5,500	—	—	—	—	5,500

Operating lease obligations	1,950	6,616	6,200	5,186	4,061	73,318	97,331
Capital lease obligations	97	309	314	298	105	12	1,135
	2,047	6,925	6,514	5,484	4,166	73,330	98,466
Total contractual obligations	$18,082	$43,961	$167,034	$182,012	$27,341	$481,173	$919,603

(1) Estimated interest payments based on rates as of September 30, 2017.
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
Application of Critical Accounting Policies
Goodwill—The following is an update to the Company’s Application of Critical Accounting Policies disclosure relating to goodwill which was presented in the Company’s Form 10-K for the year ended December 31, 2016. This update should be read in conjunction with the disclosures made in that aforementioned Form 10-K, and relates to the Company’s Jefferson Terminal.
Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116,584 as of September 30, 2017 and December 31, 2016.
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
For the purpose of performing the annual analysis, the Company’s two reporting units subject to the test are the Jefferson Terminal and Railroad reporting units. The Company estimates the fair value of the reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The estimates and assumptions used consider historical performance if indicative of future performance, and are consistent with the assumptions used in determining future profit plans for the reporting units. The Company also utilizes valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses.
Although the Company believes the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect the Company’s operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on ramp-up of volumes under current contracts and the acquisition of additional storage contracts for both the heavy and light crude and refined products during 2018. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 15% and our terminal value growth rate of 3%.
For the year~~s~~ ended December 31, 2016, the Company’s estimated fair value exceeded carrying value by approximately 10%, and there was no impairment of goodwill. We expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during the first half of 2018. Furthermore, changes in any of the significant assumptions used, including the Company’s timeline or ability to achieve its operating plan or adverse effects of market-driven factors, could materially affect the expected cash flows and may result in a material impairment charge.
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
As of September 30, 2017, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $705 and $(690), respectively, over the next 12 months before the impact of interest rate derivatives.

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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. More recently, excess supply in oil and gas markets has put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In particular, the significant decline in oil prices during 2016 has resulted in lower offshore exploration and production budgets worldwide, with industry experts predicting that offshore exploration and production spending will decrease by approximately 9% in 2017, as compared to 2016. These conditions have resulted in significant contraction, de-leveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
Further, demand for our assets is related to passenger and cargo traffic growth, which in turn is dependent on general business and economic conditions. Global economic downturns could have an adverse impact on passenger and cargo traffic levels and consequently our lessees’ and charterers’ business, which may in turn result in a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our assets. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us, which could result in increased non-performance of contracts by our lessees or charterers and adversely impact our business, prospects, financial condition, results of operations and cash flows.

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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of September 30, 2017 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.

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
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	November 3, 2017
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	November 3, 2017
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
4.3
Second Supplemental Indenture, dated August 23, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2017).

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