Form 10-K
period 2017-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2018-03-01
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One) ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting common equity of Fortress Transportation and Infrastructure Investors LLC held by non-affiliates as of the close of business as of June 30, 2017 was $1.2 billion.
There were 82,779,232 common shares representing limited liability company interests outstanding at March 1, 2018.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2018 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to the Company. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal control over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•	effects of the recently completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.
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
Pursuant to a management agreement, we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). Fortress is a leading global investment management firm with approximately $70 billion of assets under management as of December 31, 2017, which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. On December 27, 2017, SoftBank Group Corp. (“SoftBank”) announced that it completed its previously announced acquisition of Fortress (the “SoftBank Merger”). In connection with the Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals will remain in place, including those individuals who perform services for us.
We own and acquire high quality infrastructure and equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation. Our existing mix of assets provides significant cash flows as well as organic growth potential through identified projects. In addition, we believe that there are a large number of acquisition opportunities in our target sectors and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2017, we had total consolidated assets of $2.0 billion and total equity of $1.0 billion.
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

The charts below illustrate our existing assets, and our equity deployed in acquiring these assets separated by reporting segment as of December 31, 2017:
Note:

•
Jefferson Terminal, Railroad and Ports and Terminals are included in our Infrastructure Business; Aviation Leasing, Offshore Energy and Shipping Containers are included in our Equipment Leasing Business.

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
Please refer to Note 13 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for further details regarding our Management Agreement.

Our Portfolio
We own and acquire high quality infrastructure and equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation.
Leasing Equipment
Aviation
In our Aviation Leasing segment, we own and manage 158 aviation assets, including 48 aircraft and 110 commercial jet engines.
As of December 31, 2017, 46 of our commercial aircraft and 76 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 86% utilized as of December 31, 2017, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 32 months, and our jet engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2017	7	19	26
Purchases	3	22	25
Sales	(1)	(2)	(3)
Assets at December 31, 2017	9	39	48

Engines
Assets at January 1, 2017	38	28	66
Purchases	28	30	58
Sales	(9)	(5)	(14)
Assets at December 31, 2017	57	53	110
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
The construction support vessel is a 2014-built subsea construction support vessel for the SURF (subsea, umbilicals, risers, and flowlines), IMR, and pipelay markets. The construction support vessel was built at Davie Shipyard in Quebec, Canada and is designed to provide a range of services including flexible and small-diameter rigid pipelay, cable lay, saturation diving, ROV support, well intervention, top hole drilling and subsea installation. Our construction support vessel has advanced dynamic positioning (DP-3) systems, a 250-ton subsea crane, a moon pool, 2,000 square meters of open deck space and 100-person accommodation. The construction support vessel is approximately 40% levered as of December 31, 2017.
 Our ROV support vessel is a 2011-built DP-2, 6,000 bhp ROV support vessel that is used in the offshore oil and gas industry. The ROV support vessel was built by Jaya Holdings at their yard in Batam, Indonesia and is designed to provide construction support services including ROV support, dive support, accommodation and subsea and platform lifts. The ROV support vessel has accommodation for 120 personnel, a moon pool, a 50-ton crane, and can carry up to three ROVs. The ROV support vessel was on hire with a long-term lease arrangement during 2017. We own 100% of the vessel. The ROV support vessel is currently unlevered.

The chart below describes the assets in our Offshore Energy segment as of December 31, 2017:

Offshore Energy Assets
Asset Type	Year Built	Description	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	100%
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel	100%
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel	100%(1)
_____________________________________________________
(1) The economic interest increased in the third quarter of 2017 for the ROV support vessel reflecting the transfer of the non-controlling interest to the Company as part of the settlement arrangement as more fully discussed in the Notes to the consolidated financial statements.
Intermodal Transport
We own, through a joint venture, a 51% interest in a portfolio of approximately 34,000 maritime shipping containers, including both dry and refrigerated units. The containers in this portfolio are subject to operating leases with a large Asian shipping line and finance leases with four other container shipping lines. As of December 31, 2017, approximately 29,000 containers were on lease with the remaining average lease term of approximately one year.
The chart below describes the assets in our Shipping Containers segment as of December 31, 2017:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
34,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer	~10 Years	Direct Finance Lease/Operating Lease	5 Customers	51%
Infrastructure
Jefferson Terminal
In August 2014, we and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal, a Texas-based group of companies developing crude oil and refined products logistics assets. As of December 31, 2017, our equity interest in Jefferson is approximately 60%, and other affiliates of Fortress own an additional approximately 20%.
Jefferson Terminal is located on approximately 250 acres of land at the Port of Beaumont, Texas (the “Port”). Today, Jefferson leases 196 acres from the Port under three separate leases. The three leases have 50 year terms that expire in June 2062 (20 acres), August 2063 (31 acres), and January 2065 (145 acres). As part of the leases, Jefferson has been granted the concession to operate as the sole handler of liquid hydrocarbons at the Port. Jefferson does not own any land at Jefferson Terminal, but does own the equipment and leasehold improvements carried out as part of the Jefferson Terminal build-out.
Jefferson is developing a large multi-modal crude oil and refined products handling terminal at the Port and also owns several other assets for the transportation and processing of crude oil and related products. Jefferson Terminal has a unique combination of direct rail service from three Class I railroads, barge docks and deep water ship loading capacity, capabilities to handle multiple types of products including ethanol, refined products and both free-flowing crude oil and bitumen, and a prime location close to Port Arthur and Lake Charles, which are home to refineries with over 2.2 million barrels(1) per day of capacity. Today, Jefferson Terminal has approximately 2.05 million barrels of storage tanks in operation or under construction, the majority of which are committed under customer contracts. As the Company secures new storage/handling contracts, we expect to expand storage capacity and/or develop new assets. The timing of the ultimate development of Jefferson Terminal will be dependent, in part, on the pace at which contracts are executed as well as the amount of volume subject to such contracts.

(1) All capacities refer to shell-tank capacity

Jefferson Terminal’s prime location and excellent transportation connectivity make it well suited to provide logistics solutions to local refineries, including blending, storage and delivery of crude oil, ethanol and refined products. Heavy and extra heavy crude from western Canada (extra heavy crude is predominantly known as “bitumen”) is in high demand on the Gulf Coast because most refineries in the area are configured to handle heavier crudes (previously sourced predominately from Mexico and Venezuela) than those in other parts of the U.S. Canadian bitumen is well suited for transport by rail rather than pipeline because of its high viscosity. Jefferson Terminal is one of only a few terminals in the Gulf that has the heated system capabilities to handle this type of heavy crude. As the production of Western Canadian crude oil grows in excess of existing pipeline capacity, demand for crude-by-rail to the U.S. Gulf Coast is expected to increase. Growing ethanol production is expected to lead to more storage and logistics opportunities including domestic distribution and exports and demand for services to export ethanol is expected to increase as countries establish mandates on ethanol use or raise the required ethanol percentages in gasoline blends. Refined products opportunities for storage and logistics are expected to be positively impacted from Mexico deregulating its imports of both gasoline and diesel. Mexico’s imported supply of both gasoline and diesel increased from 23% in 2006 to 54% in 2016 as output from Mexican refineries has fallen.
Jefferson Terminal operates a light crude oil unloading system (the “Light System”), which has the capacity to discharge a unit train of up to 120 cars and the heavy crude oil unloading system (the “Heavy System”), which has the capacity to unload a unit train of up to 128 cars of heavy crude or bitumen requiring heating. Jefferson Terminal has two crude truck unloading bays. Jefferson Terminal has storage tanks with capacity to hold approximately 1.16 million barrels configured for crude oil in service. Additionally, the Company plans to construct approximately 800,000 barrels of additional crude storage in three tanks which are expected to be in service in the first half of 2019. We are planning on developing pipeline connections to some local refineries, which would allow for a lower cost of transportation to and from Jefferson Terminal. To date, we have completed engineering plans for all such construction. Once we execute formal contracts with a customer, the pipeline construction is estimated to take between 15 and 18 months depending on the final specifications of each project. Completion of construction is subject to a number of factors, certain of which are beyond our control, and there can be no assurance that we will not experience a delay.
In 2016, Jefferson Ethanol Holdings LLC a subsidiary of the Company, formed a joint venture to construct and operate an ethanol distribution hub at Jefferson Terminal. The ethanol hub has direct access to multiple transportation options including up to Aframax class vessels, inland coastwise barges, trucks, and unit trains with direct mainline service from three Class I railroads. The ethanol hub leverages some existing infrastructure at Jefferson Terminal. The initial system including unit train offloading, 610,000 barrels of storage, marine loading and offloading, and truck loading was placed into operation in the fourth quarter of 2017. The ethanol hub’s initial capacity of approximately 610,000 barrels of dedicated ethanol storage could be expanded to approximately 1 million barrels to meet additional needs of the market for ethanol distribution services.
Refined products opportunities for storage and logistics are expected to be positively impacted from Mexico deregulating its imports of both gasoline and diesel. Mexico’s imported supply of both gasoline and diesel increased from 23% in 2006 to 54% in 2016 as output from Mexican refineries has fallen. To meet this need, Jefferson built and placed into service in late 2017 a refined products system which receives three grades of products by inland tank barge via the barge dock, stores the cargo in three tanks with a combined capacity of approximately 282,000 barrels, and a rail car loading system with the capacity to load a unit train. This system could be expanded to meet additional needs of the market.
In addition to the Jefferson Terminal, Jefferson owns several other energy and transportation-related assets, including 300 tank railcars which may be deployed; a gas processing and condensate stabilization plant; pipeline rights-of-way; and a private inland marine terminal property all of which can be developed. These assets can be deployed or developed in the future to meet market demands for transportation and hydrocarbon processing, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow. As we secure customer contracts, we expect to invest equity capital to fund working capital needs and future construction, which may be required.
CMQR
Central Maine and Québec Railway (“CMQR”) is a 480-mile Class III railroad that runs from Montreal to the east coast of Maine, primarily transporting pulp and paper, construction products and chemicals. The CMQR offers the most direct route from ports in Montreal and on the east coast of the United States to manufacturers and other customers in Maine and Quebec. We believe that CMQR represents an investment in critical infrastructure with a captive customer base at an attractive valuation and significant growth potential.
Long Ridge Energy Terminal
On June 16, 2017, the Company, through Ohio River Partners LLC (“ORP”), a consolidated subsidiary, purchased the assets of Long Ridge Energy Terminal (“Long Ridge”), formally known as Hannibal, which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. The Company purchased 100% of the interest in these assets. ORP is solely reliant on the Company to finance its activities and therefore is a variable interest entity (“VIE”). The Company concluded it was the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.

Repauno
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of a deep-water port located along the Delaware River with multiple industrial development opportunities (“Repauno”), which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition, there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. The Company currently holds a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on the Company to finance activities and therefore is a VIE. The Company concluded it was the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. The Company has the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, the Company concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity; and therefore $5,321 was recorded in other liabilities on the Company’s Consolidated Balance Sheet. The remaining 2% economic non-controlling interest was valued at $641 at the acquisition date.
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
Customers
Our customers consist of global operators of transportation and infrastructure networks, including airlines, offshore energy service providers and major shipping lines. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the transportation and infrastructure sector. Given our limited operating history, a substantial portion of our revenue has historically been derived from a small number of customers. For each of the years ended December 31, 2017 and 2016, we earned approximately 10% of our revenue from our largest customers. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to release assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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

Additionally, the markets for our products and services are competitive, and we face competition from a number of sources. These competitors include engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft services and repair companies, aircraft spare parts distributors, offshore services providers, maritime equipment lessors, shipping container lessors, container shipping lines, and other transportation and infrastructure equipment lessors and operators.
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
Employees
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors, and as a result, we have no employees other than 30 individuals employed by Jefferson, 133 individuals employed by CMQR, of which 93 CMQR employees are covered under a collective bargaining agreement, one individual employed by the Offshore Energy segment, six individuals employed by Repauno and eight employees employed by Long Ridge. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of our Manager are not a party to any collective bargaining agreement. In addition, our Manager expects to utilize third party contractors to perform services and functions related to the operation and leasing of our assets such as aircraft, jet engines and shipping containers. These functions may include billing, collections, recovery and asset monitoring.
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
Geographic Information
Please refer to Note 14 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2017 and 2016, as well as a report, by geographic area for each segment, of our total property, plant and equipment and equipment held for lease as of December 31, 2017 and 2016.
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. More recently, excess supply in oil and gas markets has put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In particular, the significant decline in oil prices since 2015 has resulted in lower offshore exploration and production budgets worldwide, with industry experts predicting that offshore exploration and production spending will decrease by approximately 5% in 2018, as compared to 2017. These conditions have resulted in significant contraction, de-leveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.

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
Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, proposed bills such as the “Rail Shipper Fairness Act of 2015,” if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on FTAI’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect FTAI’s profitability.
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
The operations of transportation and infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires, major plant breakdowns, pipeline or electricity line ruptures or other disasters. Operational disruption, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, either indirectly through our lessees or charterers or through our own insurance policies, no assurance can be given that the occurrence of any such event will not materially adversely affect us. In addition, if a lessee or charterer is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease or charter. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of December 31, 2017 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Demand for assets in the Offshore Energy segment and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile and are affected by numerous factors beyond the Company’s control, such as: worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
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
The agreements governing our indebtedness, including the indenture governing our Senior Notes, contain covenants that place restrictions on us and our subsidiaries. The indenture governing our Senior Notes restricts, among other things, our and certain of our subsidiaries’ ability to:

•	merge, consolidate or transfer all, or substantially all, of our assets;

•	incur additional debt or issue preferred shares;

•	make certain investments or acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	make distributions on or repurchase our shares;

•	enter into transactions with affiliates; and

•	create dividend restrictions and other payment restrictions that affect our subsidiaries.

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

We may not generate a sufficient amount of cash or generate sufficient free cash flow to fund our operations or repay our indebtedness.

Our ability to make payments on our indebtedness as required depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
Our Repauno site and Long Ridge property are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
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
In connection with our acquisition of Long Ridge, the former owner of the property is obligated to perform certain post-closing demolition activities, remove specified containers, equipment and structures and conduct investigation, removal, cleanup and decontamination related thereto. In addition, the former owner is responsible for on-going environmental remediation related to historic industrial operations on and off Long Ridge. Pursuant to an order issued by the Ohio Environmental Protection Agency (“Ohio EPA”), the former owner is responsible for completing the removal and off-site disposal of electrolytic pots associated with the former use of Long Ridge as an aluminum reduction plant. In addition, Long Ridge is located adjacent to the former Ormet Corporation Superfund site (the “Ormet site”), which is owned and operated by the former owner of Long Ridge. Pursuant to an order with the United States Environmental Protection Agency (“US EPA”), the former owner is obligated to pump groundwater that has been impacted by the adjacent Ormet site beneath our site and discharge it to the Ohio River and monitor the groundwater annually. Long Ridge is also subject to an environmental covenant related to the adjacent Ormet site that, inter alia, restricts the use of groundwater beneath our site and requires US EPA consent for activities on Long Ridge that could disrupt the groundwater monitoring or pumping. The former owner is contractually obligated to complete its regulatory obligations on Long Ridge and we benefit from a related indemnity and insurance policy. If the former owner fails to fulfill its demolition, removal, investigation, remediation or monitoring obligations, or indemnity obligations and the related insurance, which are subject to limits and conditions, fail to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation pursuant to the Ohio EPA order must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such area of the property. Therefore, any delay in the former owner’s completion of the environmental work or receipt of related approvals or consents from Ohio EPA or US EPA could delay our redevelopment activities.

In addition, a portion of Long Ridge is proposed for redevelopment as a combined cycle gas-fired electric generating facility. Although environmental investigations in that portion of the property have not identified material impacts to soils or groundwater that reasonably would be expected to prevent or delay redevelopment, impacted materials could be encountered during construction that require special handling and/or result in delays to the project. In addition, the construction of an electric generating plant will require environmental permits and approvals from federal, state and local environmental agencies. Once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.
Moreover, new, stricter environmental laws, regulations or enforcement policies, including those imposed in response to climate change, could be implemented that significantly increase our compliance costs, or require us to adopt more costly methods of operation. If we are not able to transform Repauno or Long Ridge into hubs for industrial and energy development in a timely manner, their future prospects could be materially and adversely affected, which may have a material adverse effect on our business, operating results and financial condition.
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
On December 27, 2017, SoftBank announced that it completed the SoftBank Merger. In connection with the SoftBank Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank Merger will not have an impact on us or our relationship with the Manager.
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
New U.S. tax legislation could adversely affect us and our shareholders.
On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The TCJA is generally effective for taxable years beginning after December 31, 2017. The TCJA includes significant amendments to the Code, including amendments that significantly change the taxation of individuals and business entities, including the taxation of offshore earnings and the deductibility of interest. Some of the amendments could adversely affect our business and financial condition and the value of our common shares.
Although we are currently evaluating the impact of the TCJA on our business, significant uncertainty exists with respect to how the TCJA will affect our business. Some of this uncertainty will not be resolved until clarifying Treasury regulations are promulgated or other relevant authoritative guidance is published.
Prospective investors should consult their tax advisors about the TCJA and its potential impact before investing in our common shares.
Under the TCJA, shareholders that are Non-U.S. Holders (defined below) could be subject to U.S. federal income tax, including a 10% withholding tax, on the disposition of our common shares.
If the Internal Revenue Service (the “IRS”) were to determine that we, Holdco, or any other entity in which we invest that is subject to tax on a flow-through basis, is engaged in a U.S. trade or business for U.S. federal income tax purposes, any gain recognized by a foreign transferor on the sale, exchange or other disposition of our common shares would generally be treated as “effectively connected” with such trade or business to the extent it does not exceed the effectively connected gain that would be allocable to the transferor if we sold all of our assets at their fair market value as of the date of the transferor’s disposition. Under the TCJA, any such gain that is treated as effectively connected will generally be subject to U.S. federal income tax. In addition, the transferee of the common shares or the applicable withholding agent would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of our liabilities and would therefore generally exceed the amount of transferred cash received by transferor in the disposition, unless the transferor provides an IRS Form W-9 or an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. If the transferee fails to properly withhold such tax, we would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest. Although we do not believe that we are currently engaged in a U.S. trade or business, we are not required to manage our operations in a manner that is intended to avoid the conduct of a U.S. trade or business.
The withholding requirements with respect to the disposition of an interest in a publicly traded partnership are currently suspended and will remain suspended until Treasury regulations are promulgated or other relevant authoritative guidance is issued. Future guidance on the implementation of these requirements will be applicable on a prospective basis.
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
Our subsidiaries may be subject to local taxes in each of the relevant territories and jurisdictions in which they operate, including taxes on income, profits or gains and withholding taxes. As a result, our funds available for distribution are indirectly reduced by such taxes, and the post-tax return to our shareholders is similarly reduced by such taxes.
In general, a shareholder that is subject to U.S. federal income tax must include in income its allocable share of FTAI’s items of income, gain, loss, deduction, and credit (including, so long as FTAI is treated as a partnership for U.S. federal income tax purposes, FTAI’s allocable share of those items of Holdco and any pass-through subsidiaries of Holdco) for each of our taxable years ending with or within such shareholder’s taxable year. However, the cash distributed to a shareholder may not be sufficient to pay the full amount of such shareholder’s tax liability in respect of its investment in us, because each shareholder’s tax liability depends on such shareholder’s particular tax situation and the tax treatment of our underlying activities or assets.

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
If we fail to satisfy the Qualifying Income Exception, we would be required to pay U.S. federal income tax at regular corporate rates on our worldwide income. Although the TCJA reduced regular corporate rates from 35% to 21%, our failure to qualify as a partnership for U.S. federal income tax purposes could nevertheless adversely affect our business, operating results and financial condition. In addition, we would likely be liable for state and local income and/or franchise taxes on such income. Dividends to shareholders would constitute qualified dividend income taxable to such shareholders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for shareholders and thus could result in a substantial reduction in the value of our common shares.
Shareholders that are not U.S. persons should also anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our common shares.
In light of our intended investment activities, we may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes, in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. persons. Moreover, we anticipate that, in the future, we will sell interests in U.S. real holding property corporations (each a “USRPHC”) and therefore be deemed to be engaged in a U.S. trade or business for that reason at such time. If we were to realize gain from the sale or other disposition of a U.S. real property interest (including a USRPHC) or were otherwise engaged in a U.S. trade or business, non-U.S. persons generally would be required to file U.S. federal income tax returns and would be subject to U.S. federal withholding tax on their allocable share of the effectively connected income on gain at the highest marginal U.S. federal income tax rates applicable to ordinary income. Non-U.S. persons that are corporations may also be subject to a branch profits tax on their allocable share of such income. Non-U.S. persons should anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our common shares.
Non-U.S. persons that hold (or are deemed to hold) more than 5% of our common shares (or held, or were deemed to hold, more than 5% of our common shares) may be subject to U.S. federal income tax upon the disposition of some or all their common shares.
If non-U.S. persons held more than 5% of our common shares at any time during the 5 year period preceding such non-U.S. person’s disposition of our common shares, and we were considered a USRPHC (determined as if we were a U.S. corporation) at any time during such 5 year period because of our current or previous ownership of U.S. real property interests above a certain threshold, such non-U.S. persons may be subject to U.S. tax on such disposition of our common shares (and may have a U.S. tax return filing obligation).
Tax-exempt shareholders may face certain adverse U.S. tax consequences from owning our common shares.
We are not required to manage our operations in a manner that would minimize the likelihood of generating income that would constitute “unrelated business taxable income” (“UBTI”) to the extent allocated to a tax-exempt shareholder. Although we expect to invest through subsidiaries that are treated as corporations for U.S. federal income tax purposes and such corporate investments would generally not result in an allocation of UBTI to a shareholder on account of the activities of those subsidiaries, we may not invest through corporate subsidiaries in all cases. Moreover, UBTI includes income attributable to debt-financed property and we are not prohibited from debt financing our investments (and we have incurred such indebtedness), including investments in subsidiaries. Furthermore, we are not prohibited from being (or causing a subsidiary to be) a guarantor of loans made to a subsidiary. If we (or certain of our subsidiaries) were treated as the borrower for U.S. tax purposes on account of those guarantees, some or all of our investments could be considered debt-financed property. The potential for income to be characterized as UBTI could make our common shares an unsuitable investment for a tax-exempt entity. Tax-exempt shareholders are urged to consult their tax advisors regarding the tax consequences of an investment in common shares.
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
We expect that the U.S. source international transport rental income of our non-U.S. subsidiaries generally will be subject to U.S. federal income tax, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, any of our non-U.S. subsidiaries that is treated as a corporation for U.S. federal income tax purposes did not comply with certain administrative guidelines of the IRS, such that 90% or more of such subsidiary’s U.S. source international transport rental income were attributable to the activities of personnel based in the United States (in the case of bareboat leases) or from “regularly scheduled transportation” as defined in such administrative guidelines (in the case of time-charter leases), such subsidiary’s U.S. source rental income would be treated as income effectively connected with a trade or business in the United States. In such case, such subsidiary’s U.S. source international transport rental income would be subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017. In addition, such subsidiary would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased funds available for distribution to our shareholders.
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
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
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
We generally allocate items of income, gain, loss, and deduction using a monthly or other convention, whereby any such items we recognize in a given month are allocated to our shareholders as of a specified date of such month. As a result, if a shareholder transfers its common shares, it might be allocated income, gain, loss, and deduction realized by us after the date of the transfer. Similarly, if a shareholder acquires additional common shares, it might be allocated income, gain, loss, and deduction realized by us prior to its ownership of such common shares. Consequently, our shareholders may recognize income in excess of cash distributions received from us, and any income so included by a shareholder would increase the basis such shareholder has in its common shares and would offset any gain (or increase the amount of loss) realized by such shareholder on a subsequent disposition of its common shares.
Recently enacted legislation regarding U.S. federal income tax liability arising from IRS audits could adversely affect our shareholders.
For taxable years beginning on or after January 1, 2018, we will be liable for U.S. federal income tax liability arising from an IRS audit, unless certain alternative methods are available and we elect to use them. Under the new rules, it is possible that certain shareholders or we may be liable for taxes attributable to adjustments to our taxable income with respect to tax years that closed before such shareholders owned our shares. Accordingly, this new legislation may adversely affect certain shareholders in certain cases. This differs from the prior rules, which generally provided that tax adjustments only affect the persons who were shareholders in the tax year in which the item was reported on our tax return. The changes created by the new legislation are uncertain and in many respects depend on the promulgation of future regulations or other guidance by the U.S. Treasury Department or the IRS.
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
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have made investments through joint ventures, such as our investment in consumer loans, and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.
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

As a public company, we incur costs and face increased demands on our management.
As a relatively new public company with shares listed on the NYSE, we need to comply with an extensive body of regulations, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations of the SEC and requirements of the NYSE. These rules and regulations increase our legal and financial compliance costs and make some activities to our board of directors more time-consuming and costly. For example, as a result of becoming a public company, we have independent directors and board committees. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Such additional costs may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Florida, Ireland, and Dubai. Our Railroad operating segment owns approximately 480 miles of rail lines, related corridor, and railyards in Maine, Vermont, Quebec, Canada, as well as leases 56 miles of rail lines, approximately 8,500 square feet of office space and approximately 20 acres of railroad facilities in Maine. Our Jefferson Terminal operating segment leases approximately 200 acres of property for its terminal facilities and leases approximately 9,300 square feet of office space in Texas and 300 square feet in Canada. In 2016, we acquired Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern. We are redeveloping the asset to be a multi-purpose, multi-modal deepwater port. In 2017, we acquired Long Ridge, located in Ohio, which is a 1,660 acre multi-modal port. Our Offshore operating segment leases a small office in Singapore. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NYSE under the symbol “FTAI” on May 15, 2015, the date of the IPO. The following table sets forth, for the periods indicated during the years ended 2017 and 2016, the high and low sale price per common share as reported by the NYSE and the dividends per share we declared with respect to the periods indicated.

	2017			2016
	High	Low	Dividends Declared (1)	High	Low	Dividends Declared (1)
First Quarter	$15.91	$13.31	$0.33	$11.54	$8.65	$0.33
Second Quarter	$16.70	$14.25	$0.33	$11.00	$8.92	$0.33
Third Quarter	$18.41	$15.61	$0.33	$12.69	$8.95	$0.33
Fourth Quarter	$20.08	$17.42	$0.33	$13.95	$11.35	$0.33
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
On February 27, 2018, our Board of Directors declared a cash dividend on our common shares of $0.33 per share for the quarter ended December 31, 2017, payable on March 20, 2018 to the holders of record on March 10, 2018.
On December 29, 2017, the closing sale price for our common shares, as reported on the NYSE, was $19.93. As of February 28, 2018, there were approximately eight record holders of our common shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with the IPO, the Company established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2017, the Incentive Plan provides for the issuance of up to 30,000,000 shares.
The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2017.

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
COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
Among Fortress Transportation & Infrastructure Investors LLC, the S&P Midcap 400 Index, the Dow Jones US Transportation Services Index and the Alerian Index
*$100 invested on 5/14/15 in stock or 4/30/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

(in whole dollars)
Index	May 15, 2015	December 31, 2015	December 31, 2016	December 31, 2017
Fortress Transportation & Infrastructure Investors LLC	$100.00	$68.91	$91.78	$148.90
S&P Midcap 400	$100.00	$94.29	$113.85	$132.34
Dow Jones US Transportation Services	$100.00	$74.79	$94.62	$122.87
Alerian Index	$100.00	$72.09	$86.59	$83.21
Item 6. Selected Financial Data
The selected historical financial information set forth below as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited historical consolidated financial statements.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except share and per share data)
Revenues
Equipment leasing revenues
Lease income	$99,536	$69,736	$64,883	$27,681	$9,284
Maintenance revenue	65,651	28,697	17,286	5,964	2,242
Finance lease income	1,536	2,723	8,747	10,013	7,781
Other revenue	3,277	793	1,827	326	223
Total equipment leasing revenues	170,000	101,949	92,743	43,984	19,530
Infrastructure revenues
Lease income	1,111	32	4,620	1,325	—
Rail revenues	32,607	30,837	25,550	9,969	—
Terminal services revenues	10,229	15,902	13,655	2,652	—
Other revenue	3,712	—	—	—	—
Total infrastructure revenues	47,659	46,771	43,825	13,946	—
Total revenues	217,659	148,720	136,568	57,930	19,530

Expenses
Operating expenses	92,385	66,169	68,793	27,223	3,157
General and administrative	14,570	12,314	7,568	2,007	805
Acquisition and transaction expenses	7,306	6,316	5,683	11,450	260
Management fees and incentive allocation to affiliate	15,732	16,742	15,018	5,463	2,211
Depreciation and amortization	88,110	60,210	45,308	15,998	3,909
Interest expense	38,827	18,957	19,311	5,872	2,816
Total expenses	256,930	180,708	161,681	68,013	13,158

Other income (expense)
Equity in (loss) earnings of unconsolidated entities	(1,601)	(5,992)	(6,956)	6,093	10,325
Gain on sale of assets, net	18,281	5,941	3,419	7,576	8,559
Loss on extinguishment of debt	(2,456)	(1,579)	—	—	—
Asset impairment	—	(7,450)	—	—	—
Interest income	688	136	579	186	23
Other income	3,073	602	26	20	—
Total other income (expense)	17,985	(8,342)	(2,932)	13,875	18,907
(Loss) income before income taxes	(21,286)	(40,330)	(28,045)	3,792	25,279
Provision for income taxes	1,954	268	586	874	—
Net (loss) income	(23,240)	(40,598)	(28,631)	2,918	25,279
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(23,374)	(20,534)	(16,805)	(4,862)	458
Net income (loss) attributable to shareholders	$134	$(20,064)	$(11,826)	$7,780	$24,821

Earnings (Loss) per Share:
Basic	$—	$(0.26)	$(0.18)	$0.15	$0.46
Diluted	$—	$(0.26)	$(0.18)	$0.15	$0.46

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except share and per share data)
Weighted Average Shares Outstanding:
Basic	75,766,811	75,738,698	67,039,439	53,502,873	53,502,873
Diluted	75,766,811	75,738,698	67,039,439	53,502,873	53,502,873
Dividends declared per share of common stock	$1.32	$1.32	$0.48	$—	$—

Balance Sheet data:
Total Assets	$1,955,806	$1,547,312	$1,644,805	$1,399,821	$278,031
Debt, net	$703,264	$259,512	$266,221	$587,948	$72,772
Total Liabilities	$920,731	$381,632	$354,119	$686,324	$82,147
Total Equity	$1,035,075	$1,165,680	$1,290,686	$713,497	$195,884

Cash Flow data:
Net cash provided by (used in):
Operating activities	$68,497	$30,903	$23,528	$(31,551)	$11,913
Investing activities	$(440,230)	$(213,098)	$(239,921)	$(571,416)	$(87,765)
Financing activities	$363,078	$(131,453)	$575,971	$617,856	$78,964

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of December 31, 2017, we had total consolidated assets of $2.0 billion and total equity of $1.0 billion.
At December 31, 2014, through their investment in the Company, the beneficial owners of the Fortress Worldwide Transportation and Infrastructure General Partnership were Fortress Worldwide Transportation and Infrastructure Investors LP (the “Onshore Fund”), with an 89.97% interest and Fortress Worldwide Transportation and Infrastructure Offshore LP (the “Offshore Fund”) with a 9.98% interest; in addition, Fortress Worldwide Transportation and Infrastructure Master GP LLP (the “Master GP”) held a 0.05% interest. The Master GP is owned by an affiliate of Fortress. The Onshore Fund and the Offshore Fund (collectively, the “Initial Shareholders”) were investment vehicles which were sponsored by Fortress. The general partner of the Onshore Fund and the Offshore Fund was an affiliate of Fortress.
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
While our strategy permits us to acquire a broad array of transportation-related assets, we are currently active in five sectors where we believe there are meaningful opportunities to deploy capital to achieve attractive risk adjusted returns: aviation, energy, intermodal transport, rail and ports and terminals.

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

•
The intermodal transport market includes the efficient movement of goods throughout multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. Over the last year, new container prices have increased substantially, which has led to a rebound in lease rates and residual values from the lows of 2015 and 2016.

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

•
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following six reportable segments: i) Aviation Leasing, ii) Offshore Energy, iii) Shipping Containers, all of which are within Equipment Leasing Business, and iv) Jefferson Terminal, v) Railroad, and vi) Ports and Terminals which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of an investment in an unconsolidated entity engaged in the leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. Ports and Terminals consists of Repauno, acquired in 2016, a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, acquired in June 2017, a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities. The Corporate operating segment primarily consists of unallocated corporate general and administrative expenses and management fees.
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
Results of Operations
Adjusted Net Income (Loss) (Non-GAAP)
The Chief Operating Decision Maker (“CODM”) utilizes Adjusted Net Income (Loss) as the key performance measure. This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions.
Adjusted Net Income (Loss) is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities, (b) to include the impact of cash income tax payments, and our pro-rata share of the Adjusted Net Income from unconsolidated entities, and (c) to exclude the impact of the non-controlling share of Adjusted Net Income. We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income. We believe that net income attributable to shareholders, as defined by GAAP, is the most comparable earnings measurement with which to reconcile Adjusted Net Income.
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

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following table presents our consolidated results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Income (Loss) for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$99,536	$69,736	$29,800
Maintenance revenue	65,651	28,697	36,954
Finance lease income	1,536	2,723	(1,187)
Other revenue	3,277	793	2,484
Total equipment leasing revenues	170,000	101,949	68,051
Infrastructure revenues
Lease income	1,111	32	1,079
Rail revenues	32,607	30,837	1,770
Terminal services revenues	10,229	15,902	(5,673)
Other revenue	3,712	—	3,712
Total infrastructure revenues	47,659	46,771	888
Total revenues	217,659	148,720	68,939

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Expenses
Operating expenses	92,385	66,169	26,216
General and administrative	14,570	12,314	2,256
Acquisition and transaction expenses	7,306	6,316	990
Management fees and incentive allocation to affiliate	15,732	16,742	(1,010)
Depreciation and amortization	88,110	60,210	27,900
Interest expense	38,827	18,957	19,870
Total expenses	256,930	180,708	76,222

Other income (expense)
Equity in losses of unconsolidated entities	(1,601)	(5,992)	4,391
Gain on sale of assets, net	18,281	5,941	12,340
Loss on extinguishment of debt	(2,456)	(1,579)	(877)
Asset impairment	—	(7,450)	7,450
Interest income	688	136	552
Other income	3,073	602	2,471
Total other income (expense)	17,985	(8,342)	26,327
Loss before income taxes	(21,286)	(40,330)	19,044
Provision for income taxes	1,954	268	1,686
Net loss	(23,240)	(40,598)	17,358
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(23,374)	(20,534)	(2,840)
Net income (loss) attributable to shareholders	$134	$(20,064)	$20,198
Add: Provision for income taxes	1,954	268	1,686
Add: Equity-based compensation expense (income)	1,343	(3,672)	5,015
Add: Acquisition and transaction expenses	7,306	6,316	990
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	3	(1,025)
Add: Asset impairment charges	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	(1,601)	(2,905)	1,304
Add: Incentive allocations	514	—	514
Less: Cash payments for income taxes	(1,726)	(654)	(1,072)
Less: Equity in losses of unconsolidated entities	1,601	5,992	(4,391)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	(558)	(2,945)	2,387
Adjusted Net Income (Loss)	$10,401	$(8,632)	$19,033
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(2) Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $169 and $(1,561), (ii) provision for income tax of $16 and $29, (iii) loss on extinguishment of debt of $0 and $616, (iv) asset impairment charges of $0 and $3,725, (v) acquisition and transaction expense of $0 and $156, (vi) changes in fair value of non-hedge derivative instruments of $404 and $0, less (vii) cash tax payments of $31 and $20, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net income (loss) attributable to shareholders	$134	$(20,064)	$20,198
Add: Provision for income taxes	1,954	268	1,686
Add: Equity-based compensation expense (income)	1,343	(3,672)	5,015
Add: Acquisition and transaction expenses	7,306	6,316	990
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	3	(1,025)
Add: Asset impairment charges	—	7,450	(7,450)
Add: Incentive allocations	514	—	514
Add: Depreciation and amortization expense (3)	96,417	65,656	30,761
Add: Interest expense	38,827	18,957	19,870
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	(243)	1,196	(1,439)
Less: Equity in losses of unconsolidated entities	1,601	5,992	(4,391)
Less: Non-controlling share of Adjusted EBITDA (5)	(12,763)	(14,653)	1,890
Adjusted EBITDA (non-GAAP)	$136,524	$69,028	$67,496
________________________________________________________
(3) Depreciation and amortization expense includes $88,110 and $60,210 of depreciation and amortization expense, $4,716 and $4,979 of lease intangible amortization, and $3,591 and $467 of amortization for lease incentives in the years ended December 31, 2017 and 2016, respectively.

(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the years ended December 31, 2017 and 2016: (i) net loss of $1,786 and $6,161, (ii) interest expense of $785 and $1,323, (iii) depreciation and amortization expense of $758 and $2,966, and (iv) asset impairment charges of $0 and $3,068, respectively.

(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2017 and 2016: (i) equity based compensation of $169 and $(1,561), (ii) provision for income taxes of $16 and $29, (iii) interest expense of $5,030 and $5,124, (iv) depreciation and amortization expense of $7,144 and $6,564, (v) changes in fair value of non-hedge derivative instruments of $404 and $0, (vi) asset impairment charge of $0 and $3,725, (vii) loss on extinguishment of debt of $0 and $616, and (viii) transaction and acquisition expense of $0 and $156, respectively.
Revenues
For the year ended December 31, 2017 total revenues increased $68,939 compared to the year ended December 31, 2016 driven mainly by higher revenues in the Aviation, Offshore Energy and Ports and Terminals segments partially offset by lower revenues in the Jefferson Terminal segment.
In Equipment Leasing, lease income increased $29,800 in the year ended December 31, 2017 compared to the year ended December 31, 2016 driven by an increase in assets on lease in the Aviation Leasing segment coupled with vessels on hire in the Offshore Energy segment during the year ended December 31, 2017. Maintenance revenue increased by $36,954 in the year ended December 31, 2017 as compared to the year ended December 31, 2016 as we increased the number of aircraft and engines subject to leases with maintenance arrangements and the redelivery of two aircraft with end of lease compensation payments totaling $6,338 in the year ended December 31, 2017. Additionally, other revenues increased $2,484 mainly as a result of crew and insurance reimbursement income in the Offshore Energy segment.
In Infrastructure, other revenue increased $3,712 in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to activity at Long Ridge, which was acquired in 2017. Rail revenues increased $1,770 in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to an increase in traffic and expanded service offerings by our Railroad segment. Partially offsetting these increases was lower revenue of $5,673 in the year ended December 31, 2017 as compared to the year ended December 31, 2016 in the Jefferson Terminal segment due to a decrease in loading and unloading due to ongoing construction at the terminal and the conclusion of a long term take or pay contract.
Expenses
For the year ended December 31, 2017, total expenses increased $76,222 compared to the year ended December 31, 2016 primarily due to increases in i) depreciation and amortization, ii) operating expenses and iii) interest expense.

Depreciation and amortization increased $27,900 in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to additional assets acquired in the Aviation Leasing segment coupled with assets at Long Ridge and Repauno going into service.
Operating expenses increased $26,216 in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increases in i) compensation and benefits of $8,896 primarily reflecting an increase in equity-based compensation expense due to the reversal of an expense related to a forfeiture in 2016, ii) facility operations of $5,813 primarily in the Jefferson Terminal and Railroad segments due to increases in volume, iii) operating expenses of $4,149 related to the Offshore Energy segment, iv) professional fees of $4,031 related to an increase in activity and v) cost of sales of $1,977 reflecting the sale of butane in 2017.
Interest expense increased $19,870 in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the Senior Notes and Revolving Line of Credit entered into during 2017.
Other Income (Expenses)
Total other income (expense) increased $26,327 in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to higher gain on the sale of assets, net of $12,340, reflecting the sale of available-for-sale securities of an international oil and gas drilling contractor in the Offshore Energy segment. Also contributing to the increase was the asset impairment charge in 2016 of $7,450, where there was no asset impairment charge in 2017 and a decrease in the equity in losses of unconsolidated entities of $4,391.
Provision for Income Taxes
The provision for income taxes increased $1,686 in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of an increase in net income attributable to the Company’s corporate subsidiaries subject to U.S. taxation at regular corporate rates.
Net Loss
Net loss attributable to shareholders decreased $20,198 in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the changes discussed above.
Adjusted Net Income (Loss) (Non-GAAP)
Adjusted Net Income was $10,401, an increase of $19,033 in the year ended December 31, 2017 compared to the year ended December 31, 2016. In addition to the changes in revenue, expenses and other expenses noted above, the increase in the period was driven by an increase in (i) equity based compensation of $5,015, (ii) pro-rata share of Adjusted Net Income from unconsolidated entities of $1,304, and (iii) non-controlling share of Adjusted Net income of $2,387. The increase was partially offset by a decrease in asset impairment charges of $7,450 and equity in losses of unconsolidated entities of $4,391.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $136,524 for the year ended December 31, 2017, increasing $67,496 compared to the year ended December 31, 2016. In addition to the changes in revenue, expenses and other losses noted above, which resulted in a net income attributable to shareholders, the change was primarily due to (i) depreciation and amortization expense, (ii) interest expense, (iii) the pro-rata share of Adjusted EBITDA from unconsolidated entities, (iv) lower equity-based compensation, (v) lower non-controlling share of Adjusted EBITDA, and (vi) equity in earnings of unconsolidated entities.

Aviation Leasing Segment
As of December 31, 2017, in our Aviation Leasing segment, we own and manage 158 aviation assets, including 48 aircraft and 110 commercial jet engines.
As of December 31, 2017, 46 of our commercial aircraft and 76 of our jet engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 86% utilized as of December 31, 2017, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 32 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2017	7	19	26
Purchases	3	22	25
Sales	(1)	(2)	(3)
Assets at December 31, 2017	9	39	48

Engines
Assets at January 1, 2017	38	28	66
Purchases	28	30	58
Sales	(9)	(5)	(14)
Assets at December 31, 2017	57	53	110

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$91,103	$66,024	$25,079
Maintenance revenue	65,651	28,697	36,954
Other revenue	39	687	(648)
Total revenues	156,793	95,408	61,385

Expenses
Operating expenses	6,247	4,609	1,638
Acquisition and transaction expenses	441	80	361
Depreciation and amortization	61,795	36,369	25,426
Total expenses	68,483	41,058	27,425

Other income
Equity in losses of unconsolidated entities	(1,276)	—	(1,276)
Gain on sale of assets, net	7,188	5,214	1,974
Interest income	297	142	155
Total other income	6,209	5,356	853
Income before income taxes	94,519	59,706	34,813
Provision for income taxes	1,966	267	1,699
Net income	92,553	59,439	33,114
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	697	435	262
Net income attributable to shareholders	$91,856	$59,004	$32,852
Add: Provision for income taxes	1,966	267	1,699
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	441	80	361
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(1,276)	—	(1,276)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(1,626)	(583)	(1,043)
Less: Equity in earnings of unconsolidated entities	1,276	—	1,276
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$92,637	$58,768	$33,869

(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Aviation’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net income attributable to shareholders	$91,856	$59,004	$32,852
Add: Provision for income taxes	1,966	267	1,699
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	441	80	361
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	70,102	41,816	28,286
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(2)	(1,276)	—	(1,276)
Less: Equity in earnings of unconsolidated entities	1,276	—	1,276
Less: Non-controlling share of Adjusted EBITDA(3)	(537)	(164)	(373)
Adjusted EBITDA (non-GAAP)	$163,828	$101,003	$62,825
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $61,795 and $36,369 of depreciation expense, $4,716 and $4,979 of lease intangible amortization, and $3,591 and $468 of amortization for lease incentives in the years ended December 31, 2017 and 2016, respectively.
(2) Aviation Leasing’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $1,276 and $0 for the years ended December 31, 2017 and 2016, respectively.
(3) Non-controlling share of Adjusted EBITDA is comprised of depreciation and lease amortization expense of $537 and $164 for the years ended December 31, 2017 and 2016, respectively.
Revenues
Total revenues increased $61,385 in the year ended December 31, 2017 compared to the year ended December 31, 2016, driven by higher lease income and maintenance revenue partially offset by a decrease in other revenue. Lease income increased $25,079 in the year ended December 31, 2017 compared to the year ended December 31, 2016 mainly due to an increase in (i) aircraft lease income of $9,382 primarily driven by the addition of 26 aircraft on lease (ii) engine lease income of $15,697 primarily driven by an additional 45 revenue generating engines in the year ended December 31, 2017 compared to year ended December 31, 2016. Maintenance revenue was $36,954 higher in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to an increase in the number of aircraft and engines on lease, and the receipt of end-of-lease compensation for two aircraft. Other revenue decreased $648 primarily due to fewer forfeited security deposits included in earnings in the year ended December 31, 2017 compared to the year ended December 31, 2016.
Expenses
Total expenses increased $27,425 in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in depreciation and amortization expense. Depreciation and amortization expense increased $25,426 driven by additional aircraft and engines owned and on lease in the year ended December 31, 2017 compared to the year ended December 31, 2016. Operating expenses increased $1,638 in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily the result of increases in professional fee expenses of $902, shipping and storage fees of $565 due to the positioning of our assets for lease, and $171 of other expenses due to growth of the Aviation Leasing segment. Acquisition and transaction expenses increased $361 in the year ended December 31, 2017 compared to the year ended December 31, 2016, reflecting higher deal costs in the Aviation Leasing segment.
Other Income
Total other income increased $853 in the year ended December 31, 2017 compared to the year ended December 31, 2016, driven by the gain on sale of assets, partially offset by losses incurred by the advanced engine repair JV of $(1,276).
Provision for Income Taxes
Total provision for income taxes increased $1,699 in year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of an increase in net income attributable to the Company’s corporate subsidiaries subject to U.S. taxation at regular corporate rates.

Adjusted Net Income
Adjusted Net Income was $92,637 in the year ended December 31, 2017 increasing $33,869 compared to the year ended December 31, 2016 primarily driven by the changes to net income attributable to shareholders noted above, and cash payments for income taxes due to the Company’s corporate subsidiaries subject to U.S. taxation at regular corporate rates.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $163,828 for the year ended December 31, 2017 increasing $62,825 compared to the year ended December 31, 2016. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease, and higher provision for income taxes due to changes noted above in the year ended December 31, 2017, partially offset by an increase in the non-controlling interest share of Adjusted EBITDA.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of December 31, 2017:

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
_____________________________________________________
*The increase in economic interest in the third quarter of 2017 for the ROV support vessel reflects the transfer of the non-controlling interest to the Company as part of the settlement arrangement as more fully discussed in Note 2 and Note 8 of the Consolidated Financial Statements.

The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net (Loss) Income for the Offshore Energy segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$8,433	$3,712	$4,721
Finance lease income	1,536	1,610	(74)
Other revenue	3,138	6	3,132
Total revenues	13,107	5,328	7,779

Expenses
Operating expenses	15,833	11,014	4,819
Depreciation and amortization	6,427	6,411	16
Interest expense	3,670	3,747	(77)
Total expenses	25,930	21,172	4,758

Other income (expense)
Gain on sale of assets, net	11,405	—	11,405
Asset impairment	—	(7,450)	7,450
Interest income	15	13	2
Other income	1,093	—	1,093
Total other income (expense)	12,513	(7,437)	19,950
Loss before income taxes	(310)	(23,281)	22,971
Provision for income taxes	11	—	11
Net loss	(321)	(23,281)	22,960
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(526)	(4,368)	3,842
Net income (loss) attributable to shareholders	$205	$(18,913)	$19,118
Add: Provision for income taxes	11	—	11
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	—	(3,725)	3,725
Adjusted Net Income (Loss)	$216	$(15,188)	$15,404
________________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of asset impairment charges of $0 and $3,725 for the years ended December 31, 2017 and 2016, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the year ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net income (loss) attributable to shareholders	$205	$(18,913)	$19,118
Add: Provision for income taxes	11	—	11
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	7,450	(7,450)
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	6,427	6,411	16
Add: Interest expense	3,670	3,747	(77)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(247)	(4,084)	3,837
Adjusted EBITDA (non-GAAP)	$10,066	$(5,389)	$15,455
________________________________________________________
(2) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2017 and 2016: (i) depreciation expense of $165 and $245, (ii) interest expense of $82 and $114, and (iii) asset impairment charges of $0 and $3,725, respectively.
Revenues
Total revenues increased $7,779 in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to higher lease income and other revenue. For the year ended December 31, 2017, the offshore construction support vessel was on hire with a long-term lease arrangement that terminated in November 2017, compared to the year ended December 31, 2016 when the vessel was subject to short-term lease arrangements. For the year ended December 31, 2017, the ROV support vessel was on hire with a long-term lease arrangement, as compared to year ended December 31, 2016 when the long-term lease arrangement for the ROV support vessel was terminated in February 2016 resulting in lower lease income from short-term lease arrangements for the remainder of the year. Other revenue increased $3,132 in the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the crew provisions reimbursement income for the offshore construction support vessel.
Expenses
Total expenses increased $4,758 in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increases in operating expenses.
For the year ended December 31, 2017, operating expenses increased $4,819 compared to the year ended December 31, 2016. The increase reflected higher (i) crew costs of $1,919, (ii) legal fees of $1,284, (iii) projects costs of $847, (iv) other operating expenses of $509 and (v) mobilization and costs for spare parts of $260 in the year ended December 31, 2017 as compared to the year ended December 31, 2016.
During the year ended December 31, 2017, there was $4,781 and $1,646 of depreciation expense related to the construction support vessel and ROV support vessel, respectively. During the year ended December 31, 2016, there was $4,776 and $1,635 of depreciation expense related to the construction support vessel and ROV support vessel, respectively.
During the year ended December 31, 2017, there was $3,577 and $93 of interest expense primarily related to financing for the construction support vessel and ROV support vessel, respectively. During the year ended December 31, 2016, there was $3,634 and $113 of interest expense related to financing for the construction support vessel and ROV support vessel, respectively. The note relating to the ROV support vessel was settled during the third quarter of 2017 due to the transfer of interests from the non-controlling interest holder to the Company.

Other Income (Expense)
Total other income (expense) increased $19,950 in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the sale of available-for-sale securities of an international oil and gas drilling contractor resulting in a gain of $11,405. Also contributing to the increase is the transfer of interests from the non-controlling interest holder to the Company as settlement for a note receivable, resulting in a gain of $1,093 in the third quarter of 2017. Additionally, there was an asset impairment of $7,450 in the year ended December 31, 2016, and there was no impairment in 2017. In July 2016, the shipbuilder delivered a notice of termination of the ship building contract for MT6015 resulting in the impairment of the investment in the year ended December 31, 2016.
Adjusted Net Income (Loss)
Adjusted Net Income was $216 in the year ended December 31, 2017, an increase of $15,404 as compared to the year ended December 31, 2016. The increase is primarily due to the changes to net income attributable to shareholders described above, partially offset by the net impact of the impairment recorded in the second quarter of 2016 for the MT6015 vessel.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $15,455 in the year ended December 31, 2017 as compared to the year ended December 31, 2016, due to an increase in net income attributable to shareholders of $19,118 as noted above. This was offset by the asset impairment charge recorded during 2016, for the purchase of the MT6015 vessel.
Shipping Containers Segment
In our Shipping Containers segment we own, through a joint venture, interests in approximately 34,000 maritime shipping containers and related equipment. The chart below describes the assets in our Shipping Containers segment as of December 31, 2017:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
34,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer	~10 Years	Direct Finance Lease/Operating Lease	5 Customers	51%

The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss) for the Shipping Containers segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$—	$1,113	$(1,113)
Other revenue	100	100	—
Total revenues	100	1,213	(1,113)

Expenses
Operating expenses	9	43	(34)
Interest expense	—	410	(410)
Total expenses	9	453	(444)

Other expense
Equity in losses of unconsolidated entities	(4)	(5,974)	5,970
Gain on sale of assets, net	—	304	(304)
Total other expense	(4)	(5,670)	5,666
Income (loss) before income taxes	87	(4,910)	4,997
Benefit from income taxes	(65)	(86)	21
Net income (loss) attributable to shareholders	$152	$(4,824)	$4,976
Add: Benefit from income taxes	(65)	(86)	21
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(4)	(2,905)	2,901
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	4	5,974	(5,970)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income (Loss)	$87	$(1,838)	$1,925
________________________________________________________
(1) Pro-rata share of Adjusted Net Loss from unconsolidated entities is comprised of the following for the year ended December 31, 2017 and 2016: (i) the Company’s proportionate share of the unconsolidated entities’ net loss of $189 and $6,161 and (ii) interest expense of $185 and $188, adjusted for (iii) $0 and $3,068 of asset impairment charges, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net income (loss) attributable to shareholders	$152	$(4,824)	$4,976
Add: Benefit from income taxes	(65)	(86)	21
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	410	(410)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	1,354	1,196	158
Less: Equity in earnings of unconsolidated entities	4	5,974	(5,970)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$1,445	$2,673	$(1,228)
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the years ended December 31, 2017 and 2016: (i) net loss of $189 and $6,161, (ii) interest expense of $785 and $1,323, (iii) depreciation and amortization expense of $758 and $2,966, and (iv) asset impairment charges of $0 and $3,068, respectively.
Revenues
Total revenues decreased $1,113 in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses decreased $444 in the year ended December 31, 2017 compared to the year ended December 31, 2016. This was driven by a decrease in interest expense of $410, due to the termination of the term loan sale of the shipping containers during the first quarter of 2016. Additionally, the sale of the 42,000 shipping containers resulted in a decrease in operating expense of $34 in the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Other Expense
Total other expense decreased $5,666 in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in expense was primarily driven by income earned from our shipping container joint venture due to the sale of containers in the portfolios for gains; and no impairment was taken for the year ended December 31, 2017. Partially offsetting the increase in equity income from unconsolidated entities was the gain on sale of direct finance leases of $304 from the sale of 42,000 shipping containers during the first quarter of 2016.
Adjusted Net Income (Loss)
Adjusted Net Income was $87, an increase of $1,925 in the year ended December 31, 2017 compared to the year ended December 31, 2016, reflecting the changes noted above coupled with a decrease in the pro-rata share of Adjusted Net Loss from unconsolidated entities. These changes were mostly offset by the change in equity of losses of unconsolidated entities, due to the impairment recorded in the year ended December 31, 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $1,445 in the year ended December 31, 2017, decreasing $1,228 in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease primarily reflects the change in equity in unconsolidated entities coupled with a higher pro-rata share of Adjusted EBITDA from unconsolidated entities. Also contributing to the decrease was finance lease income for the year ended December 31, 2016 driven by the sale of 42,000 shipping containers during the first quarter of 2016.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Revenues
Infrastructure revenues
Terminal services revenues	$10,229	$15,902	$(5,673)
Total revenues	10,229	15,902	(5,673)

Expenses
Operating expenses	31,213	21,886	9,327
Acquisition and transaction expenses	—	400	(400)
Depreciation and amortization	16,193	15,500	693
Interest expense	13,568	13,501	67
Total expenses	60,974	51,287	9,687

Other income (expense)
Equity in losses of unconsolidated entities	(321)	(18)	(303)
Loss on extinguishment of debt	—	(1,579)	1,579
Interest income (expense)	376	(19)	395
Other income	1,980	602	1,378
Total other income (expense)	2,035	(1,014)	3,049
Loss before income taxes	(48,710)	(36,399)	(12,311)
Provision for income taxes	42	74	(32)
Net loss	(48,752)	(36,473)	(12,279)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(22,991)	(16,456)	(6,535)
Net loss attributable to shareholders	$(25,761)	$(20,017)	$(5,744)
Add: Provision for income taxes	42	74	(32)
Add: Equity-based compensation expense	318	(4,051)	4,369
Add: Acquisition and transaction expenses	—	400	(400)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	—	(1,022)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(321)	—	(321)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(79)	(52)	(27)
Less: Equity in losses of unconsolidated entities	321	18	303
Less: Non-controlling share of Adjusted Net (Income) Loss(2)	(514)	800	(1,314)
Adjusted Net Loss	$(27,016)	$(21,249)	$(5,767)
______________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Jefferson’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed above, for which there were no adjustments.
(2) Non-controlling share of Adjusted Net Loss is comprised of the following for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $125 and $(1,581), (ii) provision for income tax of $16 and $29, (iii) acquisition and transaction expenses of $0 and $156, (iv) changes in fair value of non-hedge derivative instruments of $404 and $0, and (v) loss on extinguishment of debt of $0 and $616 less (vi) cash tax payments of $31 and $20, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net loss attributable to shareholders	$(25,761)	$(20,017)	$(5,744)
Add: Provision for income taxes	42	74	(32)
Add: Equity-based compensation expense	318	(4,051)	4,369
Add: Acquisition and transaction expenses	—	400	(400)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	—	(1,022)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	16,193	15,500	693
Add: Interest expense	13,567	13,501	66
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	(321)	—	(321)
Less: Equity in earnings of unconsolidated entities	321	18	303
Less: Non-controlling share of Adjusted EBITDA (4)	(11,751)	(10,184)	(1,567)
Adjusted EBITDA (non-GAAP)	$(8,414)	$(3,180)	$(5,234)
________________________________________________________
(3) Jefferson Terminal’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes net loss of $321 and $0 for the years ended December 31, 2017 and 2016, respectively.
(4) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $125 and $(1,581), (ii) provision for income taxes of $16 and $29, (iii) interest expense of $4,886 and $4,914, (iv) loss on extinguishment of debt of $0 and $616, (v) acquisition and transaction expenses of $0 and $156, (vi) changes in fair value of non-hedge derivative instruments of $404 and $0, and (vii) depreciation and amortization expense of $6,320 and $6,050, respectively.
Revenues
Total revenues decreased $5,673 in the year ended December 31, 2017 compared to the year ended December 31, 2016, reflecting lower terminal services revenue due to lower throughput and volumes at the Terminal, as a result of increased construction and the conclusion of a long term contract.
Expenses
Total expenses increased $9,687 in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily reflecting higher operating expenses. The increase in operating expenses of $9,327 reflected higher (i) compensation and benefits expense of $5,333 resulting from the one-time reversal of stock based compensation expense incurred in year ended December 31, 2016, (ii) facility operations expense of $1,779 primarily due to higher volume from heavy crude oil trading, (iii) repairs and maintenance of $1,269, (iv) professional fees of $868, (v) tax expense of $548, (vi) equipment storage of $279, and (vii) insurance expense of $249. The above increases were partially offset by lower environmental expense of $902 related to an oil spill in 2016 and other operating expense of $96. Additionally, the increase in expense reflected higher depreciation expense of $693 for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Adjusted Net Loss
Adjusted Net Loss was $27,016 in the year ended December 31, 2017, increasing $5,767 compared to the year ended December 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, the change was driven by the increase in equity-based compensation of $4,369 in the year ended December 31, 2017 as compared to the year ended December 31, 2016, offset by (i) loss on the extinguishment of debt of $1,579, (ii) non-controlling share of Adjusted Net Loss of $1,314, (iii) changes in fair value of non-hedge derivative instruments of $1,022, and (iv) lower acquisition and transaction expenses of $400.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(8,414) in the year ended December 31, 2017, decreasing $5,234 compared to the year ended December 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was impacted by an increase in (i) equity-based compensation of $4,369, (ii) $1,567 in non-controlling share of Adjusted EBITDA, as well as (iii) depreciation and amortization of $693 and interest expense of $66, mostly offset by decreases in (i) a loss on extinguishment of debt of $1,579, and (ii) changes in fair value of non-hedge derivative instruments of $1,022, for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Railroad Segment
The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Income for the Railroad segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	$32,607	$30,837	$1,770
Total revenues	32,607	30,837	1,770

Expenses
Operating expenses	29,966	27,975	1,991
Depreciation and amortization	2,037	1,926	111
Interest expense	1,029	754	275
Total expenses	33,032	30,655	2,377

Other (loss) income
(Loss) Gain on sale of assets, net	(312)	423	(735)
Total other (loss) income	(312)	423	(735)
(Loss) Income before income taxes	(737)	605	(1,342)
Provision for income taxes	—	—	—
Net (loss) income	(737)	605	(1,342)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(70)	23	(93)
Net (loss) income attributable to shareholders	$(667)	$582	$(1,249)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	730	379	351
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(44)	(20)	(24)
Adjusted Net Income	$19	$941	$(922)
______________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of equity-based compensation of $44 and $20 for the years ended December 31, 2017 and December 31, 2016, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Railroad segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net (loss)/income attributable to shareholders	$(667)	$582	$(1,249)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	730	379	351
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,037	1,925	112
Add: Interest expense	1,029	754	275
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(228)	(166)	(62)
Adjusted EBITDA (non-GAAP)	$2,901	$3,474	$(573)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $44 and $20, (ii) interest expense of $62 and $41, and (iii) depreciation and amortization expense of $122 and $105, respectively.
Revenues
Total revenues increased $1,770, in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to higher traffic and expanded service offerings to customers. The increase primarily reflects increases of $1,465 in freight transportation revenue and $510 in switching and other rail service revenue. Partially offsetting the increase was lower car hire income of $205 in the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Expenses
Total expenses increased $2,377 in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase primarily consists of $1,991 in operating expense, $111 in depreciation expense related to property, plant and equipment, and interest expense of $275 related to borrowings under the CMQR Credit Agreement used to finance the operations of the railroad. The aforementioned increase in operating expenses of $1,991 reflects higher (i) general operating expense of $2,099 due to certain tax benefits that were taken in the prior year not available for the year ended December 31, 2017, (ii) compensation and benefits of $614 and (iii) fuel expense of $467. Partially offsetting these increases were lower (i) professional fees of $456, (ii) bad debt of $96 and (iii) other expenses of $637.
Adjusted Net Income
Adjusted Net Income decreased $922 in the year ended December 31, 2017 compared to the year ended December 31, 2016. In addition to the changes in net (loss) income attributable to shareholders noted above, Adjusted Net Income was impacted by higher equity-based compensation expense of $351 in the year ended December 31, 2017 compared to the year ended December 31, 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $2,901 in the year ended December 31, 2017, decreasing $573 compared to the year ended December 31, 2016. In addition to the changes in net (loss) income attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by higher equity-based compensation expense of $351 and an increase in interest expense of $275, in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Ports and Terminals segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$1,111	$32	$1,079
Other revenue	3,712	—	3,712
Total revenues	4,823	32	4,791

Expenses
Operating expenses	9,117	628	8,489
Depreciation and amortization	1,658	4	1,654
Interest expense	1,088	545	543
Total expenses	11,863	1,177	10,686

Loss before income taxes	(7,040)	(1,145)	(5,895)
Provision for income taxes	—	13	(13)
Net loss	(7,040)	(1,158)	(5,882)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(484)	(157)	(327)
Net loss attributable to shareholders	$(6,556)	$(1,001)	$(5,555)
Add: Provision for income taxes	—	13	(13)
Add: Equity-based compensation expense	295	—	295
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	4	(5)	9
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(6,257)	$(993)	$(5,264)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Ports and Terminals segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net (loss)/income attributable to shareholders	$(6,556)	$(1,001)	$(5,555)
Add: Provision for income taxes	—	13	(13)
Add: Equity-based compensation expense	295	—	295
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,658	4	1,654
Add: Interest expense	1,089	545	544
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	(55)	55
Adjusted EBITDA (non-GAAP)	$(3,514)	$(494)	$(3,020)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2017 and 2016: interest expense of $0 and $55.
Revenues
Total revenues in the Ports and Terminals segment increased $4,791 in the year ended December 31, 2017 due to butane sales at Repauno of $3,021, recorded in other revenue, as well as the leases that were in place at Long Ridge upon the acquisition of $1,017, recorded in lease revenue.
Expenses
Total expenses in the Ports and Terminals segment increased $10,686 in the year ended December 31, 2017, compared to the year ended December 31, 2016.
The increase of $10,686 primarily consists of $8,489 in operating expense, $1,654 in depreciation expense related to property, plant and equipment, and interest expense of $543 related to the payment obligation to the non-controlling interest holder as part of the Repauno purchase. The increase in operating expenses was driven by higher (i) compensation and benefits of $2,647, (ii) cost of sales of $1,977 related to the sale of butane, (iii) professional fees of $1,413, (iv) facility operations of $1,302, (v) other operating expenses of $1,150 in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in depreciation expense is related to the cavern being put into service at Repauno, and assets in service at Long Ridge.
Adjusted Net Loss
Adjusted Net Loss increased $5,264 in the year ended December 31, 2017, compared to the year ended December 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was impacted by equity-based compensation expense of $295 in the year ended December 31, 2017.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(3,514) in the year ended December 31, 2017, decreasing $3,020 compared to the year ended December 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was also impacted primarily by equity-based compensation expense of $295, an increase in depreciation and amortization of $1,654, and an increase in interest expense of $544, in the year ended December 31, 2017 compared to the year ended December 31, 2016.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)

Expenses
Operating expenses	$—	$14	$(14)
General and administrative	14,570	12,314	2,256
Acquisition and transaction expenses	6,865	5,836	1,029
Management fees and incentive allocation to affiliate	15,732	16,742	(1,010)
Interest expense	19,472	—	19,472
Total expenses	56,639	34,906	21,733

Other expense
Loss on extinguishment of debt	(2,456)	—	(2,456)
Total other expense	(2,456)	—	(2,456)

Net loss	(59,095)	(34,906)	(24,189)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(11)	11
Net loss attributable to shareholders	$(59,095)	$(34,895)	$(24,200)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	6,865	5,836	1,029
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	514	—	514
Less: Cash payments for income taxes	(25)	(14)	(11)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(49,285)	$(29,073)	$(20,212)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,		Change
	2017	2016
	(in thousands)
Net loss attributable to shareholders	$(59,095)	$(34,895)	$(24,200)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	6,865	5,836	1,029
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	514	—	514
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	19,472	—	19,472
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(29,788)	$(29,059)	$(729)

Expenses
Total expenses increased $21,733 in the year ended December 31, 2017 compared to the year ended December 31, 2016, respectively. For the year ended December 31, 2017, the increase primarily consists of (i) interest expense of $19,472 related to the Senior Notes entered into during 2017, (ii) higher general and administrative expenses of $2,256, including $763 of reimbursement expenses to our manager, $410 of general corporate costs, and $1,083 of professional fees related to SOX expenses, and (iii) higher acquisition and transaction costs of $1,029 related to reimbursement expenses to our manager as we continue to evaluate new investments. These increases were partially offset by lower management fees of $1,010 due to a lower equity balance in the year ended December 31, 2017 compared to the year ended December 31, 2016.
Adjusted Net Loss
Adjusted Net Loss was $49,285 in the year ended December 31, 2017, increasing $20,212, compared to the year ended December 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was adjusted by acquisition and transaction expenses related to potential acquisition opportunities which were $1,029 higher for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Additionally, there were $2,456 of losses on the extinguishment of debt during the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(29,788) in the year ended December 31, 2017, decreasing $729 compared to the year ended December 31, 2016. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was affected by acquisition and transaction expenses related to potential acquisition opportunities, which were $1,029 higher for the year ended December 31, 2017, compared to year ended December 31, 2016. Additionally, Adjusted EBITDA was affected by interest expense of $19,472 related to the Senior Notes and Revolving Line of Credit entered into during the year ended December 31, 2017. The Company also incurred $2,456 of losses on the extinguishment of debt during the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following table presents our consolidated results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Income (Loss) for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$69,736	$64,883	$4,853
Maintenance revenue	28,697	17,286	11,411
Finance lease income	2,723	8,747	(6,024)
Other revenue	793	1,827	(1,034)
Total equipment leasing revenues	101,949	92,743	9,206
Infrastructure revenues
Lease income	32	4,620	(4,588)
Rail revenues	30,837	25,550	5,287
Terminal services revenues	15,902	13,655	2,247
Total infrastructure revenues	46,771	43,825	2,946
Total revenues	148,720	136,568	12,152

Expenses
Operating expenses	66,169	68,793	(2,624)
General and administrative	12,314	7,568	4,746
Acquisition and transaction expenses	6,316	5,683	633
Management fees and incentive allocation to affiliate	16,742	15,018	1,724
Depreciation and amortization	60,210	45,308	14,902
Interest expense	18,957	19,311	(354)
Total expenses	180,708	161,681	19,027

Other expense
Equity in losses of unconsolidated entities	(5,992)	(6,956)	964
Gain on sale of assets, net	5,941	3,419	2,522
Loss on extinguishment of debt	(1,579)	—	(1,579)
Asset impairment	(7,450)	—	(7,450)
Interest income	136	579	(443)
Other income	602	26	576
Total other expense	(8,342)	(2,932)	(5,410)
Loss before income taxes	(40,330)	(28,045)	(12,285)
Provision for income taxes	268	586	(318)
Net loss	(40,598)	(28,631)	(11,967)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(20,534)	(16,805)	(3,729)
Net loss attributable to shareholders	$(20,064)	$(11,826)	$(8,238)
Add: Provision for income taxes	268	586	(318)
Add: Equity-based compensation expense (income)	(3,672)	4,662	(8,334)
Add: Acquisition and transaction expenses	6,316	5,683	633
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	3	14	(11)

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Add: Asset impairment charges	7,450	—	7,450
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	(2,905)	3,552	(6,457)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(654)	(507)	(147)
Less: Equity in losses of unconsolidated entities	5,992	6,956	(964)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	(2,945)	(1,333)	(1,612)
Adjusted Net (Loss) Income	$(8,632)	$7,787	$(16,419)
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
________________________________________________________
(3) Depreciation and amortization expense includes $60,210 and $45,308 of depreciation and amortization expense, $4,979 and $6,774 of lease intangible amortization, and $467 and $242 of amortization for lease incentives in the years ended December 31, 2016 and 2015, respectively.
(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the years ended December 31, 2016 and 2015: (i) net income (loss) of $(6,161) and $(7,165), (ii) interest expense of $1,323 and $1,778, (iii) depreciation and amortization expense of $2,966 and $1,866, and (iv) asset impairment charges of $3,068 and $10,508, respectively.
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

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Lease income	$66,024	$42,924	$23,100
Maintenance revenue	28,697	17,286	11,411
Other revenue	687	1,120	(433)
Total revenues	95,408	61,330	34,078

Expenses
Operating expenses	4,609	2,820	1,789
Depreciation and amortization	36,369	23,549	12,820
Total expenses	41,058	26,369	14,689

Other income
Gain on sale of assets, net	5,214	3,053	2,161
Interest income	142	11	131
Total other income	5,356	3,064	2,292
Income before income taxes	59,706	38,025	21,681
Provision for income taxes	267	668	(401)
Net income	59,439	37,357	22,082
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	435	21	414
Net income attributable to shareholders	$59,004	$37,336	$21,668
Add: Provision for income taxes	267	668	(401)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	80	—	80
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(583)	(227)	(356)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$58,768	$37,777	$20,991

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
______________________________________________________________________________________
(1) Depreciation and amortization expense includes $36,369 and $23,549 of depreciation expense, $4,979 and $6,774 of lease intangible amortization, and $468 and $242 of amortization for lease incentives in the years ended December 31, 2016 and 2015, respectively.
(2) Non-controlling share of Adjusted EBITDA is comprised of depreciation expense of $164 and $21 for the years ended December 31, 2016 and 2015, respectively.
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
______________________________________________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of asset impairment charges of $3,725 and $0 for the years ended December 31, 2016 and 2015, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the years ended December 31, 2016 and December 31, 2015:

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

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net (Loss) Income for the Shipping Containers segment for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Equipment leasing revenues
Finance lease income	$1,113	$7,082	$(5,969)
Other revenue	100	100	—
Total revenues	1,213	7,182	(5,969)

Expenses
Operating expenses	43	350	(307)
Interest expense	410	2,393	(1,983)
Total expenses	453	2,743	(2,290)

Other expense
Equity in losses of unconsolidated entities	(5,974)	(6,956)	982
Gain on sale of assets, net	304	—	304
Other expense	—	(14)	14
Total other expense	(5,670)	(6,970)	1,300
Loss before income taxes	(4,910)	(2,531)	(2,379)
Provision for income taxes	(86)	(127)	41
Net loss attributable to shareholders	$(4,824)	$(2,404)	$(2,420)
Add: Provision for income taxes	(86)	(127)	41
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	3	14	(11)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net (Loss) Income from unconsolidated entities (1)	(2,905)	3,552	(6,457)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	5,974	6,956	(982)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net (Loss) Income	$(1,838)	$7,991	$(9,829)
________________________________________________________
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities is comprised of the following for the years ended December 31, 2016 and 2015: (i) the Company’s proportionate share of the unconsolidated entities’ net income (loss) of $(6,161) and $(7,112) and (ii) interest expense of $188 and $156, adjusted for (iii) $3,068 and $10,508 of asset impairment charges, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the years ended December 31, 2016 and December 31, 2015:

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
________________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the years ended December 31, 2016 and 2015: (i) net income (loss) of $(6,161) and $(7,165), (ii) interest expense of $1,323 and $1,778, (iii) depreciation and amortization expense of $2,966 and $1,866, and (iv) asset impairment charges of $3,068 and $10,508, respectively.
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

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Lease income	$—	$4,620	$(4,620)
Terminal services revenues	15,902	13,655	2,247
Total revenues	15,902	18,275	(2,373)

Expenses
Operating expenses	21,886	33,154	(11,268)
Acquisition and transaction expenses	400	—	400
Depreciation and amortization	15,500	13,897	1,603
Interest expense	13,501	12,546	955
Total expenses	51,287	59,597	(8,310)

Other expense
Equity in losses of unconsolidated entities	(18)	—	(18)
Loss on sale of assets, net	—	(199)	199
Loss on extinguishment of debt	(1,579)	—	(1,579)
Interest (expense) income	(19)	85	(104)
Other income	602	40	562
Total other expense	(1,014)	(74)	(940)
Loss before income taxes	(36,399)	(41,396)	4,997
Provision for income taxes	74	41	33
Net loss	(36,473)	(41,437)	4,964
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(16,456)	(17,376)	920
Net loss attributable to shareholders	$(20,017)	$(24,061)	$4,044
Add: Provision for income taxes	74	41	33
Add: Equity-based compensation expense	(4,051)	3,432	(7,483)
Add: Acquisition and transaction expenses	400	—	400
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,579	—	1,579
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(52)	(280)	228
Less: Equity in losses of unconsolidated entities	18	—	18
Less: Non-controlling share of Adjusted Net Loss(1)	800	(1,285)	2,085
Adjusted Net Loss	$(21,249)	$(22,153)	$904
________________________________________________________
(1) Non-controlling share of Adjusted Net Loss is comprised of the following for the years ended December 31, 2016 and 2015: (i) equity-based compensation of $(1,581) and $1,339, (ii) provision for income tax of $29 and $16, (iii) acquisition and transaction expenses of $156 and $0, and (iv) loss on extinguishment of debt of $616 and $0 less (v) cash tax payments of $20 and $70, respectively.

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

Railroad Segment
The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss) for the Railroad segment for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Revenues
Infrastructure revenues
Rail revenues	30,837	25,550	$5,287
Total revenues	30,837	25,550	5,287

Expenses
Operating expenses	27,975	27,819	156
Depreciation and amortization	1,926	1,895	31
Interest expense	754	578	176
Total expenses	30,655	30,292	363

Other income
Gain on sale of assets, net	423	565	(142)
Total other income	423	565	(142)
Income (loss) before income taxes	605	(4,177)	4,782
Provision for income taxes	—	—	—
Net income (loss)	605	(4,177)	4,782
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	23	(121)	144
Net income (loss) attributable to shareholders	$582	$(4,056)	$4,638
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	379	1,206	(827)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(20)	(48)	28
Adjusted Net Income (Loss)	$941	$(2,898)	$3,839
______________________________________________________
(1) Non-controlling share of Adjusted Net Income (Loss) is comprised of equity-based compensation of $20 and $48 for the years ended December 31, 2016 and December 31, 2015, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA for the Railroad segment for the years ended December 31, 2016 and December 31, 2015:

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

Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Ports and Terminals for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015
Revenues	(in thousands)
Infrastructure revenues
Lease income	$32	$—	$32
Total revenues	32	—	32

Expenses
Operating expenses	628	—	628
Depreciation and amortization	4	—	4
Interest expense	545	—	545
Total expenses	1,177	—	1,177
Loss before income taxes	(1,145)	—	(1,145)
Provision for income taxes	13	—	13
Net loss	(1,158)	—	(1,158)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(157)	—	(157)
Net loss attributable to shareholders	$(1,001)	$—	$(1,001)
Add: Provision for income taxes	13	—	13
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(5)	—	(5)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(993)	$—	$(993)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Ports and Terminals for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(1,001)	$—	$(1,001)
Add: Benefit from income taxes	13	—	13
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Depreciation and amortization expense	4	—	4
Add: Interest expense	545	—	545
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(55)	—	(55)
Adjusted EBITDA	$(494)	$—	$(494)
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the years ended December 31, 2016 and 205,: (i) interest expense of $55 and $0, respectively.
Revenues
For the year ended December 31, 2016, there was $32 of lease income as a result of an in-place lease agreement acquired with the purchase of Repauno.
Expenses
There was expense of $1,177 for the year ended December 31, 2016 primarily reflecting i) operating expenses of $628 due to compensation and benefits and property taxes incurred due to operations at Repauno which was acquired in July 2016, ii) interest expense of $545 related to the payment obligation to the non-controlling interest as part of the Repauno purchase and iii) depreciation expense of $4.
Adjusted Net Loss
Adjusted Net Loss was $993 for the year ended December 31, 2016 due to the revenue and expense noted above.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(494) for the year ended December 31, 2016. In addition to the changes in the net loss attributable to shareholders noted above, Adjusted EBITDA includes the impact of interest expense of $545 as a result of the obligation payable to the non-controlling interest as part of the Repauno purchase.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Expenses
Operating expenses	$14	$—	$14
General and administrative	12,314	7,568	4,746
Acquisition and transaction expenses	5,836	5,683	153
Management fees and incentive allocation to affiliate	16,742	15,018	1,724
Depreciation and amortization	—	—	—
Interest expense	—	—	—
Total expenses	34,906	28,269	6,637
			—
Loss before income taxes	(34,906)	(28,269)	(6,637)
Provision for income taxes	—	4	(4)
Net loss	(34,906)	(28,273)	(6,633)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11)	(5)	(6)
Net loss attributable to shareholders	$(34,895)	$(28,268)	$(6,627)
Add: Provision for income taxes	—	4	(4)
Add: Equity-based compensation expense	—	24	(24)
Add: Acquisition and transaction expenses	5,836	5,683	153
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(14)	—	(14)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(29,073)	$(22,557)	$(6,516)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Change
	2016	2015
	(in thousands)
Net loss attributable to shareholders	$(35,896)	$(28,268)	$(7,628)
Add: Provision for income taxes	—	4	(4)
Add: Equity-based compensation expense	—	24	(24)
Add: Acquisition and transaction expenses	5,836	5,683	153
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(30,060)	$(22,557)	$(7,503)
Expenses
Total expenses increased by $6,637 in the year ended December 31, 2016 as compared to the year ended December 31, 2015, respectively.
For the year ended December 31, 2016, the increase primarily consists of higher general and administrative expenses of $4,746, including (i) $3,182 of reimbursement expenses to our manager, (ii) $835 of general corporate costs required for a stand-alone public company including insurance and director fees, (iii) $585 of professional fees, and (iv) $151 of director fees. Also contributing to the increase were higher management fees of $1,724 attributable to new agreements put in place subsequent to our IPO.
Adjusted Net Loss
Adjusted Net Loss was $29,073 for the year ended December 31, 2016, increasing $6,516 compared to the year ended December 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was adjusted by acquisition and transaction expenses, incurred for potential acquisition opportunities, which were higher for the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $(30,060) in the year ended December 31, 2016, decreasing $(7,503) compared to the year ended December 31, 2015. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA was affected by acquisition and transaction expenses, incurred for potential acquisition opportunities, which were higher for the year ended December 31, 2016, as compared to year ended December 31, 2015.
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

Subsequent Events
On January 10, 2018, the Company agreed to sell 7,000,000 common shares, par value $0.01 per share, representing limited liability interest in the Company, in connection with a public offering, at a price of $18.65 per share. The offering closed on January 16, 2018. Net proceeds received by the Company from the offering were approximately $128 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. To compensate the Manager for its successful efforts in raising capital for the Company, in connection with the offering, the Company granted options to the Manager related to 700,000 shares of the Company’s common stock at the public offering price which had a fair value of approximately $1.9 million as of the grant date. The assumptions used in valuing the options were: a 2.52% risk-free rate, a 5.45% dividend yield, a 27.73% volatility and a ten-year term. The Company intends to use the net proceeds from the offering for general corporate purposes, including the funding of future investments.
On February 27, 2018, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended December 31, 2017, payable on March 27, 2018 to the holders of record on March 16, 2018.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the years ended December 31, 2017, 2016, and 2015, cash used for the purpose of making investments was $594,558, $308,069, and $278,433, respectively.

•
In the years ended December 31, 2017, 2016 and 2015, distributions to shareholders, including cash dividends, were $100,058, $100,027 and $81,260 respectively, and distributions to non-controlling interest were $254, $0, and $321 respectively.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our transportation infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) proceeds from borrowings or the issuance of securities, (iii) distributions received from unconsolidated investees, (iv) capital contributions from our shareholders, and (v) proceeds from asset sales.

•
During the years ended December 31, 2017, 2016, and 2015, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $96,019, $48,220 and $53,969, respectively.

•
During the year ended December 31, 2017, additional borrowings were obtained in connection with i) the Term Loan of $97,163, net of deferred financing costs, ii) the Revolving Credit Facility of $95,000, iii) the CMQR Credit Agreement of $32,030 and iv) the Senior Notes of $342,998, net of deferred financing costs and repayment of the Term Loan. We made principal repayments of $125,223, primarily relating to the FTAI Pride Credit Agreement, the Revolving Credit Facility and the CMQR Credit Agreement. During year ended December 31, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99,858 and the CMQR Credit Agreement of $10,800. We made total principal repayments of $160,166, primarily relating to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1, and Container Loan #2. During the year ended December 31, 2015, additional borrowings of $200 were obtained in connection with the CMQR Credit Agreement and we made total principal repayments of $23,761.

•
During the years ended December 31, 2017, 2016, and 2015, we received $0, $462 and $3,937 in cash distributions from our unconsolidated investees, respectively, of which $0, $30 and $209 was included in cash flows from operating activities, respectively.

•	During the years ended December 31, 2017, 2016, and 2015 proceeds from the sale of assets were $121,419, $94,375 and $14,518, respectively.

•
During the years ended December 31, 2017, 2016, and 2015 capital contributions from shareholders were $0, $0, and $295,879 respectively, and capital contributions from non-controlling interests were $35, $11,480, and $37,826 respectively.

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
Historical Cash Flow
The following table compares the historical cash flow for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$68,497	$30,903	$23,528
Net cash used in investing activities	$(440,230)	$(213,098)	$(239,921)
Net cash provided by (used in) financing activities	$363,078	$(131,453)	$575,971
Comparison of the years ended December 31, 2017 and December 31, 2016
Net cash provided by operating activities was $68,497 in the year ended December 31, 2017 as compared to $30,903 in the year ended December 31, 2016, representing a $37,594 increase. Net loss was $23,240 for the year ended December 31, 2017, compared $40,598 for the year ended December 31, 2016, an increase in net income of $17,358. The increase was also attributable to adjustments to reconcile net income which include an increase of $27,900 relating to depreciation and amortization, $5,015 relating to equity based compensation, and $2,859 of amortization of lease intangibles and incentives, partially offset by asset impairment of $7,450 in 2016 and a change in gain on sale of equipment of $12,340 as compared to 2016. Also contributing to the offset were the changes in accounts receivable, other assets, and other liabilities due to the continued expansion of operations across all business segments.
Net cash used in investing activities was $440,230 and $213,098 in the years ended December 31, 2017 and 2016, respectively, representing a $227,132 increase. Cash used in investing activities increased due to the acquisition of leasing equipment and lease intangibles of $230,751 in the Aviation Leasing segment, cash used for investments of $1,526, and the acquisition of property, plant and equipment of $58,660 mainly due to the acquisition of Long Ridge. Partially offsetting this increase were higher proceeds from the sale of leasing equipment and available-for-sale securities of $68,245 and $30,238, respectively, and a change in restricted cash of $34,385 at December 31, 2017 as compared to December 31, 2016. Additionally, cash used in investing activities increased due to less cash received from the sale of two finance leases of $71,000 in the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Net cash provided by financing activities was $363,078 in the year ended December 31, 2017 as compared to cash used in financing activities of $131,453 in year ended December 31, 2016, representing a $494,531 increase. The increase was primarily attributable to proceeds from borrowings under i) the Term Loan of $97,163, net of deferred financing costs, ii) the Revolving Credit Facility of $95,000, iii) the CMQR Credit Agreement of $32,030 and iv) the Senior Notes of $342,998, net of deferred financing costs and repayment of the Term Loan. Also contributing to the increase was a decrease in the repayment of debt related to the termination of the Jefferson Terminal Credit Agreement and loans associated with the sale of shipping containers in the year ended December 31, 2016, as well as an increase in receipt of maintenance deposits of $12,245, offset by a decrease in cash contributions from non-controlling interests of $11,445.
Comparison of the years ended December 31, 2016 and December 31, 2015
Net cash provided by operating activities was $30,903 in the years ended December 31, 2016 as compared to $23,528 in the year ended December 31, 2015, representing a $7,375 increase. Net loss was $40,598 for the year ended December 31, 2016, compared $28,631 for the year ended December 31, 2015, a decrease of $11,967. The decrease was offset by non-cash adjustments to reconcile net income which include an increase of (i) $7,450 relating to an asset impairment, (ii) $14,902 relating to depreciation and amortization, and (iii) $1,579 loss on extinguishment of debt, offset by a decrease in equity based compensation of $8,334, equity in losses from unconsolidated entities of $964 and gain on sale of equipment of $2,522 as compared to 2015. The decrease was further offset by the changes in in accounts payable, other liabilities, accounts receivable and other assets due to the continued expansion of operations across all business segments,
Net cash used in investing activities was $213,098 and $239,921 in the years ended December 31, 2016 and 2015, respectively, representing a $26,823 decrease. Cash used in investing activities decreased due to cash received for the sale of two finance leases, resulting in proceeds of $71,000, a decrease in cash paid for property, plant and equipment of $38,657, and the investment in the note receivable of $11,803 in the year ended December 31, 2016 as compared to the year ended December 31, 2015. Offsetting these decreases was an increase in cash used for the acquisition of leasing equipment of $35,550, cash used for purchase deposits of aircraft and aircraft engines of $13,681, and investments of $28,784, as well as a decrease principal collections on finance leases of $17,779 in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Net Cash Provided by Operating Activities	$68,497	$30,903	$23,528
Add: Principal Collections on Finance Leases	473	2,513	20,292
Add: Proceeds from Sale of Assets (1)	121,419	94,875	14,518
Add: Return of Capital Distributions from Unconsolidated Entities	—	432	3,728
Less: Required Payments on Debt Obligations (2)	(8,368)	(53,668)	(23,761)
Less: Capital Distributions to Non-Controlling Interest	(254)	—	(321)
Exclude: Changes in Working Capital	(4,515)	1,730	10,104
Funds Available for Distribution (FAD)	$177,252	$76,785	$48,088
_____________________________________________________
(1) Proceeds from sale of assets includes $500 received in December 2015 for a deposit on the sale of a commercial jet engine, which was completed in the year ended December 31, 2016.
(2) Required payments on debt obligations for the year ended December 31, 2017 excludes $100,000 repayment of the Term Loan, $95,000 repayment of the Revolving Credit Facility and $21,855 repayment of the CMQR Credit Agreement, and for the year ended December 31, 2016 excludes $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement and $7,748 repayment under the CMQR Credit Agreement which were voluntary refinancing as repayment of these amounts were not required at this time.
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
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving credit to increase the aggregate amount from $20,000 to $25,000 and to extend the maturity date to September 18, 2019. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% of 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% to 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted average interest rate as of December 31, 2017 and 2016 was 3.95% and 3.21%, respectively.
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
Term Loan—On January 23, 2017, the Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loans are to be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Terms Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to the Company’s right to elect a one-year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during the year ended December 31, 2017, the Company recorded a loss on extinguishment of debt of $2,456.
Senior Notes—On March 15, 2017, the Company issued $250,000 aggregate principal amount of 6.75% senior unsecured notes due 2022 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 15, 2017, between the Company and U.S. Bank National Association, as trustee. On August 23, 2017, the Company issued an additional $100,000 of Senior Notes. The additional notes issued on August 23, 2017 were issued at an offering price of 102.75% of the principal amount plus accrued interest from March 15, 2017 to the date of issuance. On December 20, 2017, the Company issued an additional $100,000 of Senior Notes. The additional notes issued on December 20, 2017 were issued at an offering price of 103.25% of the principal amount plus accrued interest from September 15, 2017.
The Senior Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2017, to persons who are registered holders of the Senior Notes on the immediately preceding March 1 and September 1, respectively.
The Senior Notes mature on March 15, 2022. Prior to March 15, 2020, the Company may redeem some or all of the Senior Notes at a redemption price equal to 100.00% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, plus a “make-whole” premium. On or after March 15, 2020, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices equal to (i) 105.063% beginning on March 15, 2020, and (ii) 100.000% beginning on March 15, 2021 and thereafter, plus, in each case, accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time on or prior to March 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using net proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
The Company used a portion of the proceeds to fully repay all outstanding indebtedness under the Company’s Term Loan in the amount of $100,000, payment of fees related to the issuance of Senior Notes, and to fund the purchase of additional investments. The Company intends to use the remainder of the proceeds for general corporate purposes, including the funding of future investments.
Revolving Credit Facility—On June 16, 2017, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders and issuing banks and JPMorgan Chase Bank N.A., as administrative agent. The Revolving Credit Facility provides for revolving loans in the aggregate principal amount of up to $75,000, of which $25,000 may be utilized for the issuance of letters of credit. The proceeds drawn on this facility will be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions and other investments. The Revolving Credit Facility is secured by the capital stock of certain direct subsidiaries of the Company as defined in the related credit agreement.
Borrowings outstanding under the Revolving Credit Facility at the Adjusted Eurodollar Rate (determined in accordance with the credit agreement) plus 3.00% per annum, if the Company chooses to make Eurodollar Rate borrowings, or at the Base Rate

(determined in accordance with the credit agreement) plus 2.00% per annum. The Company will also be required to pay a quarterly commitment fee at a rate per annum equal to 0.50% on the average unused portion of the Revolving Credit Facility, as well as customary letter of credit fees and agency fees.
The Revolving Credit Facility will mature, and commitments in respect of the Revolving Credit Facility will terminate, on June 16, 2020. Any amount borrowed under the Revolving Credit Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate Borrowings.
The Revolving Credit Facility includes financial covenants requiring the maintenance of (1) a minimum ratio of the appraised value of certain aviation assets to the aggregate commitments under the Revolving Credit Facility of 3.00 to 1.00 and (2) a maximum ratio of debt to total equity (before reduction for minority interest) for the Company and its subsidiaries of 1.65 to 1.00 per the terms of the credit agreement.
The Company was in compliance with all debt covenants as of December 31, 2017.
Contractual Obligations
The following table summarizes our future obligations, by period due, as of December 31, 2017, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of December 31, 2017.

	Payments Due by Period
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
FTAI Pride Credit Agreement	53,993	6,250	47,743	—	—	—	—
CMQR Credit Agreement	22,800	—	22,800	—	—	—	—
Series 2012 Bonds	42,765	1,545	1,670	1,810	1,960	2,120	33,660
Series 2016 Bonds	144,200	—	—	144,200	—	—	—
Senior Notes	450,000	—	—	—	—	450,000	—
Total principal payments on loans and bonds payable	713,758	7,795	72,213	146,010	1,960	452,120	33,660

Total estimated interest payments (1)	269,775	47,695	46,207	34,870	33,408	91,912	15,683
Obligation to third-party (Repauno)	5,500	5,500	—	—	—	—	—
Operating lease obligations	97,054	6,802	6,635	5,550	4,350	3,004	70,713
Capital lease obligations	1,139	333	333	317	125	31	—
	373,468	60,330	53,175	40,737	37,883	94,947	86,396
Total contractual obligations	$1,087,226	$68,125	$125,388	$186,747	$39,843	$547,067	$120,056

(1) Estimated interest payments based on rates as of December 31, 2017.
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

Finance Lease—The Company holds one anchor handling tug supply vessel, subject to a finance lease, as of December 31, 2017. This lease generally includes a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
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
Maintenance Payments—Typically, under an operating lease of aircraft, the lessee is responsible for performing all maintenance and is generally required to make maintenance payments to the Company for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft or engine. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending on the component, and are generally required to be made monthly in arrears. If a lessee is making monthly maintenance payments, the Company would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following the completion of the relevant work.
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
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	20% of new build cost
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None
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
Goodwill —Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116,584 as of December 31, 2017 and December 31, 2016.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2017 or December 31, 2016.
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
Although the Company believes the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of the impairment review. If the forecasts of cash flows generated by the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect the Company’s operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2018. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 14% and our terminal growth rate of 3%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next two years will affect our forecasted growth and therefore our estimated fair value. We expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2018. The Company’s estimated fair value exceeded carrying value by greater than 15%.
For the years ended December 31, 2017 and December 31, 2016, there was no impairment of goodwill.
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
As of December 31, 2017, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $860 and $(761), respectively, over the next 12 months before the impact of interest rate derivatives.
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

Item 8.             Financial Statements and Supplementary Data

In accordance with Regulation S-X 3-09, the audited consolidated financial statements of Intermodal Finance I Ltd. as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016, and 2015, are presented herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortress Transportation and Infrastructure Investors LLC (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
New York, New York
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortress Transportation and Infrastructure Investors LLC:

In our opinion, the consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Fortress Transportation and Infrastructure Investors LLC and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2016, except for the change in presentation of debt issuance costs as discussed in Note 2 to the consolidated financial statements, as to which the date is February 24, 2017

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	Notes	December 31,
		2017	2016
Assets
Cash and cash equivalents	2	$59,400	$68,055
Restricted cash	2	33,406	65,441
Accounts receivable, net		31,076	21,358
Leasing equipment, net	3	1,074,130	765,455
Finance leases, net	4	9,244	9,717
Property, plant, and equipment, net	5	489,949	352,181
Investments (includes $0 and $17,630 available-for-sale securities at fair value as of December 31, 2017 and 2016, respectively)	6	42,538	39,978
Intangible assets, net	7	40,043	38,954
Goodwill		116,584	116,584
Other assets	2	59,436	69,589
Total assets		$1,955,806	$1,547,312

Liabilities
Accounts payable and accrued liabilities		$68,226	$38,239
Debt, net	8	703,264	259,512
Maintenance deposits	2	103,464	45,394
Security deposits	2	27,257	19,947
Other liabilities		18,520	18,540
Total liabilities		$920,731	$381,632

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 75,771,738 and 75,750,943 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively)		758	758
Additional paid in capital		985,009	1,084,757
Accumulated deficit		(38,699)	(38,833)
Accumulated other comprehensive income		—	7,130
Shareholders' equity		947,068	1,053,812
Non-controlling interest in equity of consolidated subsidiaries		88,007	111,868
Total equity		1,035,075	1,165,680
Total liabilities and equity		$1,955,806	$1,547,312

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2017	2016	2015
Revenues
Equipment leasing revenues		$170,000	$101,949	$92,743
Infrastructure revenues		47,659	46,771	43,825
Total revenues	10	217,659	148,720	136,568

Expenses
Operating expenses		92,385	66,169	68,793
General and administrative		14,570	12,314	7,568
Acquisition and transaction expenses		7,306	6,316	5,683
Management fees and incentive allocation to affiliate	13	15,732	16,742	15,018
Depreciation and amortization	3, 5, 7	88,110	60,210	45,308
Interest expense		38,827	18,957	19,311
Total expenses		256,930	180,708	161,681

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	6	(1,601)	(5,992)	(6,956)
Gain on sale of assets, net		18,281	5,941	3,419
Loss on extinguishment of debt		(2,456)	(1,579)	—
Asset impairment		—	(7,450)	—
Interest income		688	136	579
Other income		3,073	602	26
Total other income (expense)		17,985	(8,342)	(2,932)

Loss before income taxes		(21,286)	(40,330)	(28,045)
Provision for income taxes	12	1,954	268	586
Net loss		(23,240)	(40,598)	(28,631)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(23,374)	(20,534)	(16,805)
Net income (loss) attributable to shareholders		$134	$(20,064)	$(11,826)

Basic and Diluted Earnings (Loss) per Share	15	$—	$(0.26)	$(0.18)

Weighted Average Shares Outstanding:
Basic		75,766,811	75,738,698	67,039,439
Diluted		75,766,811	75,738,698	67,039,439

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(23,240)	$(40,598)	$(28,631)
Other comprehensive loss:
Cash Flow Hedge:
Change in fair value of cash flow hedge	—	(97)	(117)
Available-for-Sale Securities:
Unrealized gain in available-for-sale securities	4,276	7,130	—
Reclassification of gains included in net income	(11,406)	—	—
Comprehensive loss	(30,370)	(33,565)	(28,748)
Comprehensive loss attributable to non-controlling interest	(23,374)	(20,534)	(16,805)
Comprehensive loss attributable to shareholders	$(6,996)	$(13,031)	$(11,943)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollar amounts in thousands, unless otherwise noted)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	$535	$613,683	$—	$214	$99,065	$713,497
Comprehensive (loss) income:						—
Net income (loss) for the period		6,943	(18,769)		(16,805)	(28,631)
Other comprehensive loss			—	(117)	—	(117)
Total comprehensive loss		6,943	(18,769)	(117)	(16,805)	(28,748)
Capital contributions		295,879			37,826	333,705
Capital distributions		(44,917)			(321)	(45,238)
Issuance of common shares	222	348,929			—	349,151
Dividends declared		(36,343)			—	(36,343)
Equity-based compensation		24			4,638	4,662
Equity - December 31, 2015	$757	$1,184,198	$(18,769)	$97	$124,403	$1,290,686
Comprehensive (loss) income:
Net loss for the period			(20,064)		(20,534)	(40,598)
Other comprehensive loss			—	7,033	—	7,033
Total comprehensive loss			(20,064)	7,033	(20,534)	(33,565)
Capital contributions					12,121	12,121
Settlement of equity-based compensation					(200)	(200)
Issuance of common shares	1	336			—	337
Dividends declared		(99,977)			(50)	(100,027)
Equity-based compensation		200			(3,872)	(3,672)
Equity - December 31, 2016	$758	$1,084,757	$(38,833)	$7,130	$111,868	$1,165,680
Comprehensive loss:
Net income (loss) for the period			134		(23,374)	(23,240)
Other comprehensive income			—	(7,130)	—	(7,130)
Total comprehensive (loss) income			134	(7,130)	(23,374)	(30,370)
Capital contributions					1,296	1,296
Capital distributions					(254)	(254)
Transfer of non-controlling interest					(2,798)	(2,798)
Settlement of equity-based compensation					(74)	(74)
Dividends declared		(100,058)			—	(100,058)
Issuance of common shares	—	310			—	310
Equity-based compensation		—			1,343	1,343
Equity - December 31, 2017	$758	$985,009	$(38,699)	$—	$88,007	$1,035,075

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(23,240)	$(40,598)	$(28,631)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	1,601	5,992	6,956
Gain on sale of assets, net	(18,281)	(5,941)	(3,419)
Security deposits and maintenance claims included in earnings	(60)	(300)	(439)
Loss on extinguishment of debt	2,456	1,579	—
Equity-based compensation	1,343	(3,672)	4,662
Depreciation and amortization	88,110	60,210	45,308
Gain on settlement of liabilities	(1,093)	—	—
Asset impairment	—	7,450	—
Change in current and deferred income taxes	227	(387)	61
Change in fair value of non-hedge derivative	(1,022)	3	14
Amortization of lease intangibles and incentives	8,306	5,447	7,016
Amortization of deferred financing costs	4,202	2,576	1,469
Operating distributions from unconsolidated entities	—	30	209
Bad debt expense	701	158	676
Other	732	86	(250)
Change in:
Accounts receivable	(12,001)	(7,980)	(5,940)
Other assets	6,475	(8,584)	(5,057)
Accounts payable and accrued liabilities	10,266	7,726	3,180
Management fees payable to affiliate	899	457	(1,168)
Other liabilities	(1,124)	6,651	(1,119)
Net cash provided by operating activities	68,497	30,903	23,528

Cash flows from investing activities:
Change in restricted cash	32,036	(2,349)	(526)
Investment in notes receivable	—	(3,066)	(14,869)
Investment in unconsolidated entities and available for sale securities	(30,310)	(28,784)	—
Principal collections on finance leases	473	2,513	20,292
Acquisition of leasing equipment	(425,769)	(200,640)	(165,090)
Acquisition of property plant and equipment	(116,031)	(57,371)	(96,028)
Acquisition of lease intangibles	(10,149)	(4,527)	(2,446)
Purchase deposit for aircraft and aircraft engines	(12,299)	(13,681)	—
Proceeds from sale of finance leases	—	71,000	—
Proceeds from sale of leasing equipment	91,130	22,885	13,625
Proceeds from sale of available-for-sale securities	30,238	—	—
Proceeds from sale of property, plant and equipment	51	490	893
Proceeds from sale of equipment held for sale	—	—	—
Proceeds from deposit on sale of leasing equipment	400	250	500
Return of deposit on sale of leasing equipment	—	(250)	—
Return of capital distributions from unconsolidated entities	—	432	3,728
Net cash used in investing activities	$(440,230)	$(213,098)	$(239,921)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from debt	$567,191	$110,658	$200
Repayment of debt	(125,223)	(160,166)	(23,761)
Payment of other liabilities to non-controlling interest holder	—	(1,000)	—
Payment of deferred financing costs	(3,377)	(4,246)	(136)
Receipt of security deposits	7,290	3,815	2,060
Return of security deposits	(3,231)	(316)	(960)
Receipt of maintenance deposits	27,049	14,804	10,149
Release of maintenance deposits	(6,270)	(6,255)	(14,764)
Proceeds from issuance of common shares, net of underwriter's discount	—	—	354,057
Common shares issuance costs	—	—	(2,998)
Capital contributions from shareholders	—	—	295,879
Capital distributions to shareholders	—	—	(44,917)
Capital contributions from non-controlling interests	35	11,480	37,826
Capital distributions to non-controlling interests	(254)	—	(321)
Settlement of equity-based compensation	(74)	(200)	—
Cash dividends	(100,058)	(100,027)	(36,343)
Net cash provided by (used in) financing activities	$363,078	$(131,453)	$575,971

Net (decrease) increase in cash and cash equivalents	(8,655)	(313,648)	359,578
Cash and cash equivalents, beginning of period	68,055	381,703	22,125
Cash and cash equivalents, end of period	$59,400	$68,055	$381,703

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$25,068	$13,150	$18,566
Cash paid for taxes	$1,726	$654	$507

Supplemental disclosure of non-cash investing and financing activities:
Restricted cash proceeds from borrowings of debt	$—	$44,342	$—
Proceeds from borrowings of debt	108,339	—	—
Repayment and settlement of debt	(102,352)	—	—
Acquisition of leasing equipment	(35,332)	(7,724)	(5,408)
Acquisition of property, plant and equipment	(37,281)	(12,184)	(203)
Financing of property, plant and equipment	—	5,321	—
Settled and assumed security deposits	3,312	758	2,388
Billed, assumed and settled maintenance deposits	37,292	6,350	(1,146)
Deferred financing costs	(8,802)	(2,884)	—
Non-cash contribution of non-controlling interest	1,261	641	—
Transfer of non-controlling interest	(2,798)	—	—
Common share issuance costs	—	—	(1,908)
Equity compensation to non-controlling interest	1,343	(3,872)	4,638
Change in fair value of cash flow hedge	—	(97)	(117)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of i) aviation equipment, ii) offshore energy equipment and iii) shipping containers. The Company also owns and operates i) a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), iii) a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”), and iv) a multi-modal terminal located along the Ohio River with multiple industrial development opportunities (“Long Ridge”). The Company has six reportable segments, i) Aviation Leasing, ii) Offshore Energy, iii) Shipping Containers, iv) Jefferson Terminal, v) Railroad and vi) Ports and Terminals, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 14).
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
Principles of Consolidation—The Company consolidates all entities in which it has a controlling interest and in which it has control over significant operating decisions, as well as variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
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
During the year ended December 31, 2016, the Company determined not to proceed with the purchase of the Vessel. The shipbuilder delivered a notice of termination of the shipbuilding contract to MT6015 in July 2016. Correspondingly, in the

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

second quarter of 2016, the Company recorded an impairment in its MT6015 investment of $7,450. The shipbuilder has no further recourse to the Company.
During the year ended December 31, 2017, the Company entered into a settlement arrangement whereby the holder of the non-controlling interest settled its $3,725 loan due to the Company by transferring its interest in the subsidiary of the Company, and the note payable due to the holder of the non-controlling interest was extinguished. The settlement resulted in a net gain of $1,093 recorded in other income. Refer to Note 8 for further details.
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
As of December 31, 2017 and 2016, the Company’s investment in JGP was $24,920 and $3,266, respectively, which is included in investments on the Company’s balance sheet.  Refer to Note 6 for further details.
Delaware River Partners LLC
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. The Company currently holds a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. The Company has the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, the Company concluded that 8% of the 10% interest held by the non-controlling party did not share in the risks or rewards of true equity; and, therefore upon acquisition $5,321 was recorded in other liabilities on the Company’s Consolidated Balance Sheets. The remaining 2% economic non-controlling interest was valued at $641 at the acquisition date. Refer to Note 5 for details.
Ohio River Partners LLC
On June 16, 2017, the Company, through Ohio River Partners Shareholders LLC (“ORP”), a consolidated subsidiary, purchased the assets of Long Ridge which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. The Company purchased 100% of the interests in these assets. ORP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Restricted Cash—Restricted cash of $33,406 and $65,441 as of December 31, 2017 and December 31, 2016, respectively, consists of prepaid interest and principal pursuant to the requirements of certain of the Company’s debt agreements (Note 8), and funds set aside for qualifying constructions projects at Jefferson Terminal.
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
Inventory—Crude oil is carried at the lower of cost or net realizable value on the Company’s balance sheet. Crude oil is removed from inventory based on the average cost at the time of sale. At December 31, 2017 the Company had crude oil inventory of $8,877. The Company records its inventory as a component of other assets on the accompanying Consolidated Balance Sheets.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	20% of new build cost
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None
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
Capitalized Interest—The interest cost associated with major development, construction projects and tax exempt bonds is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. The Company capitalized interest of $2,618, $2,721 and $2,128 during the years ended December 31, 2017, 2016 and 2015, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, $4,963, $3,659 and $3,643, of repairs and maintenance expense, respectively, were recorded in operating expenses in the accompanying Consolidated Statements of Operations.
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
Maintenance Payments—Typically, under an operating lease of aircraft, the lessee is responsible for performing all maintenance and is generally required to make maintenance payments to the Company for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft or engine. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending on the component, and are generally required to be made monthly in arrears. If a lessee is making monthly maintenance payments, the Company would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following the completion of the relevant work.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Goodwill —Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116,584 as of December 31, 2017 and December 31, 2016.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
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
Although the Company believes the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of the impairment review. If the forecasts of cash flows generated by the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect the Company’s operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for both the heavy and light crude and refined products during 2018. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast.
Furthermore, development of both inbound and outbound pipelines to/from the Jefferson Terminal over the next two years will affect our forecasted growth and therefore our estimated fair value. We expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2018. The Company’s estimated fair value exceeded carrying value by greater than 15%.
For the years ended December 31, 2017, 2016, and 2015 there was no impairment of goodwill.
Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and existing customer relationships acquired in connection with the acquisitions of CMQR and Jefferson Terminal.
In accounting for acquired leasing equipment, the Company makes estimates about the fair value of the acquired leases. In determining the fair value of these leases, the Company makes assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into rental income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which ranged from two to 54 months as of December 31, 2017, and are recorded as a component of equipment leasing revenues in the accompanying Consolidated Statements of Operations.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $11,423 and $6,489 as of December 31, 2017 and December 31, 2016, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. Amortization expense of $4,202, $2,576 and $1,469 for the years ended December 31, 2017, 2016 and 2015, respectively, are included as a component of interest expense in the accompanying Consolidated Statements of Operations.
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
Finance Lease—The Company owns one anchor handling tug supply vessel subject to a finance lease, as of December 31, 2017 and 2016. This lease generally includes a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
Infrastructure Revenues
Rail Revenues—Rail revenues are recognized proportionally as freight moves from origin to destination. Other miscellaneous revenues, such as unloading and switching revenue, are recognized as the service is performed or contractual obligations are met.
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
Lease Revenues—Ports and Terminals revenue are recognized as various tenants lease out storage space including equipment, piping and frac sand. Lease revenue is recognized based on the terms of the lease agreement.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance lease and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the year ended December 31, 2016, the Company earned approximately 10% of its revenue from one customer in the Jefferson Terminal segment. During the year ended December 31, 2015, the Company earned approximately 21% of its revenue from one customer in the Offshore Energy segment and one in the Jefferson Terminal segment. During the year ended December 31, 2017, no customer accounted for 10% of the Company’s revenue.
As of December 31, 2017, accounts receivable from two customers in the Offshore Energy segment each represented 17% and 10% of total accounts receivable, net. As of December 31, 2016, accounts receivable from two customers in the Offshore Segment each represented 22% and 18% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at December 31, 2017 and December 31, 2016 was $983 and $418, respectively. Bad debt expense was $701, $158, and $676 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Derivative Financial Instruments—In the normal course of business the Company may utilize interest rate derivatives to manage its exposure to interest rate risks, principally related to the hedging of variable rate interest payments on various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. In connection with its debt obligations, the Company entered into one interest rate derivative designated as a cash flow hedge and one non-hedge derivative. The Company terminated both derivatives during the first quarter of 2016 when the related debt obligations were paid in full. For the interest rate derivative designated as a cash flow hedge, all remaining net gains or losses in accumulated other comprehensive income at the date of termination were reclassified into earnings during the year ended December 31, 2016. In 2017 the Company entered into short-term forward crude contracts. The fair value of the short-term derivative asset at December 31, 2017 and 2016 was $1,022 and $0, respectively, recorded in other assets.
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
Other Assets—Other assets is primarily comprised of inventory of crude oil of $8,877 and $0, notes receivables of $2,623 and $22,469, leasing equipment purchase deposits of $12,299 and $13,701, lease incentives of $23,811 and $3,556, capitalized costs for potential acquisitions of $97 and $2,116, prepaid expenses of $4,149 and $3,440, and receivables of $1,760 and $21,501 as of December 31, 2017 and December 31, 2016, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. In both the fourth quarters ended December 31, 2017 and 2016, the Board of Directors declared a cash dividend of $0.33 per share, totaling $1.32 of dividends per share for each of the years ended December 31, 2017 and 2016.
Recent Accounting Pronouncements—In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and the previous parameters for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  The Company adopted ASU 2015-11 on January 1, 2017 and the adoption of this standard did not have a material impact on our financial statements.
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
Unadopted Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) which clarify the guidance on reporting revenue as a principal versus agent, identifying and disclosing performance obligations, accounting for intellectual property licenses, and assessing collectibility, present sales tax, treating noncash consideration. The Company has identified and evaluated relevant revenue contracts within the scope of the guidance. As the Company’s primary source of revenues is from its leasing contracts, subject to ASU 2016-02, Leases, management has concluded that the adoption of this ASU will not result in a material impact on its consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies (COLIs); (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; (viii) and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments ASU 2016-16 require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

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
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amends the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in ASU 2017-05 also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. ASU 2017-05 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.
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

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2017	2016
Leasing equipment	$1,217,862	$849,565
Less: Accumulated depreciation	(143,732)	(84,110)
Leasing equipment, net	$1,074,130	$765,455
During the year ended December 31, 2017, the Company acquired 25 aircraft and 58 commercial jet engines, and sold 3 aircraft and 14 commercial jet engines. During the year ended December 31, 2016, the Company acquired 9 aircraft and 28 commercial jet engines, and sold 1 aircraft and 4 commercial jet engines. The Company recognized gains of $7,188 and $5,214 related to the sale of these assets in the years ended December 31, 2017 and 2016, respectively, which were recorded in Gains on Sale of Assets in the Company’s Consolidated Statement of Operations.
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Depreciation expense for leasing equipment	$69,331	$43,886	$30,624

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

4.	FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	December 31,
	2017	2016
Finance leases	$16,015	$18,022
Unearned revenue	(6,771)	(8,305)
Finance leases, net	$9,244	$9,717
During the first quarter of 2016, the Company completed the sale of approximately 42,000 shipping containers that were subject to direct finance leases for a modest gain.
As of December 31, 2017, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2018	$2,008
2019	2,008
2020	2,013
2021	2,008
2022	2,008
Thereafter	5,970
Total	$16,015

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2017	2016
Land, site improvements and rights	$74,268	$57,617
Construction in progress	100,420	49,605
Buildings and improvements	9,807	2,750
Terminal machinery and equipment	299,444	236,652
Track and track related assets	35,371	22,948
Railroad equipment	1,057	1,091
Railcars and locomotives	3,429	2,909
Computer hardware and software	3,105	388
Furniture and fixtures	544	405
Vehicles	1,480	985
	528,925	375,350
Less: Accumulated depreciation	(40,605)	(26,002)
Spare parts	1,629	2,833
Property, plant and equipment, net	$489,949	$352,181
During the years ended December 31, 2017 and 2016, additional property, plant and equipment of $152,263 and $65,780 was acquired, respectively, primarily consisting of the purchase of land, construction in progress, terminal machinery and equipment, and railcars and locomotives.
On July 1, 2016, the Company, through one of its consolidated subsidiaries, purchased the assets of Repauno for a cash purchase price of approximately $24,000. These amounts consist primarily of land, a storage cavern, riparian rights for the acquired land, site improvements and rights. As part of the transaction, additional amounts of $13,991 were capitalized for costs directly related to the purchase, including costs for legal advice, exploratory diligence, and regulatory permitting costs in an effort to close the transaction and pre-acquisition services provided by our third party shareholder in exchange for a minority interest. As of December 31, 2017 and 2016, Repauno is part of the Ports and Terminals segment.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

On June 16, 2017, the Company, through one of its consolidated subsidiaries, purchased the assets of Long Ridge for $30,000. The assets acquired consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. As part of the transaction, additional amounts of $2,335 were capitalized for costs directly related to the purchase, including costs for legal advice, exploratory diligence, and regulatory permitting. Long Ridge is part of the Ports and Terminals segment as of December 31, 2017.
During the year ended December 31, 2017, disposals of property, plant and equipment totaled $108. During the year ended December 31, 2016, disposals of property, plant and equipment totaled $490, mainly related to railroad equipment, vehicles, and furniture and fixtures.
Depreciation expense for property, plant and equipment is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Depreciation expense for property, plant and equipment	$15,181	$12,726	$11,099

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2017	December 31, 2016
Listed securities	Available-for-sale	—%	$—	$17,630
Advanced Engine Repair JV	Equity method	25%	13,724	15,000
JGP Energy Partners LLC	Equity method	50%	24,920	3,266
Intermodal Finance I, Ltd.	Equity method	51%	3,894	4,082
			$42,538	$39,978
The following table presents a rollforward of the Company’s available-for-sale securities:

Available-for-Sale Securities
December 31, 2015	$—
Purchases	10,500
Unrealized gain	7,130
December 31, 2016	17,630
Purchases	8,332
Unrealized gain	4,276
Sale	(30,238)
December 31, 2017	$—

Cost	$—
The Company realized a gain of $11,406 on the sale of the available-for-sale securities during the year ended December 31, 2017, recorded in Gain on Sale of Assets in the Company’s Consolidated Statement of Operations.
The Company did not recognize any other-than-temporary impairments for the year ended December 31, 2017.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15,000 for 25% interest in an advanced engine repair joint venture. The Company will focus on developing new costs savings programs for engine repairs. The Company exercises significant influence over this investment and accounts for this investment as an equity method investment. The Company’s proportionate share of equity in losses was $1,276 and $0 for the years ended December 31, 2017 and 2016, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

JGP
In 2016, the Company initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method. The Company’s proportionate share of equity in losses was $322 and $18 for the years ended December 31, 2017 and 2016, respectively.
The table below presents summarized financial information for the Company’s equity method investments, excluding Intermodal Finance I, Ltd:

Balance Sheet	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$9,904	$14,806
Prepaid expenses	1,181	3,080
Accounts receivable	1,282	7,844
Intangible asset	45,000	45,000
Property, plants and equipment	50,042	$6,924
Total assets	$107,409	$77,654

Liabilities
Accounts payable and accrued liabilities	$2,736	$3,277
Total liabilities	2,736	3,277

Equity
Shareholders’ equity	110,520	74,414
Retained earnings	(5,847)	(37)
Total equity	104,673	74,377

Total liabilities and equity	$107,409	$77,654

	Year Ended
Income Statement	December 31, 2017	December 31, 2016
Revenue	$1,220	$—
Total Revenue	1,220	—
Expenses
Research and development cost	$4,073	$—
Operating expense	1,291	37
General and administrative expenses	1,328	—
Depreciation and amortization	336	$—
Total Expenses	$7,028	$37

Loss before income taxes	(5,808)	(37)
Provision for income taxes	—	—
Net loss	$(5,808)	$(37)
Company’s share of loss	$(1,228)	$(16)

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
As of December 31, 2017, Intermodal owns a portfolio of multiple finance leases, representing five customers and comprising approximately 24,000 shipping containers, as well as a portfolio of approximately 10,000 shipping containers subject to multiple operating leases. During the years ended December 31, 2017, 2016 and 2015, Intermodal Finance I, Ltd. recorded an asset impairment charge of $0, $6,016 and $20,604, respectively, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected. The Company's proportionate share of the impairment charge was $0, $3,068 and $10,508 based on its 51% ownership percentage for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s proportionate share of equity in (losses) earnings was $(189), $(5,974), $(6,956) for the years ended December 31, 2017, 2016, and 2015, respectively.
The audited consolidated financial statements of Intermodal as of and for the years ended December 31, 2017, 2016, and 2015, are presented herein.

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	December 31, 2017
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$36,747	$—	$—	$36,747
Less: Accumulated amortization	(20,452)	—	—	(20,452)
Acquired favorable lease intangibles, net	16,295	—	—	16,295
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(11,825)	(165)	(11,990)
Acquired customer relationships, net	—	23,688	60	23,748
Total intangible assets, net	$16,295	$23,688	$60	$40,043

Intangible liabilities
Acquired unfavorable lease intangibles	$2,732	$—	$—	$2,732
Less: Accumulated amortization	(1,374)	—	—	(1,374)
Acquired unfavorable lease intangibles, net	$1,358	$—	$—	$1,358

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
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2017	2016	2015
Lease intangibles	Equipment leasing revenues	$4,716	$4,979	$6,774
Customer relationships	Depreciation and amortization	3,598	3,598	3,585
Total		$8,314	$8,577	$10,359
As of December 31, 2017, estimated net annual amortization of intangibles is as follows:

Total
2018	$9,997
2019	7,771
2020	6,388
2021	5,001
2022	3,596
Thereafter	5,932
Total	$38,685

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

8.	DEBT, NET
The Company’s debt, net is summarized as follows:

	December 31, 2017	December 31, 2016
Loans payable
FTAI Pride Credit Agreement	$53,993	$60,937
CMQR Credit Agreement	22,800	12,625
Jefferson Terminal Credit Agreement	—	—
Revolving Credit Facility	—	—
Total loans payable	76,793	73,562
Bonds payable
Series 2012 Bonds (including unamortized premium of $1,639 and $1,697 at December 31, 2017 and December 31, 2016, respectively)	44,404	45,887
Series 2016 Bonds	144,200	144,200
Senior Notes (including unamortized discount of $6,506 and unamortized premium of $5,796 at December 31, 2017)	449,290	—
Total bonds payable	637,894	190,087
Note payable to non-controlling interest
Note payable to non-controlling interest	—	2,352
Total note payable to non-controlling interest	—	2,352

Debt	714,687	266,001
Less: Debt issuance costs	(11,423)	(6,489)
Total debt, net	$703,264	$259,512

Total debt due within one year	$7,795	$8,078
FTAI Pride Credit Agreement—On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a financial institution for a term loan in an aggregate amount of $75,000. The loan proceeds were used in connection with the acquisition of an offshore construction vessel. The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1,562 beginning in the quarter ending December 31, 2015, through its maturity in 2019 and can be prepaid without penalty at any time. The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel and charter. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%.
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later.
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit increase the aggregate amount from $20,000 to $25,000 and to extend the maturity date to September 18, 2019. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of December 31, 2017 and 2016, was 3.95% and 3.21%, respectively.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Term Loan—On January 23, 2017, the Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loan are to be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Term Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018 subject to the Company’s right to elect a one-year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during the year ended December 31, 2017, the Company recorded a loss on extinguishment of debt of $2,456.
Senior Notes—On March 15, 2017, the Company issued $250,000 aggregate principal amount of 6.75% senior unsecured notes due 2022 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 15, 2017, between the Company and U.S. Bank National Association, as trustee. On August 23, 2017, the Company issued an additional $100,000 of Senior Notes. The additional notes issued on August 23, 2017 were issued at an offering price of 102.75% of the principal amount plus accrued interest from March 15, 2017 to the date of issuance. On December 20, 2017, the Company issued an additional $100,000 of Senior Notes. The additional notes issued on December 20, 2017 were issued at an offering price of 103.25% of the principal amount plus accrued interest from September 15, 2017.
The Senior Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2017, to persons who are registered holders of the Senior Notes on the immediately preceding March 1 and September 1, respectively.
The Senior Notes mature on March 15, 2022. Prior to March 15, 2020, the Company may redeem some or all of the Senior Notes at a redemption price equal to 100.00% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, plus a “make-whole” premium.  On or after March 15, 2020, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices equal to (i) 105.063% beginning on March 15, 2020, and (ii) 100.00% beginning on March 15, 2021 and thereafter, plus, in each case, accrued and unpaid interest, if any, to, but not including, the applicable redemption date.  In addition, at any time on or prior to March 15, 2020, the Company may at any time redeem up to 40% of the aggregate principal amount of the Senior Notes using net proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
The Company used a portion of the proceeds to fully repay all outstanding indebtedness under the Company’s Term Loan in the amount of $100,000, payment of fees related to the issuance of Senior Notes, and to fund the purchase of additional investments. The Company intends to use the remainder of the proceeds for general corporate purposes, including the funding of future investments.
Revolving Credit Facility—On June 16, 2017, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility provides for revolving loans in the aggregate principal amount of up to $75,000, of which $25,000 may be utilized for the issuance of letters of credit. The proceeds drawn on this facility will be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions and other investments. The Revolving Credit Facility is secured by the capital stock of certain direct subsidiaries of the Company as defined in the related credit agreement.
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
At December 31, 2017, the Company had no borrowings outstanding under the Revolving Credit Facility.

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
The Company was in compliance with all debt covenants as of December 31, 2017.
As of December 31, 2017, scheduled principal repayments under the Company’s debt agreements for the next five years and thereafter are summarized as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
FTAI Pride Credit Agreement	$6,250	$47,743	$—	$—	$—	$—	$53,993
CMQR Credit Agreement	—	22,800	—	—	—	—	22,800
Series 2012 Bonds (excluding unamortized premium of $1,639)	1,545	1,670	1,810	1,960	2,120	33,660	42,765
Series 2016 Bonds	—	—	144,200	—	—	—	144,200
Senior Notes	—	—	—	—	450,000	—	450,000
Total principal payments on loans and bonds payable	$7,795	$72,213	$146,010	$1,960	$452,120	$33,660	$713,758

9.	FAIR VALUE MEASUREMENTS
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2017	December 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$59,400	$59,400	$—	$—	Market
Restricted cash	33,406	33,406	—	—	Market
Total	$92,806	$92,806	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2016	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$68,055	$68,055	$—	$—	Market
Restricted cash	65,441	65,441	—	—	Market
Available-for-sale securities	17,630	17,630	—	—	Market
Total	$151,126	$151,126	$—	$—
At December 31, 2017 and December 31, 2016, the Company had no liabilities that were measured at fair value on a recurring basis.
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
At December 31, 2017 and December 31, 2016, the Company’s notes receivable included a $0 and $17,935, respectively, loan bearing interest at 10% related to a terminal site under development, collateralized by property at that site, which was settled in the acquisition of Long Ridge. At December 31, 2016, the Company’s notes receivable included, as a component of other assets on the accompanying Consolidated Balance Sheets, a $3,725 loan bearing interest at 12.0% made to the Company’s joint venture partner in MT 6015 (Note 2) which was collateralized by other property owned by the joint venture partner. During the third quarter of 2017, the Company entered into a settlement agreement for this loan more fully discussed in Note 2. The fair value of these notes receivable approximate carrying value and are classified as Level 2, which is within the fair value hierarchy.
At December 31, 2017, the Company recorded a derivative asset related to short-term forward crude contracts. The fair value of the short-term derivative asset of $1,022, recorded in other assets, is classified as Level 3 within the fair value hierarchy.
The fair value of Series 2012 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $45,691 and $46,488, respectively, at December 31, 2017 and December 31, 2016, based upon market prices for similar municipal securities. The fair value of Series 2016 bonds, reported in debt, net on the Consolidated Balance Sheets, was approximately $150,329 and $149,575 at December 31, 2017 and December 31, 2016, respectively, based upon market prices for similar municipal securities. The fair value of the Senior Notes, reported in debt, net on the Consolidated Balance Sheets, was approximately $449,290 as of December 31, 2017 as the carrying value approximates the market prices. The fair values of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.

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

10.	REVENUES
Components of revenue are as follows:

	Year Ended December 31, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Equipment leasing revenues
Lease income	$91,103	$8,433	$—	$—	$—	$—	$—	$99,536
Maintenance revenue	65,651	—	—	—	—	—	—	65,651
Finance lease income	—	1,536	—	—	—	—	—	1,536
Other revenue	39	3,138	100	—	—	—	—	3,277
Total equipment leasing revenues	156,793	13,107	100	—	—	—	—	170,000
Infrastructure revenues
Lease income	—	—	—	—	—	1,111	—	1,111
Rail revenues	—	—	—	—	32,607	—	—	32,607
Terminal services revenues	—	—	—	10,229	—	—	—	10,229
Other revenue	—	—	—	—	—	3,712	—	3,712
Total infrastructure revenues	—	—	—	10,229	32,607	4,823	—	47,659
Total revenues	$156,793	$13,107	$100	$10,229	$32,607	$4,823	$—	$217,659

	Year Ended December 31, 2016
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Equipment leasing revenues
Lease income	$66,024	$3,712	$—	$—	$—	$—	$—	$69,736
Maintenance revenue	28,697	—	—	—	—	—	—	28,697
Finance lease income	—	1,610	1,113	—	—	—	—	2,723
Other revenue	687	6	100	—	—	—	—	793
Total equipment leasing revenues	95,408	5,328	1,213	—	—	—	—	101,949
Infrastructure revenues
Lease income	—	—	—	—	—	32	—	32
Rail revenues	—	—	—	—	30,837	—	—	30,837
Terminal services revenues	—	—	—	15,902	—	—	—	15,902
Total infrastructure revenues	—	—	—	15,902	30,837	32	—	46,771
Total revenues	$95,408	$5,328	$1,213	$15,902	$30,837	$32	$—	$148,720

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Equipment leasing revenues
Lease income	$42,924	$21,959	$—	$—	$—	$—	$—	$64,883
Maintenance revenue	17,286	—	—	—	—	—	—	17,286
Finance lease income	—	1,665	7,082	—	—	—	—	8,747
Other revenue	1,120	607	100	—	—	—	—	1,827
Total equipment leasing revenues	61,330	24,231	7,182	—	—	—	—	92,743
Infrastructure revenues
Lease income	—	—	—	4,620	—	—	—	4,620
Rail revenues	—	—	—	—	25,550	—	—	25,550
Terminal services revenues	—	—	—	13,655	—	—	—	13,655
Total infrastructure revenues	—	—	—	18,275	25,550	—	—	43,825
Total revenues	$61,330	$24,231	$7,182	$18,275	$25,550	$—	$—	$136,568
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of December 31, 2017:

Total
2018	$118,784
2019	77,243
2020	55,474
2021	37,306
2022	19,431
Thereafter	8,535
Total	$316,773

11.	EQUITY-BASED COMPENSATION
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
As of December 31, 2017, the Incentive Plan provides for the issuance of up to 30 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense (income) related to its stock-based compensation arrangements:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2017	2016	2015
Stock Options	$—	$—	$24	$—
Restricted Shares	318	(4,051)	3,432	506
Common Units	1,025	379	1,206	594
Total	$1,343	$(3,672)	$4,662	$1,100

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

Expected volatility	Due to the lack of historical data for the Company’s own stock, the Company has based its expected volatility on a representative peer group with similar business characteristics.	28%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	2.4%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.50%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	5 years

	Options	Weighted-Average Exercise Price (per share)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Stock options outstanding at January 1, 2017	15,000	$16.98	$—	8.40
Granted	—
Exercised	—
Forfeited and canceled	—
Stock options outstanding and exercisable as of December 31, 2017	15,000	$16.98	$—	7.38
Restricted Shares

	Restricted Shares	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Restricted shares outstanding at January 1, 2017	1,302,388	$19.06	$24,817	0.74
Granted	31,430	17.98	565	4.00
Less: vested	13,097	19.10	250	N/A
Less: forfeited and canceled	1,250,000	19.10	23,875	N/A
Restricted shares outstanding and exercisable as of December 31, 2017	70,721	$19.06	$1,257	3.28
The Company granted equity based compensation awards in a subsidiary consisting of 1.3 million restricted shares in exchange for services. The first award for 1.25 million restricted shares had a grant date fair value of $23,879. The fair value was determined on the grant date, August 27, 2014, using the market approach assuming no forfeitures. The shares vest in three tranches over three years, subject to continued employment and achievement of three separate performance conditions based on EBITDA for that subsidiary. The compensation expense will be recognized ratably over the remaining service period when it is probable that the performance conditions will be achieved and expires in August 2017. During the year ended December 31, 2016, the achievement of all performance conditions was deemed not probable and, accordingly, the $4,402 expense previously recognized was reversed in operating expenses in the Consolidated Statement of Operations. During the year ended December 31, 2017, 1.25 million restricted shares became ineligible for vesting due to i) the expiration of the award agreement and ii) certain performance conditions that were not reached. These shares had a grant date fair value of $23,879. This expiration had no impact on the Company’s financial statements for the year ended December 31, 2017.
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
The fourth award of 31,340 restricted shares had a grant date fair value of $495. The fair value was determined on the grant date using the discounted cash flows model. The shares vest ratably through the fourth anniversary of the grant date, subject to continued employment through May 2021. The compensation expense will be recognized ratably through the fourth anniversary of the grant date.
The fair value of the third and fourth awards are based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement date.
Common Units

	Common Units	Weighted-Average Exercise Price (per share)	Aggregate Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Common units outstanding at January 1, 2017	83,333	$1.34	$113	0.77
Granted	1,025,050	1.00	1,025	1.24
Less: vested	535,858	1.63	873	N/A
Less: forfeited and canceled	—	—	—	N/A
Common units outstanding and exercisable as of December 31, 2017	572,525	$1.42	$265	1.70
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
The fair value of the 2014 and 2015 awards are based on the fair value of the operating subsidiary on each date of grant, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement dates.
In 2017, the Company granted equity based compensation in a subsidiary consisting of 520,000 common units that had a grant date fair value of $894 using a discounted cash flow model, which is determined based on the fair value of the operating segment on the grant date, estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date. The awards vest over a range of six to 48 months, provided the employee remains with the Company.
In 2017, the Company granted equity based compensation in a subsidiary consisting of 505,050 common units that had a grant date fair value of $505 in exchange for services assuming no forfeited amounts. The award vests in the following schedule: 50% on the grant date of the award, 25% in May of 2018 and the remaining 25% in May of 2019. The awards are equity based with compensation expense recognized ratably over the vesting periods. The fair value of the 2017 award was based on the fair value of the underlying entity as determined on the acquisition date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

12.	INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$1,551	$355	$86
State and local	145	112	45
Foreign	76	(176)	222
Total current provision	1,772	291	353

Deferred:
Federal	215	(50)	(79)
State and local	5	6	—
Foreign	(38)	21	312
Total deferred provision	182	(23)	233

Total provision for income taxes	$1,954	$268	$586
The Company is taxed as a flow-through entity for U.S. income tax purposes and its taxable income or loss generated is the responsibility of its owners. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
Income not subject to tax	98.2%	7.9%	25.2%
State and local taxes	(0.5)%	(0.2)%	(0.2)%
Foreign taxes	(0.2)%	0.9%	(1.9)%
Branch Profit Tax	(2.6)%	(0.3)%	(0.1)%
Change in Tax Rates	(6.9)%	—%	—%
Other	1.0%	(0.4)%	(0.1)%
Change in valuation allowance	(133.2)%	(43.6)%	(60.0)%
Provision for income taxes	(9.2)%	(0.7)%	(2.1)%
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$46,564	$42,337
Accrued expenses	1,684	1,642
Interest expense	9,727	8,334
Other	202	1,404
Total deferred tax assets	58,177	53,717
Less valuation allowance	(45,624)	(42,270)
Net deferred tax assets	12,553	11,447
Deferred tax liabilities:
Fixed assets	13,104	11,816
Net deferred tax liabilities	$(551)	$(369)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

Current and deferred tax assets and liabilities are reported net in other assets or other liabilities in the Consolidated Balance Sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company has analyzed its deferred tax assets and has determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2017 and December 31, 2016 of $45,624 and $42,270, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2017	2016
Valuation allowance at beginning of period	$42,270	$24,786
Increase due to current year losses	27,549	17,484
Decrease due to change in tax rates	(24,195)	—
Valuation allowance at end of period	$45,624	$42,270
As of December 31, 2017 and 2016, certain corporate subsidiaries of the Company had U.S. federal net operating loss carryforwards of approximately $184,177 and $106,838, respectively, and $121,574 and $104,263, respectively, of various state and local net operating loss carryforwards that are available to offset future taxable income, if and when it arises. These net operating loss carryforwards begin to expire in the year 2034. As of December 31, 2017 and 2016, the Company also had net operating loss carryforwards for Canadian federal and provincial income taxes of $6,875 and $7,893, respectively, which will begin to expire in the year 2034. As of December 31, 2017 and 2016, the Company also had net operating loss carryforwards for Irish income tax purposes of $33,209 and $18,453, which can be carried forward indefinitely against future business income. The Company also has net operating losses for Malaysian income tax purposes of $968 as of December 31, 2017 which can be carried forward indefinitely. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the corporate subsidiaries’ ability to generate sufficient taxable income prior to the expiration of the carryforward period. In addition, the maximum annual use of net operating loss carryforwards may be limited in certain situations after changes in stock ownership occur.
The TCJA significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates. The Company has accounted for the effects of the TCJA for the year ended December 31, 2017 which relates to the re-measurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate. Due to the significant portion of the Company’s income that is not subject to entity level tax and the presence of a significant valuation allowance, the effects of the TCJA have had a minimal impact on the income tax provision for the year ended December 31, 2017.
As of and for the period ended December 31, 2017, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2014. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

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
Pre-IPO Management Agreement
The pre-IPO management fee was calculated at an annual rate of 1.25% for any Onshore Fund or Offshore Fund investor (collectively, the “Fund Investors”) with a capital commitment of at least $100 million and 1.50% for any capital commitment of less than $100 million, payable semi-annually in arrears. Commencing with the date of the initial closing of the Onshore Fund and the Offshore Fund and continuing through the third anniversary of their final closing (the “Fund Commitment Period”), this percentage was applied to the weighted average of all capital called, reduced for any return of capital resulting from the partial or complete disposition of any Portfolio Investment, as defined therein. During the year ended December 31, 2015, pre-IPO management fees were $3,873.

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
Certain employees of an affiliate of the Manager are or may become entitled to receive profit sharing arrangements from the Master GP, pursuant to which they receive a portion of the Master GP’s Incentive Return. The Company is not required to reimburse the Master GP for such amounts. During the year ended December 31, 2015 the Master GP did not incur any amounts payable to these employees under such profit sharing arrangements attributable to the operations of the Company.
Post-IPO Management Agreement and Other Incentive Allocation
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The post-IPO management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total post-IPO management fees for the years ended December 31, 2017, 2016, and 2015 were $15,218, $16,742, and $11,145 respectively.
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
A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the years ended December 31, 2017, 2016, and 2015.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. Capital Gains Incentive Allocation of $514, $0, and $0 was due to the Master GP for the years ended December 31, 2017, 2016, and 2015.
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
The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the years ended December 31, 2017, 2016, and 2015, expense reimbursement of $8,064, $7,301 and $4,119 was recorded in general and administrative expenses, respectively, and $6,295, $4,783 and $2,181 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations.
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
As of December 31, 2017 and 2016, no amounts were recorded as a receivable from the Manager. As of December 31, 2017 and 2016, amounts due to the Manager or its affiliates of $2,073 and $1,697, excluding accrued management fees, respectively, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, amounts due to the Manager or its affiliates of $1,228 and $1,347, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of December 31, 2017 and 2016, an affiliate of the Company’s Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at December 31, 2017 and 2016 was $66,242 and $74,904, respectively. For the years ended December 31, 2017, 2016, and 2015, the amount of this non-controlling interest share of net loss was $8,662, $7,647, and $7,950, respectively.
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
The Company’s reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. The Company has 6 reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. The Company’s reportable segments are (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad and (vi) Ports and Terminals. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to operating leases. Shipping Containers consists of an investment in an unconsolidated entity engaged in the leasing of shipping

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations. Ports and Terminals consists of Repauno, a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, a 1,660 acre multi-modal port located along the Ohio River with rail, dock and multiple industrial development opportunities. During the year ended December 31, 2017, the Company created the aforementioned Ports and Terminals segment. This updated segment has been reflected in the results for the year ended December 31, 2017 and accordingly, the segment results for the years ended December 31, 2016 and 2015 have been reclassified to conform to the new presentation.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Year Ended December 31, 2017

	Year ended December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$156,793	$13,107	$100	$—	$—	$—	$—	$170,000
Infrastructure revenues	—	—	—	10,229	32,607	4,823	—	47,659
Total revenues	156,793	13,107	100	10,229	32,607	4,823	—	217,659

Expenses
Operating expenses	6,247	15,833	9	31,213	29,966	9,117	—	92,385
General and administrative	—	—	—	—	—	—	14,570	14,570
Acquisition and transaction expenses	441	—	—	—	—	—	6,865	7,306
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	15,732	15,732
Depreciation and amortization	61,795	6,427	—	16,193	2,037	1,658	—	88,110
Interest expense	—	3,670	—	13,568	1,029	1,088	19,472	38,827
Total expenses	68,483	25,930	9	60,974	33,032	11,863	56,639	256,930

Other income (expense)
Equity in losses of unconsolidated entities	(1,276)	—	(4)	(321)	—	—	—	(1,601)
Gain (loss) on sale of assets	7,188	11,405	—	—	(312)	—	—	18,281
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	297	15	—	376	—	—	—	688
Other income	—	1,093	—	1,980	—	—	—	3,073
Total other income (expense)	6,209	12,513	(4)	2,035	(312)	—	(2,456)	17,985
Income (loss) before income taxes	94,519	(310)	87	(48,710)	(737)	(7,040)	(59,095)	(21,286)
Provision for (benefit from) income taxes	1,966	11	(65)	42	—	—	—	1,954
Net income (loss)	92,553	(321)	152	(48,752)	(737)	(7,040)	(59,095)	(23,240)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	697	(526)	—	(22,991)	(70)	(484)	—	(23,374)
Net income (loss) attributable to shareholders	$91,856	$205	$152	$(25,761)	$(667)	$(6,556)	$(59,095)	$134

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year ended December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$92,637	$216	$87	$(27,016)	$19	$(6,257)	$(49,285)	$10,401
Add: Non-controlling share of adjustments to Adjusted Net Income								558
Add: Equity in losses of unconsolidated entities								(1,601)
Add: Cash payments for income taxes								1,726
Less: Incentive allocations								(514)
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,601
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								1,022
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(2,456)
Less: Acquisition and transaction expenses								(7,306)
Less: Equity-based compensation								(1,343)
Less: Provision for income taxes								(1,954)
Net loss attributable to shareholders								$134
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year ended December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Africa	$9,993	$—	$—	$—	$—	$—	$—	$9,993
Asia	45,794	5,974	100	—	—	—	—	51,868
Europe	84,023	5,597	—	—	—	—	—	89,620
North America	16,278	1,536	—	10,229	32,607	4,823	—	65,473
South America	705	—	—	—	—	—	—	705
Total revenues	$156,793	$13,107	$100	$10,229	$32,607	$4,823	$—	$217,659

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

II. For the Year Ended December 31, 2016

	Year Ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$95,408	$5,328	$1,213	$—	$—	$—	$—	$101,949
Infrastructure revenues	—	—	—	15,902	30,837	32	—	46,771
Total revenues	95,408	5,328	1,213	15,902	30,837	32	—	148,720

Expenses
Operating expenses	4,609	11,014	43	21,886	27,975	628	14	66,169
General and administrative	—	—	—	—	—	—	12,314	12,314
Acquisition and transaction expenses	80	—	—	400	—	—	5,836	6,316
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	16,742	16,742
Depreciation and amortization	36,369	6,411	—	15,500	1,926	4	—	60,210
Interest expense	—	3,747	410	13,501	754	545	—	18,957
Total expenses	41,058	21,172	453	51,287	30,655	1,177	34,906	180,708

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(5,974)	(18)	—	—	—	(5,992)
Gain on sale of assets	5,214	—	304	—	423	—	—	5,941
Loss on extinguishment of debt	—	—	—	(1,579)	—	—	—	(1,579)
Asset impairment	—	(7,450)	—	—	—	—	—	(7,450)
Interest income (expense)	142	13	—	(19)	—	—	—	136
Other income	—	—	—	602	—	—	—	602
Total other income (expense)	5,356	(7,437)	(5,670)	(1,014)	423	—	—	(8,342)
Income (loss) before income taxes	59,706	(23,281)	(4,910)	(36,399)	605	(1,145)	(34,906)	(40,330)
Provision (benefit) for income taxes	267	—	(86)	74	—	13	—	268
Net income (loss)	59,439	(23,281)	(4,824)	(36,473)	605	(1,158)	(34,906)	(40,598)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	435	(4,368)	—	(16,456)	23	(157)	(11)	(20,534)
Net income (loss) attributable to shareholders	$59,004	$(18,913)	$(4,824)	$(20,017)	$582	$(1,001)	$(34,895)	$(20,064)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year Ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$58,768	$(15,188)	$(1,838)	$(21,249)	$941	$(993)	$(29,073)	$(8,632)
Add: Non-controlling share of adjustments to Adjusted Net Income								2,945
Add: Equity in losses of unconsolidated entities								(5,992)
Add: Cash payments for income taxes								654
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								2,905
Less: Asset impairment charges								(7,450)
Less: Changes in fair value of non-hedge derivative instruments								(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(1,579)
Less: Acquisition and transaction expenses								(6,316)
Less: Equity-based compensation income								3,672
Less: Provision for income taxes								(268)
Net loss attributable to shareholders								$(20,064)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Africa	$12,344	$—	$—	$—	$—	$—	$—	$12,344
Asia	42,999	3,470	885	—	—	—	—	47,354
Europe	30,508	248	—	—	—	—	—	30,756
North America	8,184	1,610	328	15,902	30,837	32	—	56,893
South America	1,373	—	—	—	—	—	—	1,373
Total revenues	$95,408	$5,328	$1,213	$15,902	$30,837	$32	$—	$148,720

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

III. For the Year Ended December 31, 2015

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$61,330	$24,231	$7,182	$—	$—	$—	$—	$92,743
Infrastructure revenues	—	—	—	18,275	25,550	—	—	43,825
Total revenues	61,330	24,231	7,182	18,275	25,550	—	—	136,568

Expenses
Operating expenses	2,820	4,650	350	33,154	27,819	—	—	68,793
General and administrative	—	—	—	—	—	—	7,568	7,568
Acquisition and transaction expenses	—	—	—	—	—	—	5,683	5,683
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	15,018	15,018
Depreciation and amortization	23,549	5,967	—	13,897	1,895	—	—	45,308
Interest expense	—	3,794	2,393	12,546	578	—	—	19,311
Total expenses	26,369	14,411	2,743	59,597	30,292	—	28,269	161,681

Other income (expense)
Equity in losses of unconsolidated entities	—	—	(6,956)	—	—	—	—	(6,956)
Gain (loss) on sale of assets	3,053	—	—	(199)	565	—	—	3,419
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—	—	—
Interest income	11	483	—	85	—	—	—	579
Other (expense) income	—	—	(14)	40	—	—	—	26
Total other income (expense)	3,064	483	(6,970)	(74)	565	—	—	(2,932)
Income (loss) before income taxes	38,025	10,303	(2,531)	(41,396)	(4,177)	—	(28,269)	(28,045)
Provision (benefit) for income taxes	668	—	(127)	41	—	—	4	586
Net income (loss)	37,357	10,303	(2,404)	(41,437)	(4,177)	—	(28,273)	(28,631)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	21	676	—	(17,376)	(121)	—	(5)	(16,805)
Net income (loss) attributable to shareholders	$37,336	$9,627	$(2,404)	$(24,061)	$(4,056)	$—	$(28,268)	$(11,826)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$37,777	$9,627	$7,991	$(22,153)	$(2,898)	$—	$(22,557)	$7,787
Add: Non-controlling share of adjustments to Adjusted Net Income								1,333
Add: Equity in earnings of unconsolidated entities								(6,956)
Add: Cash payments for income taxes								507
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								(3,552)
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								(14)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(5,683)
Less: Equity-based compensation expense								(4,662)
Less: Provision for income taxes								(586)
Net loss attributable to shareholders								$(11,826)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2015
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Africa	$10,969	$—	$—	$—	$—	$—	$—	$10,969
Asia	27,168	7,483	5,309	—	—	—	—	39,960
Europe	20,008	15,071	—	—	—	—	—	35,079
North America	2,304	1,677	1,873	18,275	25,550	—	—	49,679
South America	881	—	—	—	—	—	—	881
Total revenues	$61,330	$24,231	$7,182	$18,275	$25,550	$—	$—	$136,568

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$952,543	$195,101	$4,429	$579,329	$51,989	$123,693	$48,722	$1,955,806

Debt, net	—	53,590	—	184,942	22,513	—	442,219	703,264

Total liabilities	145,882	56,853	100	210,159	36,560	14,229	456,948	920,731

Non-controlling interests in equity of consolidated subsidiaries	3,037	—	—	81,414	2,737	295	524	88,007

Total equity	806,661	138,248	4,329	369,170	15,429	109,464	(408,226)	1,035,075

Total liabilities and equity	$952,543	$195,101	$4,429	$579,329	$51,989	$123,693	$48,722	$1,955,806

	December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$36,648	$—	$—	$—	$—	$—	$—	$36,648
Asia	210,152	163,072	—	—	—	—	—	373,224
Europe	527,166	—	—	—	—	—	—	527,166
North America	96,525	—	—	371,687	40,512	118,317	—	627,041
South America	—	—	—	—	—	—	—	—
Total property, plant and equipment and leasing equipment, net	$870,491	$163,072	$—	$371,687	$40,512	$118,317	$—	$1,564,079

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$625,680	$220,544	$4,333	$534,638	$40,428	$63,331	$58,358	$1,547,312

Debt, net	—	62,655	—	184,702	12,155	—	—	259,512

Total liabilities	74,989	66,002	—	205,536	24,971	6,287	3,847	381,632

Non-controlling interests in equity of consolidated subsidiaries	1,334	3,325	—	104,087	2,114	483	525	111,868

Total equity	550,691	154,542	4,333	329,102	15,457	57,044	54,511	1,165,680

Total liabilities and equity	$625,680	$220,544	$4,333	$534,638	$40,428	$63,331	$58,358	$1,547,312

	December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$51,136	$—	$—	$—	$—	$—	$—	$51,136
Asia	212,635	169,499	—	—	—	—	—	382,134
Europe	225,934	—	—	—	—	—	—	225,934
North America	56,456	—	—	319,503	29,866	44,486	—	450,311
South America	8,121	—	—	—	—	—	—	8,121
Total property, plant and equipment and leasing equipment, net	$554,282	$169,499	$—	$319,503	$29,866	$44,486	$—	$1,117,636

15.	EARNINGS PER SHARE
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
The Company completed its IPO on May 20, 2015 in which its previous beneficial owners, the Onshore Fund and the Offshore Fund, immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, the Company has retrospectively presented the shares outstanding for all prior periods presented.
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015
Net income (loss) attributable to shareholders	$134	$(20,064)	$(11,826)
Weighted Average Shares Outstanding - Basic	75,766,811	75,738,698	67,039,439
Weighted Average Shares Outstanding - Diluted	75,766,811	75,738,698	67,039,439

Basic and Diluted EPS	$—	$(0.26)	$(0.18)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

For the years ended December 31, 2017, 2016 and 2015, 438, 8,082 and 0 shares have been excluded from the calculation of Diluted EPS, respectively, because the impact would be anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, lessees have asserted that they are entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although the Company believes it has strong defenses against these claims, the range of potential damages is $0 to $6,580. No amount has been recorded for this matter in the Company’s consolidated financial statements as of December 31, 2017, and the Company will continue to vigorously defend against these claims. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
The Company has also entered into an arrangement with its non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain service conditions, not to exceed $15,000 (Note 5). The Company will account for such amounts when and if such service conditions are achieved.
Several of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Year Ended December 31,
	2017	2016	2015
Rent expense	$4,979	$4,953	$3,717
As of December 31, 2017, minimum future rental payments under operating and capital leases are as follows:

2018	$7,135
2019	6,968
2020	5,867
2021	4,475
2022	3,035
Thereafter	70,713
Total	$98,193

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table unaudited summary information of the Company's quarterly operations.

	2017
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31(1)
Total revenues	$44,673	$51,194	$60,362	$61,430	$217,659
Total expenses	52,264	58,315	66,328	80,023	256,930
Total other (expense) income	(1,409)	1,776	5,204	12,414	17,985
(Loss) income before income taxes	(9,000)	(5,345)	(762)	(6,179)	(21,286)
Provision for income taxes	212	464	909	369	1,954
Net (loss) income	(9,212)	(5,809)	(1,671)	(6,548)	(23,240)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(4,798)	(4,349)	(4,669)	(9,558)	(23,374)
Net (loss) income attributable to shareholders	$(4,414)	$(1,460)	$2,998	$3,010	$134

(Loss) earnings per share:
Basic	$(0.06)	$(0.02)	$0.04	$0.04	$—
Diluted	$(0.06)	$(0.02)	$0.04	$0.04	$—
Weighted Average Shares Outstanding:
Basic	75,762,283	75,762,674	75,770,529	75,771,738	75,766,811
Diluted	75,762,283	75,762,674	75,770,665	75,772,867	75,766,811
_____________________________________________________
(1)Results of operations for the three months ended December 31, 2017 include a $5.9 million out of period adjustment to interest expense, which relates to interest previously capitalized that should have been expensed ratably during the first nine months of 2017. The impact of the out of period adjustment for the three months ended December 31, 2017, was a decrease of $3.6 million to net (loss) income attributed to shareholders. The Company does not believe this out of period adjustment is material to its financial position, or results of operations for any prior periods.

	2016
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$31,453	$33,195	$41,726	$42,346	$148,720
Total expenses	40,873	46,839	46,859	46,137	180,708
Total other income (expense)	277	(6,234)	(430)	(1,955)	(8,342)
Loss before income taxes	(9,143)	(19,878)	(5,563)	(5,746)	(40,330)
(Benefit) provision for income taxes	(66)	178	83	73	268
Net loss	(9,077)	(20,056)	(5,646)	(5,819)	(40,598)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(3,295)	(8,863)	(4,370)	(4,006)	(20,534)
Net loss attributable to shareholders	$(5,782)	$(11,193)	$(1,276)	$(1,813)	$(20,064)

Loss per Share:
Basic	$(0.08)	$(0.15)	$(0.02)	$(0.02)	$(0.26)
Diluted	$(0.08)	$(0.15)	$(0.02)	$(0.02)	$(0.26)
Weighted Average Shares Outstanding:
Basic	75,727,369	75,730,165	75,746,200	75,750,943	75,738,698
Diluted	75,727,369	75,730,165	75,746,200	75,750,943	75,738,698

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

18.	SUBSEQUENT EVENTS
On January 10, 2018, the Company agreed to sell 7,000,000 common shares, par value $0.01 per share, representing limited liability interest in the Company, in connection with a public offering, at a price of $18.65 per share. The offering closed on January 16, 2018. Net proceeds received by the Company from the offering were approximately $128 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. To compensate the Manager for its successful efforts in raising capital for the Company, in connection with the offering, the Company granted options to the Manager related to 700,000 shares of the Company’s common stock at the public offering price which had a fair value of approximately $1.9 million as of the grant date. The assumptions used in valuing the options were: a 2.52% risk-free rate, a 5.45% dividend yield, a 27.73% volatility and a ten-year term. The Company intends to use the net proceeds from the offering for general corporate purposes, including the funding of future investments.
On February 27, 2018, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended December 31, 2017, payable on March 27, 2018 to the holders of record on March 16, 2018.

Report of Independent Auditors
To the Management of Intermodal Finance I Ltd.
We have audited the accompanying consolidated financial statements of Intermodal Finance I Ltd. , which comprise the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in members’ (deficit) equity and cash flows for the years then ended, and the related notes to the consolidated financial statements.

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

Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermodal Finance I Ltd. at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Supplementary Information
Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The accompanying Other Financial Information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States. In our opinion, the information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/Ernst & Young LLP
New York, New York
March 1, 2018

Report of Independent Auditors

To the Management of Intermodal Finance I Ltd:

We have audited the consolidated financial statements of Intermodal Finance I Ltd. and its subsidiaries, which comprise the consolidated statements of operations, comprehensive (loss) income, members’ equity and cash flows for the year ended December 31, 2015.

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

Auditor's Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2015, in accordance with accounting principles generally accepted in the United States of America.

Other Matter
Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information contained in the Other Financial Information section is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the consolidated financial statements. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves and other additional procedures, in accordance with auditing standards generally accepted in the United States of America. In our opinion, the consolidating information is fairly stated, in all material respects, in relation to the consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position or results of operations of the individual companies and is not a required part of the consolidated financial statements. Accordingly, we do not express an opinion on the results of operations of the individual companies.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2016, except for the change in presentation of debt issuance costs as discussed in Note 2 to the consolidated financial statements, as to which the date is February 24, 2017

INTERMODAL FINANCE I LTD.
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,648	$4,249
Restricted cash	765	1,121
Accounts Receivable	1,123	1,814
Leasing assets, net of accumulated depreciation of $4,085 and $8,398, respectively	6,037	19,007
Finance Leases, net	7,115	17,270
Other assets	8	9
Total Assets	$16,696	$43,470

Liabilities and Deficit
Accounts payable and accrued liabilities	$35	$46
Management fees payable	214	145
Accrued interest payable	346	12
Accrued interest payable to affiliates	332	310
Term loan payable, net	7,092	32,485
Loans payable to affiliates	18,080	18,080
Syndication liabilities	—	1,207
Other liabilities	199	417
Total liabilities	26,298	52,702
Members’ deficit	(9,602)	(9,232)
Total liabilities and members’ deficit	$16,696	$43,470

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues
Equipment leasing revenue	$2,291	$7,506	$11,877
Finance revenue	1,058	2,210	4,145
Total revenues	3,349	9,716	16,022

Expenses
Direct operating expenses	3,080	1,780	301
Management fee	1,022	1,225	992
Depreciation and amortization	1,763	5,815	3,659
Interest expense	899	2,227	3,077
Interest expense-affiliates	362	368	411
Impairment expense	—	6,016	20,604
General and administrative expense	260	233	509
Bad debt expense	—	105	—
Total expenses	7,386	17,769	29,553

Other income (loss)
Other income	925	1,197	247
Gain (Loss) on disposal of equipment	2,742	(5,225)	(766)
Total other income (loss)	3,667	(4,028)	(519)

Net loss	$(370)	$(12,081)	$(14,050)

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(370)	$(12,081)	$(14,050)
Other comprehensive income	—	—	—
Comprehensive loss	$(370)	$(12,081)	$(14,050)

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Net loss	$(370)	$(12,081)	$(14,050)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,763	6,093	3,936
(Gain) Loss on disposal of equipment	(2,742)	5,225	766
Impairment of equipment held for lease	—	6,016	20,604
Bad debt expense	—	105	—
Change in:
Accounts receivable	333	221	(102)
Other assets	538	(177)	(23)
Accounts payable and accrued liabilities	(11)	(14)	16
Accrued interest payable	356	309	(7)
Management fees payable	69	65	(12)
Other liabilities	(218)	(41)	75
Net cash (used in) provided by operating activities	(282)	5,721	11,203

Cash flows from investing activities:
Principal collections on direct finance leases	10,155	16,886	28,132
Proceeds from disposal of equipment	14,047	11,051	1,499
Restricted cash	356	996	203
Net cash provided by investing activities	24,558	28,933	29,834

Cash used in financing activities:
Principal repayments on term loan	(25,655)	(32,360)	(32,163)
Principal repayments on loans payable to affiliates	—	(407)	(4,089)
Principal repayments on syndication liabilities	(1,207)	(1,994)	(1,951)
Deferred financing fee	(15)	—	(31)
Capital distributions	—	(440)	(3,221)
Net cash used in financing activities	(26,877)	(35,201)	(41,455)

Net decrease in cash and cash equivalents	(2,601)	(547)	(418)
Cash and cash equivalents, beginning of year	4,249	4,796	5,214
Cash and cash equivalents, end of year	$1,648	$4,249	$4,796

Supplemental disclosure:
Cash paid for interest	$627	$2,009	$3,217
See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) EQUITY
(dollar amounts in thousands)

	WWTAI Container HoldCo Ltd	Deutsche Bank AG	Total
Members’ Equity at December 31, 2015	$1,247	$2,042	$3,289
Capital distributions	(225)	(215)	(440)
Comprehensive loss:
Net loss for the period	(6,161)	(5,920)	(12,081)
Other comprehensive income	—	—	—
Total comprehensive loss	(6,161)	(5,920)	(12,081)
Members’ Deficit at December 31, 2016	$(5,139)	$(4,093)	$(9,232)
Capital distributions	—	—	—
Comprehensive loss:
Net loss for the period	(189)	(181)	(370)
Other comprehensive income	—	—	—
Total comprehensive loss	(189)	(181)	(370)
Members’ Deficit at December 31, 2017	$(5,328)	$(4,274)	$(9,602)

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION
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
Deferred Costs and Amortization—Deferred financing costs incurred in connection with the Term Loan are amortized over the seven year term of the underlying loan. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was approximately $278, $278 and $277, respectively.
Deferred costs also include a commission paid to a third party in connection with the acquisition and leaseback of a portfolio of shipping containers. This commission is being amortized using the straight line method over the term of the underlying lease. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was approximately $0, $63 and $217, respectively.
Direct Finance Leases—Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income.
Leasing Equipment—Shipping containers held for lease are stated at initial cost and are depreciated on a straight-line basis to an estimated residual value over a 15 year useful life from date of manufacture. The shipping containers owned by the Company are being depreciated over remaining useful lives of 6 months. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $1,485, $5,752 and $3,442, respectively.
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
On December 31, 2016 and September 30, 2015, Intermodal Finance I, Ltd. recorded an impairment charge of $6,016 and $20,604, respectively, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected.  Additionally, due to challenging market conditions for shipping containers, a limited number of the returned containers were sold at values lower than previously estimated. There was no impairment recorded for the year ended December 31, 2017.
Revenue Recognition—The Company leases shipping containers pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals.
The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis and places a likelihood of default percentage on each delinquent account individually. Changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts. At December 31, 2017, 2016 and 2015, there were no provisions for doubtful accounts on the Company’s accounts receivable.
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
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other gains and losses, net of tax, if any, affecting shareholders’ equity that, under GAAP, are excluded from net income. Such amounts include the changes in the fair value of derivative instruments, reclassification into the earnings of amounts previously deferred relating to the derivative instruments and foreign currency translation gains and losses. For the years ended December 31, 2017, 2016 and 2015, there were no differences between the Company’s comprehensive income and the net income as presented in the consolidated statement of operations.
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
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its direct finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company’s three largest customers represented approximately 23%, 8% (direct finance lease customers) and 68% (operating lease customer) of revenues for the year ended December 31, 2017; 17%, 3% (direct finance lease customers) and 77% (operating lease customer) of revenues for the year ended December 31, 2016; and 15%, 4% (direct finance lease customers) and 74% (operating lease customer) of revenues for the year ended

December 31, 2015.
Based on the in-place operating lease contract at December 31, 2017, 2016; and 2015, the maximum amount of loss the Company would incur if the operating lease customer failed completely to perform according to the terms of the lease would be approximately $176, $2,545 and $8,431 million, respectively. As it relates to the Company’s direct finance lease portfolio, the three largest customers account for approximately 58%, 39%, and 25%, 70%, 22% and 5% and 68%, 14% and 11%, of the outstanding principal at December 31, 2017, 2016; and 2015, respectively. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, with a view towards either selling or re-leasing the equipment. To date, the Company has not experienced any losses related to direct finance leases and does not expect future uncollectible amounts related to the principal balances receivable.
Deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2017, 2016; and 2015.
Recent Accounting Pronouncements—In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-Of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides further guidance related to the presentation or subsequent measurement of debt issuance costs related to term loan arrangements.  ASU 2015-15 allows companies to defer and present debt issuance costs as an asset or as a direct deduction from the carrying amount of that debt liability and subsequently amortize the deferred debt issuance costs ratably over the term of the term loan arrangement, regardless of whether there are any outstanding borrowings of the term loan arrangement. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company has adopted ASU 2015-15 as of January 1, 2016 and revised its consolidated balance sheets to present debt issuance costs related to debt drawn under a term loan arrangements as a direct deduction from debt rather than within other assets, for all periods presented.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU-2014-09”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2018 while also providing for early adoption but not before the original effective date. The Company’s evaluation of the impact of the new guidance on its consolidated financial statements is ongoing. As the Company’s primary source of revenues is from its leasing contracts, subject to ASU 2016-02, Leases, management has concluded that the adoption of this ASU will not result in a material impact on its consolidated financial statements.
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

3.	SHIPPING CONTAINER PORTFOLIOS
The components of the Company’s net investment in direct financing leases are comprised as follows:

	December 31,
	2017	2016
Minimum lease payments	$7,529	$18,744
Less: Unearned income	(414)	(1,474)
Net investment in direct finance leases	$7,115	$17,270
At December 31, 2017, future minimum lease payments to be received under direct finance leases are as follows:

Year Ending December 31,	Amount
2018	$5,897
2019	1,632
Total	$7,529
Operating Lease Portfolio-As of December 31, 2017 and 2016 all operating leases had expired, and the assets continue to earn per diems until the point at which they are returned.
4.    DEBT
Term Loan Payable
On September 5, 2012, the Company entered in to a Term Loan Agreement (the “Term Loan”) with Deutsche Bank AG, Cayman Islands Branch (the “Lender”) for an initial aggregate amount of $125,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Term Loan was amended to provide for an additional borrowing of $53,000 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Term Loan bear interest at either (i) LIBOR plus 3% or (ii) a Base Rate (equal to the higher of the Prime Rate or the Federal Funds Rate, plus 0.50%) plus a spread of 0.25%. In addition, an administrative agent fee calculated at a rate of 0.50% per annum is also payable. In April 2013, the administrative agent fee rate was reduced to 0.25%. In October 2014, the LIBOR spread was reduced to 2.75%. All borrowings under the Term Loan as of December 31, 2017 and 2016 were LIBOR based borrowings and the interest rate at December 31, 2017 and 2016 was approximately 4.07% and 3.33%, respectively (exclusive of the administrative agent fee). The Term Loan is secured by the Company’s interest in the shipping containers and related direct finance leases and operating lease agreements. Interest expense on the Term Loan for years ended December 31, 2017, 2016 and 2015 was $736, $1,643 and $2,459, respectively, exclusive of administrative agent fees of $50, $128 and $210, respectively.
Pursuant to the Term Loan agreement, amounts realized by the Company from its operations during each Collection Period, as defined, are accumulated as restricted cash in a Collection Account for disbursement according to payment priorities specified in the Term Loan agreement. Payments of principal and interest on the Term Loans will be made solely to the extent there are funds available and will be paid in accordance with the priorities specified in the Term Loan agreement. Residual amounts remaining in the Collection Account after payment of required obligations are released to the Company. During the years ended December 31, 2017 and 2016, repayments under the Term Loan totaled $25,655 and $32,360, respectively, further repayments are dependent solely on the cash available subject to the priority of payments.
Class B Term Loan Payable to Affiliates
On September 5, 2012, the Company entered in to a Class B Term Loan Agreement (the "Class B Loan”) with its members, pursuant to which it borrowed an initial aggregate amount of $25,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Class B Loan was amended to provide for an additional borrowing of approximately $15,100 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Class B Loan are unsecured and bear interest at a rate of 2%. Interest expense on the Class B Loan for the years ended December 31, 2017, 2016 and 2015 was approximately $362, $368 and $411, respectively. Payments of principal and interest on the Class B Loan will be made solely to the extent there are sufficient funds available after satisfaction of senior payment priorities as delineated in the Term Loan agreement. During the year ended December 31, 2017, repayments under the Class B Loan totaled $0, further repayments are dependent solely on the cash available after the satisfaction of the senior payments.

5.	SYNDICATION LIABILITIES
In connection with the acquisition of the DFL’s in September 2012, the Company assumed syndication liabilities to third parties relating to four of the acquired DFL contracts. At acquisition, the syndication liabilities had remaining terms equal to the remaining terms of the associated DFL contracts, which ranged from 28 months to 42 months. The acquisition date fair value ascribed to these obligations was approximately $19,500. Interest on the syndication liabilities is recognized using the effective interest method at rates which range from 2.30% to 4.44%. Interest expense recognized on the syndication liabilities amounted to approximately $164, $305 and $342 during the years ended December 31, 2017, 2016 and 2015. The obligations pursuant to these arrangements are non-recourse to the Company and the sole source of payment for these obligations is the cash flows generated from the underlying DFL contracts. During the year ended December 31, 2017, the syndication liabilities were paid off.

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
The Company has evaluated whether any material events have occurred subsequent to the balance sheet date through March 1, 2018 the date the consolidated financial statements were available to be issued.

OTHER FINANCIAL INFORMATION

Intermodal Finance I Ltd.
Consolidating Balance Sheet
(dollar amounts in thousands)
December 31, 2017

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$2	$1,646	$—	$1,648
Restricted cash	765	—	—	765
Accounts receivable	1,123	—	—	1,123
Leasing equipment, net of accumulated depreciation of $4,085	6,037	—	—	6,037
Net investment in direct finance leases	3,097	4,018	—	7,115
Other assets	8	—	—	8
Due from affiliates	5,465	—	(5,465)	—
Total assets	$16,497	$5,664	$(5,465)	$16,696

LIABILITIES
Accounts payable and accrued liabilities	$35	$—	$—	$35
Management fees payable	214	—	—	214
Accrued interest payable	346	—	—	346
Accrued interest payable to affiliates	332	—	—	332
Term loan payable	7,092	—	—	7,092
Loans payable to affiliates	18,080	—	—	18,080
Other liabilities	—	199	—	199
Due to affiliate	—	5,465	(5,465)	—
Total liabilities	26,099	5,664	(5,465)	26,298
Members’ deficit	(9,602)	—	—	(9,602)
Total liabilities and members’ equity	$16,497	$5,664	$(5,465)	$16,696

Intermodal Finance I Ltd.
Consolidating Balance Sheet
(dollar amounts in thousands)
December 31, 2016

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$985	$3,264	$—	$4,249
Restricted cash	1,121	—	—	1,121
Accounts receivable	1,814	—	—	1,814
Leasing equipment, net of accumulated depreciation of $7,305	19,007	—	—	19,007
Net investment in direct finance leases	5,245	12,025	—	17,270
Other assets	9	—	—	9
Due from affiliates	13,665	—	(13,665)	—
Total assets	$41,846	$15,289	$(13,665)	$43,470

LIABILITIES
Accounts payable and accrued liabilities	$46	$—	$—	$46
Management fees payable	145	—	—	145
Accrued interest payable	12	—	—	12
Accrued interest payable to affiliates	310	—	—	310
Term loan payable	32,485	—	—	32,485
Loans payable to affiliates	18,080	—	—	18,080
Syndication liabilities	—	1,207	—	1,207
Other liabilities	—	417	—	417
Due to affiliate	—	13,665	(13,665)	—
Total liabilities	51,078	15,289	(13,665)	52,702
Members’ equity	(9,232)	—	—	(9,232)
Total liabilities and members’ equity	$41,846	$15,289	$(13,665)	$43,470

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2017

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$2,291	$—	$—	$2,291
Finance revenue	780	278	—	1,058
Participation income-affiliate	110	—	(110)	—
Total revenues	3,181	278	(110)	3,349

EXPENSES
Direct operating expenses	3,076	4	—	3,080
Management fee	1,022	—	—	1,022
Depreciation and amortization	1,485	—	—	1,485
Interest expense	1,013	164	—	1,177
Interest expense-affiliates	362	—	—	362
General and administrative expense	260	—	—	260
Participation expense-affiliate	—	110	(110)	—
Total expenses	7,218	278	(110)	7,386

OTHER INCOME
Other income	925	—	—	925
Gain on disposal of equipment	2,742	—	—	2,742
Total other income	3,667	—	—	3,667

NET LOSS	$(370)	$—	$—	$(370)

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2016

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$7,506	$—	$—	$7,506
Finance revenue	602	1,608	—	2,210
Participation income-affiliate	1,109	—	(1,109)	—
Total revenues	9,217	1,608	(1,109)	9,716

EXPENSES
Direct operating expenses	1,691	89	—	1,780
Management fee	1,225	—	—	1,225
Depreciation and amortization	5,815	—	—	5,815
Interest expense	1,922	305	—	2,227
Interest expense-affiliates	368	—	—	368
General and administrative expense	233	—	—	233
Impairment expense	6,016	—	—	6,016
Participation expense-affiliate	—	1,109	(1,109)	—
Bad debt expense	—	105	—	105
Total expenses	17,270	1,608	(1,109)	17,769

OTHER LOSS
Other income	1,197	—	—	1,197
Loss on disposal of equipment	(5,225)	—	—	(5,225)
Total other loss	(4,028)	—	—	(4,028)

NET LOSS	$(12,081)	$—	$—	$(12,081)

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2015

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$11,877	$—	$—	$11,877
Finance revenue	1,490	2,655	—	4,145
Participation income-affiliate	2,080	—	(2,080)	—
Total revenues	15,447	2,655	(2,080)	16,022

EXPENSES
Direct operating expenses	106	195	—	301
Management fee	992	—	—	992
Depreciation and amortization	3,659	—	—	3,659
Interest expense	2,735	342	—	3,077
Interest expense-affiliates	411	—	—	411
General and administrative expense	471	38	—	509
Impairment expense	20,604	—	—	20,604
Participation expense-affiliate	—	2,080	(2,080)	—
Total expenses	28,978	2,655	(2,080)	29,553

OTHER LOSS
Other income	247	—	—	247
Loss on disposal of equipment	(766)	—	—	(766)
Total other loss	(519)	—	—	(519)

NET LOSS	$(14,050)	$—	$—	$(14,050)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective due to the existence of a material weakness in our internal control over financial reporting described below. Notwithstanding the existence of the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which contains an adverse opinion on the effectiveness of our internal control over financial reporting, as stated in their report included herein.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective internal control in the design and operating effectiveness of certain financial reporting related controls over preparation and review of financial information within our Jefferson Operating Segment. Specifically, we determined that we had control deficiencies related to our review over capitalization of interest, lack of segregation of duties within accounts payable and disbursements and the lack of documentation to demonstrate the consistent and timely performance of management review controls at sufficient levels of precision in the preparation of the segment financial information.
These control deficiencies could result in a misstatement of the aforementioned Jefferson Operating Segment accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies aggregate to a material weakness.
Plan for Remediation of Material Weakness in Control over Financial Reporting
We have already taken steps to remediate the material weakness identified above through the immediate restriction of system access rights that gave rise to the accounts payable segregation of duties deficiency. We also plan to take additional actions to remediate this material weakness, primarily through supplementing the Jefferson operating segment with resources with deepened technical accounting and internal control knowledge. We also intend to enhance our corporate-level monitoring controls over the Jefferson operating segment financial reporting process including monitoring the timeliness and documentation of the operation of management review controls.

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating this material weakness.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on Internal Control over Financial Reporting
We have audited Fortress Transportation and Infrastructure Investors LLC internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Fortress Transportation and Infrastructure Investors LLC (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company did not maintain effective internal control in the design and operating effectiveness of certain financial reporting related controls over preparation and review of financial information within its Jefferson Operating Segment. Specifically, the Company determined that it had control deficiencies related to the review over capitalization of interest, lack of segregation of duties within accounts payable and disbursements and the lack of documentation to demonstrate the consistent and timely performance of management review controls at sufficient levels of precision in the preparation of the segment financial information. These control deficiencies could result in a misstatement of the aforementioned Jefferson Operating Segment accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies aggregate to a material weakness.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for the years then ended and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 1, 2018, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
New York, New York
March 1, 2018

Item 9B. Other Information
None.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.
Item 11. Executive Compensation
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.
Item 14.     Principal Accountant Fees and Services
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.

PART IV
Item 15.     Exhibits

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
	4.3
First Supplemental Indenture, dated June 8, 2017, between Fortress Transportation and Infrastructure Investors LLC
and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022.

	4.4
Second Supplemental Indenture, dated August 23, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2017).

	4.5
Third Supplemental Indenture, dated December 20, 2017, between Fortress Transportation and Infrastructure LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 2017).

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

†	10.4
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

†	10.15
Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option
and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K,
filed on January 17, 2018).

	Exhibit No.	Description
	12.1	Calculation of Ratio of Earnings to Fixed Charges
	21.1	Subsidiaries of Fortress Transportation and Infrastructure Investors LLC.
	23.1	Consent of Independent Registered Public Accounting Firm
	23.2	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	March 1, 2018
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	March 1, 2018
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	March 1, 2018
Scott Christopher
Chief Financial Officer and
Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	March 1, 2018
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	March 1, 2018
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	March 1, 2018
A. Andrew Levison
Director

By:	/s/ Ray M. Robinson	Date:	March 1, 2018
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	March 1, 2018
Martin Tuchman
Director