Form 10-Q
period 2018-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2018-05-04
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018 OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 82,779,232 common shares representing limited liability company interests outstanding at May 4, 2018.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	Notes	March 31,	December 31,
(Dollar amounts in thousands, except share and per share data)		2018	2017
Assets
Cash and cash equivalents	2	$80,916	$59,400
Restricted cash	2	25,823	33,406
Accounts receivable, net		36,847	31,076
Leasing equipment, net	3	1,128,493	1,074,130
Finance leases, net	4	9,115	9,244
Property, plant, and equipment, net	5	512,052	489,949
Investments	6	43,702	42,538
Intangible assets, net	7	37,978	40,043
Goodwill		116,584	116,584
Other assets	2	56,316	59,436
Total assets		$2,047,826	$1,955,806

Liabilities
Accounts payable and accrued liabilities		$56,031	$68,226
Debt, net	8	710,638	703,264
Maintenance deposits		107,444	103,464
Security deposits		28,921	27,257
Other liabilities		18,298	18,520
Total liabilities		$921,332	$920,731

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 82,779,232 and 75,771,738 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)		828	758
Additional paid in capital		1,085,492	985,009
Accumulated deficit		(39,271)	(38,699)
Accumulated other comprehensive income		—	—
Shareholders' equity		1,047,049	947,068
Non-controlling interest in equity of consolidated subsidiaries		79,445	88,007
Total equity		1,126,494	1,035,075
Total liabilities and equity		$2,047,826	$1,955,806

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollar amounts in thousands, except share and per share data)		Three Months Ended March 31,
	Notes	2018	2017
Revenues
Equipment leasing revenues		$55,784	$31,388
Infrastructure revenues		13,060	13,285
Total revenues	10	68,844	44,673

Expenses
Operating expenses		27,579	21,013
General and administrative		3,586	3,835
Acquisition and transaction expenses		1,766	1,452
Management fees and incentive allocation to affiliate	13	3,739	3,893
Depreciation and amortization	3, 5, 7	29,587	17,377
Interest expense		11,871	4,694
Total expenses		78,128	52,264

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	6	95	(1,266)
(Loss) gain on sale of equipment, net		(5)	2,018
Loss on extinguishment of debt	8	—	(2,456)
Interest income		176	283
Other income		180	12
Total other income (expense)		446	(1,409)

Loss before income taxes		(8,838)	(9,000)
Provision for income taxes	12	495	212
Net loss		(9,333)	(9,212)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(8,761)	(4,798)
Net loss attributable to shareholders		$(572)	$(4,414)

Loss per share	15
Basic and Diluted		$(0.01)	$(0.06)

Weighted Average Shares Outstanding:
Basic		81,534,454	75,762,283
Diluted		81,534,454	75,762,283

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017
Net loss	$(9,333)	$(9,212)
Other comprehensive loss:
Change in fair value of available-for-sale securities	—	4,859
Comprehensive loss	(9,333)	(4,353)
Comprehensive loss attributable to non-controlling interest	(8,761)	(4,798)
Comprehensive (loss) income attributable to shareholders	$(572)	$445

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollar amounts in thousands)	Common Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	$758	$985,009	$(38,699)	$—	$88,007	$1,035,075
Comprehensive loss:
Net loss for the period			(572)		(8,761)	(9,333)
Other comprehensive loss			—	—	—	—
Total comprehensive loss			(572)	—	(8,761)	(9,333)
Dividends declared		(27,333)			—	(27,333)
Issuance of common shares	70	127,807			—	127,877
Equity-based compensation		9			199	208
Equity - March 31, 2018	$828	$1,085,492	$(39,271)	$—	$79,445	$1,126,494

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(9,333)	$(9,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated entities	(95)	1,266
Loss (gain) on sale of equipment, net	5	(2,018)
Security deposits and maintenance claims included in earnings	(383)	—
Loss on extinguishment of debt	—	2,456
Equity-based compensation	208	87
Depreciation and amortization	29,587	17,377
Change in current and deferred income taxes	504	209
Change in fair value of non-hedge derivative	(624)	—
Amortization of lease intangibles and incentives	7,226	1,949
Amortization of deferred financing costs	1,151	1,133
Bad debt expense	1,441	31
Other	9	37
Change in:
Accounts receivable	(7,387)	(1,626)
Other assets	1,176	11,227
Accounts payable and accrued liabilities	(9,768)	(4,992)
Management fees payable to affiliate	(1,300)	(347)
Other liabilities	(947)	103
Net cash provided by operating activities	11,470	17,680

Cash flows from investing activities:
Investment in notes receivable	(912)	—
Investment in unconsolidated entities and available for sale securities	(1,115)	(14,654)
Principal collections on finance leases	129	110
Acquisition of leasing equipment	(86,043)	(67,695)
Acquisition of property plant and equipment	(23,641)	(14,796)
Acquisition of lease intangibles	(1,029)	—
Purchase deposits for acquisitions	(6,886)	(1,120)
Proceeds from sale of leasing equipment	6,136	9,834
Proceeds from sale of property, plant and equipment	38	52
Proceeds from deposit on sale of leasing equipment	240	60
Return of deposit on sale of engine	(400)	—
Net cash used in investing activities	$(113,483)	$(88,209)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017
Cash flows from financing activities:
Proceeds from debt	$18,600	$235,411
Repayment of debt	(12,612)	(1,562)
Payment of deferred financing costs	(71)	(366)
Receipt of security deposits	1,864	1,425
Return of security deposits	(700)	(32)
Receipt of maintenance deposits	9,720	4,424
Release of maintenance deposits	(1,840)	—
Proceeds from issuance of common shares, net of underwriter's discount	128,450	—
Common shares issuance costs	(132)	—
Cash dividends	(27,333)	(25,013)
Net cash provided by financing activities	$115,946	$214,287

Net increase in cash and cash equivalents and restricted cash	13,933	143,758
Cash and cash equivalents and restricted cash, beginning of period	92,806	133,496
Cash and cash equivalents and restricted cash, end of period	$106,739	$277,254

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$511	$108,089
Repayment and settlement of debt	—	(100,000)
Acquisition of leasing equipment	(2,938)	(18,324)
Acquisition of property, plant and equipment	(5,849)	(303)
Settled and assumed security deposits	500	296
Billed, assumed and settled maintenance deposits	(3,517)	2,398
Deferred financing costs	—	(9,117)
Issuance of common shares	150	160
Common share issuance costs	(591)	—

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
Delaware River Partners LLC
On July 1, 2016, the Company, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. The Company currently holds a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. The Company has the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, the Company concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity.
Ohio River Partners LLC
On June 16, 2017, the Company, through Ohio River Partners LLC (“ORP”), a consolidated subsidiary, purchased the assets of Long Ridge which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. The Company purchased 100% of the interests in these assets. ORP is solely reliant on the Company to finance its activities and therefore is a VIE. The Company concluded it was the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.
Cash and Cash Equivalents—The Company considers all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash of $25,823 and $33,406 as of March 31, 2018 and December 31, 2017, respectively, consists of prepaid interest and principal pursuant to the requirements of certain of the Company’s debt agreements (Note 8), and funds set aside for qualifying construction projects at Jefferson Terminal.
Available-For-Sale Securities—The Company considers listed equity securities as available-for-sale securities recorded at fair value with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. The Company’s basis on which the cost of the security sold or the amount reclassified out of other comprehensive income into earnings is determined using specific identification. Available-for-sale securities are included as a component of investments on the accompanying Consolidated Balance Sheets. At each balance sheet date, the Company evaluates its available for sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred. Refer to Note 6 and Note 9 for details.
Inventory—Crude oil is carried at the lower of cost or net realizable value on the Company’s balance sheet. Crude oil is removed from inventory based on the average cost at the time of sale. At March 31, 2018 and December 31, 2017, the Company had crude oil inventory of $4,892 and $8,877, respectively. The Company records its inventory as a component of other assets on the accompanying Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $10,559 and $11,423 as of March 31, 2018 and December 31, 2017, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. In connection with the Jefferson Revolver, the Company incurred $511 of deferred financing costs as of March 31, 2018 which are recorded as a component of other assets in the accompanying Consolidated Balance Sheet. Refer to Note 8 for details.
Amortization expense was $1,151 and $1,133 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense is included as a component of interest expense in the accompanying Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) and related updates. The standard’s core principle is that a Company will recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The adoption of this standard is applied using the modified retrospective approach. See below for a detailed description of revenue recognition by our two strategic business units, Equipment Leasing and Infrastructure.
Lease contracts, within the scope of ASC 840, Leases, are specifically excluded from ASU 2014-09. Infrastructure revenues that do not qualify as leases or leases that are combined with other services are recognized as revenue only when the services have been performed or goods transferred and the Company expects to be entitled in exchange for the goods delivered or services performed in accordance with contractual obligations. See Note 11 for additional details regarding the disaggregation of our revenues by segment.
The adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures.
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
Finance Lease—The Company owns one anchor handling tug supply vessel subject to a finance lease, as of March 31, 2018 and 2017. This lease generally includes a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
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
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its finance lease and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. During the three months ended March 31, 2018 and 2017, the Company had no revenue concentration over 10% of total revenue from any one customer.
As of March 31, 2018, accounts receivable from two customers in the Offshore Energy segment each represented 12% of total accounts receivable, net. As of December 31, 2017, accounts receivable from two customers in the Offshore Segment represented 17% and 10%, respectively, of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis. The provision for doubtful accounts at March 31, 2018 and December 31, 2017 was $2,084 and $983, respectively. Bad debt expense was $1,441 and $31 for the three months ended March 31, 2018 and 2017, respectively.

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
Derivative Financial Instruments—In 2017 the Company entered into short-term crude forward contracts. The fair value of the short-term derivative asset at March 31, 2018 and December 31, 2017 was $398 and $1,022, respectively, recorded in other assets.
Other Assets—Other assets is primarily comprised of crude oil of $4,892 and $8,877, notes receivable of $3,367 and $2,623, purchase deposits for acquisitions of $13,535 and $12,299, lease incentives of $23,176 and $23,811, and prepaid expenses of $4,291 and $4,149 as of March 31, 2018 and December 31, 2017, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three months ended March 31, 2018 and 2017, the Board of Directors declared a cash dividend of $0.33 per share.
Recent Accounting Pronouncements—In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-17 as of January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606) and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting which clarify the guidance on reporting revenue as a principal versus agent, identifying and disclosing performance obligations, accounting for intellectual property licenses, and assessing collectibility, present sales tax, treating noncash consideration. The Company has identified and evaluated relevant revenue contracts within the scope of the guidance. The Company adopted ASU 2014-09 as of January 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The pronouncement is effective for fiscal years, and interim

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-01 as of January 1, 2018 and the adoption of this guidance did not have any impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies (COLIs); (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; (viii) and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-15 as of January 1, 2018 and the adoption of this guidance did not have a material impact on the presentation of the Company’s Statements of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments ASU 2016-16 require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-16 as of January 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-18 as of January 1, 2018 and the adoption of this guidance included changes in restricted cash in the Company’s Statements of Cash Flows for all periods presented.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amends the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in ASU 2017-05 also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. ASU 2017-05 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-05 as of January 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2017-09 as of January 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Unadopted Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s evaluation of the impact of the new guidance on its consolidated financial statements is ongoing. The Company is currently identifying the lease arrangements within the scope of the new guidance, and evaluating the impact of the lease arrangements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from contracts from customers (Topic 606), Leases (Topic 840) and Leases (Topic 842) (“ASU 2017-13”), which adds SEC paragraphs to the new revenue and lease sections of the codification on the announcement of the SEC observer made at the July 2017 EITF meeting.
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

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2018	December 31, 2017
Leasing equipment	$1,292,473	$1,217,862
Less: accumulated depreciation	(163,980)	(143,732)
Leasing equipment, net	$1,128,493	$1,074,130
During the three months ended March 31, 2018, the Company acquired eight aircraft and three commercial jet engines, and sold four commercial jet engines. During the three months ended March 31, 2017, the Company acquired six aircraft and 12 commercial jet engines, and sold one aircraft.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Depreciation expense for leasing equipment	$23,691	$13,173

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

4.     FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	March 31, 2018	December 31, 2017
Finance leases	$15,520	$16,015
Unearned revenue	(6,405)	(6,771)
Finance leases, net	$9,115	$9,244
As of March 31, 2018, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

Total
2018	$1,513
2019	2,008
2020	2,013
2021	2,008
2022	2,008
Thereafter	5,970
Total	$15,520

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2018	December 31, 2017
Land, site improvements and rights	$74,268	$74,268
Construction in progress	86,844	100,420
Buildings and improvements	9,807	9,807
Terminal machinery and equipment	339,639	299,444
Track and track related assets	35,396	35,371
Railroad equipment	1,058	1,057
Railcars and locomotives	3,429	3,429
Computer hardware and software	3,490	3,105
Furniture and fixtures	544	544
Vehicles	1,480	1,480
	555,955	528,925
Less: accumulated depreciation	(45,595)	(40,605)
Spare parts	1,692	1,629
Property, plant and equipment, net	$512,052	$489,949
During the three months ended March 31, 2018 and 2017, additional property, plant and equipment of $27,131 and $14,960 was acquired, respectively. Acquisitions primarily consist of terminal machinery and equipment, and computer hardware and software due to the ongoing development of Jefferson Terminal and Repauno.
During the three months ended March 31, 2018 and 2017, disposals of property, plant and equipment totaled $38 and $52, respectively.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Depreciation expense for property, plant and equipment	$4,996	$3,304

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2018	December 31, 2017
Advanced Engine Repair JV	Equity method	25%	$13,500	$13,724
JGP Energy Partners LLC	Equity method	50%	26,184	24,920
Intermodal Finance I, Ltd.	Equity method	51%	4,018	3,894
Investments			$43,702	$42,538
The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2018 and 2017.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15,000 for 25% interest in an advanced engine repair joint venture. The Company will initially focus on developing new costs savings programs for engine repairs. The Company exercises significant influence over this investment and accounts for this investment as an equity method investment. The Company’s proportionate share of equity in losses was $224 and $736 for the three months ended March 31, 2018 and 2017, respectively.
JGP
In 2016, the Company initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. The Company concluded it is not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, the Company does not consolidate JGP and instead accounts for this investment in accordance with the equity method. The Company’s proportionate share of equity in earnings (losses) was $148 and $(65) for the three months ended March 31, 2018 and 2017, respectively.
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
As of March 31, 2018, Intermodal owns a portfolio of multiple finance leases, representing five customers and comprising approximately 24,000 shipping containers, as well as a portfolio of approximately 8,000 shipping containers subject to multiple operating leases. The Company’s proportionate share of equity in earnings (losses) was $171 and $(465) for the three months ended March 31, 2018 and 2017, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The table below presents summarized financial information for the Company’s equity method investments:

	Three Months Ended
Income Statement	March 31, 2018	March 31, 2017
Revenue	$4,100	$1,621
Total Revenue	4,100	1,621
Expenses
Total Expenses	$4,454	$5,709

Net loss	$(354)	$(4,088)
Company’s portion	$95	$(1,266)

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	March 31, 2018
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$37,775	$—	$—	$37,775
Less: Accumulated amortization	(22,645)	—	—	(22,645)
Acquired favorable lease intangibles, net	15,130	—	—	15,130
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(12,714)	(176)	(12,890)
Acquired customer relationships, net	—	22,799	49	22,848
Total intangible assets, net	$15,130	$22,799	$49	$37,978

Intangible liabilities
Acquired unfavorable lease intangibles	$2,732	$—	$—	$2,732
Less: Accumulated amortization	(1,576)	—	—	(1,576)
Acquired unfavorable lease intangibles, net	$1,156	$—	$—	$1,156

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
Amortization of intangible assets and liabilities is recorded in the Consolidated Statements of Operations as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2018	2017
Lease intangibles	Equipment leasing revenues	$1,992	$1,282
Customer relationships	Depreciation and amortization	900	900
Total		$2,892	$2,182
As of March 31, 2018, estimated net annual amortization of intangibles is as follows:

Total
2018	$8,176
2019	7,733
2020	6,383
2021	5,003
2022	3,596
Thereafter	5,931
Total	$36,822

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

8.	DEBT, NET
The Company’s debt, net is summarized as follows:

	March 31, 2018	December 31, 2017
Loans payable
FTAI Pride Credit Agreement	$52,431	$53,993
CMQR Credit Agreement	17,350	22,800
Revolving Credit Facility	—	—
Jefferson Revolver	13,511	—
Total loans payable	83,292	76,793
Bonds payable
Series 2012 Bonds(1)	44,389	44,404
Series 2016 Bonds	144,200	144,200
Senior Notes(2)	449,316	449,290
Total bonds payable	637,905	637,894

Debt	721,197	714,687
Less: Debt issuance costs	(10,559)	(11,423)
Total debt, net	$710,638	$703,264

Total debt due within one year	$7,795	$7,795
(1) Includes unamortized premium of $1,624 and $1,639 at March 31, 2018 and December 31, 2017, respectively.
(2) Includes unamortized discount of $6,177 and $6,506 at March 31, 2018 and December 31, 2017, respectively and an unamortized premium of $5,493 and $5,796 at March 31, 2018 and December 31, 2017, respectively.
FTAI Pride Credit Agreement—On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”) a subsidiary of the Company entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a financial institution for a term loan in an aggregate amount of $75,000. The loan proceeds were used in connection with the acquisition of an offshore construction vessel. The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1,562 beginning in the quarter ending December 31, 2015, through its maturity in September 2019 and can be prepaid without penalty at any time. The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%.
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later.
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $20,000 to $25,000 and to extend the maturity date to September 18, 2019. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of March 31, 2018 and December 31, 2017 was 4.28% and 3.95%, respectively.
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
Term Loan—On January 23, 2017, the Company entered into an unsecured credit agreement under which the Company, through its wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loan are to be used for general corporate purposes, including future acquisitions by the Company and its subsidiaries of certain aviation and infrastructure assets. The Term Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if the Company chooses to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to the Company’s right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during the three months ended March 31, 2017, the Company recorded a loss on extinguishment of debt of $2,456.
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
Revolving Credit Facility—On June 16, 2017, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders. The Revolving Credit Facility provides for revolving loans in the aggregate principal amount of up to $75,000, of which $25,000 may be utilized for the issuance of letters of credit. The proceeds drawn on this facility will be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions and other investments. The Revolving Credit Facility is secured by the capital stock of certain direct subsidiaries of the Company as defined in the related credit agreement.
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
At March 31, 2018 and December 31, 2017, the Company had no borrowings outstanding under the Revolving Credit Facility.
Jefferson Revolving Credit Facility—On March 7, 2018, a subsidiary of the Company entered into a revolving credit facility (the “Jefferson Revolver”) with certain lenders. The Jefferson Revolver provides for revolving loans in the aggregate principal amount of up to $50,000. The proceeds drawn on this facility will be used for working capital and general purposes. The Jefferson Revolver is secured by the capital stock of certain direct subsidiaries of the Company as defined in the related credit agreement.
Borrowings outstanding under the Jefferson Revolver bear interest at the Base Rate (determined in accordance with the credit agreement) plus 1.50% per annum, or if the Company chooses to make Eurodollar Rate borrowings, at the Base Rate (determined in accordance with the credit agreement) plus 2.50% per annum. The Company will also be required to pay a quarterly commitment fee at a rate per annum equal to 0.50% on the average daily unused portion of the Jefferson Revolver, as well as customary letter of credit fees and agency fees.
The Jefferson Revolver will mature, and commitments in respect to the Jefferson Revolver will terminate, on March 7, 2021. Any amount borrowed under the Jefferson Revolver may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate borrowings.
The Jefferson Revolver includes financial covenants requiring the maintenance of a maximum ratio of debt to total equity (before reduction for minority interests) for the Company and its subsidiaries of 1.65 to 1.00.
At March 31, 2018, the Company had $13,511 in borrowings outstanding under the Jefferson Revolver.
The Company was in compliance with all debt covenants as of March 31, 2018.

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
The following tables set forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2018	March 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$80,916	$80,916	$—	$—	Market
Restricted cash	25,823	25,823	—	—	Market
Total	$106,739	$106,739	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2017	December 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$59,400	$59,400	$—	$—	Market
Restricted cash	33,406	33,406	—	—	Market
Total	$92,806	$92,806	$—	$—
At March 31, 2018 and December 31, 2017, the Company had no liabilities that were measured at fair value on a recurring basis.
The Company’s cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, the Company’s financial instruments other than cash and cash equivalents and restricted cash consist principally of accounts receivable, accounts payable and accrued liabilities, loans payable, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of March 31, 2018 and December 31, 2017, the Company recorded a derivative asset related to short-term forward crude contracts in other assets. The fair value of the short-term derivative asset was $398 and $1,022 at March 31, 2018 and December 31, 2017, respectively, and was classified as Level 3 within the fair value hierarchy.
The fair value of the Company’s bonds and notes payable reported as debt, net in the Consolidated Balance Sheet are presented in the table below:

	Fair Value as of
	March 31, 2018	December 31, 2017
Series 2012 Bonds(1)	$44,670	$45,691
Series 2016 Bonds(1)	$149,545	$150,329
Senior Notes(2)	$449,316	$449,290
______________________________________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities
(2) Carrying value approximates the market prices
The fair value of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10. REVENUES
Components of revenue are as follows:

	Three Months Ended March 31, 2018
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$29,308	$2,249	$—	$—	$—	$—	$31,557
Maintenance revenue	23,427	—	—	—	—	—	23,427
Finance lease income	—	367	—	—	—	—	367
Other revenue	—	408	25	—	—	—	433
Total equipment leasing revenues	52,735	3,024	25	—	—	—	55,784
Infrastructure revenues
Lease income	—	—	—	—	—	382	382
Rail revenues	—	—	—	—	11,047	—	11,047
Terminal services revenues	—	—	—	1,253	—	—	1,253
Other revenue	—	—	—	—	—	378	378
Total infrastructure revenues	—	—	—	1,253	11,047	760	13,060
Total revenues	$52,735	$3,024	$25	$1,253	$11,047	$760	$68,844

	Three Months Ended March 31, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$17,635	$611	$—	$—	$—	$—	$18,246
Maintenance revenue	12,669	—	—	—	—	—	12,669
Finance lease income	—	386	—	—	—	—	386
Other revenue	2	60	25	—	—	—	87
Total equipment leasing revenues	30,306	1,057	25	—	—	—	31,388
Infrastructure revenues
Lease income	—	—	—	—	—	16	16
Rail revenues	—	—	—	—	8,403	—	8,403
Terminal services revenues	—	—	—	4,866	—	—	4,866
Total infrastructure revenues	—	—	—	4,866	8,403	16	13,285
Total revenues	$30,306	$1,057	$25	$4,866	$8,403	$16	$44,673

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of March 31, 2018:

Total
2018	$103,657
2019	89,129
2020	58,598
2021	37,443
2022	19,437
Thereafter	8,617
Total	$316,881
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
As of March 31, 2018, the Incentive Plan provides for the issuance of up to 30 million shares. The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to its stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term, (in years)
	2018	2017
Stock Options	$9	$—	$—	8.22
Restricted Shares	90	59	416	3.10
Common Units	109	28	485	1.45
Total	$208	$87	$901
Stock Options
In the three months ended March 31, 2018, the Company granted equity-based compensation awards of 10,000 stock options to its two new independent directors (5,000 options each) pursuant to the Incentive Plan with a grant date fair value of $9 which immediately vested upon grant and expire after 10 years. The fair value of each option was estimated on the grant date using a Black-Scholes option valuation model using the following weighted average assumptions:

Expected volatility	The expected stock volatility is based on an assessment of the stock volatility of the Company’s publicly traded stock over the preceding 12-month period	19.3%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant	2.7%
Expected dividend yield	The expected dividend yield is based on management’s currently expected dividend rate	7.2%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding	5 years

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2018	2017
Current:
Federal	$129	$121
State and local	19	53
Foreign	17	21
Total current provision	165	195

Deferred:
Federal	288	4
State and local	42	—
Foreign	—	13
Total deferred provision	330	17

Total provision for income taxes	$495	$212
The Company is taxed as a flow-through entity for U.S. income tax purposes and its taxable income or loss generated is the responsibility of its owners. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The Company’s effective tax rate differs from the U.S. federal tax rate of 21% primarily due to a significant portion of its income not being subject to U.S. corporate tax rates, or being deemed to be foreign sourced and thus either not taxable or taxable at effectively lower tax rates.
As of and for the three month period ended March 31, 2018, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2014. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2018.
On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The TCJA significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates. The Company has accounted for the effects of the TCJA for the year ended December 31, 2017 which relates to the remeasurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate. Due to the significant portion of the Company’s income that is not subject to entity level tax and the presence of a significant valuation allowance, the effects of the TCJA have had a minimal impact on the income tax provision for the year ended December 31, 2017.
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
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total management fees for the three months ended March 31, 2018 and 2017 were $3,739 and $3,893, respectively.

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
A subsidiary of the Company allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the three months ended March 31, 2018 and 2017.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. No Capital Gains Incentive Allocation was due to the Master GP for the three months ended March 31, 2018 and 2017.
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
The Company will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; the Company will not reimburse the Manager for these expenses. During the three months ended March 31, 2018 and 2017, expense reimbursement of $2,181 and $2,204 was recorded in general and administrative expenses, respectively, and $1,604 and $1,150 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations.
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
Upon the successful completion of a post-IPO offering of the Company’s common shares or other equity securities (including securities issued as consideration in an acquisition), the Company will grant the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than the Company’s common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress. The Manager was granted 700,000 options as part of the equity offering in the first quarter of 2018 as discussed in Note 15.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of March 31, 2018 and December 31, 2017, no amounts were recorded as a receivable from the Manager. As of March 31, 2018 and December 31, 2017, amounts due to the Manager or its affiliates of $1,155 and $2,073, respectively, excluding accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, amounts due to the Manager or its affiliates of $1,360 and $1,228, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities on the Consolidated Balance Sheets.
Other Affiliate Transactions
As of March 31, 2018 and December 31, 2017 an affiliate of the Company’s Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2018 and December 31, 2017 was $59,811 and $66,242, respectively. For the three months ended March 31, 2018 and 2017, the amount of this non-controlling interest share of net loss was $4,764 and $2,558, respectively.
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
14. SEGMENT INFORMATION
The Company’s reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. The Company has six reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. The Company’s reportable segments are (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad, and (vi) Ports and Terminals. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases. Shipping Containers consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations. Ports and Terminals consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware river with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment of the Company:
I. For the Three Months Ended March 31, 2018

	Three Months Ended March 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$52,735	$3,024	$25	$—	$—	$—	$—	$55,784
Infrastructure revenues	—	—	—	1,253	11,047	760	—	13,060
Total revenues	52,735	3,024	25	1,253	11,047	760	—	68,844

Expenses
Operating expenses	3,433	2,368	—	11,959	7,438	2,381	—	27,579
General and administrative	—	—	—	—	—	—	3,586	3,586
Acquisition and transaction expenses	157	—	—	—	—	—	1,609	1,766
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,739	3,739
Depreciation and amortization	21,813	1,602	—	4,790	573	809	—	29,587
Interest expense	—	873	—	3,528	345	272	6,853	11,871
Total expenses	25,403	4,843	—	20,277	8,356	3,462	15,787	78,128

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(224)	—	171	148	—	—	—	95
(Loss) gain on sale of equipment, net	(20)	—	—	—	15	—	—	(5)
Interest income	73	3	—	100	—	—	—	176
Other income	—	—	—	180	—	—	—	180
Total other (expense) income	(171)	3	171	428	15	—	—	446
Income (loss) before income taxes	27,161	(1,816)	196	(18,596)	2,706	(2,702)	(15,787)	(8,838)
Provision for (benefit from) income taxes	483	3	(1)	11	—	(1)	—	495
Net income (loss)	26,678	(1,819)	197	(18,607)	2,706	(2,701)	(15,787)	(9,333)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(24)	—	—	(8,949)	206	6	—	(8,761)
Net income (loss) attributable to shareholders	$26,702	$(1,819)	$197	$(9,658)	$2,500	$(2,707)	$(15,787)	$(572)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Three Months Ended March 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$27,342	$(1,816)	$196	$(8,723)	$2,543	$(2,645)	$(14,169)	$2,728
Add: Non-controlling share of adjustments to Adjusted Net Income								(198)
Add: Equity in earnings of unconsolidated entities								95
Add: Cash payments for income taxes								(9)
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								(95)
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								(624)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,766)
Less: Equity-based compensation expense								(208)
Less: Provision for income taxes								(495)
Net loss attributable to shareholders								$(572)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$1,385	$—	$—	$—	$—	$—	$1,385
Asia	9,209	2,658	25	—	—	—	11,892
Europe	34,918	—	—	—	—	—	34,918
North America	7,133	366	—	1,253	11,047	760	20,559
South America	90	—	—	—	—	—	90
Total	$52,735	$3,024	$25	$1,253	$11,047	$760	$68,844

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended March 31, 2017

	Three Months Ended March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$30,306	$1,057	$25	$—	$—	$—	$—	$31,388
Infrastructure revenues	—	—	—	4,866	8,403	16	—	13,285
Total revenues	30,306	1,057	25	4,866	8,403	16	—	44,673

Expenses
Operating expenses	1,419	3,543	—	7,613	7,544	894	—	21,013
General and administrative	—	—	—	—	—	—	3,835	3,835
Acquisition and transaction expenses	215	—	—	—	—	—	1,237	1,452
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,893	3,893
Depreciation and amortization	11,289	1,607	—	3,951	526	4	—	17,377
Interest expense	—	924	—	1,437	199	274	1,860	4,694
Total expenses	12,923	6,074	—	13,001	8,269	1,172	10,825	52,264

Other income (expense)
Equity in losses of unconsolidated entities	(736)	—	(465)	(65)	—	—	—	(1,266)
Gain (loss) on sale of equipment and finance leases, net	2,032	—	—	—	(14)	—	—	2,018
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	83	3	—	197	—	—	—	283
Other income	—	—	—	12	—	—	—	12
Total other income (expense)	1,379	3	(465)	144	(14)	—	(2,456)	(1,409)
Income (loss) before income taxes	18,762	(5,014)	(440)	(7,991)	120	(1,156)	(13,281)	(9,000)
Provision (benefit from) for income taxes	193	2	(25)	39	—	3	—	212
Net income (loss)	18,569	(5,016)	(415)	(8,030)	120	(1,159)	(13,281)	(9,212)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(82)	(248)	—	(4,358)	4	(114)	—	(4,798)
Net income (loss) attributable to shareholders	$18,651	$(4,768)	$(415)	$(3,672)	$116	$(1,045)	$(13,281)	$(4,414)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Loss to net loss attributable to shareholders:

	Three Months Ended March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$19,059	$(4,766)	$(440)	$(3,614)	$142	$(1,042)	$(9,588)	$(249)
Add: Non-controlling share of adjustments to Adjusted Net Income								39
Add: Equity in losses of unconsolidated entities								(1,266)
Add: Cash payments for income taxes								3
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,266
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(2,456)
Less: Acquisition and transaction expenses								(1,452)
Less: Equity-based compensation income								(87)
Less: Provision for income taxes								(212)
Net loss attributable to shareholders								$(4,414)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$2,367	$—	$—	$—	$—	$—	$2,367
Asia	14,769	671	25	—	—	—	15,465
Europe	11,470	—	—	—	—	—	11,470
North America	1,405	386	—	4,866	8,403	16	15,076
South America	295	—	—	—	—	—	295
Total	$30,306	$1,057	$25	$4,866	$8,403	$16	$44,673

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

V. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$1,002,582	$194,420	$4,624	$577,547	$53,126	$146,594	$68,933	$2,047,826

Debt, net	—	52,084	—	198,869	17,150	—	442,535	710,638

Total liabilities	148,500	55,398	99	216,892	31,937	19,691	448,815	921,332

Non-controlling interests in equity of consolidated subsidiaries	3,013	—	—	72,556	2,988	364	524	79,445

Total equity	854,082	139,022	4,525	360,655	21,189	126,903	(379,882)	1,126,494

Total liabilities and equity	$1,002,582	$194,420	$4,624	$577,547	$53,126	$146,594	$68,933	$2,047,826

	March 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$48,371	$—	$—	$—	$—	$—	$—	$48,371
Asia	243,632	161,496	—	—	—	—	—	405,128
Europe	495,156		—	—	—	—	—	495,156
North America	127,136	—	—	374,227	42,110	136,004	—	679,477
South America	12,413	—	—	—	—	—	—	12,413
Total	$926,708	$161,496	$—	$374,227	$42,110	$136,004	$—	$1,640,545

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$952,543	$195,101	$4,429	$579,329	$51,989	$123,693	$48,722	$1,955,806

Debt, net	—	53,590	—	184,942	22,513	—	442,219	703,264

Total liabilities	145,882	56,853	100	210,159	36,560	14,229	456,948	920,731

Non-controlling interests in equity of consolidated subsidiaries	3,037	—	—	81,414	2,737	295	524	88,007

Total equity	806,661	138,248	4,329	369,170	15,429	109,464	(408,226)	1,035,075

Total liabilities and equity	$952,543	$195,101	$4,429	$579,329	$51,989	$123,693	$48,722	$1,955,806

	December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$36,648	$—	$—	$—	$—	$—	$—	$36,648
Asia	210,152	163,072	—	—	—	—	—	373,224
Europe	527,166	—	—	—	—	—	—	527,166
North America	96,525	—	—	371,687	40,512	118,317	—	627,041
South America	—	—	—	—	—	—	—	—
Total	$870,491	$163,072	$—	$371,687	$40,512	$118,317	$—	$1,564,079

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

15. EARNINGS PER SHARE AND EQUITY
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding, plus potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2017
Net loss attributable to shareholders	$(572)	$(4,414)
Weighted Average Shares Outstanding - Basic	81,534,454	75,762,283
Weighted Average Shares Outstanding - Diluted	81,534,454	75,762,283

Basic and Diluted EPS	$(0.01)	$(0.06)
For the three months ended March 31, 2018 and 2017, 47,189 and 2,149 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the three months ended March 31, 2018, the Company issued 7,000,000 common shares, par value $0.01 per share, representing limited liability interest in the Company, in connection with a public offering, at a price of $18.65 per share. The offering closed on January 16, 2018. Net proceeds received by the Company from the offering were $128,450 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. To compensate the Manager for its successful efforts in raising capital for the Company, in connection with the offering, the Company granted options to the Manager related to 700,000 common shares at the public offering price which had a fair value of approximately $1,900 as of the grant date. The assumptions used in valuing the options were: a 2.52% risk-free rate, a 5.45% dividend yield, a 27.73% volatility and a ten-year term. The Company intends to use the net proceeds from the offering for general corporate purposes, including the funding of future investments.
16. COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s Offshore Energy segment, a lessee did not fulfill their obligation under their charter arrangement, therefore the Company is pursuing rights afforded to the Company under the charter and the range of potential losses against the obligation is $0 to $3,334. The Company’s maximum exposure under other arrangements is unknown as no additional claims have been made. The Company believes the risk of loss in connection with such arrangements is remote.
The Company has also entered into an arrangement with its non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15,000. The Company will account for such amounts when and if such conditions are achieved.
The Company has entered into an arrangement with the seller of Long Ridge, whereby the seller may receive additional payments contingent upon the achievement of certain conditions, not to exceed $5,000. The Company will account for such amounts when and if such conditions are achieved.
Several of the Company’s subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Three Months Ended March 31,
	2018	2017
Rent expense	$1,157	$1,241

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of March 31, 2018, minimum future rental payments under operating and capital leases are as follows:

2018	$3,991
2019	5,079
2020	4,039
2021	2,739
2022	2,227
Thereafter	69,040
Total	$87,115
17. SUBSEQUENT EVENTS
On April 12, 2018, the Company drew down on the Revolving Credit Facility for $25,000 which will bear interest at the 3-month LIBOR interest plus applicable margin per terms of the agreement.
On May 3, 2018, the Company’s Board of Directors declared a cash dividend on its common shares of $0.33 per share for the quarter ended March 31, 2018, payable on May 29, 2018 to the holders of record on May 17, 2018.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of March 31, 2018, we had total consolidated assets of $2.0 billion and total equity of $1.1 billion.
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through our corporate operating segment and the following six reportable segments: (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, all of which are within Equipment Leasing Business, and (iv) Jefferson Terminal, (v) Railroad and (vi) Ports and Terminals, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Offshore Energy segment consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases. The Shipping Containers segment consists of an investment in an unconsolidated entity engaged in the leasing of shipping containers on both an operating lease and finance lease basis. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. The Ports and Terminals segment consists of Repauno, acquired in 2016, a 1,630 acre deep-water port located along the Delaware river with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, acquired in June 2017, a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities.
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
Our Manager
On December 27, 2017, SoftBank Group Corp. (“SoftBank”) announced that it completed its previously announced acquisition of Fortress (the “SoftBank Merger”). In connection with the Merger, Fortress operates within SoftBank as an independent business headquartered in New York.

Results of Operations
Adjusted Net Income (Loss) (Non-GAAP)
The Chief Operating Decision Maker (“CODM”) utilizes Adjusted Net Income (Loss) as the key performance measure. This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions.
Adjusted Net Income (Loss) is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings of unconsolidated entities, (b) to include the impact of cash income tax payments, and our pro-rata share of the Adjusted Net Income (Loss) from unconsolidated entities, and (c) to exclude the impact of the non-controlling share of Adjusted Net Income (Loss). We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income (Loss). We believe that net income attributable to shareholders, as defined by GAAP, is the most comparable earnings measurement with which to reconcile Adjusted Net Income (Loss).
Adjusted EBITDA (Non-GAAP)
We view Adjusted EBITDA as a secondary measurement to Adjusted Net Income (Loss), which we believe serves as a useful supplement to investors, analysts and management to measure economic performance of deployed revenue generating assets between periods on a consistent basis, and which we believe measures our financial performance and helps identify operational factors that management can impact in the short-term, namely our cost structure and expenses. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate Adjusted EBITDA in the same manner.
Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three months ended March 31, 2018 and March 31, 2017
The following table presents our consolidated results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Income (Loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Revenues
Equipment leasing revenues
Lease income	$31,557	$18,246	$13,311
Maintenance revenue	23,427	12,669	10,758
Finance lease income	367	386	(19)
Other revenue	433	87	346
Total equipment leasing revenues	55,784	31,388	24,396
Infrastructure revenues
Lease income	382	16	366
Rail revenues	11,047	8,403	2,644
Terminal services revenues	1,253	4,866	(3,613)
Other revenue	378	—	378
Total infrastructure revenues	13,060	13,285	(225)
Total revenues	68,844	44,673	24,171

Expenses
Operating expenses	27,579	21,013	6,566
General and administrative	3,586	3,835	(249)
Acquisition and transaction expenses	1,766	1,452	314
Management fees and incentive allocation to affiliate	3,739	3,893	(154)
Depreciation and amortization	29,587	17,377	12,210
Interest expense	11,871	4,694	7,177
Total expenses	78,128	52,264	25,864

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	95	(1,266)	1,361
(Loss) gain on sale of equipment, net	(5)	2,018	(2,023)
Loss on extinguishment of debt	—	(2,456)	2,456
Interest income	176	283	(107)
Other income	180	12	168
Total other income (expense)	446	(1,409)	1,855
Loss before income taxes	(8,838)	(9,000)	162
Provision for income taxes	495	212	283
Net loss	(9,333)	(9,212)	(121)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,761)	(4,798)	(3,963)
Net loss attributable to shareholders	$(572)	$(4,414)	$3,842

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Add: Provision for income taxes	495	212	283
Add: Equity-based compensation expense	208	87	121
Add: Acquisition and transaction expenses	1,766	1,452	314
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	624	—	624
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities(1)	95	(1,266)	1,361
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	9	(3)	12
Less: Equity in (earnings) losses of unconsolidated entities	(95)	1,266	(1,361)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	198	(39)	237
Adjusted Net Income (Loss)	$2,728	$(249)	$2,977
______________________________________________________________________________________
(1) Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities includes the Company’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(2) Non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the three months ended March 31, 2018 and 2017: (i) equity-based compensation of $37 and $25, (ii) provision for income tax of $4 and $15, and (iii) changes in fair value of non-hedge derivative instruments of $(244) and $0, less (iv) cash tax payments of $(5) and $1, respectively.
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017
	(in thousands)
Net loss attributable to shareholders	$(572)	$(4,414)	$3,842
Add: Provision for income taxes	495	212	283
Add: Equity-based compensation expense	208	87	121
Add: Acquisition and transaction expenses	1,766	1,452	314
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	624	—	624
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (3)	36,814	19,306	17,508
Add: Interest expense	11,871	4,694	7,177
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	175	(680)	855
Less: Equity in (earnings) losses of unconsolidated entities	(95)	1,266	(1,361)
Less: Non-controlling share of Adjusted EBITDA (5)	(3,165)	(2,242)	(923)
Adjusted EBITDA (non-GAAP)	$48,121	$22,137	$25,984
_______________________________________________________
(3) Depreciation and amortization expense includes $29,587 and $17,377 of depreciation and amortization expense, $1,992 and $1,283 of lease intangible amortization, and $5,235 and $646 of amortization for lease incentives in the three months ended March 31, 2018 and 2017, respectively.
(4) Pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended March 31, 2018 and 2017: (i) net income (loss) of $48 and $(1,309), (ii) interest expense of $112 and $251, and (iii) depreciation and amortization expense of $15 and $378, respectively.

(5) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2018 and 2017: (i) equity based compensation of $37 and $24, (ii) provision for income taxes of $4 and $15, (iii) interest expense of $1,292 and $529, (iv) depreciation and amortization expense of $2,076 and $1,674, and (v) changes in fair value of non-hedge derivative instruments of $(244) and $0, respectively.
Revenues
For the three months ended March 31, 2018, total revenues increased $24,171 compared to the three months ended March 31, 2017 due to higher revenues in our Aviation Leasing, Offshore Energy, Railroad and Ports and Terminals segments. These increases were partially offset by a decrease in the Jefferson Terminal segment.
In Equipment Leasing, lease income increased $13,311 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in the number of assets on lease in the Aviation Leasing segment. Additionally, we continued to increase the number of aircraft and engines subject to leases with maintenance arrangements resulting in an increase to our maintenance revenue of $10,758.
In Infrastructure, rail revenues increased $2,644 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to higher traffic related to a detour resulting in the diversion of trains onto our track. Lease income increased $366 in the three months ended March 31, 2018 from a lease contract at Long Ridge, which was acquired in June 2017. The increases were offset by lower Jefferson Terminal revenue of $3,613 primarily due to lower volumes.
Expenses
For the three months ended March 31, 2018 total expenses increased $25,864 compared to the three months ended March 31, 2017 mainly due to higher (i) operating expenses (ii) depreciation and amortization and (iii) interest expense.
Operating expenses increased $6,566 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increases in (i) facility operations of $1,525 primarily in the Jefferson Terminal segment, (ii) bad debt expense of $1,410 related to the write-off of receivables in the Aviation Leasing segment, (iii) repairs and maintenance expense of $796 primarily due to maintenance costs in Jefferson Terminal and (iv) compensation and benefits of $766 primarily reflecting hiring in the Ports & Terminals and Railroad segments. Additionally, there were increases in other operating expenses related to business growth.
Depreciation and amortization increased $12,210 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to additional assets acquired and placed on lease in the Aviation Leasing segment.
Interest expense increased $7,177 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily related to interest on the Senior Notes and the Revolving Credit Facility. Refer to the Note 8 of the Consolidated Financial Statements for further detail.
Other Income (Expense)
For the three months ended March 31, 2018, total other income (expense) increased $1,855 compared to the three months ended March 31, 2017. The increase in income in 2018 primarily reflects the $2,456 loss on extinguishment of debt in the three months ended March 31, 2017 period, there was no loss on extinguishment of debt in 2018. Additionally, there was $1,361 in increased equity in earnings of unconsolidated entities primarily related to our Shipping Containers segment. Partially offsetting these increases was a $2,023 lower gain on the sale of equipment compared to the prior year period.
Net Loss
Net loss attributable to shareholders for the three months ended March 31, 2018 decreased $3,842 compared to the same period in 2017, primarily due to the changes discussed above.
Adjusted Net Income (Loss) (Non-GAAP)
Adjusted Net Income (Loss) increased $2,977 for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the changes in revenue, expenses and other income (expense) noted above, and a lower pro-rata share of Adjusted Net Loss compared to 2017. Partially offsetting the increase was lower losses on the extinguishment of debt of $2,456 in 2018 compared to 2017 and equity in earnings of $95 in 2018 compared to equity in losses of $1,266 in 2017.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $48,121 for the three months ended March 31, 2018, an increase of $25,984 compared to the same period of 2017. In addition to the changes in revenue, expenses and income/(loss) noted above, which resulted in a net decrease in loss attributable to shareholders, the change was primarily due to (i) increased depreciation and amortization expense from additional assets acquired and placed into service, (ii) increased interest expense, and (iii) increased pro-rata share of Adjusted EBITDA from unconsolidated entities. Partially offsetting these changes were changes in (i) the losses on extinguishment of debt, (ii) equity in losses of unconsolidated entities and (iii) non-controlling share of Adjusted EBITA.

Aviation Leasing Segment
As of March 31, 2018, in our Aviation Leasing segment, we own and manage 163 aviation assets, consisting of 58 commercial aircraft and 105 jet engines.
As of March 31, 2018, 50 of our commercial aircraft and 82 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 87% utilized as of March 31, 2018, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 27 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2018	9	39	48
Purchases	1	7	8
Sales	—	—	—
Transfers	—	2	2
Assets at March 31, 2018	10	48	58

Engines
Assets at January 1, 2018	57	53	110
Purchases	2	1	3
Sales	—	(4)	(4)
Transfers	—	(4)	(4)
Assets at March 31, 2018	59	46	105

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Aviation Leasing segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Revenues
Equipment leasing revenues
Lease income	$29,308	$17,635	$11,673
Maintenance revenue	23,427	12,669	10,758
Other revenue	—	2	(2)
Total revenues	52,735	30,306	22,429

Expenses
Operating expenses	3,433	1,419	2,014
Acquisition and transaction expenses	157	215	(58)
Depreciation and amortization	21,813	11,289	10,524
Total expenses	25,403	12,923	12,480

Other (expense) income
Equity losses of unconsolidated entities	(224)	(736)	512
(Loss) gain on sale of equipment, net	(20)	2,032	(2,052)
Interest income	73	83	(10)
Total other (expense) income	(171)	1,379	(1,550)
Income before income taxes	27,161	18,762	8,399
Provision for income taxes	483	193	290
Net income	26,678	18,569	8,109
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	(24)	(82)	58
Net income attributable to shareholders	$26,702	$18,651	$8,051
Add: Provision for income taxes	483	193	290
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	157	215	(58)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(224)	(736)	512
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in losses of unconsolidated entities	224	736	(512)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$27,342	$19,059	$8,283
(1) Pro-rata share of Adjusted Net Income from unconsolidated entities includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA for the Aviation Leasing segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017
(Dollar amounts in thousands)
Net income attributable to shareholders	$26,702	$18,651	$8,051
Add: Provision for income taxes	483	193	290
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	157	215	(58)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (2)	29,040	13,218	15,822
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	(224)	(736)	512
Less: Equity in losses of unconsolidated entities	224	736	(512)
Less: Non-controlling share of Adjusted EBITDA	(172)	(41)	(131)
Adjusted EBITDA (non-GAAP)	$56,210	$32,236	$23,974
______________________________________________________________________________________
(2) Depreciation and amortization expense includes (i) $21,813 and $11,289 of depreciation expense, (ii) $1,992 and $1,283 of lease intangible amortization, and (iii) $5,235 and $646 of amortization for lease incentives in the three months ended March 31, 2018 and 2017, respectively.
Revenues
Total revenues increased $22,429 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to higher lease income and maintenance revenue reflecting newly acquired assets. Lease income increased $11,673 primarily due to higher aircraft lease income of $6,863 reflecting an additional 29 aircraft on lease partially offset by the redelivery of three aircraft. Engine lease income increased $4,810 primarily driven by an increase in the number of engines which generated revenue from 47 to 87 in the three months ended March 31, 2017 and 2018, respectively. Maintenance revenue increased $10,758 due to a higher number of aircraft and engines on lease. Engine maintenance and aircraft maintenance revenue increased $6,497 and $4,261, respectively, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Expenses
Total expenses increased $12,480 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in depreciation and amortization and an increase in operating expenses. Depreciation and amortization increased by $10,524 reflecting the depreciation of additional aircraft and engines owned or put on lease in the three months ended March 31, 2018. Operating expenses increased $2,014 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily reflecting increases in (i) bad debt expense of $1,436 related to receivables deemed uncollectible, (ii) professional fees of $153 due to an increased number of assets on lease, (iii) aviation shipping expense of $152 due to the positioning of our assets for lease and (iv) other operating expense of $273 due to the overall growth of the aviation portfolio.
Other Income
Total other income decreased $1,550 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflecting a $20 loss on the sale of leasing equipment in 2018 compared to a $2,032 gain in 2017 partially offset by a $512 decrease in equity losses of unconsolidated entities.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income was $27,342 for the three months ended March 31, 2018 increasing $8,283 compared to the three months ended March 31, 2017, primarily reflecting the changes to net income attributable to shareholders noted above, adjusted for the provision for income taxes, and acquisition and transaction expenses.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $56,210 for the three months ended March 31, 2018 increasing $23,974 compared to the three months ended March 31, 2017. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three months ended March 31, 2018 and higher provision for income tax.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of March 31, 2018:

Offshore Energy Assets
Asset Type	Year Built	Description
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Offshore Energy segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Revenues
Equipment leasing revenues
Lease income	$2,249	$611	$1,638
Finance lease income	367	386	(19)
Other revenue	408	60	348
Total revenues	3,024	1,057	1,967

Expenses
Operating expenses	2,368	3,543	(1,175)
Depreciation and amortization	1,602	1,607	(5)
Interest expense	873	924	(51)
Total expenses	4,843	6,074	(1,231)

Other income
Interest income	3	3	—
Total other income	3	3	—
Loss before income taxes	(1,816)	(5,014)	3,198
Provision for income taxes	3	2	1
Net loss	(1,819)	(5,016)	3,197
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(248)	248
Net loss attributable to shareholders	$(1,819)	$(4,768)	$2,949
Add: Provision for income taxes	3	2	1
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(1,816)	$(4,766)	$2,950

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Offshore Energy segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017
(Dollar amounts in thousands)
Net loss attributable to shareholders	$(1,819)	$(4,768)	$2,949
Add: Provision for income taxes	3	2	1
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,602	1,607	(5)
Add: Interest expense	873	924	(51)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	(95)	95
Adjusted EBITDA (non-GAAP)	$659	$(2,330)	$2,989
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2018 and 2017: (i) depreciation expense of $0 and $62 and (ii) interest expense of $0 and $33.
Revenues
Total revenues increased $1,967 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher lease income and other revenue. The increase in lease income reflects the ROV support vessel having been on a long-term lease arrangement in 2018 compared to 2017 when a long-term lease arrangement was entered into towards the end of March. Other revenue increased $348 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the crew provisions reimbursement income for the offshore construction support vessel.
Expenses
For the three months ended March 31, 2018, total expenses decreased $1,231 compared to the prior year period primarily due to decreases in operating expenses.
Operating expenses decreased $1,175 in the three months ended March 31, 2018 compared to the prior period reflecting lower (i) legal fees of $975, (ii) mobilization and cost for spare parts of $304 and (iii) other operating expenses of $227 partially offset by increased project costs of $197 and crew costs of $134.
During the three months ended March 31, 2018, there was depreciation expense of $1,194 and $408 related to the construction support vessel and ROV support vessel, respectively, consistent to the prior period.
During the three months ended March 31, 2018, there was interest expense of $873 and $0 primarily related to financing for the construction support vessel and ROV support vessel, respectively. During the three months ended March 31, 2017, there was interest expense of $891 and $33 primarily related to financing for the construction support vessel and ROV support vessel, respectively. The note relating to the ROV support vessel was settled during the third quarter of 2017 due to the transfer of interest from the non-controlling interest holder to the Company.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss decreased $2,950 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is primarily due to the changes to net loss attributable to shareholders described above.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2,989 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is primarily due to the changes to net loss attributable to shareholders described above.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture an interest in approximately 32,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of March 31, 2018:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
32,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer	~10 Years	Direct Finance Lease/Operating Lease	5 Customers	51%

The following table presents our results of operations and reconciliation of Net income (loss) attributable to shareholders to Adjusted Net Income (Loss) for the Shipping Containers segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Revenues
Equipment leasing revenues
Finance lease income	$—	$—	$—
Other revenue	25	25	—
Total revenues	25	25	—

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	171	(465)	636
Total other income (expense)	171	(465)	636
Income (loss) before income taxes	196	(440)	636
Benefit from income taxes	(1)	(25)	24
Net income (loss) attributable to shareholders	$197	$(415)	$612
Add: Benefit from income taxes	(1)	(25)	24
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	171	(465)	636
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in (losses) earnings of unconsolidated entities	(171)	465	(636)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income (Loss)	$196	$(440)	$636
________________________________________________________
(1) Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities includes Shipping Container’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA for the Shipping Containers segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Net income (loss) attributable to shareholders	$197	$(415)	$612
Add: Benefit from income taxes	(1)	(25)	24
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	251	121	130
Less: Equity in (losses) earnings of unconsolidated entities	(171)	465	(636)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$276	$146	$130
_______________________________________________________
(2) The Company’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the following items for the three months ended March 31, 2018 and 2017: (i) net income (loss) of $124 and $(508), (ii) interest expense of $112 and $251, and (iii) depreciation and amortization expense of $15 and $378, respectively.
Revenues
Total revenues remained consistent in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Other Income (Expense)
Total other income (expense) increased $636 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, reflecting income earned from the sales of operating lease containers within our shipping container joint venture.
Adjusted Net Income (Loss) (Non-GAAP)
Adjusted Net Income (Loss) increased $636 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, reflecting the increase in equity in earnings of unconsolidated entities.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $276 in the three months ended March 31, 2018, an increase of $130 compared to the three months ended March 31, 2017. The increase primarily reflects the entities change in equity in unconsolidated entities coupled with a higher pro-rata share of Adjusted EBITDA from unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for the Jefferson Terminal segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Revenues
Infrastructure revenues
Terminal services revenues	$1,253	$4,866	$(3,613)
Total revenues	1,253	4,866	(3,613)

Expenses
Operating expenses	11,959	7,613	4,346
Depreciation and amortization	4,790	3,951	839
Interest expense	3,528	1,437	2,091
Total expenses	20,277	13,001	7,276

Other income
Equity in earnings (losses) of unconsolidated entities	148	(65)	213
Interest income	100	197	(97)
Other income	180	12	168
Total other income	428	144	284
Loss before income taxes	(18,596)	(7,991)	(10,605)
Provision for income taxes	11	39	(28)
Net loss	(18,607)	(8,030)	(10,577)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,949)	(4,358)	(4,591)
Net loss attributable to shareholders	$(9,658)	$(3,672)	$(5,986)
Add: Provision for income taxes	11	39	(28)
Add: Equity-based compensation expense	90	59	31
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	624	—	624
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	148	(65)	213
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	9	(3)	12
Less: Equity in (losses) earnings of unconsolidated entities	(148)	65	(213)
Less: Non-controlling share of Adjusted Net Income (Loss)(2)	201	(37)	238
Adjusted Net Loss	$(8,723)	$(3,614)	$(5,109)
______________________________________________________
(1) Pro-rata share of Adjusted Net Loss from unconsolidated entities includes Jefferson Terminal’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Jefferson Terminal’s non-controlling share of Adjusted Net Income (Loss) is comprised of the following for the three months ended March 31, 2018 and 2017: (i) equity-based compensation of $34 and $23, (ii) provision for income taxes of $4 and $15, (iii) changes in fair value of non-hedge derivative instruments of $(244) and $0, less (iv) cash paid for income taxes of $(5) and $1, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for the Jefferson Terminal segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Net loss attributable to shareholders	$(9,658)	$(3,672)	$(5,986)
Add: Provision for income taxes	11	39	(28)
Add: Equity-based compensation expense	90	59	31
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	624	—	624
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	4,790	3,951	839
Add: Interest expense	3,528	1,437	2,091
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	148	(65)	213
Less: Equity in (losses) earnings of unconsolidated entities	(148)	65	(213)
Less: Non-controlling share of Adjusted EBITDA (3)	(2,935)	(2,038)	(897)
Adjusted EBITDA (non-GAAP)	$(3,550)	$(224)	$(3,326)
________________________________________________________
(3) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2018 and 2017: (i) equity-based compensation of $34 and $23, (ii) provision for income taxes of $4 and $15, (iii) interest expense of $1,271 and $458, (iv) changes in fair value of non-hedge derivative instruments of $(244) and $0, and (vii) depreciation and amortization expense of $1,870 and $1,542, respectively.
Revenues
Total revenues decreased $3,613 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, reflecting lower volumes.
Expenses
Total expenses increased $7,276 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher operating expenses of $4,346. During the quarter, Jefferson Terminal transitioned terminal operations to a new terminal operator. As a result of this transition, there was a non-recurring increase in facility operating costs related to the ramp-up of the new operator of $1,144. Additionally, the terminal had various other non-recurring facility operating costs totaling $1,134. Additionally, the increase in total operating expenses reflect higher (i) professional fees of $831 which were related to legal expenses for ongoing matters, and (ii) repairs and maintenance of $565, for maintenance performed during the quarter. General operating costs increased by (iii) $382 related to relocation expenses for a new office, (iv) tax expense of $156, (v) environmental expense of $117 related to waste disposal costs incurred in 2018, and (vi) lease expenses of $34.
Interest expense increased $2,091 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a decrease in interest capitalized under the Series 2016 bonds and a decrease in construction in progress as certain terminal storage assets were placed into service in the first quarter of 2018.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss was $8,723 in the three months ended March 31, 2018, increasing $5,109 compared to the three months ended March 31, 2017. The increase reflects the changes in net loss attributable to shareholders noted above, offset by the changes in fair value of non-hedge derivatives and the non-controlling interest share of Adjusted Net Loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(3,550) in the three months ended March 31, 2018, a decrease of $3,326 as compared to the three months ended March 31, 2017. The decrease reflects the changes in net loss attributable to shareholders noted above as well as a $897 decrease in non-controlling share of Adjusted EBITDA. Partially offsetting this decrease is the increase in interest expense of $2,091 noted above, as well as depreciation and amortization expense of $839 and the change in fair value of non-hedge derivative instruments of $624.

Railroad Segment
The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income for the Railroad segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Revenues
Infrastructure revenues
Rail revenues	$11,047	$8,403	$2,644
Total revenues	11,047	8,403	2,644

Expenses
Operating expenses	7,438	7,544	(106)
Depreciation and amortization	573	526	47
Interest expense	345	199	146
Total expenses	8,356	8,269	87

Other income (expense)
Gain (loss) on sale of equipment, net	15	(14)	29
Total other income	15	(14)	29
Income before income taxes	2,706	120	2,586
Provision for income taxes	—	—	—
Net income	2,706	120	2,586
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	206	4	202
Net income attributable to shareholders	$2,500	$116	$2,384
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	46	28	18
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	(3)	(2)	(1)
Adjusted Net Income	$2,543	$142	$2,401

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA for the Railroad segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Net income attributable to shareholders	$2,500	$116	$2,384
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	46	28	18
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	573	526	47
Add: Interest expense	345	199	146
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(58)	(41)	(17)
Adjusted EBITDA (non-GAAP)	$3,406	$828	$2,578
________________________________________________________
(1) Non-controlling share of Adjusted EBITDA is comprised of the following items for the three months ended March 31, 2018 and 2017: (i) equity-based compensation of $3 and $1, (ii) interest expense of $21 and $11, and (iii) depreciation and amortization expense of $34 and $29, respectively.
Revenues
Total revenues increased $2,644 in the three months ended March 31, 2018 compared to the same period of 2017 due to higher traffic related to a detour resulting in the diversion of trains onto our track. The increase reflects $3,025 of higher freight transportation revenue partially offset by a $381 decrease in switching and other rail service revenue.
Expenses
Total expenses decreased $87 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lower operating expenses. The decrease in operating expenses of $106 reflects lower (i) general operating expense of $1,197 due to certain tax benefits taken in the three months ended March 31, 2018 for the 2017 annual period that were enacted during 2017, (ii) fuel expense of $183 and (iii) professional fees of $55. Partially offsetting these decreases was higher expenses of (i) $1,004 pertaining to the increased traffic resulting from the diversion of trains onto our track and (ii) $325 relating to compensation and benefits.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income increased $2,401 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In addition to the changes in net income attributable to shareholders noted above, Adjusted Net Income was impacted by higher equity-based compensation expense of $18.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $3,406 in the three months ended March 31, 2018, increasing $2,578 as compared to the three months ended March 31, 2017. In addition to the changes in net income attributable to shareholders noted above, Adjusted EBITDA was also impacted by an increase in interest expense of $146 and higher equity-based compensation expense of $18 in the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Ports and Terminals
The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Loss for Ports and Terminals for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Revenues
Infrastructure revenues
Lease income	$382	$16	$366
Other revenue	378	—	378
Total revenues	760	16	744

Expenses
Operating expenses	2,381	894	1,487
Depreciation and amortization	809	4	805
Interest expense	272	274	(2)
Total expenses	3,462	1,172	2,290
Loss before income taxes	(2,702)	(1,156)	(1,546)
(Benefit from) provision for income taxes	(1)	3	(4)
Net loss	(2,701)	(1,159)	(1,542)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	6	(114)	120
Net loss attributable to shareholders	$(2,707)	$(1,045)	$(1,662)
Add: (Benefit from) provision for income taxes	(1)	3	(4)
Add: Equity-based compensation expense	63	—	63
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(2,645)	$(1,042)	$(1,603)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Ports and Terminals for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Net loss attributable to shareholders	$(2,707)	$(1,045)	$(1,662)
Add: (Benefit from) provision for income taxes	(1)	3	(4)
Add: Equity-based compensation expense	63	—	63
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Depreciation and amortization expense	809	4	805
Add: Interest expense	272	274	(2)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	(27)	27
Adjusted EBITDA	$(1,564)	$(791)	$(773)
Revenues
For the three months ended March 31, 2018, total revenue increased $744 consisting of $366 of higher lease income from leases in place at Long Ridge (acquired in June 2017), as well as $378 of other revenue, relating to services performed for lessees at Long Ridge.
Expenses
Total expenses increased $2,290 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase primarily reflects higher operating expenses of $1,487, which consisted of (i) compensation and benefits expenses of $477 as a result of additional employees hired at Long Ridge, (ii) facility operations of $410, (iii) insurance expense of $157 and (iv) other operating expenses of $443. Depreciation expense increased $805 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the acquisition of Long Ridge in the second quarter of 2017 as well as the placement of additional assets into service at Repauno.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $1,603 for the three months ended March 31, 2018 compared to the same period of 2017 due to the changes in net loss attributable to shareholders noted above, offset by equity based compensation of $63.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(1,564) and $(791) for the three months ended March 31, 2018 and 2017, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA for the three months ended March 31, 2018 includes depreciation expense of $809, which represents an increase of $805 compared to the three months ended March 31, 2017.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss for Corporate for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Expenses
General and administrative	$3,586	$3,835	$(249)
Acquisition and transaction expenses	1,609	1,237	372
Management fees and incentive allocation to affiliate	3,739	3,893	(154)
Interest expense	6,853	1,860	4,993
Total expenses	15,787	10,825	4,962

Other expense
Loss on extinguishment of debt	—	(2,456)	2,456
Total other expense	—	(2,456)	2,456
Loss before income taxes	(15,787)	(13,281)	(2,506)
Provision for income taxes	—	—	—
Net loss	(15,787)	(13,281)	(2,506)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net loss attributable to shareholders	$(15,787)	$(13,281)	$(2,506)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	9	—	9
Add: Acquisition and transaction expenses	1,609	1,237	372
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(14,169)	$(9,588)	$(4,581)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA for Corporate for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2018	2017
Net loss attributable to shareholders	$(15,787)	$(13,281)	$(2,506)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	9	—	9
Add: Acquisition and transaction expenses	1,609	1,237	372
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	6,853	1,860	4,993
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(7,316)	$(7,728)	$412
Expenses
Total expenses increased $4,962 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase primarily consists of higher interest expense of $4,993 related Senior Notes issued throughout 2017. General and administrative costs decreased $249 and reflected (i) $327 of lower general corporate costs, (ii) $23 in lower reimbursement expenses to our Manager, and (iii) $5 of lower insurance expense. Partially offsetting these decreases was higher directors fees of $84 resulting from the additions of two new directors in 2018, and other expenses of $22. Acquisition and transaction costs increased $372, reflecting $454 of higher reimbursement expenses to our Manager, partially offset by $82 of lower legal expenses.
Other Expenses
Total other expenses decreased $2,456 in the three months ended March 31, 2018 compared to the same period in 2017. The decrease is due to a loss on extinguishment of debt incurred in the prior period.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss was $14,169 in the three months ended March 31, 2018, increasing $4,581 compared to the three months ended March 31, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was reduced by $2,456 in 2017 related to the extinguishment of debt. There was no extinguishment in 2018.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $(7,316) for the three months ended March 31, 2018, increasing $412 compared to the same period in 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA includes the impact of higher interest expense of $4,993 related to the Senior Notes issued throughout March 2017. Adjusted EBITDA for the 2017 period reflects the impact of losses on the extinguishment of debt. There was no extinguishment in 2018.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) dividends to our shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the three months ended March 31, 2018 and 2017, cash used for the purpose of making investments was $119,626 and $98,265, respectively.

•	In the three months ended March 31, 2018 and 2017, dividends to shareholders were $27,333 and $25,013, respectively, and no distributions were made to non-controlling interests.

•
Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.

Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our transportation infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) proceeds from borrowings or the issuance of debt securities, (iii) proceeds from asset sales and (iv) proceeds from the issuance of common shares.

•
During the three months ended March 31, 2018 and 2017, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $21,319 and $22,214, respectively.

•
During the three months ended March 31, 2018, additional borrowings were obtained in connection with the Jefferson Revolver of $13,000, net of financing costs, and the CMQR Credit Agreement of $5,600. We made total principal repayments of $12,612, primarily relating to the FTAI Pride Credit Agreement and the CMQR Credit Agreement. During three months ended March 31, 2017, additional borrowings were obtained in connection with the Term Loan of $97,163, net of deferred financing costs and the Senior Notes of $137,248, net of deferred financing costs and the repayment of the Term Loan. We made total principal repayments of $1,562 primarily related to the of the FTAI Pride Credit Agreement.

•	During the three months ended March 31, 2018 and 2017, proceeds from the sale of assets were $6,174 and $9,886, respectively.

•	During the three months ended March 31, 2018, proceeds from the issuance of common shares were $128,450, net of issuance costs of $2,100.
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
Historical Cash Flow
Comparison of the three months ended March 31, 2018 and March 31, 2017
The following table compares the historical cash flow for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2018	March 31, 2017
Cash Flow Data:
Net cash provided by operating activities	$11,470	$17,680
Net cash used in investing activities	$(113,483)	$(88,209)
Net cash provided by financing activities	$115,946	$214,287
Net cash provided by operating activities was $11,470 in the three months ended March 31, 2018 as compared to $17,680 in the three months ended March 31, 2017, representing a $6,210 decrease. Net loss was $9,333 for the three months ended March 31, 2018, compared $9,212 for the three months ended March 31, 2017, an increase in net loss of $121. The decrease was attributable to changes in (i) other assets of $10,051 due to the settlement of maintenance right assets in the three months ended March 31, 2017, (ii) in accounts receivable of $5,761and (ii) accounts payable of $4,776 due to the expansion of business operations across all segments. The decrease was offset by adjustments to reconcile net income which include an increase of (i) $12,210 relating to depreciation and amortization, (ii) $5,277 relating to amortization of lease intangibles and incentives, (iii) $1,410 relating to bad debt expense and (iv) $2,023 of losses on the sale of leasing equipment, offset by a decrease of $2,456 of loss on extinguishment of debt and $1,361 in equity in losses of unconsolidated entities.
Net cash used in investing activities was $113,483 in the three months ended March 31, 2018 as compared to $88,209 in the three months ended March 31, 2017, representing a $25,274 increase. Cash used in investing activities increased due to the acquisition of leasing equipment and lease intangibles of $19,377 in the Aviation Leasing segment and the acquisition of property, plant and equipment of $8,845 mainly due to on going capital projects at Repauno and Jefferson Terminal, offset by a decrease in cash used in investments in unconsolidated entities of $13,539 and proceeds from the sale of leasing equipment of $3,698 in three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net cash provided by financing activities was $115,946 in the three months ended March 31, 2018 as compared to $214,287 in the three months ended March 31, 2017, representing a $98,341 decrease. This was attributable to a $216,811 decrease in proceeds from borrowings, mainly attributable to the Senior Notes and an increase of $11,050 on the repayment of debt, mainly attributable to repayments under the CMQR Credit Agreement. These decreases were offset by an increase of $128,450 from proceeds for the issuance of common stock net of issuance costs and an increase in receipt of maintenance deposits of $5,296.
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

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2018	March 31, 2017
Net Cash Provided by Operating Activities	$11,470	$17,680
Add: Principal Collections on Finance Leases	129	110
Add: Proceeds from sale of assets	6,174	9,885
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	(1,562)	(1,562)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	18,226	(4,365)
Funds Available for Distribution (FAD)	$34,437	$21,748
_____________________________________________________
(1) Required payments on debt obligations for the three months ended March 31, 2018 excludes $11,050 repayment of the CMQR Credit Agreement, and for the three months ended March 31, 2017 excludes $100,000 repayment of the Term Loan, both of which were voluntary refinancings as repayment of these amounts was not required at such time.
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

Debt Obligations
Refer to Note 8 of the Consolidated Financial Statements for detail.
Contractual Obligations
The following table summarizes our future obligations, by period due, as of March 31, 2018, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of March 31, 2018.

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
FTAI Pride Credit Agreement	$4,688	$47,743	$—	$—	$—	$—	$52,431
CMQR Credit Agreement	—	17,350	—	—	—	—	17,350
Series 2012 Bonds	1,545	1,670	1,810	1,960	2,120	33,660	42,765
Series 2016 Bonds	—	—	144,200	—	—	—	144,200
Senior Notes	—	—	—	—	450,000	—	450,000
Jefferson Revolver	—	—	—	13,511	—	—	13,511
Total principal payments on loans and bonds payable	6,233	66,763	146,010	15,471	452,120	33,660	720,257

Total estimated interest payments (1)	39,316	46,206	34,870	33,408	9,192	15,683	178,675
Obligation to third-party (Repauno)	5,500	—	—	—	—	—	5,500
Operating lease obligations	3,719	4,722	3,698	2,532	2,135	69,033	85,839
Capital lease obligations	272	357	341	207	92	7	1,276
	48,807	51,285	38,909	36,147	11,419	84,723	271,290
Total contractual obligations	$55,040	$118,048	$184,919	$51,618	$463,539	$118,383	$991,547

(1) Estimated interest rates as of March 31, 2018.
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
As of March 31, 2018, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of approximately $644 and $(656), respectively, over the next 12 months before the impact of interest rate derivatives.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
No change other than certain remediation efforts related to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have made no significant changes in our remediation plans during the three months ended March 31, 2018 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.
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
The success of our business depends in large part on the success of the operators in the sectors in which we participate. Cash flows from our assets are substantially impacted by our ability to collect compensation and other amounts to be paid in respect of such assets from the customers with whom we enter into leases, charters or other contractual arrangements. Inherent in the nature of the leases, charters and other arrangements for the use of such assets is the risk that we may not receive, or may experience delay in realizing, such amounts to be paid. While we target the entry into contracts with credit-worthy counterparties, no assurance can be given that such counterparties will perform their obligations during the term of the leases, charters or other contractual arrangements. In addition, when counterparties default, we may fail to recover all of our assets, and the assets we do recover may be returned in damaged condition or to locations where we will not be able to efficiently lease, charter or sell them. In most cases, we maintain, or require our lessees to maintain, certain insurances to cover the risk of damages or loss of our assets. However, these insurance policies may not be sufficient to protect us against a loss.
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
Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, more recently proposed bills such as the “Rail Shipper Fairness Act of 2015,” if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on FTAI’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect FTAI’s profitability.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of March 31, 2018 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.

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
We have acquired, and may in the future acquire, operating businesses including businesses whose operations are not fully matured and stabilized (including, but not limited to, our businesses within the Jefferson Terminal and Ports and Terminals segments). While we have deep experience in the construction and operation of these companies, we are nevertheless subject to significant risks and contingencies of an operating business, and these risks are greater where the operations of such businesses are not fully matured and stabilized. Key factors that may affect our operating businesses include, but are not limited to:

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
On December 27, 2017, SoftBank announced that it completed the SoftBank Merger. In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York. There can be no assurance that the SoftBank Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.
Our Management Agreement, the Partnership Agreement and our operating agreement were negotiated prior to our IPO and among affiliated parties, and their terms, including fees payable, may not be as favorable to us as if they had been negotiated after our IPO with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Industries - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Ships Holdings Inc. and Trac Intermodal. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Ships Holdings Inc. and Trac Intermodal, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Ships Holdings Inc., Trac Intermodal and Florida East Coast Industries, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
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
In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation (“CFC”) may produce taxable income prior to our receipt of cash relating to such income, and shareholders subject to U.S. federal income tax will be required to take such income into account in determining their taxable income.
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
If the Internal Revenue Service (the “IRS”) were to determine that we, Holdco, or any other entity in which we invest that is subject to tax on a flow-through basis, is engaged in a U.S. trade or business for U.S. federal income tax purposes, any gain recognized by a foreign transferor on the sale, exchange or other disposition of our common shares would generally be treated as “effectively connected” with such trade or business to the extent it does not exceed the effectively connected gain that would be allocable to the transferor if we sold all of our assets at their fair market value as of the date of the transferor’s disposition. Under the TCJA, any such gain that is treated as effectively connected will generally be subject to U.S. federal income tax. In addition, the transferee of the common shares or the applicable withholding agent would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of our liabilities and would therefore generally exceed the amount of transferred cash received by transferor in the disposition, unless the transferor provides an IRS Form W-9 or an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. If the transferee fails to properly withhold such tax, we would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest. Although we do not believe that we are currently directly engaged in a U.S. trade or business, we are not required to manage our operations in a manner that is intended to avoid the conduct of a U.S. trade or business.
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
If a sale of our common shares by a shareholder is taxable in the United States, the shareholder will recognize gain or loss equal to the difference between the amount realized by such shareholder in the sale and such shareholder’s adjusted tax basis in those shares. A shareholder’s adjusted tax basis in the shares at the time of sale will generally be lower than the shareholder’s original tax basis in the shares to the extent that prior distributions to such shareholder exceed the total taxable income allocated to such shareholder. A shareholder may therefore recognize a gain in a sale of our common shares if the shares are sold at a price that is less than their original cost. A portion of the amount realized, whether or not representing gain, may be treated as ordinary income to such shareholder.
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
Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. A substantial portion of our income consists of “Subpart F” income (which includes rent and other types of passive income) derived from CFCs. While we believe that such income constitutes qualifying income, no assurance can be given that the IRS will agree with such position. We also believe that our return from investments will include interest, dividends, capital gains and other types of qualifying income, but no assurance can be given as to the types of income that will be earned in any given year.
If we fail to satisfy the Qualifying Income Exception, we would be required to pay U.S. federal income tax at regular corporate rates on our income. Although the TCJA reduced regular corporate rates from 35% to 21%, our failure to qualify as a partnership for U.S. federal income tax purposes could nevertheless adversely affect our business, operating results and financial condition. In addition, we would likely be liable for state and local income and/or franchise taxes on our income. Finally, distributions of cash to shareholders would constitute qualified dividend income taxable to such shareholders to the extent of our earnings and profits and would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for shareholders and thus could result in a substantial reduction in the value of our common shares.
Shareholders that are not U.S. persons should also anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our common shares.
In light of our intended investment activities, we may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes, in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. persons. Moreover, we anticipate that, in the future, we will sell interests in U.S. real holding property corporations (each a “USRPHC”) and therefore be deemed to be engaged in a U.S. trade or business at such time. If we were to realize gain from the sale or other disposition of a U.S. real property interest (including a USRPHC) or were otherwise engaged in a U.S. trade or business, non-U.S. persons generally would be required to file U.S. federal income tax returns and would be subject to U.S. federal withholding tax on their allocable share of the effectively connected income on gain at the highest marginal U.S. federal income tax rates applicable to ordinary income. Non-U.S. persons that are corporations may also be subject to a branch profits tax on their allocable share of such income. Non-U.S. persons should anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our common shares.

Non-U.S. persons that hold (or are deemed to hold) more than 5% of our common shares (or held, or were deemed to hold, more than 5% of our common shares) may be subject to U.S. federal income tax upon the disposition of some or all their common shares.
If a non-U.S. person held more than 5% of our common shares at any time during the 5-year period preceding such non-U.S. person’s disposition of our common shares, and we were considered a USRPHC (determined as if we were a U.S. corporation) at any time during such 5-year period because of our current or previous ownership of U.S. real property interests above a certain threshold, such non-U.S. person may be subject to U.S. tax on such disposition of our common shares (and may have a U.S. tax return filing obligation).
Tax-exempt shareholders may face certain adverse U.S. tax consequences from owning our common shares.
We are not required to manage our operations in a manner that would minimize the likelihood of generating income that would constitute “unrelated business taxable income” (“UBTI”) to the extent allocated to a tax-exempt shareholder. Although we expect to invest through subsidiaries that are treated as corporations for U.S. federal income tax purposes and such corporate investments would generally not result in an allocation of UBTI to a shareholder on account of the activities of those subsidiaries, we may not invest through corporate subsidiaries in all cases. Moreover, UBTI also includes income attributable to debt-financed property and we are not prohibited from incurring debt to finance our investments, including investments in subsidiaries. Furthermore, we are not prohibited from being (or causing a subsidiary to be) a guarantor of loans made to a subsidiary. If we (or certain of our subsidiaries) were treated as the borrower for U.S. tax purposes on account of those guarantees, some or all of our investments could be considered debt-financed property. The potential for income to be characterized as UBTI could make our common shares an unsuitable investment for a tax-exempt entity. Tax-exempt shareholders are urged to consult their tax advisors regarding the tax consequences of an investment in common shares.
We may hold or acquire certain investments through an entity classified as a CFC for U.S. federal income tax purposes.
Many of our investments are in non-U.S. corporations or are held through a non-U.S. subsidiary that is classified as a corporation for U.S. federal income tax purposes. Many of these entities are CFCs for U.S. federal income tax purposes. U.S. Holders indirectly owning an interest in a CFC may experience adverse U.S. tax consequences.
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
We believe that the U.S. source international transport rental income of our non-U.S. subsidiaries generally will be subject to U.S. federal income tax, on a gross-income basis at a rate not in excess of 4%. If any of our non-U.S. subsidiaries that is treated as a corporation for U.S. federal income tax purposes did not comply with certain administrative guidelines of the IRS, such that 90% or more of such subsidiary’s U.S. source international transport rental income were attributable to the activities of personnel based in the United States (in the case of bareboat leases) or from “regularly scheduled transportation” as defined in such administrative guidelines (in the case of time-charter leases), such subsidiary’s U.S. source rental income would be treated as income effectively connected with a trade or business in the United States. In such case, such subsidiary’s U.S. source international transport rental income would be subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017. In addition, such subsidiary would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased funds available for distribution to our shareholders.
Our subsidiaries may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their activities and operations, where their assets are used, or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that our subsidiaries are subject to greater taxation than we currently anticipate. For example, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax. It is possible that the IRS could assert that a greater portion of any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of our shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax treatment of our common shareholders may also be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect our investments and commitments that were previously made, and could adversely affect the value of our shares or cause us to change the way we conduct our business.
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
Because we cannot match transferors and transferees of our shares, we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our shares.
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
We generally allocate items of income, gain, loss and deduction using a monthly or other convention, whereby any such items we recognize in a given month are allocated to our shareholders as of a specified date of such month. As a result, if a shareholder transfers its common shares, it might be allocated income, gain, loss and deduction realized by us after the date of the transfer. Similarly, if a shareholder acquires additional common shares, it might be allocated income, gain, loss, and deduction realized by us prior to its ownership of such common shares. Consequently, our shareholders may recognize income in excess of cash distributions received from us, and any income so included by a shareholder would increase the basis such shareholder has in its common shares and would offset any gain (or increase the amount of loss) realized by such shareholder on a subsequent disposition of its common shares.

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
We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls, and the outcome of that effort may adversely affect our results of operations, financial condition and liquidity. Because we are no longer an emerging growth company, we are subject to heightened disclosure obligations, which may impact our share price.
As a public company, we are required to comply with Section 404 (“Section 404”) of the Sarbanes-Oxley Act. Section 404 requires that we evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also requires an independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Because we ceased to be an emerging growth company at the end of 2017, we were required to have our independent registered public accounting firm attest to the effectiveness of our internal controls in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The outcome of our review and the report of our independent registered public accounting firm may adversely affect our results of operations, financial condition and liquidity. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. If we discover a material weakness in our internal control over financial reporting, our share price could decline and our ability to raise capital could be impaired.
Furthermore, because we are no longer an emerging growth company, we can no longer take advantage of certain other exemptions from various SEC reporting requirements, including, but not limited to, exemptions from enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the requirements of holding a non-binding advisory vote on executive compensation at our annual meeting and obtaining shareholder approval of any golden parachute payments not previously approved. Until we comply with these requirements in connection with our 2018 periodic reports, proxy statement and annual meeting of shareholders, our shareholders may not have access to certain information they deem important. Because we have previously taken advantage of each of these exemptions, we do not know if some investors will find our common shares less attractive as a result.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. We recently granted our Manager an option to acquire 700,000 common shares are part of the equity offering discussed in Note 15 to this Quarterly Report on Form 10Q. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of March 31, 2018, rights relating to 725,000 of our common shares were outstanding under the Incentive Plan. In connection with an offering that closed on January 16, 2018, the number of shares reserved for issuance under the Incentive Plan will be increased in an amount equal to 700,000 common shares, which amount corresponds to the common shares subject to the option described above. In the future on the date of any equity issuance by the Company during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by the Company in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
Sales or issuances of our common shares could adversely affect the market price of our common shares.
Sales of substantial amounts of our common shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our common shares. The issuance of our common shares in connection with property, portfolio or business acquisitions or the exercise of outstanding options or otherwise could also have an adverse effect on the market price of our common shares.
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
We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations, acquisitions or investments. Upon our liquidation, lenders and holders of our debt and holders of our preferred shares (if any) would receive a distribution of our available assets before common shareholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common shareholders on a preemptive basis. Therefore, additional issuances of common shares, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common shareholders and such issuances, or the perception of such issuances, may reduce the market price of our common shares. Any preferred shares issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common shareholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common shareholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common shares.
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
As a relatively new public company with shares listed on the NYSE, we need to comply with an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations of the SEC and requirements of the NYSE. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have independent directors and board committees. In addition, we may continue to incur additional costs associated with maintaining directors’ and officers’ liability insurance and with the termination of our status as an emerging growth company as of the end of 2017. Because we are no longer an emerging growth company, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are currently evaluating and monitoring developments with respect to these rules, which may impose additional costs on us and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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

†	10.15
Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option
and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K,
filed on January 17, 2018).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit No.	Description
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	May 4, 2018
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	May 4, 2018
Scott Christopher
Chief Financial Officer and Chief Accounting Officer