Form 10-Q
period 2018-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2018-08-03
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018 OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 82,787,466 common shares representing limited liability company interests outstanding at July 31, 2018.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to us. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and win additional contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal control over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•	effects of the merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	Notes	June 30,	December 31,
(Dollar amounts in thousands, except share and per share data)		2018	2017
Assets
Cash and cash equivalents	2	$40,319	$59,400
Restricted cash	2	33,526	33,406
Accounts receivable, net		41,882	31,076
Leasing equipment, net	3	1,203,741	1,074,130
Finance leases, net	4	16,293	9,244
Property, plant, and equipment, net	5	599,723	489,949
Investments	6	43,404	42,538
Intangible assets, net	7	36,019	40,043
Goodwill		116,584	116,584
Other assets	2	79,781	59,436
Total assets		$2,211,272	$1,955,806

Liabilities
Accounts payable and accrued liabilities		$83,920	$68,226
Debt, net	8	862,746	703,264
Maintenance deposits		122,617	103,464
Security deposits		30,850	27,257
Other liabilities		21,813	18,520
Total liabilities		$1,121,946	$920,731

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 82,787,466 and 75,771,738 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)		828	758
Additional paid in capital		1,065,474	985,009
Accumulated deficit		(38,432)	(38,699)
Accumulated other comprehensive income		—	—
Shareholders' equity		1,027,870	947,068
Non-controlling interest in equity of consolidated subsidiaries		61,456	88,007
Total equity		1,089,326	1,035,075
Total liabilities and equity		$2,211,272	$1,955,806

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollar amounts in thousands, except share and per share data)		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2018	2017	2018	2017
Revenues
Equipment leasing revenues		$59,330	$40,383	$115,114	$71,771
Infrastructure revenues		12,649	10,811	25,709	24,096
Total revenues	10	71,979	51,194	140,823	95,867

Expenses
Operating expenses		27,593	21,324	55,172	42,337
General and administrative		4,573	3,341	8,159	7,176
Acquisition and transaction expenses		1,508	1,880	3,274	3,332
Management fees and incentive allocation to affiliate	13	4,495	3,865	8,234	7,758
Depreciation and amortization	3, 5, 7	32,844	20,221	62,431	37,598
Interest expense		12,857	7,684	24,728	12,378
Total expenses		83,870	58,315	161,998	110,579

Other income (expense)
Equity in losses of unconsolidated entities	6	(251)	(327)	(156)	(1,593)
Gain on sale of equipment, net		4,996	1,999	4,991	4,017
Loss on extinguishment of debt	8	—	—	—	(2,456)
Interest income		74	84	250	367
Other income		1,157	20	1,337	32
Total other income		5,976	1,776	6,422	367

Loss before income taxes		(5,915)	(5,345)	(14,753)	(14,345)
Provision for income taxes	12	534	464	1,029	676
Net loss		(6,449)	(5,809)	(15,782)	(15,021)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(7,288)	(4,349)	(16,049)	(9,147)
Net income (loss) attributable to shareholders		$839	$(1,460)	$267	$(5,874)

Earnings (loss) per share	15
Basic		$0.01	$(0.02)	$—	$(0.08)
Diluted		$0.01	$(0.02)	$—	$(0.08)

Weighted Average Shares Outstanding:
Basic		83,160,037	75,762,674	82,351,736	75,762,480
Diluted		83,160,047	75,762,674	82,351,858	75,762,480

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017	2018	2017
Net loss	$(6,449)	$(5,809)	$(15,782)	$(15,021)
Other comprehensive loss:
Change in fair value of available-for-sale securities	—	(6,136)	—	(1,276)
Comprehensive loss	(6,449)	(11,945)	(15,782)	(16,297)
Comprehensive loss attributable to non-controlling interest	(7,288)	(4,349)	(16,049)	(9,147)
Comprehensive income (loss) attributable to shareholders	$839	$(7,596)	$267	$(7,150)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollar amounts in thousands)	Common Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	$758	$985,009	$(38,699)	$—	$88,007	$1,035,075
Comprehensive loss:
Net income (loss) for the period			267		(16,049)	(15,782)
Other comprehensive loss			—	—	—	—
Total comprehensive loss			267	—	(16,049)	(15,782)
Transfer of non-controlling interest		7,225			(10,930)	(3,705)
Dividends declared		(54,662)			—	(54,662)
Issuance of common shares	70	127,893			—	127,963
Equity-based compensation		9			428	437
Equity - June 30, 2018	$828	$1,065,474	$(38,432)	$—	$61,456	$1,089,326

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(15,782)	$(15,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of unconsolidated entities	156	1,593
Gain on sale of equipment, net	(4,991)	(4,017)
Security deposits and maintenance claims included in earnings	(4,325)	—
Loss on extinguishment of debt	—	2,456
Equity-based compensation	437	530
Depreciation and amortization	62,431	37,598
Change in current and deferred income taxes	564	80
Change in fair value of non-hedge derivative	(182)	—
Amortization of lease intangibles and incentives	12,943	3,291
Amortization of deferred financing costs	2,483	2,064
Bad debt expense	1,521	63
Other	21	331
Change in:
Accounts receivable	(10,064)	(6,268)
Other assets	(10,318)	9,909
Accounts payable and accrued liabilities	22,091	1,871
Management fees payable to affiliate	(668)	(578)
Other liabilities	2,835	(627)
Net cash provided by operating activities	59,152	33,275

Cash flows from investing activities:
Investment in notes receivable	(912)	—
Investment in unconsolidated entities and available for sale securities	(1,115)	(21,172)
Principal collections on finance leases	539	225
Acquisition of leasing equipment	(205,819)	(224,070)
Acquisition of property, plant and equipment	(124,039)	(50,688)
Acquisition of lease intangibles	(2,225)	(197)
Purchase deposits for acquisitions	(17,890)	(5,725)
Proceeds from sale of leasing equipment	26,499	30,241
Proceeds from sale of property, plant and equipment	31	51
Proceeds from deposit on sale of leasing equipment	240	2,505
Return of deposit on sale of engine	(400)	—
Net cash used in investing activities	$(325,091)	$(268,830)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017
Cash flows from financing activities:
Proceeds from debt	$204,350	$243,911
Repayment of debt	(45,874)	(11,875)
Payment of deferred financing costs	(1,819)	(2,722)
Receipt of security deposits	3,748	4,590
Return of security deposits	(805)	(1,657)
Receipt of maintenance deposits	22,355	9,975
Release of maintenance deposits	(4,276)	(6,111)
Proceeds from issuance of common shares, net of underwriter's discount	128,450	—
Common shares issuance costs	(789)	—
Purchase of non-controlling interest shares	(3,700)	—
Cash dividends	(54,662)	(50,024)
Net cash provided by financing activities	$246,978	$186,087

Net increase in cash and cash equivalents and restricted cash	(18,961)	(49,468)
Cash and cash equivalents and restricted cash, beginning of period	92,806	133,496
Cash and cash equivalents and restricted cash, end of period	$73,845	$84,028

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$511	$108,089
Repayment and settlement of debt	—	(100,000)
Acquisition of leasing equipment	(4,704)	(20,834)
Acquisition of property, plant and equipment	(3,621)	(30,915)
Settled and assumed security deposits	650	1,467
Billed, assumed and settled maintenance deposits	(1,427)	4,634
Deferred financing costs	—	(7,837)
Non-cash contribution from non-controlling interest	—	1,201
Transfer of non-controlling interest	7,225	—
Issuance of common shares	301	160

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company,” “we,” “our” or “us”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of aviation equipment, offshore energy equipment and shipping containers, and also owns and operates a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”), and a multi-modal terminal located along the Ohio River with multiple industrial development opportunities (“Long Ridge”). We have six reportable segments, (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad, and (vi) Ports and Terminals, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 14).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of us and our subsidiaries.
Principles of Consolidation—We consolidate all entities in which we have a controlling financial interest and control over significant operating decisions, as well as variable interest entities (“VIEs”) in which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
We use the equity method of accounting for investments in entities in which we exercise significant influence but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities.
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
Risks and Uncertainties—In the normal course of business, we encounter several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee, customer, or derivative counterparty to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which we operate, which could adversely impact the pricing of the services offered by us or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of our leasing equipment or operating assets. Capital market risk is the risk that we are unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities. We, through our subsidiaries, also conduct operations outside of the United States; such international operations are subject to the same risks as those associated with our United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. We do not have significant exposure to foreign currency risk as all of our leasing arrangements, terminal services revenue and the majority of freight rail revenue are denominated in U.S. dollars.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

JGP Energy Partners LLC
During the quarter ended September 30, 2016, we initiated activities in our 50% owned joint venture, JGP Energy Partners LLC (“JGP”). The other 50% member to the joint venture is a third party ethanol producer. The purpose of the venture is to build storage capacity with capabilities to receive and/or distribute ethanol via water, rail or truck. Each member contributed up to $27,000 (for a total of $54,000) for the development and construction of the ethanol terminal facilities. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a VIE. We concluded that we are not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, we do not consolidate JGP and account for this investment in accordance with the equity method. Refer to Note 6 for details.
Delaware River Partners LLC
On July 1, 2016, we, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. We have the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, we concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity.
Ohio River Partners LLC
On June 16, 2017, we, through Ohio River Partners LLC (“ORP”), a consolidated subsidiary, purchased the assets of Long Ridge which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. We purchased 100% of the interests in these assets. ORP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash was $33,526 and $33,406 as of June 30, 2018 and December 31, 2017, respectively, and consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (Note 8), and funds set aside for qualifying construction projects at Jefferson Terminal and, as of June 30, 2018, Long Ridge.
Available-For-Sale Securities—We consider listed equity securities as available-for-sale securities recorded at fair value with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. Our basis on which the cost of the security sold or the amount reclassified out of other comprehensive income into earnings is determined using specific identification. Available-for-sale securities are included as a component of investments in the accompanying Consolidated Balance Sheets. At each balance sheet date, we evaluate our available-for-sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred. Refer to Note 6 and Note 9 for details.
Inventory—Commodities are carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. At June 30, 2018 and December 31, 2017, we had commodities inventory of $15,313 and $8,877, respectively. We record our inventory as a component of other assets in the accompanying Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $10,950 and $11,423 as of June 30, 2018 and December 31, 2017, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. In connection with the Jefferson Revolver, we incurred $511 of deferred financing costs as of June 30, 2018 which are recorded as a component of other assets in the accompanying Consolidated Balance Sheets. Refer to Note 8 for details.
Amortization expense was $1,332 and $2,483 for the three and six months ended June 30, 2018, respectively, and $931 and $2,064 for the three and six months ended June 30, 2017, respectively. Amortization expense is included as a component of interest expense in the accompanying Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Revenue Recognition
Effective January 1, 2018, we adopted FASB ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) and related updates. The standard’s core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The adoption of this standard is applied using the modified retrospective approach. See below for a detailed description of revenue recognition by our two strategic business units, Equipment Leasing and Infrastructure.
Lease contracts, within the scope of ASC 840, Leases, are specifically excluded from ASU 2014-09. Infrastructure revenues that do not qualify as leases or leases that are combined with other services are recognized as revenue only when the services have been performed or goods transferred and we expect to be entitled in exchange for the goods delivered or services performed in accordance with contractual obligations. See Note 11 for additional details regarding the disaggregation of our revenues by segment.
The adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures.
Equipment Leasing Revenues
Operating Leases—We lease equipment pursuant to net operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.
We also recognize maintenance revenue related to the portion of maintenance payments received from lessees of aviation equipment that are not expected to be reimbursed in connection with major maintenance events.
Finance Lease—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
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
Lease Revenues—We recognize lease revenue as various tenants lease out storage space including equipment, piping and frac sand. Lease revenue is recognized based on the terms of the lease agreement.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance lease and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three and six months ended June 30, 2018 and 2017, we had no revenue concentration over 10% of total revenue from any one customer.
As of June 30, 2018, accounts receivable from one customer in the Jefferson Terminal segment and one customer in the Offshore Energy segment represented 22% and 10%, respectively, of total accounts receivable, net. As of December 31, 2017, accounts receivable from two customers in the Offshore Energy segment represented 17% and 10%, respectively, of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts at June 30, 2018 and December 31, 2017 was $2,079 and $983, respectively. Bad debt expense was $80 and $1,521 for the three and six months ended June 30, 2018, respectively, and $32 and $63 for the three and six months ended June 30, 2017, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes related to the available-for-sale securities and derivatives accounted for as cash flow hedges.
Derivative Financial Instruments—During 2017 we entered into short-term crude forward contracts. The fair value of the short-term derivative asset at June 30, 2018 and December 31, 2017 was $840 and $1,022, respectively, recorded in other assets.
Other Assets—Other assets is primarily comprised of commodities of $15,313 and $8,877, notes receivable of $436 and $2,623, purchase deposits for acquisitions of $18,036 and $12,299, lease incentives of $31,550 and $23,811, and prepaid expenses of $4,969 and $4,149 as of June 30, 2018 and December 31, 2017, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and six months ended June 30, 2018 and 2017, the Board of Directors declared a cash dividend of $0.33 and $0.66 per share, respectively.
Recent Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted ASU 2014-09 as of January 1, 2018 and the adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-01 as of January 1, 2018 and the adoption of this guidance did not have any impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies (COLIs); (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; (viii) and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-15 as of January 1, 2018 and the adoption of this guidance did not have a material impact on the presentation of our Statements of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments ASU 2016-16 require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-16 as of January 1, 2018 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-18 as of January 1, 2018 and the adoption of this guidance included changes in restricted cash in our Statements of Cash Flows for all periods presented.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amends the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in ASU 2017-05 also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. ASU 2017-05 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2017-05 as of January 1, 2018 and the adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We adopted ASU 2017-09 as of January 1, 2018 and the adoption of this guidance did not have a material impact on our consolidated financial statements.
Unadopted Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing. We are currently identifying the lease arrangements within the scope of the new guidance, and evaluating the impact of the lease arrangements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from contracts from customers (Topic 606), Leases (Topic 840) and Leases (Topic 842) (“ASU 2017-13”), which adds SEC paragraphs to the new revenue and lease sections of the codification on the announcement of the SEC observer made at the July 2017 EITF meeting.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In June 2018, the FASB, issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2018	December 31, 2017
Leasing equipment	$1,390,177	$1,217,862
Less: accumulated depreciation	(186,436)	(143,732)
Leasing equipment, net	$1,203,741	$1,074,130
During the six months ended June 30, 2018, we acquired 13 aircraft and 16 commercial engines, and sold one aircraft and six commercial engines. During the six months ended June 30, 2017, we acquired 14 aircraft and 41 commercial engines, and sold one aircraft and six commercial engines.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense for leasing equipment	$26,779	$15,969	$50,470	$29,142

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

4. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	June 30, 2018	December 31, 2017
Finance leases	$28,513	$16,015
Unearned revenue	(12,220)	(6,771)
Finance leases, net	$16,293	$9,244
During the six months ended June 30, 2018, we entered into a two year finance lease arrangement for the sale of one of our aircraft.
As of June 30, 2018, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

2018	$2,062
2019	6,208
2020	10,257
2021	2,008
2022	2,008
Thereafter	5,970
Total	$28,513

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2018	December 31, 2017
Land, site improvements and rights	$74,413	$74,268
Construction in progress	178,275	100,420
Buildings and improvements	9,807	9,807
Terminal machinery and equipment	340,960	299,444
Track and track related assets	35,338	35,371
Railroad equipment	1,193	1,057
Railcars and locomotives	3,429	3,429
Computer hardware and software	3,518	3,105
Furniture and fixtures	544	544
Vehicles	1,474	1,480
	648,951	528,925
Less: accumulated depreciation	(50,747)	(40,605)
Spare parts	1,519	1,629
Property, plant and equipment, net	$599,723	$489,949
During the six months ended June 30, 2018, we acquired property, plant and equipment of $119,916, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno, and an investment in a joint venture of a natural gas production asset at Long Ridge.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense for property, plant and equipment	$5,166	$3,353	$10,162	$6,657

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2018	December 31, 2017
Advanced Engine Repair JV	Equity method	25%	$13,374	$13,724
JGP Energy Partners LLC	Equity method	50%	25,948	24,920
Intermodal Finance I, Ltd.	Equity method	51%	4,082	3,894
Investments			$43,404	$42,538
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2018 and 2017.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Equity Method Investments
The following table presents our proportionate share of equity in losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advanced Engine Repair JV	$(126)	$(107)	$(350)	$(843)
JGP Energy Partners LLC	(235)	(10)	(87)	(75)
Intermodal Finance I, Ltd.	110	(210)	281	(675)
Total	$(251)	$(327)	$(156)	$(1,593)
Advanced Engine Repair JV
In December 2016, we invested $15,000 for 25% interest in an advanced engine repair joint venture. We will initially focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
JGP
In 2016, we initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. We concluded that we are not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, we do not consolidate JGP and instead account for this investment in accordance with the equity method.
Intermodal Finance I, Ltd.
In 2012, we acquired a 51% non-controlling interest in Intermodal Finance I, Ltd. (“Intermodal”), a joint venture. Intermodal is governed by a board of directors, and its shareholders have voting rights through their equity interests. As such, Intermodal is not within the scope of ASC 810-20 and should be evaluated for consolidation under the voting interest model. Due to the existence of substantive participating rights of the 49% equity investor, including the joint approval of material operating and capital decisions, such as material contracts and capital expenditures consistent with ASC 810-10-25-11, we do not have unilateral rights over this investment; therefore, we do not consolidate Intermodal but account for this investment in accordance with the equity method. We do not have a variable interest in this investment as none of the criteria of ASC 810-10-15-14 were met.
As of June 30, 2018, Intermodal owns a portfolio of multiple finance leases, representing four customers and comprising approximately 24,000 shipping containers, as well as a portfolio of approximately 7,000 shipping containers subject to multiple operating leases.
The table below presents summarized financial information for our equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$2,785	$1,796	$6,885	$3,417
Expenses	3,639	2,859	8,093	8,568
Net loss	$(854)	$(1,063)	$(1,208)	$(5,151)

Company’s portion	$(300)	$(449)	$(205)	$(1,715)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2018
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$38,973	$—	$—	$38,973
Less: Accumulated amortization	(24,903)	—	—	(24,903)
Acquired favorable lease intangibles, net	14,070	—	—	14,070
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(13,601)	(188)	(13,789)
Acquired customer relationships, net	—	21,912	37	21,949
Total intangible assets, net	$14,070	$21,912	$37	$36,019

Intangible liabilities
Acquired unfavorable lease intangibles	$2,732	$—	$—	$2,732
Less: Accumulated amortization	(1,769)	—	—	(1,769)
Acquired unfavorable lease intangibles, net	$963	$—	$—	$963

	December 31, 2017
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$36,747	$—	$—	$36,747
Less: Accumulated amortization	(20,452)	—	—	(20,452)
Acquired favorable lease intangibles, net	16,295	—	—	16,295
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(11,825)	(165)	(11,990)
Acquired customer relationships, net	—	23,688	60	23,748
Total intangible assets, net	$16,295	$23,688	$60	$40,043

Intangible liabilities
Acquired unfavorable lease intangibles	$2,732	$—	$—	$2,732
Less: Accumulated amortization	(1,374)	—	—	(1,374)
Acquired unfavorable lease intangibles, net	$1,358	$—	$—	$1,358
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Lease intangibles	Equipment leasing revenues	$2,064	$1,065	$4,056	$2,347
Customer relationships	Depreciation and amortization	899	899	1,799	1,799
Total		$2,963	$1,964	$5,855	$4,146

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of June 30, 2018, estimated net annual amortization of intangibles is as follows:

2018	$5,521
2019	8,360
2020	6,779
2021	5,142
2022	3,596
Thereafter	5,658
Total	$35,056

8.	DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2018	December 31, 2017
Loans payable
FTAI Pride Credit Agreement	$50,868	$53,993
CMQR Credit Agreement	20,400	22,800
Revolving Credit Facility	25,000	—
Jefferson Revolver	39,511	—
Total loans payable	135,779	76,793
Bonds payable
Series 2012 Bonds(1)	44,373	44,404
Series 2016 Bonds	144,200	144,200
Senior Notes(2)	549,344	449,290
Total bonds payable	737,917	637,894

Debt	873,696	714,687
Less: Debt issuance costs	(10,950)	(11,423)
Total debt, net	$862,746	$703,264

Total debt due within one year	$7,795	$7,795
(1) Includes unamortized premium of $1,608 and $1,639 at June 30, 2018 and December 31, 2017, respectively.
(2) Includes unamortized discount of $5,843 and $6,506 at June 30, 2018 and December 31, 2017, respectively and an unamortized premium of $5,187 and $5,796 at June 30, 2018 and December 31, 2017, respectively.
FTAI Pride Credit Agreement—On September 15, 2014, FTAI Pride, LLC, (“FTAI Pride”), our subsidiary, entered into a credit agreement (the “FTAI Pride Credit Agreement”) with a financial institution for a term loan in an aggregate amount of $75,000. The loan proceeds were used in connection with the acquisition of an offshore construction vessel. The FTAI Pride Credit Agreement requires quarterly payments of interest and scheduled principal payments of $1,562 beginning in the quarter ending December 31, 2015, through its maturity in September 2019, and can be prepaid without penalty at any time. The FTAI Pride Credit Agreement is secured on a first priority basis by the offshore construction vessel. Borrowings under the FTAI Pride Credit Agreement bear interest at the LIBOR rate plus a spread of 4.50%.
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or later.
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $20,000 to $25,000 and to extend the maturity date to September 18, 2019. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of June 30, 2018 and December 31, 2017 was 4.46% and 3.95%, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The CMQR Credit Agreement is also indirectly supported by the Company as sponsor. In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to a total of $29,000 in capital from the Company, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to the Company. The CMQR Credit Agreement contains affirmative and negative covenants which limit certain actions of CMQR.
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
In connection with our acquisition of Jefferson Terminal, the Series 2012 Bonds were recorded at a fair value of $48,554, which represented a premium of $1,823 as compared to their face value at the date of acquisition; such premium is being amortized using the effective interest method over the remaining contractual term of the Series 2012 Bonds.
The Series 2012 Bond agreement contains a financial covenant requiring a subsidiary of ours to maintain a long-term debt service coverage ratio, as defined in the agreement, of 1.25 to 1, in each fiscal year, beginning with December 31, 2014.
Series 2016 Bonds—On March 7, 2016, the Port of Beaumont Navigation District of Jefferson County, Texas (the “District”) issued $144,200 of Dock and Wharf Facility Revenue Bonds, Series 2016 (Jefferson Energy Companies Project) (the “Series 2016 Bonds”). Proceeds from the issuance of the Series 2016 Bonds were used, in part, to reimburse Jefferson Railport Terminal II, LLC (“Jefferson Railport II”) for certain costs related to the development, construction and acquisition of certain facilities for the transport, loading, unloading, and storage of petroleum products (the “Facilities”) on behalf of the District, and settle the Jefferson Terminal Credit Agreement. Construction of the Facilities has occurred on property leased by the District to Jefferson Railport II pursuant to a First Amended and Restated Ground Lease between Jefferson Railport II, as lessee, and the District, as lessor. All such Facilities will be leased by the District to Jefferson Railport II pursuant to a Lease and Development Agreement between the District and Jefferson Railport II.
The transaction described above did not qualify for sale-leaseback accounting due to our continuing involvement resulting from the mandatory tender feature and, as a result, the leases were classified as a financing transaction in our consolidated financial statements. Under the financing method, the assets constructed or to be constructed will remain on the consolidated balance sheet and the net proceeds received by us are recorded as financial debt. Payments under these leases are recorded as interest expense and reduction of principal in accordance with the terms of the bond agreement with annual interest payments and a principal repayment at February 13, 2020 barring a remarketing of the bond on new terms.
Under a Capital Call Agreement, we have agreed to make funds available to Jefferson Holdings in order to satisfy our obligation under the Standby Bond Purchase Agreement. The Capital Call Agreement contains certain covenants, including a negative lien covenant regarding Aviation Assets, as defined therein, as well as maintenance of a minimum total asset value of Aviation Assets and minimum total equity. In connection with the above, and related to the Series 2016 Bonds, a subsidiary of ours and an affiliate of our Manager entered into a Fee and Support Agreement with FTAI Energy Partners LLC and certain of its subsidiaries. The Fee and Support Agreement provides that both such subsidiary of ours and affiliate of the Manager will effectively guarantee a pro rata portion of the obligations under the Standby Bond Purchase Agreement in return for a guarantee fee of $6,873 (shared on the same pro rata basis). This fee will be amortized as interest expense to the earlier of the redemption date or February 13, 2020.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Term Loan—On January 23, 2017, we entered into an unsecured credit agreement under which we, through our wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loan are to be used for general corporate purposes, including future acquisitions by us and our subsidiaries of certain aviation and infrastructure assets. The Term Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if we choose to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to our right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during the six months ended June 30, 2017, we recorded a loss on extinguishment of debt of $2,456.
Senior Notes—On March 15, 2017, we issued $250,000 aggregate principal amount of 6.75% senior unsecured notes due 2022 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 15, 2017, between us and U.S. Bank National Association, as trustee. On August 23, 2017, we issued an additional $100,000 of Senior Notes. The additional notes were issued at an offering price of 102.75% of the principal amount plus accrued interest from March 15, 2017 to the date of issuance. On December 20, 2017, we issued an additional $100,000 of Senior Notes. The additional notes issued on December 20, 2017 were issued at an offering price of 103.25% of the principal amount plus accrued interest from September 15, 2017. On May 31, 2018, we issued an additional $100,000 of Senior Notes at an offering price of 100.00% of the principal amount plus accrued interest from March 15, 2018.
The Senior Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2017, to persons who are registered holders of the Senior Notes on the immediately preceding March 1 and September 1, respectively.
The Senior Notes mature on March 15, 2022. Prior to March 15, 2020, we may redeem some or all of the Senior Notes at a redemption price equal to 100.00% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, plus a “make-whole” premium. On or after March 15, 2020, we may redeem some or all of the Senior Notes at any time at declining redemption prices equal to (i) 105.063% beginning on March 15, 2020, and (ii) 100.000% beginning on March 15, 2021 and thereafter, plus, in each case, accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time on or prior to March 15, 2020, we may at any time redeem up to 40% of the aggregate principal amount of the Senior Notes using net proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
We used a portion of the proceeds to fully repay all outstanding indebtedness under our Term Loan in the amount of $100,000, payment of fees related to the issuance of Senior Notes, and to fund the purchase of additional investments. We intend to use the remainder of the proceeds for general corporate purposes, including the funding of future investments.
Revolving Credit Facility—On June 16, 2017, we entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders. The Revolving Credit Facility provides for revolving loans in the aggregate principal amount of up to $75,000, of which $25,000 may be utilized for the issuance of letters of credit. The proceeds drawn on this facility will be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions and other investments. The Revolving Credit Facility is secured by the capital stock of certain direct subsidiaries of ours as defined in the related credit agreement.
Borrowings outstanding under the Revolving Credit Facility bear interest at the Adjusted Eurodollar Rate (determined in accordance with the credit agreement) plus 3.00% per annum, if we choose to make Eurodollar Rate borrowings, or at the Base Rate (determined in accordance with the credit agreement) plus 2.00% per annum. We will also be required to pay a quarterly commitment fee at a rate per annum equal to 0.50% on the average daily unused portion of the Revolving Credit Facility, as well as customary letter of credit fees and agency fees.
The Revolving Credit Facility will mature, and commitments in respect of the Revolving Credit Facility will terminate, on June 16, 2020. Any amount borrowed under the Revolving Credit Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate borrowings.
The Revolving Credit Facility includes financial covenants requiring the maintenance of (1) a minimum ratio of the appraised value of certain aviation assets to the aggregate commitments under the revolving credit facility of 3.00 to 1.00 and (2) a maximum ratio of debt to total equity (before reduction for minority interests) for us and our subsidiaries of 1.65 to 1.00 per the terms of the credit agreement.
In April 2018 we drew down on the Revolving Credit Facility and our outstanding borrowings as of June 30, 2018 were $25,000.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Jefferson Revolving Credit Facility—On March 7, 2018, a subsidiary of ours entered into a revolving credit facility (the “Jefferson Revolver”) with certain lenders. The Jefferson Revolver provides for revolving loans in the aggregate principal amount of up to $50,000. The proceeds drawn on this facility will be used for working capital and general purposes. The Jefferson Revolver is secured by the capital stock of certain of our direct subsidiaries as defined in the related credit agreement.
Borrowings outstanding under the Jefferson Revolver bear interest at the Base Rate (determined in accordance with the credit agreement) plus 1.50% per annum, or if we choose to make Eurodollar Rate borrowings, at the Base Rate (determined in accordance with the credit agreement) plus 2.50% per annum. We will also be required to pay a quarterly commitment fee at a rate per annum equal to 0.50% on the average daily unused portion of the Jefferson Revolver, as well as customary letter of credit fees and agency fees.
The Jefferson Revolver will mature, and commitments in respect to the Jefferson Revolver will terminate on March 7, 2021. Any amount borrowed under the Jefferson Revolver may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate borrowings.
The Jefferson Revolver includes financial covenants requiring the maintenance of a maximum ratio of debt to total equity (before reduction for minority interests) for us and our subsidiaries of 1.65 to 1.00.
At June 30, 2018, we had $39,511 in borrowings outstanding under the Jefferson Revolver.
We were in compliance with all debt covenants as of June 30, 2018.

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

•	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.
The valuation techniques that may be used to measure fair value are as follows:

•	Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts.

•	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2018	June 30, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$40,319	$40,319	$—	$—	Market
Restricted cash	33,526	33,526	—	—	Market
Derivative assets	840	—	—	840	Income
Total	$74,685	$73,845	$—	$840

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2017	December 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$59,400	$59,400	$—	$—	Market
Restricted cash	33,406	33,406	—	—	Market
Derivative assets	1,022	—	—	1,022	Income
Total	$93,828	$92,806	$—	$1,022
At June 30, 2018 and December 31, 2017, we had no liabilities that were measured at fair value on a recurring basis.
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash consist principally of accounts receivable, accounts payable and accrued liabilities, loans payable, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2018	December 31, 2017
Series 2012 Bonds(1)	$44,682	$45,691
Series 2016 Bonds(1)	149,371	150,329
Senior Notes	564,828	449,290
______________________________________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities
The fair value of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest, and are classified as Level 2 within the fair value hierarchy.
We measure the fair value of certain assets and liabilities on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the underlying businesses and the leasing and eventual sale of assets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

10. REVENUES
Components of revenue are as follows:

	Three Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$33,625	$1,868	$—	$—	$—	$—	$35,493
Maintenance revenue	21,688	—	—	—	—	—	21,688
Finance lease income	247	365	—	—	—	—	612
Other revenue	558	954	25	—	—	—	1,537
Total equipment leasing revenues	56,118	3,187	25	—	—	—	59,330
Infrastructure revenues
Lease income	—	—	—	—	—	417	417
Rail revenues	—	—	—	—	8,788	—	8,788
Terminal services revenues	—	—	—	2,550	—	—	2,550
Other revenue	—	—	—	—	—	894	894
Total infrastructure revenues	—	—	—	2,550	8,788	1,311	12,649
Total revenues	$56,118	$3,187	$25	$2,550	$8,788	$1,311	$71,979

	Three Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$20,001	$2,884	$—	$—	$—	$—	$22,885
Maintenance revenue	16,576	—	—	—	—	—	16,576
Finance lease income	—	385	—	—	—	—	385
Other revenue	—	512	25	—	—	—	537
Total equipment leasing revenues	36,577	3,781	25	—	—	—	40,383
Infrastructure revenues
Lease income	—	—	—	—	—	123	123
Rail revenues	—	—	—	—	7,662	—	7,662
Terminal services revenues	—	—	—	3,026	—	—	3,026
Total infrastructure revenues	—	—	—	3,026	7,662	123	10,811
Total revenues	$36,577	$3,781	$25	$3,026	$7,662	$123	$51,194

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Six Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$62,933	$4,117	$—	$—	$—	$—	$67,050
Maintenance revenue	45,115	—	—	—	—	—	45,115
Finance lease income	247	732	—	—	—	—	979
Other revenue	558	1,362	50	—	—	—	1,970
Total equipment leasing revenues	108,853	6,211	50	—	—	—	115,114
Infrastructure revenues
Lease income	—	—	—	—	—	799	799
Rail revenues	—	—	—	—	19,835	—	19,835
Terminal services revenues	—	—	—	3,803	—	—	3,803
Other revenue	—	—	—	—	—	1,272	1,272
Total infrastructure revenues	—	—	—	3,803	19,835	2,071	25,709
Total revenues	$108,853	$6,211	$50	$3,803	$19,835	$2,071	$140,823

	Six Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$37,636	$3,495	$—	$—	$—	$—	$41,131
Maintenance revenue	29,245	—	—	—	—	—	29,245
Finance lease income	—	771	—	—	—	—	771
Other revenue	2	572	50	—	—	—	624
Total equipment leasing revenues	66,883	4,838	50	—	—	—	71,771
Infrastructure revenues
Lease income	—	—	—	—	—	139	139
Rail revenues	—	—	—	—	16,065	—	16,065
Terminal services revenues	—	—	—	7,892	—	—	7,892
Total infrastructure revenues	—	—	—	7,892	16,065	139	24,096
Total revenues	$66,883	$4,838	$50	$7,892	$16,065	$139	$95,867
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of June 30, 2018:

2018	$78,787
2019	106,395
2020	69,944
2021	44,522
2022	25,023
Thereafter	16,155
Total	$340,826

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

11. EQUITY-BASED COMPENSATION
In 2015, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors.
As of June 30, 2018, the Incentive Plan provides for the issuance of up to 30 million shares. We account for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term, (in years)
	2018	2017	2018	2017
Stock Options	$—	$—	$9	$—	$—	8.00
Restricted Shares	90	79	180	138	821	1.67
Common Units	139	364	248	392	1,059	1.49
Total	$229	$443	$437	$530	$1,880
Stock Options
During the six months ended June 30, 2018, we granted equity-based compensation awards of 10,000 stock options to our two new independent directors (5,000 options each) pursuant to the Incentive Plan with a grant date fair value of $9 which immediately vested upon grant and expire after 10 years. The fair value of each option was estimated on the grant date using a Black-Scholes option valuation model using the following weighted average assumptions:

Expected volatility	The expected stock volatility is based on an assessment of the stock volatility of our publicly traded stock over the preceding 12-month period	19.3%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant	2.7%
Expected dividend yield	The expected dividend yield is based on management’s currently expected dividend rate	7.2%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding	5 years
Common Units
In April 2018, we granted equity based compensation in a subsidiary consisting of 670,000 common units that had a grant date fair value of $670 in exchange for services assuming no forfeited amounts. The awards vest in installments of 33.3% in March 2019, March 2020 and March 2021. The awards are equity based with compensation expense recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the underlying entity as determined on the acquisition date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current:
Federal	$42	$195	$171	$316
State and local	12	(5)	31	48
Foreign	33	20	50	41
Total current provision	87	210	252	405

Deferred:
Federal	389	44	677	48
State and local	58	—	100	—
Foreign	—	210	—	223
Total deferred provision	447	254	777	271

Total provision for income taxes	$534	$464	$1,029	$676
We are taxed as a flow-through entity for U.S. income tax purposes and our taxable income or loss generated is the responsibility of our owners. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to a significant portion of our income not being subject to U.S. corporate tax rates, or being deemed to be foreign sourced and thus either not taxable or taxable at effectively lower tax rates.
As of and for the six month period ended June 30, 2018, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2014. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2018.
On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The TCJA significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates. We have accounted for the effects of the TCJA for the year ended December 31, 2017 which relates to the remeasurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate. Due to the significant portion of our income that is not subject to entity level tax and the presence of a significant valuation allowance, the effects of the TCJA have had a minimal impact on the income tax provision for the year ended December 31, 2017.
13. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. Additionally, we have entered into certain incentive allocation arrangements with Master GP, which owns 0.05% of the Partnership and is the general partner of the Partnership.
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash. The total management fees were $3,922 and $7,661 for the three and six months ended June 30, 2018, respectively, and $3,865 and $7,758 for the three and six months ended June 30, 2017, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by our independent directors. Pre-incentive allocation net income does not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to the Master GP during the relevant quarter.
A subsidiary of ours allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of our net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months. No Income Incentive Allocation was due to the Master GP for the three and six months ended June 30, 2018 and 2017.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of our pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of our pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP. The Capital Gains Incentive Allocation was $573 for both the three and six months ended June 30, 2018 and $0 for both the three and six months ended June 30, 2017.
We will pay all of our operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of our assets, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of ours, costs and expenses incurred in contracting with third parties (including affiliates of the Manager), the costs of printing and mailing proxies and reports to our shareholders, costs incurred by the Manager or its affiliates for travel on our behalf, costs associated with any computer software or hardware that is used for us, costs to obtain liability insurance to indemnify our directors and officers and the compensation and expenses of our transfer agent.
We will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; we will not reimburse the Manager for these expenses. During the three and six months ended June 30, 2018, expense reimbursement of $2,438 and $4,619 was recorded in general and administrative expenses, respectively, and $1,436 and $3,040 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations. During the three and six months ended June 30, 2017, expense reimbursement of $1,618 and $3,822 was recorded in general and administrative expenses, respectively, and $1,563 and $2,713 was recorded in acquisition and transaction expenses, respectively, in the Consolidated Statements of Operations.
If we terminate the Management Agreement, we will generally be required to pay the Manager a termination fee. The termination fee is equal to the amount of the management fee during the 12 months immediately preceding the date of the termination. In addition, an Incentive Allocation Fair Value Amount will be distributable to the Master GP if the Master GP is removed due to the termination of the Management Agreement in certain specified circumstances. The Incentive Allocation Fair Value Amount is an amount equal to the Income Incentive Allocation and the Capital Gains Incentive Allocation that would be paid to the Master GP if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).
Upon the successful completion of a post-IPO offering of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress. The Manager was granted 700,000 options as part of the equity offering in the first quarter of 2018 as discussed in Note 15.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of June 30, 2018 and December 31, 2017, there were no receivables from the Manager. As of June 30, 2018 and December 31, 2017, amounts due to the Manager or its affiliates of $1,294 and $2,073, respectively, excluding accrued management fees, are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, amounts due to the Manager or its affiliates of $1,280 and $1,228, respectively, related to accrued management fees, are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets.
Other Affiliate Transactions
As of June 30, 2018 and December 31, 2017 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2018 and December 31, 2017 was $56,563 and $66,242, respectively. The amount of this non-controlling interest share of net loss was $3,248 and $8,013 for the three and six months ended June 30, 2018, respectively, and $1,413 and $3,483 for the three and six months ended June 30, 2017, respectively.
In connection with the Capital Call Agreement related to the Series 2016 Bonds discussed in Note 8, we, and an affiliate of our Manager, entered into a Fee and Support Agreement. The Fee and Support Agreement provides that the affiliate of the Manager is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. This affiliate of the Manager received fees of $1,740, which are amortized as interest expense to the earlier of the redemption date or February 13, 2020.
On June 21, 2018, we, through a wholly owned subsidiary, completed a private offering with several third parties (the “Holders”) to tender their approximately 20% stake in Jefferson Terminal. The offer allowed us to increase our majority interest in Jefferson Terminal in exchange for Class B Units of another wholly owned subsidiary, which provide the right to convert such Class B Units to a fixed amount of our shares at a Holder’s request. We have the option to satisfy any exchange request by delivering either common shares or cash. The Holders are entitled to receive distributions equivalent to the distributions paid to our shareholders. This transaction resulted in a transfer of non-controlling interest shares.
In the second quarter of 2018, we purchased all shares held by the non-controlling interest holder in our Aviation Leasing segment for a purchase price of $3,700.
14. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have six reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad, and (vi) Ports and Terminals. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases. Shipping Containers consists of an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations. Ports and Terminals consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware river with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities.
Corporate consists primarily of unallocated company level general and administrative expenses, and management fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. We evaluate investment performance for each reportable segment primarily based on net income attributable to shareholders and Adjusted Net Income.
Adjusted Net Income is defined as net income attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings (losses) of unconsolidated entities; (b) to include the impact of cash income tax payments, our pro-rata share of the Adjusted Net Income from unconsolidated entities (collectively “Adjusted Net Income”), and (c) to exclude the impact of the non-controlling share of Adjusted Net Income.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2018

	Three Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$56,118	$3,187	$25	$—	$—	$—	$—	$59,330
Infrastructure revenues	—	—	—	2,550	8,788	1,311	—	12,649
Total revenues	56,118	3,187	25	2,550	8,788	1,311	—	71,979

Expenses
Operating expenses	1,864	3,948	—	11,253	7,813	2,715	—	27,593
General and administrative	—	—	—	—	—	—	4,573	4,573
Acquisition and transaction expenses	66	—	—	—	—	—	1,442	1,508
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	4,495	4,495
Depreciation and amortization	24,875	1,626	—	4,937	574	832	—	32,844
Interest expense	—	961	—	4,285	141	273	7,197	12,857
Total expenses	26,805	6,535	—	20,475	8,528	3,820	17,707	83,870

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(126)	—	110	(235)	—	—	—	(251)
Gain (loss) on sale of equipment, net	5,003	—	—	—	(7)	—	—	4,996
Interest income	33	5	—	36	—	—	—	74
Other income	—	—	—	1,157	—	—	—	1,157
Total other income (expense)	4,910	5	110	958	(7)	—	—	5,976
Income (loss) before income taxes	34,223	(3,343)	135	(16,967)	253	(2,509)	(17,707)	(5,915)
Provision for (benefit from) income taxes	523	2	(2)	10	—	1	—	534
Net income (loss)	33,700	(3,345)	137	(16,977)	253	(2,510)	(17,707)	(6,449)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	—	—	(7,309)	51	(30)	—	(7,288)
Net income (loss) attributable to shareholders	$33,700	$(3,345)	$137	$(9,668)	$202	$(2,480)	$(17,707)	$839

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net income attributable to shareholders:

	Three Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$33,868	$(3,350)	$135	$(10,250)	$245	$(2,386)	$(15,692)	$2,570
Add: Non-controlling share of adjustments to Adjusted Net Income								198
Add: Equity in losses of unconsolidated entities								(251)
Add: Cash payments for income taxes								474
Less: Incentive allocations								(573)
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								251
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								441
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,508)
Less: Equity-based compensation expense								(229)
Less: Provision for income taxes								(534)
Net income attributable to shareholders								$839
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$2,020	$—	$—	$—	$—	$—	$2,020
Asia	14,083	2,822	25	—	—	—	16,930
Europe	32,858	—	—	—	—	—	32,858
North America	6,821	365	—	2,550	8,788	1,311	19,835
South America	336	—	—	—		—	336
Total	$56,118	$3,187	$25	$2,550	$8,788	$1,311	$71,979

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

I. For the Six Months Ended June 30, 2018

	Six Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$108,853	$6,211	$50	$—	$—	$—	$—	$115,114
Infrastructure revenues	—	—	—	3,803	19,835	2,071	—	25,709
Total revenues	108,853	6,211	50	3,803	19,835	2,071	—	140,823

Expenses
Operating expenses	5,297	6,316	—	23,212	15,251	5,096	—	55,172
General and administrative	—	—	—	—	—	—	8,159	8,159
Acquisition and transaction expenses	223	—	—	—	—	—	3,051	3,274
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	8,234	8,234
Depreciation and amortization	46,688	3,228	—	9,727	1,147	1,641	—	62,431
Interest expense	—	1,834	—	7,813	486	545	14,050	24,728
Total expenses	52,208	11,378	—	40,752	16,884	7,282	33,494	161,998

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(350)	—	281	(87)	—	—	—	(156)
Gain (loss) on sale of equipment, net	4,983	—	—	—	8	—	—	4,991
Interest income	106	8	—	136	—	—	—	250
Other income	—	—	—	1,337	—	—	—	1,337
Total other income	4,739	8	281	1,386	8	—	—	6,422
Income (loss) before income taxes	61,384	(5,159)	331	(35,563)	2,959	(5,211)	(33,494)	(14,753)
Provision for (benefit from) income taxes	1,006	5	(3)	21	—	—	—	1,029
Net income (loss)	60,378	(5,164)	334	(35,584)	2,959	(5,211)	(33,494)	(15,782)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(24)	—	—	(16,258)	257	(24)	—	(16,049)
Net income (loss) attributable to shareholders	$60,402	$(5,164)	$334	$(19,326)	$2,702	$(5,187)	$(33,494)	$267

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net income attributable to shareholders:

	Six Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$61,210	$(5,166)	$331	$(18,974)	$2,788	$(5,031)	$(29,861)	$5,297
Add: Non-controlling share of adjustments to Adjusted Net Income								—
Add: Equity in losses of unconsolidated entities								(156)
Add: Cash payments for income taxes								465
Less: Incentive allocations								(573)
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								156
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								(182)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(3,274)
Less: Equity-based compensation expense								(437)
Less: Provision for income taxes								(1,029)
Net income attributable to shareholders								$267
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$3,405	$—	$—	$—	$—	$—	$3,405
Asia	23,292	5,480	50	—	—	—	28,822
Europe	67,776	—	—	—	—	—	67,776
North America	13,954	731	—	3,803	19,835	2,071	40,394
South America	426	—	—	—	—	—	426
Total	$108,853	$6,211	$50	$3,803	$19,835	$2,071	$140,823

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended June 30, 2017

	Three Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$36,577	$3,781	$25	$—	$—	$—	$—	$40,383
Infrastructure revenues	—	—	—	3,026	7,662	123	—	10,811
Total revenues	36,577	3,781	25	3,026	7,662	123	—	51,194

Expenses
Operating expenses	1,371	4,015	—	7,267	7,907	764	—	21,324
General and administrative	—	—	—	—	—	—	3,341	3,341
Acquisition and transaction expenses	55	—	—	—	—	—	1,825	1,880
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,865	3,865
Depreciation and amortization	14,086	1,606	—	3,956	492	81	—	20,221
Interest expense	—	930	—	1,438	247	270	4,799	7,684
Total expenses	15,512	6,551	—	12,661	8,646	1,115	13,830	58,315

Other income (expense)
Equity in losses of unconsolidated entities	(107)	—	(210)	(10)	—	—	—	(327)
Gain (loss) on sale of equipment and finance leases, net	2,029	—	—	—	(30)	—	—	1,999
Interest income	76	4	—	4	—	—	—	84
Other income	—	—	—	20	—	—	—	20
Total other income (expense)	1,998	4	(210)	14	(30)	—	—	1,776
Income (loss) before income taxes	23,063	(2,766)	(185)	(9,621)	(1,014)	(992)	(13,830)	(5,345)
Provision for (benefit from) income taxes	478	3	(9)	(5)	—	(3)	—	464
Net income (loss)	22,585	(2,769)	(176)	(9,616)	(1,014)	(989)	(13,830)	(5,809)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	224	(216)	—	(4,045)	57	(369)	—	(4,349)
Net income (loss) attributable to shareholders	$22,361	$(2,553)	$(176)	$(5,571)	$(1,071)	$(620)	$(13,830)	$(1,460)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Three Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$22,894	$(2,550)	$(277)	$(5,574)	$(726)	$(623)	$(12,518)	$626
Add: Non-controlling share of adjustments to Adjusted Net Income								17
Add: Equity in losses of unconsolidated entities								(327)
Add: Cash payments for income taxes								592
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								419
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,880)
Less: Equity-based compensation income								(443)
Less: Provision for income taxes								(464)
Net loss attributable to shareholders								$(1,460)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$2,413	$—	$—	$—	$—	$—	$2,413
Asia	8,344	2,443	25	—	—	—	10,812
Europe	22,852	953	—	—	—	—	23,805
North America	2,558	385	—	3,026	7,662	123	13,754
South America	410	—	—	—	—	—	410
Total	$36,577	$3,781	$25	$3,026	$7,662	$123	$51,194

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Six Months Ended June 30, 2017

	Six Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$66,883	$4,838	$50	$—	$—	$—	$—	$71,771
Infrastructure revenues	—	—	—	7,892	16,065	139	—	24,096
Total revenues	66,883	4,838	50	7,892	16,065	139	—	95,867

Expenses
Operating expenses	2,790	7,558	—	14,880	15,451	1,658	—	42,337
General and administrative	—	—	—	—	—	—	7,176	7,176
Acquisition and transaction expenses	270	—	—	—	—	—	3,062	3,332
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	7,758	7,758
Depreciation and amortization	25,375	3,213	—	7,907	1,018	85	—	37,598
Interest expense	—	1,854	—	2,875	446	544	6,659	12,378
Total expenses	28,435	12,625	—	25,662	16,915	2,287	24,655	110,579

Other income (expense)
Equity in losses of unconsolidated entities	(843)	—	(675)	(75)	—	—	—	(1,593)
Gain (loss) on sale of equipment and finance leases, net	4,061	—	—	—	(44)	—	—	4,017
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	159	7	—	201	—	—	—	367
Other income	—	—	—	32	—	—	—	32
Total other income (expense)	3,377	7	(675)	158	(44)	—	(2,456)	367
Income (loss) before income taxes	41,825	(7,780)	(625)	(17,612)	(894)	(2,148)	(27,111)	(14,345)
Provision for (benefit from) income taxes	671	5	(34)	34	—	—	—	676
Net income (loss)	41,154	(7,785)	(591)	(17,646)	(894)	(2,148)	(27,111)	(15,021)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	142	(464)	—	(8,403)	61	(483)	—	(9,147)
Net income (loss) attributable to shareholders	$41,012	$(7,321)	$(591)	$(9,243)	$(955)	$(1,665)	$(27,111)	$(5,874)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Six Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$41,953	$(7,316)	$(717)	$(9,188)	$(584)	$(1,665)	$(22,106)	$377
Add: Non-controlling share of adjustments to Adjusted Net Income								56
Add: Equity in losses of unconsolidated entities								(1,593)
Add: Cash payments for income taxes								595
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,685
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								—
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(2,456)
Less: Acquisition and transaction expenses								(3,332)
Less: Equity-based compensation income								(530)
Less: Provision for income taxes								(676)
Net loss attributable to shareholders								$(5,874)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$4,780	$—	$—	$—	$—	$—	$4,780
Asia	23,113	3,114	50	—	—	—	26,277
Europe	34,322	953	—	—	—	—	35,275
North America	3,963	771	—	7,892	16,065	139	28,830
South America	705	—	—	—	—	—	705
Total	$66,883	$4,838	$50	$7,892	$16,065	$139	$95,867

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

V. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$1,108,811	$189,969	$4,759	$598,704	$57,905	$222,901	$28,223	$2,211,272

Debt, net	—	50,579	—	225,284	20,287	—	566,596	862,746

Total liabilities	171,714	54,651	97	254,938	36,421	21,950	582,175	1,121,946

Non-controlling interests in equity of consolidated subsidiaries	—	—	—	57,418	3,085	428	525	61,456

Total equity	937,097	135,318	4,662	343,766	21,484	200,951	(553,952)	1,089,326

Total liabilities and equity	$1,108,811	$189,969	$4,759	$598,704	$57,905	$222,901	$28,223	$2,211,272

	June 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$45,165	$—	$—	$—	$—	$—	$—	$45,165
Asia	265,982	35,483	—	—	—	—	—	301,465
Europe	561,690	124,387	—	—	—	—	—	686,077
North America	131,022	—	—	386,566	46,025	207,144	—	770,757
South America	—	—	—	—	—	—	—	—
Total	$1,003,859	$159,870	$—	$386,566	$46,025	$207,144	$—	$1,803,464

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

15. EARNINGS PER SHARE AND EQUITY
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Net income (loss) attributable to shareholders	$839	$(1,460)	$267	$(5,874)
Weighted Average Shares Outstanding - Basic	83,160,037	75,762,674	82,351,736	75,762,480
Weighted Average Shares Outstanding - Diluted	83,160,047	75,762,674	82,351,858	75,762,480

Basic EPS	$0.01	$(0.02)	$—	$(0.08)
Diluted EPS	$0.01	$(0.02)	$—	$(0.08)
For the three and six months ended June 30, 2017, 1,316 and 1,716 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the six months ended June 30, 2018, we issued 7,000,000 common shares, par value $0.01 per share, representing limited liability interest in us, in connection with a public offering, at a price of $18.65 per share. The offering closed on January 16, 2018. Net proceeds from the offering were $128,450 after deducting underwriting discounts and commissions and estimated offering expenses payable by us. To compensate the Manager for its successful efforts in raising capital for us, in connection with the offering, we granted options to the Manager related to 700,000 common shares at the public offering price which had a fair value of approximately $1,900 as of the grant date. The assumptions used in valuing the options were: a 2.52% risk-free rate, a 5.45% dividend yield, a 27.73% volatility and a ten-year term. We intend to use the net proceeds from the offering for general corporate purposes, including the funding of future investments.
16. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within our Offshore Energy segment, a lessee did not fulfill their obligation under their charter arrangement, therefore we are pursuing rights afforded to us under the charter and the range of potential losses against the obligation is $0 to $3,334. Our maximum exposure under other arrangements is unknown as no additional claims have been made. We believe the risk of loss in connection with such arrangements is remote.
We have also entered into an arrangement with our non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15,000. We will account for such amounts when and if such conditions are achieved.
We have entered into an arrangement with the seller of Long Ridge, whereby the seller may receive additional payments contingent upon the achievement of certain conditions, not to exceed $5,000. We will account for such amounts when and if such conditions are achieved.
Several of our subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rent expense	$999	$1,279	$2,156	$2,520

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

As of June 30, 2018, minimum future rental payments under operating and capital leases are as follows:

2018	$3,120
2019	5,986
2020	5,097
2021	3,312
2022	2,433
Thereafter	69,090
Total	$89,038
17. SUBSEQUENT EVENTS

On August 2, 2018, our Board of Directors declared a cash dividend on our common shares of $0.33 per share for the quarter ended June 30, 2018, payable on August 28, 2018 to the holders of record on August 17, 2018.
Amendment to the Revolving Credit Facility
On August 2, 2018, we entered into an amendment to the Revolving Credit Facility. The amendment, among other things, (i) increases the aggregate revolving commitments under the Revolving Credit Facility by $50,000 from $75,000 to $125,000 and (ii) extends the maturity date of the revolving loans and commitments under the Existing Credit Agreement by one year from June 16, 2020 to June 16, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Fortress Transportation and Infrastructure Investors LLC (the “Company,” “we,” “our” or “us”). Our MD&A should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes, and with Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of June 30, 2018, we had total consolidated assets of $2.2 billion and total equity of $1.1 billion.
Operating Segments
Our operations consist of two primary strategic business units – Infrastructure and Equipment Leasing. Our Infrastructure Business acquires long-lived assets that provide mission-critical services or functions to transportation networks and typically have high barriers to entry. We target or develop operating businesses with strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. Our Equipment Leasing Business acquires assets that are designed to carry cargo or people or provide functionality to transportation infrastructure. Transportation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and include structural protections to mitigate credit risk.
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
Our reportable segments are comprised of investments in different types of transportation infrastructure and equipment. Each segment requires different investment strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations.
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
Adjusted Net Income (Loss) is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, and equity in earnings (losses) of unconsolidated entities, (b) to include the impact of cash income tax payments, and our pro-rata share of the Adjusted Net Income (Loss) from unconsolidated entities, and (c) to exclude the impact of the non-controlling share of Adjusted Net Income (Loss). We evaluate investment performance for each reportable segment primarily based on Adjusted Net Income (Loss). We believe that net income attributable to shareholders, as defined by GAAP, is the most comparable earnings measurement with which to reconcile Adjusted Net Income (Loss).
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
Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three and six months ended June 30, 2018 and 2017
The following table presents our consolidated results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Lease income	$35,493	$22,885	$12,608	$67,050	$41,131	$25,919
Maintenance revenue	21,688	16,576	5,112	45,115	29,245	15,870
Finance lease income	612	385	227	979	771	208
Other revenue	1,537	537	1,000	1,970	624	1,346
Total equipment leasing revenues	59,330	40,383	18,947	115,114	71,771	43,343
Infrastructure revenues
Lease income	417	123	294	799	139	660
Rail revenues	8,788	7,662	1,126	19,835	16,065	3,770
Terminal services revenues	2,550	3,026	(476)	3,803	7,892	(4,089)
Other revenue	894	—	894	1,272	—	1,272
Total infrastructure revenues	12,649	10,811	1,838	25,709	24,096	1,613
Total revenues	71,979	51,194	20,785	140,823	95,867	44,956

Expenses
Operating expenses	27,593	21,324	6,269	55,172	42,337	12,835
General and administrative	4,573	3,341	1,232	8,159	7,176	983
Acquisition and transaction expenses	1,508	1,880	(372)	3,274	3,332	(58)
Management fees and incentive allocation to affiliate	4,495	3,865	630	8,234	7,758	476
Depreciation and amortization	32,844	20,221	12,623	62,431	37,598	24,833
Interest expense	12,857	7,684	5,173	24,728	12,378	12,350
Total expenses	83,870	58,315	25,555	161,998	110,579	51,419

Other income (expense)
Equity in losses of unconsolidated entities	(251)	(327)	76	(156)	(1,593)	1,437
Gain on sale of equipment, net	4,996	1,999	2,997	4,991	4,017	974
Loss on extinguishment of debt	—	—	—	—	(2,456)	2,456
Interest income	74	84	(10)	250	367	(117)
Other income	1,157	20	1,137	1,337	32	1,305
Total other income	5,976	1,776	4,200	6,422	367	6,055
Loss before income taxes	(5,915)	(5,345)	(570)	(14,753)	(14,345)	(408)
Provision for income taxes	534	464	70	1,029	676	353
Net loss	(6,449)	(5,809)	(640)	(15,782)	(15,021)	(761)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(7,288)	(4,349)	(2,939)	(16,049)	(9,147)	(6,902)
Net income (loss) attributable to shareholders	$839	$(1,460)	$2,299	$267	$(5,874)	$6,141

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Add: Provision for income taxes	534	464	70	1,029	676	353
Add: Equity-based compensation expense	229	443	(214)	437	530	(93)
Add: Acquisition and transaction expenses	1,508	1,880	(372)	3,274	3,332	(58)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	(441)	—	(441)	182	—	182
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	(251)	(419)	168	(156)	(1,685)	1,529
Add: Incentive allocations	573	—	573	573	—	573
Less: Cash payments for income taxes	(474)	(592)	118	(465)	(595)	130
Less: Equity in losses (earnings) of unconsolidated entities	251	327	(76)	156	1,593	(1,437)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	(198)	(17)	(181)	—	(56)	56
Adjusted Net Income	$2,570	$626	$1,944	$5,297	$377	$4,920
______________________________________________________________________________________
(1) Includes our proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(2) Includes the following items for the three months ended June 30, 2018 and 2017: (i) equity-based compensation of $38 and $50, (ii) provision for income tax of $4 and $(2), and (iii) changes in fair value of non-hedge derivative instruments of $174 and $0 less (iv) cash tax payments of $18 and $31, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) equity-based compensation of $75 and $75, (ii) provision for income tax of $8 and $13, and (iii) changes in fair value of non-hedge derivative instruments of $(70) and $0, less (iv) cash tax payments of $13 and $32, respectively.
The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net income (loss) attributable to shareholders	$839	$(1,460)	$2,299	$267	$(5,874)	$6,141
Add: Provision for income taxes	534	464	70	1,029	676	353
Add: Equity-based compensation expense	229	443	(214)	437	530	(93)
Add: Acquisition and transaction expenses	1,508	1,880	(372)	3,274	3,332	(58)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	(441)	—	(441)	182	—	182
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	573	—	573	573	—	573
Add: Depreciation and amortization expense (3)	38,506	21,583	16,923	75,320	40,889	34,431
Add: Interest expense	12,857	7,684	5,173	24,728	12,378	12,350
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	(192)	189	(381)	(17)	(491)	474
Less: Equity in losses (earnings) of unconsolidated entities	251	327	(76)	156	1,593	(1,437)
Less: Non-controlling share of Adjusted EBITDA (5)	(2,447)	(2,277)	(170)	(5,612)	(4,519)	(1,093)
Adjusted EBITDA (non-GAAP)	$52,217	$28,833	$23,384	$100,337	$50,970	$49,367
_______________________________________________________
(3) Includes the following items for the three months ended June 30, 2018 and 2017: $32,844 and $20,221 of depreciation and amortization expense, $2,010 and $1,065 of lease intangible amortization, and $3,652 and $297 of amortization for lease incentives for the three months ended June 30, 2018 and 2017, respectively. Includes $62,431 and $37,598 of depreciation and amortization expense, $4,002 and $2,347 of lease intangible amortization, and $8,887 and $944 of amortization for lease incentives for the six months ended June 30, 2018 and 2017, respectively.

(4) Includes the following items for the three months ended June 30, 2018 and 2017: (i) net loss of $299 and $376, (ii) interest expense of $94 and $223, and (iii) depreciation and amortization expense of $13 and $342, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) net loss of $251 and $1,685, (ii) interest expense of $206 and $474, and (iii) depreciation and amortization expense of $28 and $720, respectively.
(5) Includes the following items for the three months ended June 30, 2018 and 2017: (i) equity based compensation of $25 and $50, (ii) provision for income taxes of $3 and $(2), (iii) interest expense of $1,032 and $476, (iv) depreciation and amortization expense of $1,200 and $1,753, and (v) changes in fair value of non-hedge derivative instruments of $187 and $0, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) equity based compensation of $62 and $75, (ii) provision for income taxes of $7 and $13, (iii) interest expense of $2,324 and $1,004, (iv) depreciation and amortization expense of $3,276 and $3,427, and (v) changes in fair value of non-hedge derivative instruments of $(57) and $0, respectively.
Revenues
Comparison of the three months ended June 30, 2018 and 2017
Total revenues increased by $20,785, primarily due to higher revenues in the Aviation Leasing, Railroad and Ports and Terminals segments.
In Equipment Leasing, lease income increased by $12,608, primarily driven by an increase in acquired assets on lease in the Aviation Leasing segment. Maintenance revenue increased by $5,112 as the number of aircraft and engines subject to leases with maintenance arrangements increased.
In Infrastructure, rail revenues increased by $1,126, primarily due to higher traffic and increased carloads by the Railroad segment. Other revenue increased by $894, which relates to services performed for lessees at Long Ridge in the Ports and Terminals segment.
Comparison of the six months ended June 30, 2018 and 2017
Total revenues increased $44,956, due to higher revenues in our Aviation Leasing, Railroad, Ports and Terminals and Offshore Energy segments. These increases were partially offset by a decrease in the Jefferson Terminal segment.
In Equipment Leasing, lease income increased $25,919, primarily due to an increase in the number of assets on lease in the Aviation Leasing segment. Additionally, maintenance revenue increased $15,870 primarily due to an increase in the number of aircraft and engines subject to leases with maintenance arrangements, and the release of maintenance claims into revenue for aircraft that are being returned from lease.
In Infrastructure, rail revenues increased $3,770, primarily due to higher traffic related to a detour resulting in the diversion of trains onto our track. Other revenue increased $1,272, which relates to services performed for lessees at Long Ridge. The increases were offset by lower Jefferson Terminal revenue of $4,089 primarily due to lower volumes.
Expenses
Comparison of the three months ended June 30, 2018 and 2017
Total expenses increased by $25,555, primarily due to higher (i) deprecation and amortization, (ii) operating expenses and (iii) interest expense.
Depreciation and amortization increased by $12,623, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal segment.
Operating expenses increased by $6,269, primarily due to an increase in (i) facility operations of $2,251 primarily in the Jefferson Terminal and Ports and Terminals segments, (ii) professional fees of $1,455 primarily in the Jefferson Terminal segment, (iii) repairs and maintenance of $589 primarily in the Ports and Terminals, Jefferson Terminal and Offshore Energy segments and (iv) other operating expenses related to business growth.
Interest expense increased by $5,173, primarily due to additional debt of $64,511 from the Jefferson Revolver and Revolving Credit Facility, a decrease in capitalized interest from the Series 2016 Bonds and a decrease in construction in progress as certain terminal storage assets were placed into service in the first quarter of 2018.
Comparison of the six months ended June 30, 2018 and 2017
Total expenses increased $51,419, mainly due to higher (i) depreciation and amortization, (ii) operating expenses and (iii) interest expense.
Depreciation and amortization increased $24,833, primarily due to additional assets acquired and placed on lease in the Aviation Leasing segment.

Operating expenses increased $12,835, primarily due to increases in (i) facility operations of $4,270 primarily in the Jefferson Terminal segment, (ii) professional fees of $1,460 primarily in the Jefferson Terminal segment, (iii) bad debt expense of $1,458 primarily related to the write-off of receivables in the Aviation Leasing segment, (iv) compensation and benefits of $1,436 primarily reflecting hiring in the Ports and Terminals and Railroad segments, (v) repairs and maintenance expense of $1,385 primarily due to maintenance costs in the Jefferson Terminal and Ports and Terminals segments and (vi) other operating expenses related to business growth.
Interest expense increased $12,350, primarily related to interest on the Senior Notes and the Revolving Credit Facility. Refer to the Note 8 of the Consolidated Financial Statements for further detail.
Other Income (Expense)
Total other income increased $4,200 during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to an increase in gains on sales of $2,997 primarily in the Aviation Leasing segment and a fair value gain on a short term derivative of $441.
Total other income increased $6,055 during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase primarily reflects (i) the loss on extinguishment of debt of $2,456 during the six months ended June 30, 2017, (ii) an increase in gains on sales of $974 primarily in the Aviation Leasing segment and (iii) lower equity in losses in unconsolidated subsidiaries of $1,437.
Net Loss
Net income attributable to shareholders increased $2,299 and $6,141 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, primarily due to the changes discussed above.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income increased $1,944 and $4,920 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, primarily due to the changes in revenue, expenses and other income (expense) noted above. Additionally, the change was due to (i) incentive fees, (ii) lower cash payments for income taxes, (iii) a lower pro-rata share of Adjusted Net Loss and (iv) the loss on extinguishment of debt during the six months ended June 30, 2017.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $23,384 and $49,367 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. In addition to the changes in revenue, expenses and income/(loss) noted above, which resulted in an increase in income attributable to shareholders, the change was primarily due to (i) increased depreciation and amortization expense from additional assets acquired and placed into service, (ii) increased interest expense, (iii) incentive fees and (iv) increased pro-rata share of Adjusted EBITDA from unconsolidated entities. Partially offsetting these changes were changes in (i) the loss on extinguishment of debt for the six month period, (ii) equity in losses of unconsolidated entities and (iii) non-controlling share of Adjusted EBITDA.
Aviation Leasing Segment
As of June 30, 2018, in our Aviation Leasing segment, we own and manage 183 aviation assets, consisting of 57 commercial aircraft and 126 engines.
As of June 30, 2018, 53 of our commercial aircraft and 98 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 87% utilized as of June 30, 2018, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 31 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2018	9	39	48
Purchases	2	11	13
Sales	—	(1)	(1)
Transfers	—	(3)	(3)
Assets at June 30, 2018	11	46	57

Engines
Assets at January 1, 2018	57	53	110
Purchases	8	8	16
Sales	(2)	(4)	(6)
Transfers	—	6	6
Assets at June 30, 2018	63	63	126

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Lease income	$33,625	$20,001	$13,624	$62,933	$37,636	$25,297
Maintenance revenue	21,688	16,576	5,112	45,115	29,245	15,870
Finance lease income	247	—	247	247	—	247
Other revenue	558	—	558	558	2	556
Total revenues	56,118	36,577	19,541	108,853	66,883	41,970

Expenses
Operating expenses	1,864	1,371	493	5,297	2,790	2,507
Acquisition and transaction expenses	66	55	11	223	270	(47)
Depreciation and amortization	24,875	14,086	10,789	46,688	25,375	21,313
Total expenses	26,805	15,512	11,293	52,208	28,435	23,773

Other (expense) income
Equity in losses of unconsolidated entities	(126)	(107)	(19)	(350)	(843)	493
Gain on sale of equipment, net	5,003	2,029	2,974	4,983	4,061	922
Interest income	33	76	(43)	106	159	(53)
Total other income	4,910	1,998	2,912	4,739	3,377	1,362
Income before income taxes	34,223	23,063	11,160	61,384	41,825	19,559
Provision for income taxes	523	478	45	1,006	671	335
Net income	33,700	22,585	11,115	60,378	41,154	19,224
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	—	224	(224)	(24)	142	(166)
Net income attributable to shareholders	$33,700	$22,361	$11,339	$60,402	$41,012	$19,390
Add: Provision for income taxes	523	478	45	1,006	671	335
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	66	55	11	223	270	(47)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(126)	(107)	(19)	(350)	(843)	493
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(421)	—	(421)	(421)	—	(421)
Less: Equity in losses of unconsolidated entities	126	107	19	350	843	(493)
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$33,868	$22,894	$10,974	$61,210	$41,953	$19,257
(1) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net income attributable to shareholders	$33,700	$22,361	$11,339	$60,402	$41,012	$19,390
Add: Provision for income taxes	523	478	45	1,006	671	335
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	66	55	11	223	270	(47)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (2)	30,537	15,448	15,089	59,577	28,666	30,911
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	(126)	(107)	(19)	(350)	(843)	493
Less: Equity in losses of unconsolidated entities	126	107	19	350	843	(493)
Less: Non-controlling share of Adjusted EBITDA(4)	—	(121)	121	(172)	(162)	(10)
Adjusted EBITDA (non-GAAP)	$64,826	$38,221	$26,605	$121,036	$70,457	$50,579
______________________________________________________________________________________
(2) Includes (i) $24,875 and $14,086 of depreciation expense, (ii) $2,010 and $1,065 of lease intangible amortization, and (iii) $3,652 and $297 of amortization for lease incentives during the three months ended June 30, 2018 and 2017, respectively. Includes (i) $46,688 and $25,375 of depreciation expense, (ii) $4,002 and $2,347 of lease intangible amortization, and (iii) $8,887 and $944 of amortization for lease incentives during the six months ended June 30, 2018 and 2017, respectively.
(3) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(4) Includes $0 and $121 of depreciation expense during the three months ended June 30, 2018 and 2017, respectively. Includes $172 and $162 of depreciation expense during the six months ended June 30, 2018 and 2017, respectively.
Revenues
Total revenue increased $19,541 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to higher lease income and maintenance revenue driven by the acquisition and placement of aviation assets on lease. Lease income increased by $13,624 mainly due to an increase in (i) aircraft lease income of $8,471 primarily driven by the addition of 27 aircraft on lease and (ii) engine lease income of $5,153 primarily driven by an increase in the number of engines which have generated revenue during the quarter from 68 in the three months ended June 30, 2017 to 99 in the three months ended June 30, 2018. Maintenance revenue increased by $5,112 due to an increase in the number of aircraft and engines on lease.
Total revenues increased $41,970 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to higher lease income and maintenance revenue reflecting newly acquired assets. Lease income increased $25,297, aircraft lease income increase $15,334 primarily due to an additional 30 aircraft on lease. Engine lease income increased $9,963 primarily driven by an increase in the number of engines which generated revenue from 70 to 103 in the six months ended June 30, 2017 and 2018, respectively. Maintenance revenue increased $15,870 due to a higher number of aircraft and engines on lease, and the release of maintenance claims into revenue for aircraft that are being returned from lease. Engine maintenance and aircraft maintenance revenue increased $12,479 and $3,391, respectively, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Expenses
Total expenses in the Aviation Leasing segment increased by $11,293 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to an increase in depreciation and amortization expense and operating expenses. Depreciation and amortization expense increased by $10,789 driven by additional aircraft and engines owned and on lease. Operating expenses increased by $493, primarily the result of an increase in professional fees of $498 due to the number of assets placed on lease, other operating expenses of $162, offset by decreases in equipment shipping costs of $167.

Total expenses increased $23,773 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in depreciation and amortization and an increase in operating expenses. Depreciation and amortization increased by $21,313 reflecting the depreciation of additional aircraft and engines owned or put on lease in the six months ended June 30, 2018. Operating expenses increased $2,507, primarily reflecting increases in (i) bad debt expense of $1,436 related to receivables deemed uncollectible, (ii) professional fees of $652 due to an increased number of assets placed on lease, and (iii) other operating expense of $419 due to positioning our assets for lease and the overall growth of the aviation portfolio.
Other Income
Total other income increased $2,912 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to an increase of $2,974 in gain on the sale of leasing equipment in 2018.
Total other income increased $1,362 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase of $922 in gain on the sale of leasing equipment in 2018.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income increased $10,974 and $19,257 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, primarily reflecting the changes to net income attributable to shareholders noted above, adjusted for the provision for income taxes, and cash payment for taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $26,605 and $50,579 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three and six months ended June 30, 2018 and higher provision for income tax.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel (“CSV”) and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of June 30, 2018:

Offshore Energy Assets
Asset Type	Year Built	Description
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Lease income	$1,868	$2,884	$(1,016)	$4,117	$3,495	$622
Finance lease income	365	385	(20)	732	771	(39)
Other revenue	954	512	442	1,362	572	790
Total revenues	3,187	3,781	(594)	6,211	4,838	1,373

Expenses
Operating expenses	3,948	4,015	(67)	6,316	7,558	(1,242)
Depreciation and amortization	1,626	1,606	20	3,228	3,213	15
Interest expense	961	930	31	1,834	1,854	(20)
Total expenses	6,535	6,551	(16)	11,378	12,625	(1,247)

Other income
Interest income	5	4	1	8	7	1
Total other income	5	4	1	8	7	1
Loss before income taxes	(3,343)	(2,766)	(577)	(5,159)	(7,780)	2,621
Provision for income taxes	2	3	(1)	5	5	—
Net loss	(3,345)	(2,769)	(576)	(5,164)	(7,785)	2,621
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(216)	216	—	(464)	464
Net loss attributable to shareholders	$(3,345)	$(2,553)	$(792)	$(5,164)	$(7,321)	$2,157
Add: Provision for income taxes	2	3	(1)	5	5	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(7)	—	(7)	(7)	—	(7)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(3,350)	$(2,550)	$(800)	$(5,166)	$(7,316)	$2,150

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2017	2016		2018	2017
Net loss attributable to shareholders	$(3,345)	$(2,553)	$(792)	$(5,164)	$(7,321)	$2,157
Add: Provision for income taxes	2	3	(1)	5	5	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,626	1,606	20	3,228	3,213	15
Add: Interest expense	961	930	31	1,834	1,854	(20)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	(91)	91	—	(186)	186
Adjusted EBITDA (non-GAAP)	$(756)	$(105)	$(651)	$(97)	$(2,435)	$2,338
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2018 and 2017: (i) depreciation expense of $0 and $61 and (ii) interest expense of $0 and $30, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) depreciation expense of $0 and $123 and (ii) interest expense of $0 and $63, respectively.
Revenues
Total revenues decreased $594 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to lower lease income. The decrease in lease income reflects the CSV vessel having been off lease at the beginning of May in 2018 compared to 2017 when the vessel was on short-term lease arrangements during the quarter. Other revenues increased $442 primarily due to the crew provisions reimbursement income for the offshore construction vessel.
Total revenues increased $1,373 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to higher lease income and other revenue. The increase in lease income reflects the ROV support vessel having been on lease for six months in 2018 as compared to three months in 2017, as part of a long term lease arrangement entered into in Q2 2017. Other revenue increased $790 primarily due to the crew provisions reimbursement income for the offshore construction vessel.
Expenses
Total expenses in the Offshore Energy segment decreased by $16 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to decreases in operating expenses. Operating expenses decreased $67 reflecting lower legal fees of $1,012 and other operating costs of $251 offset by increased (i) mobilization and cost for spare parts of $726, (ii) project costs of $387 and crew costs of $83. Depreciation expense of $1,218 and $408 related to the construction support vessel and ROV support vessel, respectively, consistent to the prior period. The segment incurred interest expense of $961 related to the financing for the construction support vessel.
Total expenses decreased $1,247 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to decreases in operating expenses. Operating expenses decreased $1,242 reflecting lower legal fees of $1,987 and other operating costs of $467 offset by increased (i) project costs of $913, (ii) crew costs of $217 and (iii) mobilization and cost for spare parts of $82. Depreciation expense of $2,412 and $816 related to the construction support vessel and ROV support vessel, respectively, consistent to the prior period. The segment incurred interest expense of $1,834 related to the financing for the construction support vessel.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $800 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, respectively. The change is primarily due to the changes to net loss attributable to shareholders described above.
Adjusted Net Loss decreased $2,150 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, respectively. The change is primarily due to the changes to net loss attributable to shareholders described above.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $651 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, respectively. The decrease is primarily due to the changes to net loss attributable to shareholders described above, and the non-controlling interest share of Adjusted EBITDA, which was settled during the third quarter of 2017.
Adjusted EBITDA increased $2,338 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, respectively. The increase is primarily due to the changes to net loss attributable to shareholders described above, and the non-controlling interest share of Adjusted EBITDA, which was settled during the third quarter of 2017.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture an interest in approximately 31,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of June 30, 2018:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
31,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer	~10 Years	Direct Finance Lease/Operating Lease	4 Customers	51%

The following table presents our results of operations and reconciliation of Net income (loss) attributable to shareholders to Adjusted Net Income (Loss):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Other revenue	$25	$25	$—	$50	$50	$—
Total revenues	25	25	—	50	50	—

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	110	(210)	320	281	(675)	956
Total other income (expense)	110	(210)	320	281	(675)	956
Income (loss) before income taxes	135	(185)	320	331	(625)	956
Benefit from income taxes	(2)	(9)	7	(3)	(34)	31
Net income (loss) attributable to shareholders	$137	$(176)	$313	$334	$(591)	$925
Add: Benefit from income taxes	(2)	(9)	7	(3)	(34)	31
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	110	(302)	412	281	(767)	1,048
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in (losses) earnings of unconsolidated entities	(110)	210	(320)	(281)	675	(956)
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income (Loss)	$135	$(277)	$412	$331	$(717)	$1,048
________________________________________________________
(1) Includes Shipping Container’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net income (loss) attributable to shareholders	$137	$(176)	$313	$334	$(591)	$925
Add: Benefit from income taxes	(2)	(9)	7	(3)	(34)	31
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	169	306	(137)	420	427	(7)
Less: Equity in (losses) earnings of unconsolidated entities	(110)	210	(320)	(281)	675	(956)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$194	$331	$(137)	$470	$477	$(7)
_______________________________________________________
(2) Includes the following items for the three months ended June 30, 2018 and 2017: (i) net income (loss) of $62 and $(259), (ii) interest expense of $94 and $223, and (iii) depreciation and amortization expense of $13 and $342, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) net income (loss) of $186 and $(767), (ii) interest expense of $206 and $474, and (iii) depreciation and amortization expense of $28 and $720, respectively.
Revenues
Total revenues remained consistent in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.
Other Income (Expense)
Total other income (expense) increased $320 and $956 in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, reflecting income earned from the sales of operating lease containers within our shipping container joint venture.
Adjusted Net Income (Loss) (Non-GAAP)
Adjusted Net Income (Loss) increased $412 and $1,048 in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, reflecting the increase in equity in earnings (losses) of unconsolidated entities.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $137 and $7 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. The decrease primarily reflects the entities’ change in equity in unconsolidated entities and lower pro-rata share of Adjusted EBITDA from unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Infrastructure revenues
Terminal services revenues	$2,550	$3,026	$(476)	$3,803	$7,892	$(4,089)
Total revenues	2,550	3,026	(476)	3,803	7,892	(4,089)

Expenses
Operating expenses	11,253	7,267	3,986	23,212	14,880	8,332
Depreciation and amortization	4,937	3,956	981	9,727	7,907	1,820
Interest expense	4,285	1,438	2,847	7,813	2,875	4,938
Total expenses	20,475	12,661	7,814	40,752	25,662	15,090

Other income
Equity in losses of unconsolidated entities	(235)	(10)	(225)	(87)	(75)	(12)
Interest income	36	4	32	136	201	(65)
Other income	1,157	20	1,137	1,337	32	1,305
Total other income	958	14	944	1,386	158	1,228
Loss before income taxes	(16,967)	(9,621)	(7,346)	(35,563)	(17,612)	(17,951)
Provision for (benefit from) income taxes	10	(5)	15	21	34	(13)
Net loss	(16,977)	(9,616)	(7,361)	(35,584)	(17,646)	(17,938)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(7,309)	(4,045)	(3,264)	(16,258)	(8,403)	(7,855)
Net loss attributable to shareholders	$(9,668)	$(5,571)	$(4,097)	$(19,326)	$(9,243)	$(10,083)
Add: Provision for (benefit from) income taxes	10	(5)	15	21	34	(13)
Add: Equity-based compensation expense	90	79	11	180	138	42
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(441)	—	(441)	182	—	182
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(235)	(10)	(225)	(87)	(75)	(12)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(46)	(79)	33	(37)	(82)	45
Less: Equity in losses of unconsolidated entities	235	10	225	87	75	12
Less: Non-controlling share of Adjusted Net (Loss) Income(2)	(195)	2	(197)	6	(35)	41
Adjusted Net Loss	$(10,250)	$(5,574)	$(4,676)	$(18,974)	$(9,188)	$(9,786)
______________________________________________________
(1) Includes Jefferson Terminal’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Includes the following items for the three months ended June 30, 2018 and 2017: (i) equity-based compensation of $35 and $31, (ii) provision for income taxes of $4 and $(2), (iii) changes in fair value of non-hedge derivative instruments of $174 and $0, less (iv) cash paid for income taxes of $18 and $31, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) equity-based compensation of $69 and $54, (ii) provision for income taxes of $8 and $13, (iii) changes in fair value of non-hedge derivative instruments of $(70) and $0, less (iv) cash paid for income taxes of $13 and $32, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net loss attributable to shareholders	$(9,668)	$(5,571)	$(4,097)	$(19,326)	$(9,243)	$(10,083)
Add: Provision for income taxes	10	(5)	15	21	34	(13)
Add: Equity-based compensation expense	90	79	11	180	138	42
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(441)	—	(441)	182	—	182
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,937	3,956	981	9,727	7,907	1,820
Add: Interest expense	4,285	1,438	2,847	7,813	2,875	4,938
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	(235)	(10)	(225)	(87)	(75)	(12)
Less: Equity in (losses) earnings of unconsolidated entities	235	10	225	87	75	12
Less: Non-controlling share of Adjusted EBITDA (4)	(2,401)	(2,032)	(369)	(5,336)	(4,070)	(1,266)
Adjusted EBITDA (non-GAAP)	$(3,188)	$(2,135)	$(1,053)	$(6,739)	$(2,359)	$(4,380)
________________________________________________________

(3)
Includes Jefferson Terminal’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

(4) Includes the following items for the three months ended June 30, 2018 and 2017: (i) equity-based compensation of $22 and $31, (ii) provision for income taxes of $3 and $(2), (iii) interest expense of $1,024 and $459, (iv) changes in fair value of non-hedge derivative instruments of $187 and $0, and (vii) depreciation and amortization expense of $1,165 and $1,544, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) equity-based compensation of $56 and $54, (ii) provision for income taxes of $7 and $13, (iii) interest expense of $2,295 and $917, (iv) changes in fair value of non-hedge derivative instruments of $(57) and $0, and (vii) depreciation and amortization expense of $3,035 and $3,086, respectively.
Revenues
Total revenues decreased $476 and $4,089 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, reflecting lower volumes.
Other Income
Other income increased $1,137 and $1,305 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, due to the increased activity relating to the sale of crude oil.
Expenses
Total expenses increased $7,814 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to higher operating expenses of $3,986, which reflected higher (i) facility operations costs of $1,961, (ii) professional fees of $1,732 relating to legal expenses for ongoing matters, (iii) repairs and maintenance expenses of $185, (iv) environmental expense of $142, offset by lower (v) general operating costs of $34.
Interest expense increased $2,847 and $4,938 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, due to a decrease in interest capitalized under the Series 2016 bonds and a decrease in construction in progress as certain terminal storage assets were placed into service in the first quarter of 2018. Further, there was additional debt outstanding during the periods, as a result of the Revolving Credit Facility.
Depreciation expense increased $981 and $1,820 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, due to new assets being placed into service during the periods.

Total expenses increased $15,090 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher operating expenses of $8,332. During the period, Jefferson Terminal transitioned terminal operations to a new terminal operator. As a result of this transition, there was a non-recurring increase in facility operating costs related to the ramp-up of the new operator of $1,144. Due to the transition, the terminal had various other facility operating costs totaling $3,095. Additionally, the increase in total operating expenses reflect higher (i) professional fees of $2,562 which were related to legal expenses for ongoing matters, and (ii) repairs and maintenance of $750, for maintenance performed during the period on various projects. General operating costs increased by (iii) $588 related to relocation expenses for a new office, and (iv) environmental expense of $259 related to waste disposal costs incurred in 2018. These increases were offset by decreases in other operating expenses of $66.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $4,676 and $9,786 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. The increase reflects the changes in net loss attributable to shareholders noted above, offset by the changes in fair value of non-hedge derivatives and the non-controlling interest share of Adjusted Net Loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1,053 and $4,380 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. The decrease reflects the changes in net loss attributable to shareholders noted above, changes in the fair value of non-hedge derivative instruments of $441 and $182, and non-controlling share of adjusted EBITDA of $369 and $1,266. Offsetting these decreases were an increase in interest expense of $2,847 and $4,938 noted above, as well as depreciation and amortization expense of $981 and $1,820.

Railroad Segment
The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Infrastructure revenues
Rail revenues	$8,788	$7,662	$1,126	$19,835	$16,065	$3,770
Total revenues	8,788	7,662	1,126	19,835	16,065	3,770

Expenses
Operating expenses	7,813	7,907	(94)	15,251	15,451	(200)
Depreciation and amortization	574	492	82	1,147	1,018	129
Interest expense	141	247	(106)	486	446	40
Total expenses	8,528	8,646	(118)	16,884	16,915	(31)

Other (expense) income
(Loss) Gain on sale of equipment, net	(7)	(30)	23	8	(44)	52
Total other (expense) income	(7)	(30)	23	8	(44)	52
Income (expense) before income taxes	253	(1,014)	1,267	2,959	(894)	3,853
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	253	(1,014)	1,267	2,959	(894)	3,853
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	51	57	(6)	257	61	196
Net income (loss) attributable to shareholders	$202	$(1,071)	$1,273	$2,702	$(955)	$3,657
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	46	364	(318)	92	392	(300)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(3)	(19)	16	(6)	(21)	15
Adjusted Net Income (Loss)	$245	$(726)	$971	$2,788	$(584)	$3,372
(1) Includes equity-based compensation of $3 and $19 for the three months ended June 30, 2018 and 2017, respectively, and $6 and $21 for the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net income (loss) attributable to shareholders	$202	$(1,071)	$1,273	$2,702	$(955)	$3,657
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	46	364	(318)	92	392	(300)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	574	492	82	1,147	1,018	129
Add: Interest expense	141	247	(106)	486	446	40
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(46)	(60)	14	(104)	(101)	(3)
Adjusted EBITDA (non-GAAP)	$917	$(28)	$945	$4,323	$800	$3,523
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2018 and 2017: (i) equity-based compensation of $3 and $19, (ii) interest expense of $8 and $14, and (iii) depreciation and amortization expense of $35 and $27, respectively. Includes the following items for the six months ended June 30, 2018 and 2017: (i) equity-based compensation of $6 and $21, (ii) interest expense of $29 and $24, and (iii) depreciation and amortization expense of $69 and $56, respectively.
Revenues
Total revenues increased $1,126 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to higher traffic and increased carloads. The increase reflects (i) $910 of higher freight transportation revenue (ii) $230 of switching and other rail service revenue partially offset by a $14 decrease in car hire income.
Total revenues increased $3,770 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to higher traffic related to a detour resulting in the diversion of trains onto our track. The increase reflects $3,935 of higher freight transportation revenue partially offset by $147 of switching and other rail service revenue and a $18 decrease in car hire income.
Expenses
Total expenses decreased $118 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to lower operating expenses and lower interest expense of $106. The decrease in operating expenses of $94 reflects (i) lower fuel expense of $508 (ii) insurance expense of $37 and (iii) compensation and benefits of $26. Partially offsetting these decreases was higher expenses of $477 pertaining to the increased traffic.
Total expenses decreased $31 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to lower operating expenses offset by increases of $129 in depreciation and amortization. The decrease in operating expenses of $200 reflects lower (i) general operating expense of $1,316 due to certain tax benefits taken in the six months ended June 30, 2018 for the 2017 annual period that were enacted during 2018, (ii) fuel expense of $690 and (iii) professional fees of $58. Partially offsetting these decreases was higher expenses of (i) $1,566 pertaining to the increased traffic resulting from the diversion of trains onto our track and (ii) $298 relating to compensation and benefits.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income increased $971 and $3,372 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. In addition to the changes in net income attributable to shareholders noted above, Adjusted Net Income was impacted by a decrease in equity-based compensation expense of $318 and $300, respectively.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $945 and $3,523 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. In addition to the changes in net income attributable to shareholders noted above, Adjusted EBITDA was also impacted by an increase in interest expense of $106 and $40, respectively, and higher equity-based compensation expense of $318 and $300, respectively.
Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Infrastructure revenues
Lease income	$417	$123	$294	$799	$139	$660
Other revenue	894	—	894	1,272	—	1,272
Total revenues	1,311	123	1,188	2,071	139	1,932

Expenses
Operating expenses	2,715	764	1,951	5,096	1,658	3,438
Depreciation and amortization	832	81	751	1,641	85	1,556
Interest expense	273	270	3	545	544	1
Total expenses	3,820	1,115	2,705	7,282	2,287	4,995
Loss before income taxes	(2,509)	(992)	(1,517)	(5,211)	(2,148)	(3,063)
Provision for (benefit from) income taxes	1	(3)	4	—	—	—
Net loss	(2,510)	(989)	(1,521)	(5,211)	(2,148)	(3,063)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(30)	(369)	339	(24)	(483)	459
Net loss attributable to shareholders	$(2,480)	$(620)	$(1,860)	$(5,187)	$(1,665)	$(3,522)
Add: Provision for (benefit from) income taxes	1	(3)	4	—	—	—
Add: Equity-based compensation expense	93	—	93	156	—	156
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(2,386)	$(623)	$(1,763)	$(5,031)	$(1,665)	$(3,366)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net loss attributable to shareholders	$(2,480)	$(620)	$(1,860)	$(5,187)	$(1,665)	$(3,522)
Add: Provision for (benefit from) income taxes	1	(3)	4	—	—	—
Add: Equity-based compensation expense	93	—	93	156	—	156
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Depreciation and amortization expense	832	81	751	1,641	85	1,556
Add: Interest expense	273	270	3	545	544	1
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	27	(27)	—	—	—
Adjusted EBITDA	$(1,281)	$(245)	$(1,036)	$(2,845)	$(1,036)	$(1,809)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2018 and 2017: interest expense of $0 and $(27).
Revenues
Total revenue increased $1,188 and $1,932 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to $294 and $660 of higher lease income from leases in place at Long Ridge, as well as $894 and $1,272 of other revenue, relating to services performed for lessees at Long Ridge.
Expenses
Total expenses increased $2,705 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase is primarily due to higher operating expenses of $1,951, which consisted of increased (i) compensation and benefits expenses of $556, due to the hiring of additional employees, (ii) facility operations of $358, as the result of increased operations at each facility, (iii) utilities of $335, (iv) professional fees of $253, and (v) general operating costs of $449.
Total expenses increased $4,995 in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Operating expenses increased by $3,438 during the period. This consisted of higher (i) compensation and benefits expenses of $1,033, due to the hiring of additional employees, (ii) facility operations of $769, due to increased activities at the facilities, (iii) utilities of $489, (iv) professional fees of $328, (v) insurance expense of $279, for new policies that were added as operations increased, (vi) repairs and maintenance of $262, and (vii) general operating costs of $278.
Depreciation expense increased by $751 and $1,556 in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, due to assets that were placed into service at Repauno.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $1,763 and $3,366 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, due to the changes in net loss attributable to shareholders noted above, offset by equity based compensation of $93 and $156, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1,036 and $1,809 in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA for the three and six months ended June 30, 2018 includes an increase in depreciation and amortization expense of $751 and $1,556, respectively, compared to the three and six months ended June 30, 2017. Equity-based compensation expense saw an increase of $93 and $156 during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Expenses
General and administrative	$4,573	$3,341	$1,232	$8,159	$7,176	$983
Acquisition and transaction expenses	1,442	1,825	(383)	3,051	3,062	(11)
Management fees and incentive allocation to affiliate	4,495	3,865	630	8,234	7,758	476
Interest expense	7,197	4,799	2,398	14,050	6,659	7,391
Total expenses	17,707	13,830	3,877	33,494	24,655	8,839

Other expense
Loss on extinguishment of debt	—	—	—	—	(2,456)	2,456
Total other expense	—	—	—	—	(2,456)	2,456
Loss before income taxes	(17,707)	(13,830)	(3,877)	(33,494)	(27,111)	(6,383)
Provision for income taxes	—	—	—	—	—	—
Net loss	(17,707)	(13,830)	(3,877)	(33,494)	(27,111)	(6,383)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to shareholders	$(17,707)	$(13,830)	$(3,877)	$(33,494)	$(27,111)	$(6,383)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	9	—	9
Add: Acquisition and transaction expenses	1,442	1,825	(383)	3,051	3,062	(11)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	573		—	573	—	—
Less: Cash payments for income taxes	—	(513)	513	—	(513)	513
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(15,692)	$(12,518)	$(3,747)	$(29,861)	$(22,106)	$(8,328)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net loss attributable to shareholders	$(17,707)	$(13,830)	$(3,877)	$(33,494)	$(27,111)	$(6,383)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	9	—	9
Add: Acquisition and transaction expenses	1,442	1,825	(383)	3,051	3,062	(11)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	573	—	573	573	—	573
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	7,197	4,799	2,398	14,050	6,659	7,391
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$(8,495)	$(7,206)	$(1,289)	$(15,811)	$(14,934)	$(877)
Expenses
Total expenses increased $3,877 and $8,839 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The increase primarily consists of higher interest expense of $2,398 and $7,391 related to Senior Notes issued throughout 2017 and in the first six months of 2018.
During the three months ended June 30, 2018, general and administrative costs increased $1,232 compared to the three months ended June 30, 2017, and reflected (i) $820 of higher reimbursement expenses to our Manager, (ii) $410 of higher professional fees, due to SOX consulting fees incurred during the period, and (iii) $75 of higher director’s fees, the result of two new directors elected in 2018. Partially offsetting these increases was a decrease in general corporate costs of $73.
During the six months ended June 30, 2018, general and administrative costs increased $983 compared to the six months ended June 30, 2017, and reflected (i) $797 of higher reimbursement expenses to our Manager, (ii) $413 of higher professional fees, and (iii) $159 of higher director’s fees. Partially offsetting these increases was a decrease in general corporate costs of $386.
Other Expenses
Total other expenses decreased $0 and $2,456 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, due to a loss on extinguishment of debt incurred in the prior period.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $3,747 and $8,328 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss was reduced by $2,456 in the six months ended June 30, 2017 related to the extinguishment of debt. There was no extinguishment in 2018.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1,289 and $877 during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA includes the impact of higher interest expense of $2,398 and $7,391 during the three and six months ended June 30, 2018, related to the Senior Notes issued throughout 2017. Adjusted EBITDA for the six months ended June 30, 2017 period reflects the impact of losses on the extinguishment of debt. There was no extinguishment in 2018.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) dividends to our shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the six months ended June 30, 2018 and 2017, cash used for the purpose of making investments was $349,328 and $301,852, respectively.

•	In the six months ended June 30, 2018 and 2017, dividends to shareholders were $54,662 and $50,024, respectively.

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

•
During the six months ended June 30, 2018 and 2017, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $82,046 and $43,475, respectively.

•
During the six months ended June 30, 2018, additional borrowings were obtained in connection with the Senior Notes of $100,000, the Revolving Credit Facility of $50,000, the Jefferson Revolver of $39,000, net of financing costs, and the CMQR Credit Agreement of $13,350. We made total principal repayments of $45,874, primarily relating to the FTAI Pride Credit Agreement, the Revolving Credit Facility and the CMQR Credit Agreement. During the six months ended June 30, 2017, additional borrowings were obtained in connection with the Term Loan of $97,163, net of deferred financing costs and the Senior Notes of $137,248, net of deferred financing costs and the repayment of the Term Loan. We made total principal repayments of $11,875 primarily related to the FTAI Pride Credit Agreement and the CMQR Credit Agreement.

•	During the six months ended June 30, 2018 and 2017, proceeds from the sale of assets were $26,530 and $30,292, respectively.

•	During the six months ended June 30, 2018, proceeds from the issuance of common shares were $128,450, net of issuance costs of $2,100.
We are currently evaluating several potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. However, as of the date of this filing, none of these pipeline transactions or negotiations are definitive or included within our planned liquidity needs. We cannot assure you if or when any such transaction will be consummated or the terms of any such transaction.
We have a dividend reinvestment plan in place which allows shareholders to automatically reinvest dividends in our common shares. The plan became effective on February 24, 2017.
Historical Cash Flow
Comparison of the six months ended June 30, 2018 and 2017
The following table compares the historical cash flow for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017
Cash Flow Data:
Net cash provided by operating activities	$59,152	$33,275
Net cash used in investing activities	(325,091)	(268,830)
Net cash provided by financing activities	246,978	186,087

Net cash provided by operating activities was $59,152 in the six months ended June 30, 2018 as compared to $33,275 in the six months ended June 30, 2017, representing a $25,877 increase. Net loss was $15,782 for the six months ended June 30, 2018, compared $15,021 for the six months ended June 30, 2017, an increase in net loss of $761. The increase in operating cash flow was attributable to changes to reconcile net income which include an increase of (i) $24,833 relating to depreciation and amortization, (ii) $9,652 relating to amortization of lease intangibles and incentives, and (iii) $1,458 relating to bad debt expense offset by a decrease of $2,456 loss on extinguishment of debt and decrease of $974 in gain on sale of assets. The increase was offset by changes in (i) other assets of $20,227 due to acquisition of crude inventory and prepaid expenses in the six months ended June 30, 2018, and (ii) in accounts receivable of $3,796 offset by increases in (i) accounts payable of $20,220 and (ii) other liabilities of $3,462 due to the expansion of business operations across all segments.
Net cash used in investing activities was $325,091 in the six months ended June 30, 2018 as compared to $268,830 in the six months ended June 30, 2017, representing a $56,261 increase. Cash used in investing activities increased by $12,165 in purchase deposits in the Aviation Leasing segment as well as the acquisition of property, plant and equipment of $73,351 mainly due to on going capital projects at Repauno, Hannibal and Jefferson Terminal. This increase in investing activities was offset by a decrease in cash used in investments in unconsolidated entities of $20,057 and a decrease in cash used for the acquisition of leasing equipment and lease intangibles in the Aviation Leasing segment of $16,223 in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Net cash provided by financing activities was $246,978 in the six months ended June 30, 2018 as compared to $186,087 in the six months ended June 30, 2017, representing a $60,891 increase. This was attributable to an increase of $128,450 from proceeds for the issuance of common stock net of issuance costs and an increase in receipt of maintenance deposits of $12,380. These increases were offset by a $39,561 decrease in proceeds from borrowings, attributable to the Senior Notes and an increase of $33,999 on the repayment of debt, attributable to repayments under the CMQR Credit Agreement and the Revolving Credit Facility.
Funds Available for Distribution (Non-GAAP)
We use Funds Available for Distribution (“FAD”) in evaluating our ability to meet our stated dividend policy. FAD is not a financial measure in accordance with GAAP. The GAAP measure most directly comparable to FAD is net cash provided by operating activities. We believe FAD is a useful metric for investors and analysts for similar purposes.
We define FAD as: net cash provided by operating activities plus principal collections on finance leases, proceeds from sale of assets, and return of capital distributions from unconsolidated entities, less required payments on debt obligations and capital distributions to non-controlling interest, and excluding changes in working capital. The following table sets forth a reconciliation of Net Cash Provided by Operating Activities to FAD:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017
Net Cash Provided by Operating Activities	$59,152	$33,275
Add: Principal Collections on Finance Leases	539	225
Add: Proceeds from sale of assets	26,530	30,292
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	(3,124)	(3,125)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	(3,876)	(4,307)
Funds Available for Distribution (FAD)	$79,221	$56,360
_____________________________________________________
(1) Required payments on debt obligations for the six months ended June 30, 2018 excludes $17,750 repayment of the CMQR Credit Agreement and $25,000 repayment of the Revolving Credit Facilities, and for the six months ended June 30, 2017 excludes $100,000 repayment of the Term Loan, both of which were voluntary refinancings as repayments of these amounts were not required at such time.
Limitations
FAD is subject to a number of limitations and assumptions and there can be no assurance that we will generate FAD sufficient to meet our intended dividends. FAD has material limitations as a liquidity measure because such measure excludes items that are required elements of our net cash provided by operating activities as described below. FAD should not be considered in isolation nor as a substitute for analysis of our results of operations under GAAP, and it is not the only metric that should be considered in evaluating our ability to meet our stated dividend policy. Specifically:

•
FAD does not include equity capital called from our existing limited partners, proceeds from any debt issuance or future equity offering, historical cash and cash equivalents and expected investments in our operations.

•	FAD does not give pro forma effect to prior acquisitions, certain of which cannot be quantified.

•	While FAD reflects the cash inflows from sale of certain assets, FAD does not reflect the cash outflows to acquire assets as we rely on alternative sources of liquidity to fund such purchases.

•
FAD does not reflect expenditures related to capital expenditures, acquisitions and other investments as we have multiple sources of liquidity and intends to fund these expenditures with future incurrences of indebtedness, additional capital contributions and/or future issuances of equity.

•	FAD does not reflect any maintenance capital expenditures necessary to maintain the same level of cash generation from our capital investments.

•
FAD does not reflect changes in working capital balances as management believes that changes in working capital are primarily driven by short term timing differences, which are not meaningful to our distribution decisions.

•	Management has significant discretion to make distributions, and we are not bound by any contractual provision that requires us to use cash for distributions.
If such factors were included in FAD, there can be no assurance that the results would be consistent with our presentation of FAD.

Debt Obligations
Refer to Note 8 of the Consolidated Financial Statements for detail.
Contractual Obligations
The following table summarizes our future obligations, by period due, as of June 30, 2018, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of June 30, 2018.

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
FTAI Pride Credit Agreement	$3,125	$47,743	$—	$—	$—	$—	$50,868
CMQR Credit Agreement	—	—	20,400	—	—	—	20,400
Revolving Credit Facility	—	—	25,000	—	—	—	25,000
Jefferson Revolver	—	—	—	39,511	—	—	39,511
Series 2012 Bonds	1,545	1,670	1,810	1,960	2,120	33,660	42,765
Series 2016 Bonds	—	—	144,200	—	—	—	144,200
Senior Notes	—	—	—	—	550,000	—	550,000
Total principal payments on loans and bonds payable	4,670	49,413	191,410	41,471	552,120	33,660	872,744

Total estimated interest payments (1)	30,654	56,415	43,564	40,508	10,598	15,683	197,422
Obligation to third-party	22,215	7,210	—	—	—	—	29,425
Operating lease obligations	2,925	5,603	4,730	3,079	2,324	69,083	87,744
Capital lease obligations	195	382	367	233	110	7	1,294
	55,989	69,610	48,661	43,820	13,032	84,773	315,885
Total contractual obligations	$60,659	$119,023	$240,071	$85,291	$565,152	$118,433	$1,188,629

(1) Estimated interest rates as of June 30, 2018.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116,584 as of June 30, 2018 and December 31, 2017.

We review the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, we review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment.

For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the year ended December 31, 2017.

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

In performing the annual analysis, our two reporting units subject to the test are the Jefferson Terminal and Railroad reporting units. We estimate the fair value of the reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The estimates and assumptions used consider historical performance if indicative of future performance, and are consistent with the assumptions used in determining future profit plans for the reporting units. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses.

Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude, refined products and ethanol. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 14% and our terminal growth rate of 3%.

Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next two to three years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA near the end of 2018. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, strengthening macroeconomic conditions such as increased oil prices and the increasing spread between Western Canadian Crude and Western Texas Intermediate are better than we anticipated, and we remain positive for the outlook of Jefferson Terminal’s earnings potential.

For the year ended December 31, 2017, there was no impairment of goodwill.
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
As of June 30, 2018, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase/decrease in interest expense of approximately $1,295 over the next 12 months before the impact of interest rate derivatives.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
No change other than certain remediation efforts related to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have made no significant changes in our remediation plans during the three months ended June 30, 2018 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Excess supply in oil and gas markets can put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In the past, a significant decline in oil prices has led to lower offshore exploration and production budgets worldwide. These conditions have resulted in significant contraction, de-leveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
While some of our contractual arrangements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce our counterparties’ obligations under such contractual arrangements is subject to applicable laws in the jurisdiction in which enforcement is sought. While some of our existing assets are used in specific jurisdictions, transportation and transportation-related infrastructure assets by their nature generally move throughout multiple jurisdictions in the ordinary course of business. As a result, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the owned assets in various jurisdictions cannot be predicted. To the extent more of our business shifts to areas outside of the United States and Europe, such as Asia and the Middle East, it may become more difficult and expensive to enforce our rights and recover our assets.
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
Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, more recently proposed bills such as the “Rail Shipper Fairness Act of 2017,” or competitive access proposals under consideration by the STB, if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on FTAI’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect FTAI’s profitability.

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
In May 2015, the DOT issued new production standards and operational controls for rail tank cars used in “High-Hazard Flammable Trains” (i.e., trains carrying commodities such as ethanol, crude oil and other flammable liquids). Similar standards have been adopted in Canada. The new standard applies for all cars manufactured after October 1, 2015, and existing tank cars must be retrofitted within the next three to eight years. The applicable operational controls include reduced speed restrictions, and maximum lengths on trains carrying these materials. Retrofitting our tank cars will be required under these new standards to the extent we elect to move certain flammable liquids in the future. While we may be able to pass some of these costs on to our customers, there may be costs that we cannot pass on to them. We continue to monitor the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments. It is unclear how these regulations will impact the crude-by-rail industry, and any such impact would depend on a number of factors that are outside of our control. If, for example, overall volume of crude-by-rail decreases, or if we do not have access to a sufficient number of compliant cars to transport required volumes under our existing contracts, our operations may be negatively affected. This may lead to a decrease in revenues and other consequences.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of June 30, 2018 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Demand for assets in the Offshore Energy segment and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile and are affected by numerous factors beyond our control, such as: worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
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
Our Repauno site is subject to ongoing environmental investigation and remediation by the former owner of the property related to historic industrial operations. The former owner is responsible for completion of this work, and we benefit from a related indemnity and insurance policy. If the former owner fails to fulfill its investigation and remediation, or indemnity obligations and the related insurance, which are subject to limits and conditions, fail to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such areas of the property. Therefore, any delay in the former owner’s completion of the environmental work or receipt of related approvals in an area of the property could delay our redevelopment activities. In addition, once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.

In connection with our acquisition of Long Ridge, the former owner of the property is obligated to perform certain post-closing demolition activities, remove specified containers, equipment and structures and conduct investigation, removal, cleanup and decontamination related thereto. In addition, the former owner is responsible for ongoing environmental remediation related to historic industrial operations on and off Long Ridge. Pursuant to an order issued by the Ohio Environmental Protection Agency (“Ohio EPA”), the former owner is responsible for completing the removal and off-site disposal of electrolytic pots associated with the former use of Long Ridge as an aluminum reduction plant. In addition, Long Ridge is located adjacent to the former Ormet Corporation Superfund site (the “Ormet site”), which is owned and operated by the former owner of Long Ridge. Pursuant to an order with the United States Environmental Protection Agency (“US EPA”), the former owner is obligated to pump groundwater that has been impacted by the adjacent Ormet site beneath our site and discharge it to the Ohio River and monitor the groundwater annually. Long Ridge is also subject to an environmental covenant related to the adjacent Ormet site that, inter alia, restricts the use of groundwater beneath our site and requires US EPA consent for activities on Long Ridge that could disrupt the groundwater monitoring or pumping. The former owner is contractually obligated to complete its regulatory obligations on Long Ridge and we benefit from a related indemnity and insurance policy. If the former owner fails to fulfill its demolition, removal, investigation, remediation, monitoring, or indemnity obligations, and if the related insurance, which is subject to limits and conditions, fails to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation pursuant to the Ohio EPA order must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such area of the property. Therefore, any delay in the former owner’s completion of the environmental work or receipt of related approvals or consents from Ohio EPA or US EPA could delay our redevelopment activities.
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
In addition, our Manager may assign our Management Agreement to an entity whose business and operations are managed or supervised by Mr. Wesley R. Edens, who is a principal, Co-Chief Executive Officer and a member of the board of directors of Fortress, an affiliate of our Manager, and a member of the management committee of Fortress since co-founding Fortress in May 1998. In the event of any such assignment to a non-affiliate of Fortress, the functions currently performed by our Manager’s current personnel may be performed by others. We can give you no assurance that such personnel would manage our operations in the same manner as our Manager currently does, and the failure by the personnel of any such entity to acquire assets generating attractive risk-adjusted returns could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager intends to engage in additional transportation and infrastructure related management and other investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy. In addition, our operating agreement provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of FTAI and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

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
Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s shareholders or partners for any acts or omissions by our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, except liability to us, our shareholders, directors, officers and employees and persons controlling us, by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We will, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.
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
Our board of directors has adopted the Incentive Plan which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of June 30, 2018, rights relating to 725,000 of our common shares were outstanding under the Incentive Plan. In connection with an offering that closed on January 16, 2018, the number of shares reserved for issuance under the Incentive Plan will be increased in an amount equal to 700,000 common shares, which amount corresponds to the common shares subject to the option described above. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.

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
Although we currently intend to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, pursuant to the Partnership Agreement, the General Partner will be entitled to receive incentive allocations before any amounts are distributed by us based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Appointment of Principal Accounting Officer

On August 2, 2018, our Board of Directors appointed Eun Nam, 36, as our Chief Accounting Officer, effective as of August 6, 2018. Ms. Nam serves as a Senior Vice President of the Private Equity group of the Manager, and has been involved in various mergers and acquisitions and capital markets transactions. Ms. Nam previously served as Interim Chief Accounting Officer of Drive Shack Inc., an entity that was then managed by the Manager, from March through September 2016. Prior to joining Fortress in 2014, Ms. Nam worked in KPMG LLP’s audit and risk advisory services for over ten years. Ms. Nam received a Bachelor of Business Administration in Finance and Accounting from Emory University, and is a certified public accountant in Georgia.

Our officers are appointed annually by the Board of Directors. There is no arrangement or understanding between Ms. Nam and any other person pursuant to which she was appointed as an officer of the Company. There are also no family relationships between Ms. Nam and any director or executive officer of the Company.

Our officers are not employees of ours and do not receive direct cash compensation for services rendered to us. Rather, they are employees of the Manager and are compensated by the Manager for their services to us as well as other entities affiliated with the Manager. The Manager has informed us that, because the services performed by certain individuals who serve as our officers are not performed exclusively for us, the Manager cannot segregate and identify that portion of compensation awarded to, earned by or paid to certain of our officers, including Ms. Nam, that relates solely to her services to us. Outside of the fees and compensation paid to the Manager by us, Ms. Nam does not have any direct or indirect material interests in any transaction with us or in any currently proposed transaction to which we are a party. Effective as of August 6, 2018, Mr. Scott Christopher will resign as our Chief Accounting Officer. Mr. Christopher will continue to serve as our Chief Financial Officer.

Director and Officer Indemnification Agreements

In connection with the appointment of Ms. Nam, we have entered into an indemnification agreement with her, effective as of August 6, 2018. Under the indemnification agreement with our directors and officers, we, subject to certain limitations, have agreed to indemnify our directors and officers against certain liabilities arising out of their service as a director or officer of the Company.

Amendment to the Revolving Credit Facility

On August 2, 2018, we entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Facility.

The Amendment, among other things, (i) increases the aggregate revolving commitments under the Revolving Credit Facility by $50,000,000 from $75,000,000 to $125,000,000 and (ii) extends the maturity date of the revolving loans and commitments under the Existing Credit Agreement by one year from June 16, 2020 to June 16, 2021.

The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Amendment, which is attached hereto as Exhibit 10.15 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
	4.3
First Supplemental Indenture, dated June 8, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed on March 1, 2018.

	4.4
Second Supplemental Indenture, dated August 23, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2017).

	4.5
Third Supplemental Indenture, dated December 20, 2017, between Fortress Transportation and Infrastructure LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 2017).

	4.6
Fourth Supplemental Indenture, dated May 31, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed May 31, 2018).

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

	Exhibit No.	Description
10.15
Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

†	10.16
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	August 3, 2018
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	August 3, 2018
Scott Christopher
Chief Financial Officer and Chief Accounting Officer