Form 10-Q
period 2018-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2018-11-02
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-37386

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC (Exact name of registrant as specified in its charter)

Delaware	32-0434238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 82,787,466 common shares representing limited liability company interests outstanding at October 30, 2018.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	Notes	September 30,	December 31,
(Dollar amounts in thousands, except share and per share data)		2018	2017
Assets
Cash and cash equivalents	2	$163,145	$59,400
Restricted cash	2	22,355	33,406
Accounts receivable, net		50,002	31,076
Leasing equipment, net	3	1,284,057	1,074,130
Finance leases, net	4	16,950	9,244
Property, plant, and equipment, net	5	659,460	489,949
Investments	6	42,183	42,538
Intangible assets, net	7	35,653	40,043
Goodwill		116,584	116,584
Other assets	2	82,772	59,436
Total assets		$2,473,161	$1,955,806

Liabilities
Accounts payable and accrued liabilities		$83,648	$68,226
Debt, net	8	1,137,867	703,264
Maintenance deposits		128,877	103,464
Security deposits		33,921	27,257
Other liabilities		26,528	18,520
Total liabilities		$1,410,841	$920,731

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 82,787,466 and 75,771,738 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)		828	758
Additional paid in capital		1,037,513	985,009
Accumulated deficit		(33,854)	(38,699)
Accumulated other comprehensive income		—	—
Shareholders' equity		1,004,487	947,068
Non-controlling interest in equity of consolidated subsidiaries		57,833	88,007
Total equity		1,062,320	1,035,075
Total liabilities and equity		$2,473,161	$1,955,806

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollar amounts in thousands, except share and per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2018	2017	2018	2017
Revenues
Equipment leasing revenues		$70,890	$49,616	$186,004	$121,387
Infrastructure revenues		30,265	10,746	55,974	34,842
Total revenues	10	101,155	60,362	241,978	156,229

Expenses
Operating expenses		41,667	23,688	96,839	66,025
General and administrative		4,012	3,439	12,171	10,615
Acquisition and transaction expenses		1,460	1,732	4,734	5,064
Management fees and incentive allocation to affiliate	13	3,846	3,771	12,080	11,529
Depreciation and amortization	3, 5, 7	34,422	24,784	96,853	62,382
Interest expense		15,142	8,914	39,870	21,292
Total expenses		100,549	66,328	262,547	176,907

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	6	(442)	132	(598)	(1,461)
Gain on sale of equipment, net		262	2,709	5,253	6,726
Loss on extinguishment of debt	8	—	—	—	(2,456)
Interest income		111	215	361	582
Other income		737	2,148	2,074	2,180
Total other income		668	5,204	7,090	5,571

Income (loss) before income taxes		1,274	(762)	(13,479)	(15,107)
Provision for income taxes	12	551	909	1,580	1,585
Net income (loss)		723	(1,671)	(15,059)	(16,692)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(3,855)	(4,669)	(19,904)	(13,816)
Net income (loss) attributable to shareholders		$4,578	$2,998	$4,845	$(2,876)

Earnings (loss) per share	15
Basic		$0.05	$0.04	$0.06	$(0.04)
Diluted		$0.05	$0.04	$0.06	$(0.04)

Weighted Average Shares Outstanding:
Basic		84,708,071	75,770,529	83,178,546	75,765,144
Diluted		84,709,656	75,770,665	83,179,181	75,765,144

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017	2018	2017
Net income (loss)	$723	$(1,671)	$(15,059)	$(16,692)
Other comprehensive income (loss):
Change in fair value of available-for-sale securities	—	5,784	—	4,508
Comprehensive income (loss)	723	4,113	(15,059)	(12,184)
Comprehensive loss attributable to non-controlling interest	(3,855)	(4,669)	(19,904)	(13,816)
Comprehensive income attributable to shareholders	$4,578	$8,782	$4,845	$1,632

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollar amounts in thousands)	Common Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	$758	$985,009	$(38,699)	$—	$88,007	$1,035,075
Comprehensive income (loss):
Net income (loss) for the period			4,845		(19,904)	(15,059)
Other comprehensive income (loss)			—	—	—	—
Total comprehensive income (loss)			4,845	—	(19,904)	(15,059)
Purchase of non-controlling interest		7,225			(10,930)	(3,705)
Dividends declared		(82,623)			—	(82,623)
Issuance of common shares	70	127,893			—	127,963
Equity-based compensation		9			660	669
Equity - September 30, 2018	$828	$1,037,513	$(33,854)	$—	$57,833	$1,062,320

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(15,059)	$(16,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of unconsolidated entities	598	1,461
Gain on sale of equipment, net	(5,253)	(6,726)
Security deposits and maintenance claims included in earnings	(4,325)	(60)
Loss on extinguishment of debt	—	2,456
Equity-based compensation	669	695
Depreciation and amortization	96,853	62,382
Gain on settlement of liabilities	—	(1,093)
Change in current and deferred income taxes	670	551
Change in fair value of non-hedge derivative	567	(1,036)
Amortization of lease intangibles and incentives	17,629	5,193
Amortization of deferred financing costs	4,164	3,120
Bad debt expense	1,586	63
Other	51	566
Change in:
Accounts receivable	(19,024)	(7,984)
Other assets	(10,891)	10,595
Accounts payable and accrued liabilities	15,198	862
Management fees payable to affiliate	(774)	(554)
Other liabilities	3,756	(1,356)
Net cash provided by operating activities	86,415	52,443

Cash flows from investing activities:
Investment in notes receivable	(912)	—
Investment in unconsolidated entities and available for sale securities	(1,115)	(24,903)
Principal collections on finance leases	658	347
Acquisition of leasing equipment	(330,492)	(267,451)
Acquisition of property, plant and equipment	(178,555)	(86,455)
Acquisition of lease intangibles	(5,039)	(1,583)
Purchase deposits for acquisitions	(17,350)	(11,785)
Proceeds from sale of leasing equipment	30,409	87,093
Proceeds from sale of property, plant and equipment	78	51
Return of purchase deposit for aircraft and aircraft engines	240	—
Return of deposit on sale of engine	(400)	—
Return of capital distributions from unconsolidated entities	872	—
Net cash used in investing activities	$(501,606)	$(304,686)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017
Cash flows from financing activities:
Proceeds from debt	$615,239	$417,191
Repayment of debt	(181,856)	(22,623)
Payment of deferred financing costs	(2,686)	(3,232)
Receipt of security deposits	7,084	5,826
Return of security deposits	(1,520)	(3,232)
Receipt of maintenance deposits	41,808	18,784
Release of maintenance deposits	(11,518)	(6,111)
Proceeds from issuance of common shares, net of underwriter's discount	128,451	—
Common shares issuance costs	(789)	—
Purchase of non-controlling interest shares	(3,705)	—
Cash dividends	(82,623)	(75,041)
Net cash provided by financing activities	$507,885	$331,562

Net increase in cash and cash equivalents and restricted cash	92,694	79,319
Cash and cash equivalents and restricted cash, beginning of period	92,806	133,496
Cash and cash equivalents and restricted cash, end of period	$185,500	$212,815

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$511	$108,089
Repayment and settlement of debt	—	(102,352)
Acquisition of leasing equipment	(16,873)	(28,335)
Acquisition of property, plant and equipment	(9,736)	(36,770)
Settled and assumed security deposits	1,100	2,272
Billed, assumed and settled maintenance deposits	(6,758)	23,226
Deferred financing costs	(4,500)	(7,867)
Non-cash contribution from non-controlling interest	—	1,261
Purchase of non-controlling interest	7,225	(2,798)
Issuance of common shares	301	—

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
Risks and Uncertainties—In the normal course of business, we encounter several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee, customer, or derivative counterparty to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which we operate, which could adversely impact the pricing of the services offered by us or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of our leasing equipment or operating assets. Capital market risk is the risk that we are unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities. We, through our subsidiaries, also conduct operations outside of the United States; such international operations are subject to the same risks as those associated with our United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. We do not have significant exposure to foreign currency risk as all of our leasing arrangements and the majority of terminal services revenue and freight rail revenue are denominated in U.S. dollars.
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
Delaware River Partners LLC
On July 1, 2016, we, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. We have the right to purchase an additional 8% economic interest from the non-controlling party prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, we concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity.
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
Restricted Cash—Restricted cash was $22,355 and $33,406 as of September 30, 2018 and December 31, 2017, respectively, and consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (Note 8), and funds set aside for qualifying construction projects at Jefferson Terminal.
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
Inventory—Commodities inventory are carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. At September 30, 2018 and December 31, 2017, we had commodities inventory of $13,620 and $8,877, respectively. We record our inventory as a component of other assets in the accompanying Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $15,265 and $11,423 as of September 30, 2018 and December 31, 2017, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. In September 2018, we issued the 2025 Notes (as defined in Note 8) and incurred $5,367 of deferred financing costs. Refer to Note 8 for details.
Amortization expense was $1,681 and $4,164 for the three and nine months ended September 30, 2018, respectively, and $1,056 and $3,120 for the three and nine months ended September 30, 2017, respectively. Amortization expense is included as a component of interest expense in the accompanying Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Revenue Recognition
Effective January 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective approach. ASC 606 requires revenue to be recognized when we transfer promised services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those services. The adoption of the standard did not have a material impact on our consolidated financial statements. See below for a detailed description of revenue recognition by our two strategic business units, Equipment Leasing and Infrastructure.
Lease contracts within the scope of ASC 840, Leases (“ASC 840”) are specifically excluded from ASC 606, and lease contracts entered into by Equipment Leasing and Infrastructure are accounted for under ASC 840. However, Infrastructure revenues that do not qualify as leases or service arrangements embedded in lease contracts are accounted for under ASC 606. Payment terms are short term in nature and do not extend beyond one year. See Note 10 for additional details regarding the disaggregation of our revenues by segment.
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
Generally, under our aircraft lease and engine agreements, the lessee is required to make periodic maintenance payments calculated based on the lessee’s utilization of the leased asset. Typically, under our aircraft lease agreements, the lessee is responsible for maintenance, repairs and other operating expenses throughout the term of the lease. These periodic maintenance payments accumulate over the term of the lease to fund major maintenance events, and we are contractually obligated to return maintenance payments to the lessee up to the amount paid by the lessee. In the event the total cost of maintenance events over the term of a lease is less than the cumulative maintenance payments, we are not required to return any unused or excess maintenance payments to the lessee.
Maintenance payments received for which we expect to repay to the lessee are presented as Maintenance Deposits in our Consolidated Balance Sheets. All excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenues.
Finance Leases—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
Infrastructure Revenues
Rail Revenues—Rail revenues generally consist of the following performance obligations: freight movement, demurrage, unloading and switching. Freight movement revenues are recognized proportionally based on distance as freight is transported from origin to destination. Accordingly, freight movement revenue is recognized over time with progress measured based on distance transpired, i.e., as the services are rendered and the customer simultaneously receives and consumes the benefit over time. Demurrage, unloading and switching are recognized in other miscellaneous rail revenues, for which demurrage progress is measured over time, and unloading and switching revenues are measured at a point in time as the service is rendered.
Terminal Services Revenues—Terminal services are provided to customers for the receipt and redelivery of various commodities. These revenues are recognized over time, i.e., as the services are rendered and the customer simultaneously receives and consumes the benefit over time.
Lease Income—Lease income consists of rental income from tenants for storage space. Lease income is recognized on a straight-line basis over the term~~s~~ of the relevant lease agreement.
Other Revenue—Other revenue primarily consists of marketing revenue related to Canadian crude oil. Other revenue consists of two performance obligations: handling and storage of raw materials. The revenues are recognized over time, i.e., as the services are rendered and the customer simultaneously receives and consumes the benefit over time.
Payment terms for Infrastructure Revenues are generally short term in nature.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three months ended September 30, 2018, one customer in the Jefferson Terminal segment accounted for approximately 15% of total revenue. There were no customers with a revenue concentration over 10% of total revenue during the other periods presented.
As of September 30, 2018, accounts receivable from one customer in the Jefferson Terminal segment represented 31% of total accounts receivable, net. As of December 31, 2017, accounts receivable from two customers in the Offshore Energy segment each represented 17% and 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts at September 30, 2018 and December 31, 2017 was $2,083 and $983, respectively. Bad debt expense was $65 and $1,586 for the three and nine months ended September 30, 2018, respectively, and $0 and $63 for the three and nine months ended September 30, 2017, respectively.
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
Derivative Financial Instruments—During 2017 we entered into short-term crude forward contracts. The fair value of our derivative assets at September 30, 2018 and December 31, 2017 was $1,215 and $1,022, respectively, and is recorded in other assets. The fair value of our derivative liabilities at September 30, 2018 and December 31, 2017 was $760 and $0, respectively, and is recorded in other liabilities.
Other Assets—Other assets is primarily comprised of commodities inventory of $13,620 and $8,877, purchase deposits for acquisitions of $17,406 and $12,299, lease incentives of $37,078 and $23,811, and prepaid expenses of $5,394 and $4,149 as of September 30, 2018 and December 31, 2017, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and nine months ended September 30, 2018 and 2017, the Board of Directors declared a cash dividend of $0.33 and $0.99 per share, respectively.
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
The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing. We are currently identifying the lease arrangements within the scope of the new guidance, and evaluating the impact of the lease arrangements. We currently believe that the most significant effects relate to (1) the recognition of new right-of-use assets and lease liabilities on our balance sheet for our operating leases where we are the lessee and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2018	December 31, 2017
Leasing equipment	$1,494,200	$1,217,862
Less: accumulated depreciation	(210,143)	(143,732)
Leasing equipment, net	$1,284,057	$1,074,130
During the nine months ended September 30, 2018, we acquired 18 aircraft and 26 commercial engines, and sold one aircraft and seven commercial engines. During the nine months ended September 30, 2017, we acquired 17 aircraft and 50 commercial engines, and sold five aircraft and 13 commercial engines.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense for leasing equipment	$28,249	$19,792	$78,719	$48,934

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

4. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	September 30, 2018	December 31, 2017
Finance leases	$28,007	$16,015
Unearned revenue	(11,057)	(6,771)
Finance leases, net	$16,950	$9,244
During the nine months ended September 30, 2018, we entered into a two-year finance lease arrangement for the sale of one of our aircraft.
As of September 30, 2018, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

2018	$1,556
2019	6,208
2020	10,257
2021	2,008
2022	2,008
Thereafter	5,970
Total	$28,007

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2018	December 31, 2017
Land, site improvements and rights	$74,364	$74,268
Construction in progress	231,589	100,420
Buildings and improvements	13,917	9,807
Terminal machinery and equipment	344,025	299,444
Track and track related assets	35,338	35,371
Railroad equipment	5,187	1,057
Railcars and locomotives	3,658	3,429
Computer hardware and software	3,793	3,105
Furniture and fixtures	570	544
Vehicles	1,527	1,480
	713,968	528,925
Less: accumulated depreciation	(56,027)	(40,605)
Spare parts	1,519	1,629
Property, plant and equipment, net	$659,460	$489,949
During the nine months ended September 30, 2018, we acquired property, plant and equipment of $184,934, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno, and an investment in a joint venture of a natural gas production asset at Long Ridge.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense for property, plant and equipment	$5,273	$4,092	$15,435	$10,749

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2018	December 31, 2017
Advanced Engine Repair JV	Equity method	25%	$13,182	$13,724
JGP Energy Partners LLC	Equity method	50%	25,584	24,920
Intermodal Finance I, Ltd.	Equity method	51%	3,417	3,894
Investments			$42,183	$42,538
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2018 and 2017.
Equity Method Investments
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advanced Engine Repair JV	$(192)	$(203)	$(542)	$(1,046)
JGP Energy Partners LLC	(363)	(24)	(450)	(99)
Intermodal Finance I, Ltd.	113	359	394	(316)
Total	$(442)	$132	$(598)	$(1,461)
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
Intermodal Finance I, Ltd.
In 2012, we acquired a 51% non-controlling interest in Intermodal Finance I, Ltd. (“Intermodal”), a joint venture. Intermodal is governed by a board of directors, and its shareholders have voting rights through their equity interests. As such, Intermodal is not within the scope of ASC 810-20 and should be evaluated for consolidation under the voting interest model. Due to the existence of substantive participating rights of the 49% equity investor, including the joint approval of material operating and capital decisions, such as material contracts and capital expenditures consistent with ASC 810-10-25-11, we do not have unilateral rights over this investment; therefore, we do not consolidate Intermodal but account for this investment in accordance with the equity method. We do not have a variable interest in this investment as none of the criteria of ASC 810-10-15-14 were met.
As of September 30, 2018, Intermodal owns a portfolio of multiple finance leases, representing three customers and comprising approximately 23,000 shipping containers, as well as a portfolio of approximately 6,000 shipping containers subject to multiple operating leases.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The table below presents summarized financial information for our equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$2,046	$2,029	$8,931	$5,446
Expenses	3,402	2,172	11,495	10,740
Net loss	$(1,356)	$(143)	$(2,564)	$(5,294)

Company’s portion(1)	$(484)	$102	$(689)	$(1,613)
(1) Includes interest on certain notes.

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2018
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$41,786	$—	$—	$41,786
Less: Accumulated amortization	(27,182)	—	—	(27,182)
Acquired favorable lease intangibles, net	14,604	—	—	14,604
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(14,490)	(199)	(14,689)
Acquired customer relationships, net	—	21,023	26	21,049
Total intangible assets, net	$14,604	$21,023	$26	$35,653

Intangible liabilities
Acquired unfavorable lease intangibles	$2,732	$—	$—	$2,732
Less: Accumulated amortization	(1,962)	—	—	(1,962)
Acquired unfavorable lease intangibles, net	$770	$—	$—	$770

	December 31, 2017
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$36,747	$—	$—	$36,747
Less: Accumulated amortization	(20,452)	—	—	(20,452)
Acquired favorable lease intangibles, net	16,295	—	—	16,295
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(11,825)	(165)	(11,990)
Acquired customer relationships, net	—	23,688	60	23,748
Total intangible assets, net	$16,295	$23,688	$60	$40,043

Intangible liabilities
Acquired unfavorable lease intangibles	$2,732	$—	$—	$2,732
Less: Accumulated amortization	(1,374)	—	—	(1,374)
Acquired unfavorable lease intangibles, net	$1,358	$—	$—	$1,358

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Lease intangibles	Equipment leasing revenues	$2,087	$1,147	$6,143	$3,494
Customer relationships	Depreciation and amortization	900	900	2,699	2,699
Total		$2,987	$2,047	$8,842	$6,193
As of September 30, 2018, estimated net annual amortization of intangibles is as follows:

2018	$2,979
2019	9,425
2020	7,469
2021	5,482
2022	3,592
Thereafter	5,936
Total	$34,883
8.     DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2018	December 31, 2017
Loans payable
FTAI Pride Credit Agreement	$49,306	$53,993
CMQR Credit Agreement	21,925	22,800
Revolving Credit Facility	—	—
Jefferson Revolver	50,000	—
Total loans payable	121,231	76,793
Bonds payable
Series 2012 Bonds(1)	42,812	44,404
Series 2016 Bonds	144,200	144,200
Senior Notes due 2022(2)	549,373	449,290
Senior Notes due 2025(3)	295,516	—
Total bonds payable	1,031,901	637,894

Debt	1,153,132	714,687
Less: Debt issuance costs	(15,265)	(11,423)
Total debt, net	$1,137,867	$703,264

Total debt due within one year	$72,901	$7,795
(1) Includes unamortized premium of $1,592 and $1,639 at September 30, 2018 and December 31, 2017, respectively.
(2) Includes unamortized discount of $5,502 and $6,506 at September 30, 2018 and December 31, 2017, respectively, and an unamortized premium of $4,875 and $5,796 at September 30, 2018 and December 31, 2017, respectively.
(3) Includes unamortized discount of $4,484 and $0 at September 30, 2018 and December 31, 2017, respectively.

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
The FTAI Pride Credit Agreement contains affirmative and negative covenants which limit certain actions of the borrower and a financial covenant requiring the borrower to maintain a Fixed Charges Coverage Ratio, as defined, of not less than 1.15:1.00 in any twelve month period ending December 31, 2014, or thereafter.
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement (the “CMQR Credit Agreement”) with a financial institution for a revolving line of credit to increase the aggregate amount from $20,000 to $25,000 and to extend the maturity date to September 18, 2019. Borrowings under the CMQR Credit Agreement bear interest at either (i) Adjusted LIBOR plus a spread of 2.50% or 4.50%, (ii) the U.S. or Canadian Base Rate plus a spread of 1.50% or 3.50%, or (iii) the Canadian Fixed Rate plus a spread of 2.50% or 4.50%, as defined by the CMQR Credit Agreement. The weighted-average effective interest rate as of September 30, 2018 and December 31, 2017 was 4.61% and 3.95%, respectively.
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
The Series 2012 Bond agreement contains a financial covenant requiring a subsidiary of ours to maintain a long-term debt service coverage ratio, as defined in the agreement, of 1.25 to 1, in each fiscal year.
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
Term Loan—On January 23, 2017, we entered into an unsecured credit agreement under which we, through our wholly owned subsidiaries, including the Partnership and WWTAI Finance Ltd., an exempted company incorporated with limited liability under the laws of Bermuda, borrowed $100,000 in term loans denominated in U.S. dollars (the “Term Loans”). The proceeds of the Term Loan are to be used for general corporate purposes, including future acquisitions by us and our subsidiaries of certain aviation and infrastructure assets. The Term Loans bear interest at the Base Rate (determined in accordance with the agreement) plus 2.75% per annum, or at the Adjusted Eurodollar Rate (determined in accordance with the agreement) plus 3.75% per annum, if we choose to make Eurodollar Rate borrowings. The Term Loans mature on January 22, 2018, subject to our right to elect a one year extension, and require amortization payments in the amount of $250 on the last day of each fiscal quarter beginning on March 31, 2017. On March 15, 2017, all amounts outstanding under the Term Loan were repaid in full and the agreement was terminated. Accordingly, during the nine months ended September 30, 2017, we recorded a loss on extinguishment of debt of $2,456.
Senior Notes due 2022—On March 15, 2017, we issued $250,000 aggregate principal amount of 6.75% senior unsecured notes due 2022 (the “2022 Notes”). The 2022 Notes were issued pursuant to an indenture, dated as of March 15, 2017, between us and U.S. Bank National Association, as trustee. On August 23, 2017, we issued an additional $100,000 of 2022 Notes. The additional notes were issued at an offering price of 102.75% of the principal amount plus accrued interest from March 15, 2017 to the date of issuance. On December 20, 2017, we issued an additional $100,000 of 2022 Notes. The additional notes issued on December 20, 2017 were issued at an offering price of 103.25% of the principal amount plus accrued interest from September 15, 2017. On May 31, 2018, we issued an additional $100,000 of 2022 Notes at an offering price of 100.00% of the principal amount plus accrued interest from March 15, 2018.
The 2022 Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2017, to persons who are registered holders of the 2022 Notes on the immediately preceding March 1 and September 1, respectively.
The 2022 Notes mature on March 15, 2022. Prior to March 15, 2020, we may redeem some or all of the 2022 Notes at a redemption price equal to 100.00% of the principal amount of the 2022 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, plus a “make-whole” premium. On or after March 15, 2020, we may redeem some or all of the 2022 Notes at any time at declining redemption prices equal to (i) 105.063% beginning on March 15, 2020, and (ii) 100.000% beginning on March 15, 2021 and thereafter, plus, in each case, accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time on or prior to March 15, 2020, we may at any time redeem up to 40% of the aggregate principal amount of the 2022 Notes using net proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 2022 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
We used a portion of the proceeds to fully repay all outstanding indebtedness under our Term Loan in the amount of $100,000, payment of fees related to the issuance of 2022 Notes, and to fund the purchase of additional investments. We intend to use the remainder of the proceeds for general corporate purposes, including the funding of future investments.
Senior Notes due 2025—On September 18, 2018, we issued $300,000 aggregate principal amount of 6.50% senior unsecured notes due 2025 (the “2025 Notes”).

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The 2025 Notes bear interest at a rate of 6.50% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2019, to persons who are registered holders on the immediately preceding March 15 and September 15, respectively.
The 2025 Notes will mature on October 1, 2025. Prior to October 1, 2021, we may redeem some or all of the 2025 Notes at a redemption price equal to 100.00% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, plus a “make-whole” premium. On or after October 1, 2021, we may redeem some or all of the 2025 Notes at declining redemption prices equal to (i) 103.250% beginning on October 1, 2021, (ii) 101.625% beginning on October 1, 2022 and (iii) 100.000% beginning on October 1, 2023 and thereafter, plus, in each case, accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time on or prior to October 1, 2021, we may redeem up to 40% of the aggregate principal amount of the 2025 Notes using net proceeds from certain equity offerings at a redemption price equal to 106.50% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Revolving Credit Facility—On June 16, 2017, we entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders. On August 2, 2018, we entered into an amendment to the Revolving Credit Facility. The amendment, among other things, (i) increases the aggregate revolving commitments by $50,000 from $75,000 to $125,000 and (ii) extends the maturity date of the revolving loans and commitments under the Existing Credit Agreement by one year from June 16, 2020 to June 16, 2021. The Revolving Credit Facility provides for revolving loans in the aggregate principal amount of up to $125,000, of which $25,000 may be utilized for the issuance of letters of credit. The proceeds drawn on this facility will be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions and other investments. The Revolving Credit Facility is secured by the capital stock of certain direct subsidiaries of ours as defined in the related credit agreement.
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
Jefferson Revolving Credit Facility—On March 7, 2018, our subsidiary entered into a revolving credit facility (the “Jefferson Revolver”) with certain lenders. The Jefferson Revolver provides for revolving loans in the aggregate principal amount of up to $50,000. The proceeds drawn on this facility will be used for working capital and general purposes. The Jefferson Revolver is secured by the capital stock of certain of our direct subsidiaries as defined in the related credit agreement.
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
In the event of a credit agreement default by our subsidiary, including bankruptcy or insolvency, financial covenant default, or the failure to make a capital call under the relevant agreement, we have agreed to contribute capital to satisfy up to 120% of the aggregate outstanding obligations.
We were in compliance with all debt covenants as of September 30, 2018.

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
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2018	September 30, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$163,145	$163,145	$—	$—	Market
Restricted cash	22,355	22,355	—	—	Market
Derivative assets	1,215	—	—	1,215	Income
Total assets	$186,715	$185,500	$—	$1,215

Liabilities
Derivative liabilities	(760)	—	—	(760)	Income
Total liabilities	$(760)	$—	$—	$(760)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2017	December 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$59,400	$59,400	$—	$—	Market
Restricted cash	33,406	33,406	—	—	Market
Derivative assets	1,022	—	—	1,022	Income
Total	$93,828	$92,806	$—	$1,022
At December 31, 2017, we had no liabilities that were measured at fair value on a recurring basis.
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
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2018	December 31, 2017
Series 2012 Bonds(1)	$42,603	$45,691
Series 2016 Bonds(1)	147,903	150,329
Senior Notes due 2022	565,329	449,290
Senior Notes due 2025	298,776	—
______________________________________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
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
10. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues attributed to our Equipment Leasing business unit are within the scope of ASC 840, while revenues attributed to our Infrastructure business unit are within the scope of ASC 606, unless otherwise noted.

	Three Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$40,329	$582	$—	$—	$—	$—	$40,911
Maintenance revenue	28,286	—	—	—	—	—	28,286
Finance lease income	800	364	—	—	—	—	1,164
Other revenue	376	153	—	—	—	—	529
Total equipment leasing revenues	69,791	1,099	—	—	—	—	70,890
Infrastructure revenues
Lease income	—	—	—	—	—	273	273
Rail revenues	—	—	—	—	8,907	—	8,907
Terminal services revenues	—	—	—	2,522	—	—	2,522
Other revenue	—	—	—	15,314	—	3,249	18,563
Total infrastructure revenues	—	—	—	17,836	8,907	3,522	30,265
Total revenues	$69,791	$1,099	$—	$17,836	$8,907	$3,522	$101,155

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

	Three Months Ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$25,941	$3,800	$—	$—	$—	$—	$29,741
Maintenance revenue	17,533	—	—	—	—	—	17,533
Finance lease income	—	385	—	—	—	—	385
Other revenue	—	1,932	25	—	—	—	1,957
Total equipment leasing revenues	43,474	6,117	25	—	—	—	49,616
Infrastructure revenues
Lease income	—	—	—	—	—	455	455
Rail revenues	—	—	—	—	8,258	—	8,258
Terminal services revenues	—	—	—	1,730	—	—	1,730
Other revenue	—	—	—	—	—	303	303
Total infrastructure revenues	—	—	—	1,730	8,258	758	10,746
Total revenues	$43,474	$6,117	$25	$1,730	$8,258	$758	$60,362

	Nine Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Equipment leasing revenues
Lease income	$103,262	$4,699	$—	$—	$—	$—	$107,961
Maintenance revenue	73,401	—	—	—	—	—	73,401
Finance lease income	1,047	1,096	—	—	—	—	2,143
Other revenue	934	1,515	50	—	—	—	2,499
Total equipment leasing revenues	178,644	7,310	50	—	—	—	186,004
Infrastructure revenues
Lease income	—	—	—	—	—	1,072	1,072
Rail revenues	—	—	—	—	28,742	—	28,742
Terminal services revenues	—	—	—	6,325	—	—	6,325
Other revenue	—	—	—	15,314	—	4,521	19,835
Total infrastructure revenues	—	—	—	21,639	28,742	5,593	55,974
Total revenues	$178,644	$7,310	$50	$21,639	$28,742	$5,593	$241,978

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
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of September 30, 2018:

2018	$47,802
2019	130,689
2020	81,382
2021	53,316
2022	30,403
Thereafter	24,385
Total	$367,977
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
As of September 30, 2018, the Incentive Plan provides for the issuance of up to 30 million shares. We account for equity-based compensation expense in accordance with Accounting Standards Codification 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term, (in years)
	2018	2017	2018	2017
Stock Options	$—	$—	$9	$—	$—	7.75
Restricted Shares	89	90	269	228	732	1.41
Common Units	143	75	391	467	916	1.24
Total	$232	$165	$669	$695	$1,648

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

Stock Options
During the nine months ended September 30, 2018, we granted equity-based compensation awards of 10,000 stock options to our two new independent directors (5,000 options each) pursuant to the Incentive Plan with a grant date fair value of $9 which immediately vested upon grant and expire after 10 years. The fair value of each option was estimated on the grant date using a Black-Scholes option valuation model using the following weighted average assumptions:

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
Common Units
In April 2018, we granted equity based compensation in a subsidiary consisting of 670,000 common units that had a grant date fair value of $670 in exchange for services assuming no forfeited amounts. The awards vest in installments of 33.3% in March 2019, March 2020 and March 2021. The awards are equity based with compensation expense recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the underlying entity as determined on the grant date.
12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current:
Federal	$22	$841	$193	$1,157
State and local	12	58	43	106
Foreign	(3)	8	47	49
Total current provision	31	907	283	1,312

Deferred:
Federal	419	(14)	1,096	34
State and local	62	(18)	162	(18)
Foreign	39	34	39	257
Total deferred provision	520	2	1,297	273

Total provision for income taxes	$551	$909	$1,580	$1,585
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
As of and for the nine month period ended September 30, 2018, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2014. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2018.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The TCJA significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates. We have accounted for the effects of the TCJA for the year ended December 31, 2017 which relates to the remeasurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate. Due to the significant portion of our income that is not subject to entity level tax and the presence of a significant valuation allowance, the effects of the TCJA have had a minimal impact on the income tax provision for the periods presented.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$3,866	$3,776	$11,527	$11,524
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	(20)	—	553	—
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
The following table summarizes our reimbursement to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$2,327	$2,046	$6,935	$5,868
Acquisition and transaction expenses	1,375	1,507	4,426	4,220
Total	$3,702	$3,553	$11,361	$10,088
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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Accrued management fees	$1,246	$1,228
Other payables	1,281	2,073
As of September 30, 2018 and December 31, 2017, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2018 and December 31, 2017 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2018 and December 31, 2017 was $52,804 and $66,242, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-controlling interest share of net loss	$3,758	$2,163	$11,771	$5,646

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
On June 21, 2018, we, through a wholly owned subsidiary, completed a private offering with several third parties (the “Holders”) to tender their approximately 20% stake in Jefferson Terminal. We increased our majority interest in Jefferson Terminal in exchange for Class B Units of another wholly owned subsidiary, which provide the right to convert such Class B Units to a fixed amount of our shares, equivalent to approximately 1.9 million shares, at a Holder’s request. We have the option to satisfy any exchange request by delivering either common shares or cash. The Holders are entitled to receive distributions equivalent to the distributions paid to our shareholders. This transaction resulted in a purchase of non-controlling interest shares.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2018

	Three Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$69,791	$1,099	$—	$—	$—	$—	$—	$70,890
Infrastructure revenues	—	—	—	17,836	8,907	3,522	—	30,265
Total revenues	69,791	1,099	—	17,836	8,907	3,522	—	101,155

Expenses
Operating expenses	2,115	3,751	—	23,893	8,274	3,634	—	41,667
General and administrative	—	—	—	—	—	—	4,012	4,012
Acquisition and transaction expenses	85	—	—	—	—	—	1,375	1,460
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,846	3,846
Depreciation and amortization	26,343	1,627	—	4,999	613	840	—	34,422
Interest expense	—	959	—	4,257	233	—	9,693	15,142
Total expenses	28,543	6,337	—	33,149	9,120	4,474	18,926	100,549

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(192)	—	113	(363)	—	—	—	(442)
Gain on sale of equipment, net	215	—	—	—	47	—	—	262
Interest income	13	4	—	94	—	—	—	111
Other income	—	—	—	737	—	—	—	737
Total other income	36	4	113	468	47	—	—	668
Income (loss) before income taxes	41,284	(5,234)	113	(14,845)	(166)	(952)	(18,926)	1,274
Provision for (benefit from) income taxes	540	4	(4)	11	—	—	—	551
Net income (loss)	40,744	(5,238)	117	(14,856)	(166)	(952)	(18,926)	723
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	(3,759)	(26)	(70)	—	(3,855)
Net income (loss) attributable to shareholders	$40,744	$(5,238)	$117	$(11,097)	$(140)	$(882)	$(18,926)	$4,578

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net income attributable to shareholders:

	Three Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$40,930	$(5,234)	$118	$(10,857)	$(96)	$(785)	$(17,571)	$6,505
Add: Non-controlling share of adjustments to Adjusted Net Income								241
Add: Equity in losses of unconsolidated entities								(442)
Add: Cash payments for income taxes								445
Less: Incentive allocations								20
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								437
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								(385)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(1,460)
Less: Equity-based compensation expense								(232)
Less: Provision for income taxes								(551)
Net income attributable to shareholders								$4,578
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$3,374	$—	$—	$—	$—	$—	$3,374
Asia	24,983	734	—	—	—	—	25,717
Europe	30,794	—	—	—	—	—	30,794
North America	8,894	365	—	17,836	8,907	3,522	39,524
South America	1,746	—	—	—	—	—	1,746
Total	$69,791	$1,099	$—	$17,836	$8,907	$3,522	$101,155

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

I. For the Nine Months Ended September 30, 2018

	Nine Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$178,644	$7,310	$50	$—	$—	$—	$—	$186,004
Infrastructure revenues	—	—	—	21,639	28,742	5,593	—	55,974
Total revenues	178,644	7,310	50	21,639	28,742	5,593	—	241,978

Expenses
Operating expenses	7,412	10,067	—	47,105	23,525	8,730	—	96,839
General and administrative	—	—	—	—	—	—	12,171	12,171
Acquisition and transaction expenses	308	—	—	—	—	—	4,426	4,734
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	12,080	12,080
Depreciation and amortization	73,031	4,855	—	14,726	1,760	2,481	—	96,853
Interest expense	—	2,793	—	12,070	719	545	23,743	39,870
Total expenses	80,751	17,715	—	73,901	26,004	11,756	52,420	262,547

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(542)	—	394	(450)	—	—	—	(598)
Gain on sale of equipment, net	5,198	—	—	—	55	—	—	5,253
Interest income	119	12	—	230	—	—	—	361
Other income	—	—	—	2,074	—	—	—	2,074
Total other income	4,775	12	394	1,854	55	—	—	7,090
Income (loss) before income taxes	102,668	(10,393)	444	(50,408)	2,793	(6,163)	(52,420)	(13,479)
Provision for (benefit from) income taxes	1,546	9	(7)	32	—	—	—	1,580
Net income (loss)	101,122	(10,402)	451	(50,440)	2,793	(6,163)	(52,420)	(15,059)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(24)	—	—	(20,017)	231	(94)	—	(19,904)
Net income (loss) attributable to shareholders	$101,146	$(10,402)	$451	$(30,423)	$2,562	$(6,069)	$(52,420)	$4,845

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net income attributable to shareholders:

	Nine Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$102,140	$(10,400)	$449	$(29,831)	$2,692	$(5,816)	$(47,432)	$11,802
Add: Non-controlling share of adjustments to Adjusted Net Income								241
Add: Equity in losses of unconsolidated entities								(598)
Add: Cash payments for income taxes								910
Less: Incentive allocations								(553)
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								593
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								(567)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(4,734)
Less: Equity-based compensation expense								(669)
Less: Provision for income taxes								(1,580)
Net income attributable to shareholders								$4,845
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Total
Revenues
Africa	$6,779	$—	$—	$—	$—	$—	$6,779
Asia	48,275	6,214	50	—	—	—	54,539
Europe	98,570	—	—	—	—	—	98,570
North America	22,848	1,096	—	21,639	28,742	5,593	79,918
South America	2,172	—	—	—	—	—	2,172
Total	$178,644	$7,310	$50	$21,639	$28,742	$5,593	$241,978

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Three Months Ended September 30, 2017

	Three Months Ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$43,474	$6,117	$25	$—	$—	$—	$—	$49,616
Infrastructure revenues	—	—	—	1,730	8,258	758	—	10,746
Total revenues	43,474	6,117	25	1,730	8,258	758	—	60,362

Expenses
Operating expenses	1,706	5,103	8	7,039	6,980	2,852	—	23,688
General and administrative	—	—	—	—	—	—	3,439	3,439
Acquisition and transaction expenses	6	—	—	—	—	—	1,726	1,732
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	3,771	3,771
Depreciation and amortization	17,909	1,607	—	3,978	507	783	—	24,784
Interest expense	—	946	—	1,408	264	273	6,023	8,914
Total expenses	19,621	7,656	8	12,425	7,751	3,908	14,959	66,328

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(203)	—	359	(24)	—	—	—	132
Gain (loss) on sale of equipment, net	2,871	—	—	—	(162)	—	—	2,709
Interest income	51	4	—	160	—	—	—	215
Other income	—	1,093	—	1,055	—	—	—	2,148
Total other income (expense)	2,719	1,097	359	1,191	(162)	—	—	5,204
Income (loss) before income taxes	26,572	(442)	376	(9,504)	345	(3,150)	(14,959)	(762)
Provision for (benefit from) income taxes	927	(5)	(10)	(3)	—	—	—	909
Net income (loss)	25,645	(437)	386	(9,501)	345	(3,150)	(14,959)	(1,671)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	303	(62)	—	(4,806)	(104)	—	—	(4,669)
Net income (loss) attributable to shareholders	$25,342	$(375)	$386	$(4,695)	$449	$(3,150)	$(14,959)	$2,998

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

II. For the Nine Months Ended September 30, 2017

	Nine Months Ended September 30, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$110,357	$10,955	$75	$—	$—	$—	$—	$121,387
Infrastructure revenues	—	—	—	9,622	24,323	897	—	34,842
Total revenues	110,357	10,955	75	9,622	24,323	897	—	156,229

Expenses
Operating expenses	4,496	12,661	8	21,919	22,431	4,510	—	66,025
General and administrative	—	—	—	—	—	—	10,615	10,615
Acquisition and transaction expenses	276	—	—	—	—	—	4,788	5,064
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	11,529	11,529
Depreciation and amortization	43,284	4,820	—	11,885	1,525	868	—	62,382
Interest expense	—	2,800	—	4,283	710	817	12,682	21,292
Total expenses	48,056	20,281	8	38,087	24,666	6,195	39,614	176,907

Other income (expense)
Equity in losses of unconsolidated entities	(1,046)	—	(316)	(99)	—	—	—	(1,461)
Gain (loss) on sale of equipment, net	6,932	—	—	—	(206)	—	—	6,726
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	210	11	—	361	—	—	—	582
Other income	—	1,093	—	1,087	—	—	—	2,180
Total other income (expense)	6,096	1,104	(316)	1,349	(206)	—	(2,456)	5,571
Income (loss) before income taxes	68,397	(8,222)	(249)	(27,116)	(549)	(5,298)	(42,070)	(15,107)
Provision for (benefit from) income taxes	1,598	—	(44)	31	—	—	—	1,585
Net income (loss)	66,799	(8,222)	(205)	(27,147)	(549)	(5,298)	(42,070)	(16,692)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	445	(526)	—	(13,209)	(43)	(483)	—	(13,816)
Net income (loss) attributable to shareholders	$66,354	$(7,696)	$(205)	$(13,938)	$(506)	$(4,815)	$(42,070)	$(2,876)

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

V. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$1,196,092	$185,805	$3,658	$619,395	$61,034	$266,885	$140,292	$2,473,161

Debt, net	—	49,075	—	234,642	21,899	—	832,251	1,137,867

Total liabilities	181,407	52,802	93	266,023	38,669	31,176	840,671	1,410,841

Non-controlling interests in equity of consolidated subsidiaries	—	—	—	53,750	3,105	454	524	57,833

Total equity	1,014,685	133,003	3,565	353,372	22,365	235,709	(700,379)	1,062,320

Total liabilities and equity	$1,196,092	$185,805	$3,658	$619,395	$61,034	$266,885	$140,292	$2,473,161

	September 30, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$44,265	$—	$—	$—	$—	$—	$—	$44,265
Asia	339,883	35,075	—	—	—	—	—	374,958
Europe	508,971	123,168	—	—	—	—	—	632,139
North America	177,009	—	—	400,603	48,301	250,288	—	876,201
South America	15,954	—	—	—	—	—	—	15,954
Total	$1,086,082	$158,243	$—	$400,603	$48,301	$250,288	$—	$1,943,517

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Net income (loss) attributable to shareholders	$4,578	$2,998	$4,845	$(2,876)
Weighted Average Shares Outstanding - Basic(1)	84,708,071	75,770,529	83,178,546	75,765,144
Weighted Average Shares Outstanding - Diluted(1)	84,709,656	75,770,665	83,179,181	75,765,144

Basic EPS	$0.05	$0.04	$0.06	$(0.04)
Diluted EPS	$0.05	$0.04	$0.06	$(0.04)
(1) The three and nine months ended September 30, 2018 includes 1.9 million participating securities which can be converted into a fixed amount of our shares.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollar amounts in thousands, unless otherwise noted)

For the nine months ended September 30, 2017, 1,048 shares have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the nine months ended September 30, 2018, we issued 7,000,000 common shares, par value $0.01 per share, representing limited liability interest in us, in connection with a public offering, at a price of $18.65 per share. The offering closed on January 16, 2018. Net proceeds from the offering were $128,450 after deducting underwriting discounts and commissions and estimated offering expenses payable by us. To compensate the Manager for its successful efforts in raising capital for us, in connection with the offering, we granted options to the Manager related to 700,000 common shares at the public offering price which had a fair value of approximately $1,900 as of the grant date. The assumptions used in valuing the options were: a 2.52% risk-free rate, a 5.45% dividend yield, a 27.73% volatility and a ten-year term. We intend to use the net proceeds from the offering for general corporate purposes, including the funding of future investments.
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
Several of our subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rent expense	$1,043	$1,235	$3,199	$3,755
As of September 30, 2018, minimum future rental payments under operating and capital leases are as follows:

2018	$1,588
2019	6,047
2020	5,206
2021	3,379
2022	2,447
Thereafter	69,091
Total	$87,758
17. SUBSEQUENT EVENTS

On November 1, 2018, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended September 30, 2018, payable on November 27, 2018 to the holders of record on November 16, 2018.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of September 30, 2018, we had total consolidated assets of $2.5 billion and total equity of $1.1 billion.
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
The Corporate operating segment primarily consists of debt, unallocated corporate general and administrative expenses, and management fees.
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

Comparison of the three and nine months ended September 30, 2018 and 2017
The following table presents our consolidated results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Lease income	$40,911	$29,741	$11,170	$107,961	$70,872	$37,089
Maintenance revenue	28,286	17,533	10,753	73,401	46,778	26,623
Finance lease income	1,164	385	779	2,143	1,156	987
Other revenue	529	1,957	(1,428)	2,499	2,581	(82)
Total equipment leasing revenues	70,890	49,616	21,274	186,004	121,387	64,617
Infrastructure revenues
Lease income	273	455	(182)	1,072	594	478
Rail revenues	8,907	8,258	649	28,742	24,323	4,419
Terminal services revenues	2,522	1,730	792	6,325	9,622	(3,297)
Other revenue	18,563	303	18,260	19,835	303	19,532
Total infrastructure revenues	30,265	10,746	19,519	55,974	34,842	21,132
Total revenues	101,155	60,362	40,793	241,978	156,229	85,749

Expenses
Operating expenses	41,667	23,688	17,979	96,839	66,025	30,814
General and administrative	4,012	3,439	573	12,171	10,615	1,556
Acquisition and transaction expenses	1,460	1,732	(272)	4,734	5,064	(330)
Management fees and incentive allocation to affiliate	3,846	3,771	75	12,080	11,529	551
Depreciation and amortization	34,422	24,784	9,638	96,853	62,382	34,471
Interest expense	15,142	8,914	6,228	39,870	21,292	18,578
Total expenses	100,549	66,328	34,221	262,547	176,907	85,640

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(442)	132	(574)	(598)	(1,461)	863
Gain on sale of equipment, net	262	2,709	(2,447)	5,253	6,726	(1,473)
Loss on extinguishment of debt	—	—	—	—	(2,456)	2,456
Interest income	111	215	(104)	361	582	(221)
Other income	737	2,148	(1,411)	2,074	2,180	(106)
Total other income	668	5,204	(4,536)	7,090	5,571	1,519
Income (loss) before income taxes	1,274	(762)	2,036	(13,479)	(15,107)	1,628
Provision for income taxes	551	909	(358)	1,580	1,585	(5)
Net income (loss)	723	(1,671)	2,394	(15,059)	(16,692)	1,633
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,855)	(4,669)	814	(19,904)	(13,816)	(6,088)
Net income (loss) attributable to shareholders	$4,578	$2,998	$1,580	$4,845	$(2,876)	$7,721

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Add: Provision for income taxes	551	909	(358)	1,580	1,585	(5)
Add: Equity-based compensation expense	232	165	67	669	695	(26)
Add: Acquisition and transaction expenses	1,460	1,732	(272)	4,734	5,064	(330)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	385	(1,036)	1,421	567	(1,036)	1,603
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	(437)	86	(523)	(593)	(1,599)	1,006
Add: Incentive allocations	(20)	—	(20)	553	—	553
Less: Cash payments for income taxes	(445)	(438)	(7)	(910)	(1,033)	123
Less: Equity in losses (earnings) of unconsolidated entities	442	(132)	574	598	1,461	(863)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	(241)	(447)	206	(241)	(503)	262
Adjusted Net Income	$6,505	$3,837	$2,668	$11,802	$4,214	$7,588
______________________________________________________________________________________
(1) Includes our proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(2) Includes the following items for the three months ended September 30, 2018 and 2017: (i) equity-based compensation of $19 and $43, (ii) provision for income tax of $2 and $(1), and (iii) changes in fair value of non-hedge derivative instruments of $221 and $404 less (iv) cash tax payments of $1 and $(1), respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) equity-based compensation of $96 and $118, (ii) provision for income tax of $10 and $12, and (iii) changes in fair value of non-hedge derivative instruments of $149 and $404, less (iv) cash tax payments of $14 and $31, respectively.
The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net income (loss) attributable to shareholders	$4,578	$2,998	$1,580	$4,845	$(2,876)	$7,721
Add: Provision for income taxes	551	909	(358)	1,580	1,585	(5)
Add: Equity-based compensation expense	232	165	67	669	695	(26)
Add: Acquisition and transaction expenses	1,460	1,732	(272)	4,734	5,064	(330)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	385	(1,036)	1,421	567	(1,036)	1,603
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	(20)	—	(20)	553	—	553
Add: Depreciation and amortization expense (3)	39,162	26,686	12,476	114,482	67,575	46,907
Add: Interest expense	15,142	8,914	6,228	39,870	21,292	18,578
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	402	282	120	385	(209)	594
Less: Equity in losses (earnings) of unconsolidated entities	442	(132)	574	598	1,461	(863)
Less: Non-controlling share of Adjusted EBITDA (5)	(3,563)	(2,753)	(810)	(9,175)	(7,272)	(1,903)
Adjusted EBITDA (non-GAAP)	$58,771	$37,765	$21,006	$159,108	$88,735	$70,373
_______________________________________________________
(3) Includes the following items for the three months ended September 30, 2018 and 2017: (i) $34,422 and $24,784 of depreciation and amortization expense, (ii) $1,911 and $1,147 of lease intangible amortization, and (iii) $2,829 and $755 of amortization for lease incentives, respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) $96,853 and $62,382 of depreciation and amortization expense, (ii) $5,913 and $3,494 of lease intangible amortization, and (iii) $11,716 and $1,699 of amortization for lease incentives, respectively.

(4) Includes the following items for the three months ended September 30, 2018 and 2017: (i) net (loss) income of $(483) and $86, (ii) interest expense of $97 and $176, and (iii) depreciation and amortization expense of $788 and $20, respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) net loss of $734 and $1,599, (ii) interest expense of $303 and $650, and (iii) depreciation and amortization expense of $816 and $740, respectively.
(5) Includes the following items for the three months ended September 30, 2018 and 2017: (i) equity based compensation of $19 and $43, (ii) provision for income taxes of $2 and $(1), (iii) interest expense of $1,512 and $485, (iv) depreciation and amortization expense of $1,809 and $1,822, and (v) changes in fair value of non-hedge derivative instruments of $221 and $404, respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) equity based compensation of $96 and $118, (ii) provision for income taxes of $10 and $12, (iii) interest expense of $3,823 and $1,489, (iv) depreciation and amortization expense of $5,097 and $5,249, and (v) changes in fair value of non-hedge derivative instruments of $149 and $404, respectively.
Revenues
Comparison of the three months ended September 30, 2018 and 2017
Total revenues increased $40,793, primarily due to higher revenues in the Aviation Leasing, Jefferson Terminal and Ports and Terminals segments.
In Equipment Leasing, lease income increased $11,170, primarily driven by an increase in acquired assets on lease in the Aviation Leasing segment. Maintenance revenue increased $10,753 as the number of aircraft and engines subject to leases with maintenance arrangements increased.
In Infrastructure, other revenue increased $18,260, of which $15,314 relates to crude marketing revenue in the Jefferson Terminal segment. The remaining revenue relates to services performed for lessees at Long Ridge in the Ports and Terminals segment.
Comparison of the nine months ended September 30, 2018 and 2017
Total revenues increased $85,749, due to higher revenues in our Aviation Leasing, Jefferson Terminal and Ports and Terminals segments.
In Equipment Leasing, lease income increased $37,089, primarily due to an increase in the number of assets on lease in the Aviation Leasing segment. Additionally, maintenance revenue increased $26,623 primarily due to an increase in the number of aircraft and engines subject to leases with maintenance arrangements, and the release of maintenance claims into revenue for aircraft that are being returned from lease.
In Infrastructure, other revenue increased $19,532, of which $15,314 relates to crude marketing revenue in the Jefferson Terminal segment. The remaining revenue relates to services performed for lessees at Long Ridge.
Expenses
Comparison of the three months ended September 30, 2018 and 2017
Total expenses increased $34,221, primarily due to higher (i) operating expenses, (ii) depreciation and amortization and (iii) interest expense.
Operating expenses increased $17,979, primarily due to increases in (i) costs associated with crude marketing of $13,317 in the Jefferson Terminal segment, (ii) compensation and benefits of $2,116 due to increased hiring in the Jefferson Terminal, Ports and Terminals and Railroad segments and (iii) repairs and maintenance of $1,835 primarily in the Offshore and Jefferson Terminal segments.
Depreciation and amortization increased $9,638, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal segment.
Interest expense increased $6,228, primarily related to interest on the 2022 Notes, the Jefferson Revolver and the Revolving Credit Facility.
Comparison of the nine months ended September 30, 2018 and 2017
Total expenses increased $85,640, mainly due to higher (i) depreciation and amortization, (ii) operating expenses and (iii) interest expense.
Depreciation and amortization increased $34,471, primarily due to additional assets acquired and placed on lease in the Aviation Leasing segment.

Operating expenses increased $30,814, primarily due to increases in (i) costs associated with crude marketing of $13,317 in the Jefferson Terminal segment, (ii) facility operations of $5,836 primarily in the Jefferson Terminal segment, (iii) compensation and benefits of $3,551 due to increased hiring in the Jefferson Terminal, Ports and Terminals and Railroad segments and (iv) repairs and maintenance of $3,220 primarily in the Offshore and Jefferson Terminal segments.
Interest expense increased $18,578, primarily related to interest on the 2022 Notes, Jefferson Revolver and the Revolving Credit Facility. Refer to the Note 8 of the Consolidated Financial Statements for further detail.
Other Income (Expense)
Total other income decreased $4,536 during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a decrease in gains on sales of $2,447 primarily in the Aviation Leasing segment and a gain of $1,093 in 2017 due to a settlement of a note receivable.
Total other income increased $1,519 during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase primarily reflects the loss on extinguishment of debt of $2,456 during the nine months ended September 30, 2017, partially offset by a decrease in gains on sales of $1,473 primarily in the Aviation Leasing segment.
Net Income (Loss) Attributable to Shareholders
Net income attributable to shareholders increased $1,580 and $7,721 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, primarily due to the changes discussed above.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income increased $2,668 and $7,588 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, primarily due to the changes in revenue, expenses and other income (expense) noted above. Additionally, the changes were due to (i) changes in the fair value of derivatives, (ii) pro-rata share of Adjusted Net Loss and (iii) the loss on extinguishment of debt during the nine months ended September 30, 2017.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $21,006 and $70,373 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. In addition to the changes in revenue, expenses and income/(loss) noted above, which resulted in an increase in income attributable to shareholders, the changes were primarily due to (i) depreciation and amortization expense from additional assets acquired and placed into service, (ii) interest expense, (iii) changes in the fair value of derivatives, (iv) non-controlling share of Adjusted EBITDA and (v) the loss on extinguishment of debt during the nine months ended September 30, 2017.
Aviation Leasing Segment
As of September 30, 2018, in our Aviation Leasing segment, we own and manage 197 aviation assets, consisting of 62 commercial aircraft and 135 engines.
As of September 30, 2018, 59 of our commercial aircraft and 101 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 87% utilized as of September 30, 2018, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 29 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2018	9	39	48
Purchases	5	13	18
Sales	—	(1)	(1)
Transfers	—	(3)	(3)
Assets at September 30, 2018	14	48	62

Engines
Assets at January 1, 2018	57	53	110
Purchases	14	12	26
Sales	(3)	(4)	(7)
Transfers	—	6	6
Assets at September 30, 2018	68	67	135

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Lease income	$40,329	$25,941	$14,388	$103,262	$63,577	$39,685
Maintenance revenue	28,286	17,533	10,753	73,401	46,778	26,623
Finance lease income	800	—	800	1,047	—	1,047
Other revenue	376	—	376	934	2	932
Total revenues	69,791	43,474	26,317	178,644	110,357	68,287

Expenses
Operating expenses	2,115	1,706	409	7,412	4,496	2,916
Acquisition and transaction expenses	85	6	79	308	276	32
Depreciation and amortization	26,343	17,909	8,434	73,031	43,284	29,747
Total expenses	28,543	19,621	8,922	80,751	48,056	32,695

Other (expense) income
Equity in losses of unconsolidated entities	(192)	(203)	11	(542)	(1,046)	504
Gain on sale of equipment, net	215	2,871	(2,656)	5,198	6,932	(1,734)
Interest income	13	51	(38)	119	210	(91)
Total other income	36	2,719	(2,683)	4,775	6,096	(1,321)
Income before income taxes	41,284	26,572	14,712	102,668	68,397	34,271
Provision for income taxes	540	927	(387)	1,546	1,598	(52)
Net income	40,744	25,645	15,099	101,122	66,799	34,323
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	—	303	(303)	(24)	445	(469)
Net income attributable to shareholders	$40,744	$25,342	$15,402	$101,146	$66,354	$34,792
Add: Provision for income taxes	540	927	(387)	1,546	1,598	(52)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	85	6	79	308	276	32
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities(1)	(192)	(203)	11	(542)	(1,046)	504
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(439)	(1)	(438)	(860)	(1)	(859)
Less: Equity in losses of unconsolidated entities	192	203	(11)	542	1,046	(504)
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income	$40,930	$26,274	$14,656	$102,140	$68,227	$33,913
(1) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net income attributable to shareholders	$40,744	$25,342	$15,402	$101,146	$66,354	$34,792
Add: Provision for income taxes	540	927	(387)	1,546	1,598	(52)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	85	6	79	308	276	32
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (2)	31,083	19,811	11,272	90,660	48,477	42,183
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	(192)	(203)	11	(542)	(1,046)	504
Less: Equity in losses of unconsolidated entities	192	203	(11)	542	1,046	(504)
Less: Non-controlling share of Adjusted EBITDA(4)	—	(192)	192	(172)	(354)	182
Adjusted EBITDA (non-GAAP)	$72,452	$45,894	$26,558	$193,488	$116,351	$77,137
______________________________________________________________________________________
(2) Includes (i) $26,343 and $17,909 of depreciation expense, (ii) $1,911 and $1,147 of lease intangible amortization, and (iii) $2,829 and $755 of amortization for lease incentives during the three months ended September 30, 2018 and 2017, respectively. Includes (i) $73,031 and $43,284 of depreciation expense, (ii) $5,913 and $3,494 of lease intangible amortization, and (iii) $11,716 and $1,699 of amortization for lease incentives during the nine months ended September 30, 2018 and 2017, respectively.
(3) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(4) Includes $0 and $192 of depreciation expense during the three months ended September 30, 2018 and 2017, respectively. Includes $172 and $354 of depreciation expense during the nine months ended September 30, 2018 and 2017, respectively.
Revenues
Total revenue increased $26,317 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to higher lease income and maintenance revenue driven by the acquisition and placement of aviation assets on lease. Lease income increased by $14,388 mainly due to an increase in (i) aircraft lease income of $9,052 primarily driven by the addition of 24 aircraft on lease and (ii) engine lease income of $5,336 primarily driven by an increase in the number of engines which have generated revenue during the quarter from 76 in the three months ended September 30, 2017 to 101 in the three months ended September 30, 2018. Maintenance revenue increased by $10,753 due to an increase in the number of aircraft and engines on lease.
Total revenues increased $68,287 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to higher lease income and maintenance revenue reflecting newly acquired assets. Lease income increased $39,685 mainly due to an increase in (i) aircraft lease income of $24,386 primarily driven by the addition of 25 aircraft on lease and (ii) engine lease income of $15,299 primarily driven by an increase in the number of engines which have generated revenue from 79 to 107 in the nine months ended September 30, 2017 and 2018, respectively. Maintenance revenue increased $26,623 due to a higher number of aircraft and engines on lease, and the release of maintenance claims into revenue for aircraft that are being returned from lease. Engine maintenance and aircraft maintenance revenue increased $18,108 and $8,515, respectively, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Expenses
Total expenses in the Aviation Leasing segment increased by $8,922 in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to an increase in depreciation and amortization expense and operating expenses. Depreciation and amortization expense increased by $8,434 driven by additional aircraft and engines owned and on lease. Operating expenses increased by $409, primarily the result of an increase in equipment shipping and storage costs of $287 due to preparing assets for lease and other operating expenses of $122.

Total expenses increased $32,695 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in depreciation and amortization and an increase in operating expenses. Depreciation and amortization increased by $29,747 reflecting the depreciation of additional aircraft and engines owned or put on lease in the nine months ended September 30, 2018. Operating expenses increased $2,916, primarily reflecting increases in (i) bad debt expense of $1,436 related to receivables deemed uncollectible, (ii) professional fees of $466 due to an increased number of assets placed on lease, (iii) equipment shipping and storage costs of $296 due to preparing assets for lease, and (iv) other operating expense of $718 due to positioning our assets for lease and the overall growth of the aviation portfolio.
Other Income
Total other income decreased $2,683 in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to a decrease of $2,656 in gain on the sale of leasing equipment in 2018.
Total other income decreased $1,321 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease of $1,734 in gain on the sale of leasing equipment in 2018.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income increased $14,656 and $33,913 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, primarily reflecting the changes to net income attributable to shareholders noted above, adjusted for the provision for income taxes, and cash payment for taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $26,558 and $77,137 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. In addition to the changes in net income attributable to shareholders noted above, this movement was primarily due to higher depreciation and amortization expense for the additional aircraft and engines owned and on lease in the three and nine months ended September 30, 2018 and higher provision for income tax.
Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel (“CSV”) and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of September 30, 2018:

Offshore Energy Assets
Asset Type	Year Built	Description
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel

The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Lease income	$582	$3,800	$(3,218)	$4,699	$7,295	$(2,596)
Finance lease income	364	385	(21)	1,096	1,156	(60)
Other revenue	153	1,932	(1,779)	1,515	2,504	(989)
Total revenues	1,099	6,117	(5,018)	7,310	10,955	(3,645)

Expenses
Operating expenses	3,751	5,103	(1,352)	10,067	12,661	(2,594)
Depreciation and amortization	1,627	1,607	20	4,855	4,820	35
Interest expense	959	946	13	2,793	2,800	(7)
Total expenses	6,337	7,656	(1,319)	17,715	20,281	(2,566)

Other income
Interest income	4	4	—	12	11	1
Other income	—	1,093	(1,093)	—	1,093	(1,093)
Total other income	4	1,097	(1,093)	12	1,104	(1,092)
Loss before income taxes	(5,234)	(442)	(4,792)	(10,393)	(8,222)	(2,171)
Provision for (benefit from) income taxes	4	(5)	9	9	—	9
Net loss	(5,238)	(437)	(4,801)	(10,402)	(8,222)	(2,180)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(62)	62	—	(526)	526
Net loss attributable to shareholders	$(5,238)	$(375)	$(4,863)	$(10,402)	$(7,696)	$(2,706)
Add: Provision for (benefit from) income taxes	4	(5)	9	9	—	9
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	(7)	—	(7)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(5,234)	$(380)	$(4,854)	$(10,400)	$(7,696)	$(2,704)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net loss attributable to shareholders	$(5,238)	$(375)	$(4,863)	$(10,402)	$(7,696)	$(2,706)
Add: Provision for (benefit from) income taxes	4	(5)	9	9	—	9
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,627	1,607	20	4,855	4,820	35
Add: Interest expense	959	946	13	2,793	2,800	(7)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	(61)	61	—	(247)	247
Adjusted EBITDA (non-GAAP)	$(2,648)	$2,112	$(4,760)	$(2,745)	$(323)	$(2,422)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2018 and 2017: (i) depreciation expense of $0 and $42 and (ii) interest expense of $0 and $19, respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) depreciation expense of $0 and $165 and (ii) interest expense of $0 and $82, respectively.
Revenues
Total revenues decreased $5,018 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to lower lease income. The decrease in lease income reflects the CSV vessel having been off lease during the quarter for 2018 compared to 2017 when the vessel was on short-term lease arrangements. Other revenues decreased $1,779 primarily due to decreased crew provisions reimbursement income for the offshore construction vessel during 2018 compared to 2017 when it was on the short-term lease arrangements.
Total revenues decreased $3,645 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to lower lease income and other revenue. The decrease in lease income reflects the CSV vessel having been off lease since May 2018 during the nine months in 2018 as compared to being on short-term lease arrangements in 2017. Other revenue decreased $989 primarily due to decreased crew provisions reimbursement income for the offshore construction vessel during 2018 compared to 2017 when it was on the short-term lease arrangements.
Expenses
Total expenses in the Offshore Energy segment decreased by $1,319 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to decreases in operating expenses. Operating expenses decreased $1,352 reflecting lower (i) legal fees of $1,098 (ii) project costs of $604, (iii) mobilization and cost for spare parts of $460 (iv) crew costs of $142 and (v) other operating costs of $550 offset by increased repair and maintenance costs of $1,502.
Total expenses decreased $2,566 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to decreases in operating expenses. Operating expenses decreased $2,594 reflecting lower (i) legal fees of $3,085 (ii) mobilization and cost for spare parts of $377 and (iii) other operating costs of $1,185 offset by increased (i) repair and maintenance costs of $1,672, (ii) project costs of $305 and (iii) crew costs of $76.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $4,854 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The change is primarily due to the changes to net loss attributable to shareholders described above.
Adjusted Net Loss increased $2,704 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The change is primarily due to the changes to net loss attributable to shareholders described above.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $4,760 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease is primarily due to the changes to net loss attributable to shareholders described above, and the non-controlling interest share of Adjusted EBITDA, which was settled during the third quarter of 2017.
Adjusted EBITDA decreased $2,422 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease is primarily due to the changes to net loss attributable to shareholders described above, and the non-controlling interest share of Adjusted EBITDA, which was settled during the third quarter of 2017.
Shipping Containers Segment
In our Shipping Containers segment, we own, through a joint venture an interest in approximately 29,000 maritime shipping containers and related equipment through one portfolio. The chart below describes the assets in our Shipping Containers segment as of September 30, 2018:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
29,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry 40’ HC Reefer	~10 Years	Direct Finance Lease/Operating Lease	3 Customers	51%

The following table presents our results of operations and reconciliation of Net income (loss) attributable to shareholders to Adjusted Net Income (Loss):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Equipment leasing revenues
Other revenue	$—	$25	$(25)	$50	$75	$(25)
Total revenues	—	25	(25)	50	75	(25)

Expenses
Operating expenses	—	8	(8)	—	8	(8)
Total expenses	—	8	(8)	—	8	(8)

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	113	359	(246)	394	(316)	710
Total other income (expense)	113	359	(246)	394	(316)	710
Income (loss) before income taxes	113	376	(263)	444	(249)	693
Benefit from income taxes	(4)	(10)	6	(7)	(44)	37
Net income (loss) attributable to shareholders	$117	$386	$(269)	$451	$(205)	$656
Add: Benefit from income taxes	(4)	(10)	6	(7)	(44)	37
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	118	313	(195)	399	(454)	853
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	(113)	(359)	246	(394)	316	(710)
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Income (Loss)	$118	$330	$(212)	$449	$(387)	$836
________________________________________________________
(1) Includes Shipping Container’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net income (loss) attributable to shareholders	$117	$386	$(269)	$451	$(205)	$656
Add: Benefit from income taxes	(4)	(10)	6	(7)	(44)	37
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations		—			—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	155	509	(354)	575	936	(361)
Less: Equity in losses (earnings) of unconsolidated entities	(113)	(359)	246	(394)	316	(710)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$155	$526	$(371)	$625	$1,003	$(378)
_______________________________________________________
(2) Includes the following items for the three months ended September 30, 2018 and 2017: (i) net income of $58 and $313, (ii) interest expense of $97 and $176, and (iii) depreciation and amortization expense of $0 and $20, respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) net income (loss) of $244 and $(454), (ii) interest expense of $303 and $650, and (iii) depreciation and amortization expense of $28 and $740, respectively.
Other Income (Expense)
Total other income decreased $246 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, reflecting lower income earned from the sales of operating lease containers within our shipping container joint venture primarily driven by increased storage costs.
Total other income increased $710 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, reflecting income earned from the sales of operating lease containers within our shipping container joint venture.
Adjusted Net Income (Loss) (Non-GAAP)
Adjusted Net Income decreased $212 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, reflecting the decrease in equity in earnings of unconsolidated entities.
Adjusted Net Income (Loss) increased $836 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, reflecting the increase in equity in earnings of unconsolidated entities.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $371 and $378 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. The decrease primarily reflects the entities’ change in equity in unconsolidated entities and lower pro-rata share of Adjusted EBITDA from unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Infrastructure revenues
Terminal services revenues	$2,522	$1,730	$792	$6,325	$9,622	$(3,297)
Other revenue	15,314	—	15,314	15,314	—	15,314
Total revenues	17,836	1,730	16,106	21,639	9,622	12,017

Expenses
Operating expenses	23,893	7,039	16,854	47,105	21,919	25,186
Depreciation and amortization	4,999	3,978	1,021	14,726	11,885	2,841
Interest expense	4,257	1,408	2,849	12,070	4,283	7,787
Total expenses	33,149	12,425	20,724	73,901	38,087	35,814

Other income
Equity in losses of unconsolidated entities	(363)	(24)	(339)	(450)	(99)	(351)
Interest income	94	160	(66)	230	361	(131)
Other income	737	1,055	(318)	2,074	1,087	987
Total other income	468	1,191	(723)	1,854	1,349	505
Loss before income taxes	(14,845)	(9,504)	(5,341)	(50,408)	(27,116)	(23,292)
Provision for (benefit from) income taxes	11	(3)	14	32	31	1
Net loss	(14,856)	(9,501)	(5,355)	(50,440)	(27,147)	(23,293)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,759)	(4,806)	1,047	(20,017)	(13,209)	(6,808)
Net loss attributable to shareholders	$(11,097)	$(4,695)	$(6,402)	$(30,423)	$(13,938)	$(16,485)
Add: Provision for (benefit from) income taxes	11	(3)	14	32	31	1
Add: Equity-based compensation expense	89	90	(1)	269	228	41
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	385	(1,036)	1,421	567	(1,036)	1,603
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(363)	(24)	(339)	(450)	(99)	(351)
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	(6)	3	(9)	(43)	(79)	36
Less: Equity in losses of unconsolidated entities	363	24	339	450	99	351
Less: Non-controlling share of Adjusted Net (Loss) Income(2)	(239)	(440)	201	(233)	(475)	242
Adjusted Net Loss	$(10,857)	$(6,081)	$(4,776)	$(29,831)	$(15,269)	$(14,562)
______________________________________________________
(1) Includes Jefferson Terminal’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(2) Includes the following items for the three months ended September 30, 2018 and 2017: (i) equity-based compensation of $17 and $36, (ii) provision for income taxes of $2 and $(1), (iii) changes in fair value of non-hedge derivative instruments of $221 and $404, less (iv) cash paid for income taxes of $1 and $(1), respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) equity-based compensation of $88 and $90, (ii) provision for income taxes of $10 and $12, (iii) changes in fair value of non-hedge derivative instruments of $149 and $404, less (iv) cash paid for income taxes of $14 and $31, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net loss attributable to shareholders	$(11,097)	$(4,695)	$(6,402)	$(30,423)	$(13,938)	$(16,485)
Add: Provision for (benefit from) income taxes	11	(3)	14	32	31	1
Add: Equity-based compensation expense	89	90	(1)	269	228	41
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	385	(1,036)	1,421	567	(1,036)	1,603
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,999	3,978	1,021	14,726	11,885	2,841
Add: Interest expense	4,257	1,408	2,849	12,070	4,283	7,787
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(3)	439	(24)	463	352	(99)	451
Less: Equity in losses of unconsolidated entities	363	24	339	450	99	351
Less: Non-controlling share of Adjusted EBITDA (4)	(3,510)	(2,439)	(1,071)	(8,846)	(6,509)	(2,337)
Adjusted EBITDA (non-GAAP)	$(4,064)	$(2,697)	$(1,367)	$(10,803)	$(5,056)	$(5,747)
________________________________________________________
(3)Jefferson Terminal’s pro-rata share of Adjusted EBITDA from unconsolidated entities includes the proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(4) Includes the following items for the three months ended September 30, 2018 and 2017: (i) equity-based compensation of $17 and $36, (ii) provision for (benefit from) income taxes of $2 and $(1), (iii) interest expense of $1,498 and $447, (iv) changes in fair value of non-hedge derivative instruments of $221 and $404, and (vii) depreciation and amortization expense of $1,772 and $1,553, respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) equity-based compensation of $88 and $90, (ii) provision for income taxes of $10 and $12, (iii) interest expense of $3,780 and $1,364, (iv) changes in fair value of non-hedge derivative instruments of $149 and $404, and (vii) depreciation and amortization expense of $4,819 and $4,639, respectively.
Revenues
Total revenues increased $16,106 and $12,017 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, primarily reflecting crude marketing revenue of $15,314 earned during 2018.
Expenses
Total expenses increased $20,724 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher operating expenses of $16,854, which reflected higher (i) cost of sales of $13,317, (ii) facility operations costs of $1,077, (iii) compensation and benefits of $870 relating to new hires, (iv) repairs and maintenance expenses of $439, (v) tax expenses of $244, and (vi) general operating costs of $907.
Total expenses increased $35,814 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher operating expenses of $25,186. During 2018, Jefferson Terminal transitioned terminal operations to a new terminal operator. As a result of this transition, there was an increase in facility operating costs related to the ramp-up of the new operator of $1,144. Due to the transition, the terminal had various other facility operating costs totaling $4,172. Additionally, the increase in total operating expenses reflect higher (i) cost of sales of $13,317, (ii) professional fees of $2,784 in legal expenses, and (iii) repairs and maintenance of $1,189, for maintenance performed during 2018 on various projects, and (iv) compensation and benefits of $963 due to new hires. General operating costs increased by (v) $354 related to tax expense, and (vi) environmental expense of $287 related to waste disposal costs incurred in 2018. Other operating expenses also increased by $976.
Interest expense increased $2,849 and $7,787 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, due to a decrease in interest capitalized under the Series 2016 bonds and a decrease in construction in progress as certain terminal storage assets were placed into service in the first quarter of 2018. Further, there was additional debt outstanding during the periods as a result of the Revolving Credit Facility.
Depreciation expense increased $1,021 and $2,841 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, due to new assets being placed into service during the periods.

Other Income
Total other income decreased $723 and increased $505 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, due to unrealized gains/losses recorded for forward crude transactions.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $4,776 and $14,562 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. The increase reflects the changes in net loss attributable to shareholders noted above, offset by the changes in fair value of non-hedge derivatives and the non-controlling interest share of Adjusted Net Loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1,367 and $5,747 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. The changes reflect the changes in net loss attributable to shareholders noted above, as well as a decrease in the non-controlling share of adjusted EBITDA of $1,071 and $2,337. Offsetting these decreases were an increase in interest expense of $2,849 and $7,787 noted above, as well as depreciation and amortization expense of $1,021 and $2,841, respectively.

Railroad Segment
The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Infrastructure revenues
Rail revenues	$8,907	$8,258	$649	$28,742	$24,323	$4,419
Total revenues	8,907	8,258	649	28,742	24,323	4,419

Expenses
Operating expenses	8,274	6,980	1,294	23,525	22,431	1,094
Depreciation and amortization	613	507	106	1,760	1,525	235
Interest expense	233	264	(31)	719	710	9
Total expenses	9,120	7,751	1,369	26,004	24,666	1,338

Other income (expense)
Gain (loss) on sale of equipment, net	47	(162)	209	55	(206)	261
Total other income (expense)	47	(162)	209	55	(206)	261
(Loss) income before income taxes	(166)	345	(511)	2,793	(549)	3,342
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	(166)	345	(511)	2,793	(549)	3,342
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(26)	(104)	78	231	(43)	274
Net (loss) income attributable to shareholders	$(140)	$449	$(589)	$2,562	$(506)	$3,068
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	46	75	(29)	138	467	(329)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(2)	(7)	5	(8)	(28)	20
Adjusted Net (Loss) Income	$(96)	$517	$(613)	$2,692	$(67)	$2,759
(1) Includes equity-based compensation of $2 and $7 for the three months ended September 30, 2018 and 2017, respectively, and $8 and $28 for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net (loss) income attributable to shareholders	$(140)	$449	$(589)	$2,562	$(506)	$3,068
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	46	75	(29)	138	467	(329)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	613	507	106	1,760	1,525	235
Add: Interest expense	233	264	(31)	719	710	9
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(53)	(61)	8	(157)	(162)	5
Adjusted EBITDA (non-GAAP)	$699	$1,234	$(535)	$5,022	$2,034	$2,988
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2018 and 2017: (i) equity-based compensation of $2 and $7, (ii) interest expense of $14 and $19, and (iii) depreciation and amortization expense of $37 and $35, respectively. Includes the following items for the nine months ended September 30, 2018 and 2017: (i) equity-based compensation of $8 and $28, (ii) interest expense of $43 and $43, and (iii) depreciation and amortization expense of $106 and $91, respectively.
Revenues
Total revenues increased $649 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher freight transportation revenue of $651.
Total revenues increased $4,419 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher freight transportation revenue of $4,585.
Expenses
Total expenses increased $1,369 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher operating expenses. The increase in operating expenses of $1,294 reflects higher (i) compensation and benefits of $539, (ii) other miscellaneous operating expense of $566 (iii) fuel expense of $124 and (iv) bad debt of $65.
Total expenses increased $1,338 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to higher operating expenses. The increase in operating expenses of $1,094 reflects higher (i) compensation and benefits of $837, (ii) other miscellaneous operating expense of $648, (iii) fuel expense of $598, (iv) materials and supplies of $207 and (v) bad debt of $87. Partially offsetting these increases was a decrease in general operating expense of $1,283 due to certain tax benefits taken in the nine months ended September 30, 2018 for the 2017 annual period that were enacted during 2018.
Adjusted Net (Loss) Income (Non-GAAP)
Adjusted Net (Loss) Income decreased $613 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. In addition to the changes in net (loss) income attributable to shareholders noted above, Adjusted Net (Loss) Income was impacted by a decrease in equity-based compensation expense of $29.
Adjusted Net (Loss) Income increased $2,759 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. In addition to the changes in net (loss) income attributable to shareholders noted above, Adjusted Net (Loss) Income was impacted by a decrease in equity-based compensation expense of $329.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $535 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. In addition to the changes in net income attributable to shareholders noted above, Adjusted EBITDA was also impacted by an increase in depreciation expense of $106 partially offset by a decrease in interest expense of $31 and lower equity-based compensation expense of $29.
Adjusted EBITDA increased $2,988 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. In addition to the changes in net income attributable to shareholders noted above, Adjusted EBITDA was also impacted by an increase in depreciation expense of $235, interest expense of $9 and lower equity-based compensation expense of $329.
Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Revenues
Infrastructure revenues
Lease income	$273	$455	$(182)	$1,072	$594	$478
Other revenue	3,249	303	2,946	4,521	303	4,218
Total revenues	3,522	758	2,764	5,593	897	4,696

Expenses
Operating expenses	3,634	2,852	782	8,730	4,510	4,220
Depreciation and amortization	840	783	57	2,481	868	1,613
Interest expense	—	273	(273)	545	817	(272)
Total expenses	4,474	3,908	566	11,756	6,195	5,561
Loss before income taxes	(952)	(3,150)	2,198	(6,163)	(5,298)	(865)
Provision for (benefit from) income taxes	—	—	—	—	—	—
Net loss	(952)	(3,150)	2,198	(6,163)	(5,298)	(865)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(70)	—	(70)	(94)	(483)	389
Net loss attributable to shareholders	$(882)	$(3,150)	$2,268	$(6,069)	$(4,815)	$(1,254)
Add: Provision for (benefit from) income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	97	—	97	253	—	253
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Less: Cash payments for income taxes	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(785)	$(3,150)	$2,365	$(5,816)	$(4,815)	$(1,001)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net loss attributable to shareholders	$(882)	$(3,150)	$2,268	$(6,069)	$(4,815)	$(1,254)
Add: Provision for (benefit from) income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	97	—	97	253	—	253
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Depreciation and amortization expense	840	783	57	2,481	868	1,613
Add: Interest expense	—	273	(273)	545	817	(272)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$55	$(2,094)	$2,149	$(2,790)	$(3,130)	$340
Revenues
Total revenue increased $2,764 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to other revenue of $2,946 which relates to services performed for lessees at Long Ridge.
Total revenue increased $4,696 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to other revenue of $4,218 which relates to services performed for lessees at Long Ridge and higher lease income from leases in place at Long Ridge of $478.
Expenses
Total expenses increased $566 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is primarily due to higher operating expenses of $782, of which $720 relates to compensation and benefits due to increased hiring. The increase was partially offset by a decrease in interest expense of $273.
Total expenses increased $5,561 in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increases in (i) operating expenses of $4,220, which primarily consists of compensation and benefits of $1,753 due to increased hiring, facility operations of $1,213 due to increased activity and utilities of $612 and (ii) depreciation and amortization of $1,613 due to the assets that were placed into service at Repauno.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss decreased $2,365 and increased $1,001 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, due to the changes in net loss attributable to shareholders noted above, offset by equity based compensation of $97 and $253, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2,149 and $340 in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA for the three and nine months ended September 30, 2018 includes (i) increase in depreciation and amortization expense of $57 and $1,613, (ii) increase in equity-based compensation expense of $97 and $253 and (iii) decrease in interest expense of $273 and $272 compared to the three and nine months ended September 30, 2017, respectively.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Expenses
General and administrative	$4,012	$3,439	$573	$12,171	$10,615	$1,556
Acquisition and transaction expenses	1,375	1,726	(351)	4,426	4,788	(362)
Management fees and incentive allocation to affiliate	3,846	3,771	75	12,080	11,529	551
Interest expense	9,693	6,023	3,670	23,743	12,682	11,061
Total expenses	18,926	14,959	3,967	52,420	39,614	12,806

Other expense
Loss on extinguishment of debt	—	—	—	—	(2,456)	2,456
Total other expense	—	—	—	—	(2,456)	2,456
Loss before income taxes	(18,926)	(14,959)	(3,967)	(52,420)	(42,070)	(10,350)
Provision for income taxes	—	—	—	—	—	—
Net loss	(18,926)	(14,959)	(3,967)	(52,420)	(42,070)	(10,350)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to shareholders	$(18,926)	$(14,959)	$(3,967)	$(52,420)	$(42,070)	$(10,350)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	9	—	9
Add: Acquisition and transaction expenses	1,375	1,726	(351)	4,426	4,788	(362)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—	—	—	—
Add: Incentive allocations	(20)	—	(20)	553	—	553
Less: Cash payments for income taxes	—	(440)	440	—	(953)	953
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—	—	—	—
Adjusted Net Loss	$(17,571)	$(13,673)	$(3,898)	$(47,432)	$(35,779)	$(11,653)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollar amounts in thousands)	2018	2017		2018	2017
Net loss attributable to shareholders	$(18,926)	$(14,959)	$(3,967)	$(52,420)	$(42,070)	$(10,350)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	9	—	9
Add: Acquisition and transaction expenses	1,375	1,726	(351)	4,426	4,788	(362)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	(20)	—	(20)	553	—	553
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	9,693	6,023	3,670	23,743	12,682	11,061
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$(7,878)	$(7,210)	$(668)	$(23,689)	$(22,144)	$(1,545)
Expenses
Total expenses increased $3,967 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in (i) interest expense of $3,670 due to the 2022 Notes and 2025 Notes (collectively, the “Senior Notes”) and (ii) general and administrative expense of $573, which primarily consists of SOX consulting fees of $291 and the expense reimbursement to our Manager of $270.
Total expenses increased $12,806 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases in (i) interest expense of $11,061 due to the 2022 Notes and (ii) general and administrative expense of $1,556, which primarily consists of the expense reimbursement to our Manager of $1,067 and SOX consulting fees of $623.
Other Expenses
Total other expense decreased $2,456 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to the loss on extinguishment of debt in 2017.
Adjusted Net Loss (Non-GAAP)
Adjusted Net Loss increased $3,898 and $11,653 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted Net Loss increased $2,456 in the nine months ended September 30, 2017 related to the extinguishment of debt.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $668 and $1,545 during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. In addition to the changes in net loss attributable to shareholders noted above, Adjusted EBITDA includes the impact of higher interest expense of $3,670 and $11,061 during the three and nine months ended September 30, 2018, respectively, related to the Senior Notes. Adjusted EBITDA for the nine months ended September 30, 2017 period reflects the impact of the loss on the extinguishment of debt.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) dividends to our shareholders and holders of eligible participating securities, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments (all dollar amounts are expressed in thousands).

•	In the nine months ended September 30, 2018 and 2017, cash used for the purpose of making investments was $533,463 and $392,177, respectively.

•	In the nine months ended September 30, 2018 and 2017, dividends to shareholders and holders of eligible participating securities were $82,623 and $75,041, respectively.

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

•
During the nine months ended September 30, 2018 and 2017, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $128,881 and $71,574, respectively.

•
During the nine months ended September 30, 2018, additional borrowings were obtained in connection with the Senior Notes of $100,000, the 2025 notes of $291,000, the Revolving Credit Facility of $150,000, the Jefferson Revolver of $49,489, net of financing costs, and the CMQR Credit Agreement of $24,750. We made total principal repayments of $181,856, primarily relating to the FTAI Pride Credit Agreement, the Revolving Credit Facility and the CMQR Credit Agreement. During the nine months ended September 30, 2017, additional borrowings were obtained in connection with the Term Loan of $97,163, net of deferred financing costs, the Revolving Credit Facility of $60,000, the CMQR Credit Agreement of $20,030 and the Senior Notes of $239,998, net of deferred financing costs and repayment of the Term Loan. We made total principal repayments of $22,623 primarily related to the FTAI Pride Credit Agreement and the CMQR Credit Agreement.

•	During the nine months ended September 30, 2018 and 2017, proceeds from the sale of assets were $30,487 and $87,144, respectively.

•	During the nine months ended September 30, 2018, proceeds from the issuance of common shares were $128,451, net of issuance costs of $2,100.

•	During the nine months ended September 30, 2018 and 2017, we received $872 and $0 in cash distributions from our unconsolidated investees, respectively.
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
Historical Cash Flow
Comparison of the nine months ended September 30, 2018 and 2017
The following table compares the historical cash flow for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017
Cash Flow Data:
Net cash provided by operating activities	$86,415	$52,443
Net cash used in investing activities	(501,606)	(304,686)
Net cash provided by financing activities	507,885	331,562
Net cash provided by operating activities was $86,415 in the nine months ended September 30, 2018 as compared to $52,443 in the nine months ended September 30, 2017, representing a $33,972 increase. Net loss was $15,059 for the nine months ended September 30, 2018, compared $16,692 for the nine months ended September 30, 2017, a decrease in net loss of $1,633. The increase in operating cash flow was attributable to changes to reconcile net income which include an increase of (i) $34,471 relating to depreciation and amortization, (ii) $12,436 relating to amortization of lease intangibles and incentives, (iii) $1,523 relating to bad debt expense, and (iv) $1,473 relating to gain on sale of assets offset by a decrease of $2,456 in loss on extinguishment of debt and an increase of $4,265 in security deposits and maintenance claims included in earnings. The overall increase was offset by changes in (i) other assets of $21,486 due to crude inventory and prepaid expenses in the nine months ended September 30, 2018, and (ii) in accounts receivable of $11,040 offset by increases in (i) accounts payable of $14,336 and (ii) other liabilities of $5,112 due to the expansion of business operations across all segments.

Net cash used in investing activities was $501,606 in the nine months ended September 30, 2018 as compared to $304,686 in the nine months ended September 30, 2017, representing a $196,920 increase. The increase was attributable to an increase of (i) $5,565 relating to purchase deposits in the Aviation Leasing segment, (ii) $92,100 relating to acquisition of property, plant and equipment mainly due to on-going capital projects at Repauno, Hannibal and Jefferson Terminal, (iii) $56,657 relating to proceeds from sale of leasing equipment, and (iv) $66,497 relating to acquisition of leasing equipment and lease intangibles in the Aviation Leasing segment. This increase in investing activities was offset by a decrease in cash used in investments in unconsolidated entities of $23,788.
Net cash provided by financing activities was $507,885 in the nine months ended September 30, 2018 as compared to $331,562 in the nine months ended September 30, 2017, representing a $176,323 increase. The increase was attributable to an increase of (i) $128,451 relating to proceeds from the issuance of common stock net of issuance costs, (ii) $23,024 relating to receipt of maintenance deposits, and (iii) $198,048 relating to proceeds from borrowings, attributable to the Senior Notes, 2025 Notes and Revolving Credit Facilities. These increases were offset by an increase of $159,233 on the repayment of debt, attributable to repayments under the CMQR Credit Agreement and the Revolving Credit Facility, and an increase of $7,582 relating to cash dividends.
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

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017
Net Cash Provided by Operating Activities	$86,415	$52,443
Add: Principal Collections on Finance Leases	658	347
Add: Proceeds from sale of assets	30,487	87,144
Add: Return of Capital Distributions from Unconsolidated Entities	872	—
Less: Required Payments on Debt Obligations (1)	(6,231)	(8,368)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	11,735	(1,563)
Funds Available for Distribution (FAD)	$123,936	$130,003
_____________________________________________________
(1) Required payments on debt obligations for the nine months ended September 30, 2018 exclude $25,625 repayment of the CMQR Credit Agreement and $150,000 repayment of the Revolving Credit Facilities, and for the nine months ended September 30, 2017 exclude $100,000 repayment of the Term Loan and $14,255 repayment of the CMQR loan, both of which were voluntary refinancings as repayments of these amounts were not required at such time.
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

Debt Obligations
Refer to Note 8 of the Consolidated Financial Statements for additional information.
Contractual Obligations
The following table summarizes our future obligations, by period due, as of September 30, 2018, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of September 30, 2018.

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
FTAI Pride Credit Agreement	$1,563	$47,743	$—	$—	$—	$—	$49,306
CMQR Credit Agreement	—	21,925	—	—	—	—	21,925
Revolving Credit Facility	—	—	—	—	—	—	—
Jefferson Revolver	—	—	—	50,000	—	—	50,000
Series 2012 Bonds	—	1,670	1,810	1,960	2,120	33,660	41,220
Series 2016 Bonds	—	—	144,200	—	—	—	144,200
Senior Notes due 2022	—	—	—	—	550,000	—	550,000
Senior Notes due 2025	—	—	—	—	—	300,000	300,000
Total principal payments on loans and bonds payable	1,563	71,338	146,010	51,960	552,120	333,660	1,156,651

Total estimated interest payments (1)	20,040	75,432	62,966	60,112	30,098	68,712	317,360
Obligation to third-party	10,100	27,310	—	—	—	—	37,410
Operating lease obligations	1,490	5,662	4,836	3,143	2,336	69,083	86,550
Capital lease obligations	98	385	370	236	111	8	1,208
	31,728	108,789	68,172	63,491	32,545	137,803	442,528
Total contractual obligations	$33,291	$180,127	$214,182	$115,451	$584,665	$471,463	$1,599,179

(1) Estimated interest rates as of September 30, 2018.
We expect to meet our future short-term liquidity requirements through cash on hand or future financings and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses and the payment of principal and interest on our indebtedness as they become due. We may elect to meet certain long-term liquidity requirements or to continue to pursue strategic opportunities through utilizing cash on hand, cash generated from our current operations and the issuance of securities in the future. Management believes adequate capital and borrowings are available from various sources to fund our commitments to the extent required.
Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116,584 as of September 30, 2018 and December 31, 2017.

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

Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2018 subject to obtaining rail capacity for crude, permits for pipeline and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 2.1 million of storage, or approximately 10% of capacity, is currently operational. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 14% and our terminal growth rate of 3%.

Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next two to three years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during the fourth quarter of 2018. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, strengthening macroeconomic conditions such as increased oil prices and the increasing spread between Western Canadian Crude and Western Texas Intermediate are better than we anticipated, and we remain positive for the outlook of Jefferson Terminal’s earnings potential.

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
As of September 30, 2018, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase/decrease in interest expense of approximately $1,205 over the next 12 months before the impact of interest rate derivatives.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
No change other than certain remediation efforts related to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have made no significant changes in our remediation plans during the three months ended September 30, 2018 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

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
The agreements governing our indebtedness, including the indenture governing our Senior Notes and the Revolving Credit Facility, contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:

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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we don’t anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of September 30, 2018 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. In early 2018 we granted our Manager an option to acquire 700,000 common shares are part of the equity offering discussed in Note 15 to this Quarterly Report on Form 10-Q. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of September 30, 2018, rights relating to 725,000 of our common shares were outstanding under the Incentive Plan. In connection with an offering that closed on January 16, 2018, the number of shares reserved for issuance under the Incentive Plan will be increased in an amount equal to 700,000 common shares, which amount corresponds to the common shares subject to the option described above. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.

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

	4.7
Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).

	4.8	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.7).
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

	Exhibit No.	Description
10.14
Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).

10.15
Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2018).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	November 2, 2018
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	November 2, 2018
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	November 2, 2018
Eun Nam
Chief Accounting Officer