Form 10-K
period 2018-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2019-02-28
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting common equity of Fortress Transportation and Infrastructure Investors LLC held by non-affiliates as of the close of business as of June 30, 2018 was $1.5 billion.
There were 84,398,512 common shares representing limited liability company interests outstanding at February 26, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2019 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;
•our ability to successfully utilize leverage in connection with our investments;
•foreign currency risk and risk management activities;
•effectiveness of our internal control over financial reporting;
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

•our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;
•effects of the merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;
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
PART I
Item 1. Business
Our Company
Fortress Transportation and Infrastructure Investors LLC, a Delaware limited liability company, was formed on February 19, 2014. Except as otherwise specified, “FTAI”, “we”, “us”, “our”, or “the Company” refer to us and our consolidated subsidiaries, including Fortress Worldwide Transportation and Infrastructure General Partnership (“Holdco”). Our business has been, and will continue to be, conducted through Holdco for the purpose of acquiring, managing and disposing of transportation and transportation-related infrastructure and equipment assets. Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), owns 0.05% of Holdco and is the general partner of Holdco, which was formed on May 9, 2011 and commenced operations on June 23, 2011.
Pursuant to a management agreement, we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). Fortress is a leading global investment management firm which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. On December 27, 2017, SoftBank Group Corp. (“SoftBank”) announced that it completed its previously announced acquisition of Fortress (the “SoftBank Merger”). In connection with the Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
We own and acquire high quality infrastructure and equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and rail. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation. Our existing mix of assets provides significant cash flows as well as organic growth potential through identified projects. In addition, we believe that there are a large number of acquisition opportunities in our target sectors and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2018, we had total consolidated assets of $2.6 billion and total equity of $1.1 billion.
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

The charts below illustrate our existing assets, and our equity deployed in acquiring these assets separated by reporting segment as of December 31, 2018:

Percentage of Total Assets by Reportable Segment
Corporate:2.4%
Ports and Terminals:10.5%
Railroad:2.4%
Aviation Leasing:51.8%
Jefferson Terminal:25.4%
Shipping Containers:0.1%
Offshore Energy :7.3%

Percentage of Total Equity by Reportable Segment
Ports and Terminals:13.4%
Railroad:1.4%
Jefferson Terminal:19.6%
Shipping Containers:0.1%
Offshore Energy :7.3%
Aviation Leasing:58.2%

Note:
•Jefferson Terminal, Railroad and Ports and Terminals are included in our Infrastructure Business; Aviation Leasing, Offshore Energy and Shipping Containers are included in our Equipment Leasing Business.

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
Management Agreement
In May 2015, in connection with our initial public offering (“IPO”), we entered into a new management agreement with the Manager (the “Management Agreement”), an affiliate of Fortress, pursuant to which the Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto.
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
Leasing Equipment
Aviation
In our Aviation Leasing segment, we own and manage 212 aviation assets, including 70 aircraft and 142 commercial engines.
As of December 31, 2018, 67 of our commercial aircraft and 109 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 91% utilized as of December 31, 2018, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 34 months, and our engines currently on-lease have an average remaining lease term of 15 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2018	9	39	48
Purchases	5	24	29
Sales	—	(1)	(1)
Transfers	—	(6)	(6)
Assets at December 31, 2018	14	56	70

Engines
Assets at January 1, 2018	57	53	110
Purchases	21	13	34
Sales	(5)	(8)	(13)
Transfers	5	6	11
Assets at December 31, 2018	78	64	142

Offshore Energy
We own one Anchor Handling Towing Supply ("AHTS") vessel, one construction support vessel, and one Remote Operated Vehicle ("ROV") support vessel. We seek to lease our assets in our Offshore Energy segment on medium to long-term charters. Depending upon the charter, the charterer may assume the operating expense and utilization risk. The AHTS vessel is a 2010-built DP-1, 5,150 bhp vessel used in the offshore oil and gas industry. The AHTS vessel was built by Guangzhou Panyu Lingshan Shipyard Ltd. in China and is designed to provide support services to offshore platforms, rigs and larger construction vessels. The AHTS vessel has accommodation for 30 personnel and is equipped with an advanced firefighting system and rescue boat to provide standby / emergency rescue services and a winch with total bollard pull of 68.5 tons. The AHTS vessel is subject to a 10-year direct finance lease with a local Mexican operator that expires in November 2023.
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

The chart below describes the assets in our Offshore Energy segment as of December 31, 2018:

Offshore Energy Assets
Asset Type	Year Built	Description	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	100%
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel	100%
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel	100%

Intermodal Transport
We own, through a joint venture, a 51% interest in a portfolio of approximately 8,000 maritime shipping containers, including both dry and refrigerated units. The containers in this portfolio are subject to operating leases with a large Asian shipping line and finance leases with one other container shipping line. As of December 31, 2018, approximately 5,000 containers were on lease with the remaining average lease term of less than one year.
The chart below describes the assets in our Shipping Containers segment as of December 31, 2018:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
8,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry	~11 Years	Direct Finance Lease/Operating Lease	2 Customers	51%

Infrastructure
Jefferson Terminal
In August 2014, we and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal ("Jefferson"), a Texas-based group of companies developing crude oil and refined products logistics assets. As of December 31, 2018, Jefferson is wholly owned by us and certain Fortress affiliates.
Jefferson Terminal is located on approximately 250 acres of land at the Port of Beaumont, Texas (the “Port”). Today, Jefferson leases 202 acres from the Port under four separate leases. Three of the leases have 50 year terms that expire in June 2062 (20 acres), August 2063 (31 acres), and January 2065 (145 acres). The fourth lease expires in August 2019 (6 acres). As part of the leases, Jefferson was granted the concession to operate as the sole handler of liquid hydrocarbons at the Port. Jefferson does not own any land at Jefferson Terminal, but does own certain equipment and leasehold improvements carried out as part of the Jefferson Terminal build-out.
Jefferson Terminal is developing a large multi-modal crude oil and refined products handling terminal at the Port and also owns several other assets for the transportation and processing of crude oil and related products. Jefferson Terminal has a unique combination of direct rail service from three Class I railroads, barge docks and deep water ship loading capacity, capabilities to handle multiple types of products including ethanol, refined products and both free-flowing crude oil and bitumen, and a prime location close to Port Arthur and Lake Charles, which are home to refineries with over 2.3 million barrels(1) per day of capacity. Today, Jefferson Terminal has approximately 4.3 million barrels of storage tanks in operation or under construction. As we secure new storage/handling contracts, we expect to expand storage capacity and/or develop new assets. The timing of the ultimate development of Jefferson Terminal will be dependent, in part, on the pace at which contracts are executed as well as the amount of volume subject to such contracts.
(1) All capacities refer to shell-tank capacity

Jefferson Terminal’s prime location and excellent transportation connectivity make it well suited to provide logistics solutions to local refineries, including blending, storage and delivery of crude oil, ethanol and refined products. Heavy crude oil from Western Canada is in high demand on the Gulf Coast because most refineries in the area are configured to handle heavier crudes (previously sourced predominately from Mexico and Venezuela) than those in other parts of the United States. Canadian conventionally produced heavy crude is well suited for transport by rail rather than pipeline because of its high viscosity. Jefferson Terminal is one of only a few terminals on the Gulf Coast that has heated unloading system capabilities to handle this type of heavy crude. As the production of Western Canadian crude oil grows in excess of existing pipeline capacity, demand for crude-by-rail to the Gulf Coast is expected to increase. Growing U.S. ethanol production and relatively flat domestic demand is expected to lead to more storage and logistics opportunities, primarily for exports. Additionally, demand for services to export ethanol is expected to increase as countries establish mandates on ethanol use or raise the required ethanol percentages in gasoline blends. Refined products opportunities for storage and logistics are expected to be positively impacted by Mexico deregulating its imports of both gasoline and diesel. Mexico’s imports of both gasoline and diesel increased from 24% in 2006 to 72% in 2018 as output from Mexican refineries has fallen.
Jefferson Terminal operates an unheated crude oil unloading system, which has the capacity to discharge a unit train of up to 114 cars and a heated crude oil unloading system, which has the capacity to unload a unit train of up to 128 cars of high viscosity crude oil. Jefferson Terminal has two crude truck unloading bays. Jefferson Terminal has storage tanks with capacity to hold approximately 1.16 million barrels configured for crude oil in service. Additionally, approximately 2.2 million barrels of additional crude storage is under construction and expected to be in service in 2019. We are developing pipeline connections to some local refineries, which would allow for a lower cost of transportation to and from Jefferson Terminal. To date, we have initiated permitting and substantially completed engineering plans for several pipelines. Once we execute formal contracts with a customer, pipeline construction is estimated to take between 15 and 18 months depending on the final specifications of each project. Completion of construction is subject to a number of factors, some of which are beyond our control, and there can be no assurance that we will not experience a delay.
In 2016, Jefferson Ethanol Holdings LLC, our subsidiary, formed a joint venture to construct and operate an ethanol distribution hub at Jefferson Terminal. The ethanol hub has direct access to multiple transportation options including up to Aframax class vessels, inland coastwise barges, trucks, and unit trains with direct mainline service from three Class I railroads. The ethanol hub leverages some existing infrastructure at Jefferson Terminal. The initial system, including unit train offloading, 610,000 barrels of storage, marine loading and offloading, and truck loading, was placed into operation in the fourth quarter of 2017.
Mexican demand for U.S.-sourced refined products continues to increase, however Mexico lacks the infrastructure required to efficiently import, store and distribute large volumes of gasoline and diesel. This has spurred the rapid build-out of new Mexican transloading rail terminals, as well as storage capacity on both sides of the U.S.-Mexico border. To meet such increased demand, Jefferson built and placed into service in late 2017 a refined products system which receives three grades of products by inland tank barge via the barge dock, stores the cargo in three tanks with a combined capacity of approximately 282,000 barrels, and a rail car loading system with the capacity to load a unit train. In 2018, three additional tanks totaling 369,000 barrels were configured for additional grades of fuel. The rail loading rack was increased from six to 20 spots, increasing the system capacity to approximately 40,000 barrels per day. This system may be further expanded to meet additional market demand.
In addition to the Jefferson Terminal, Jefferson owns several other energy and transportation-related assets, including 300 tank railcars which are leased to a third party; a gas processing and condensate stabilization plant; pipeline rights-of-way; and a private inland marine terminal property all of which can be developed. These assets can be deployed or developed in the future to meet market demands for transportation and hydrocarbon processing, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow. As we secure customer contracts, we expect to invest equity capital to fund working capital needs and future construction, which may be required.
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
Long Ridge Energy Terminal
On June 16, 2017, through Ohio River Partners Shareholders LLC (“ORP”), a consolidated subsidiary, we purchased the assets of Long Ridge Energy Terminal (“Long Ridge”), formerly known as Hannibal, which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. We purchased 100% of the interest in these assets. ORP is solely reliant on us to finance its activities and therefore is a variable interest entity (“VIE”). We concluded that we are the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.

Repauno
On July 1, 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of a deep-water port located along the Delaware River with multiple industrial development opportunities (“Repauno”), which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition, there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on us to finance activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. We have the right to purchase an additional 8% economic interest from the non-controlling party after the second anniversary but prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, we concluded that 8% of the 10% interest held by the non-controlling party does not share in the risks or rewards of true equity; and therefore $5.3 million was recorded in other liabilities on our Consolidated Balance Sheet. The remaining 2% economic non-controlling interest was valued at $0.6 million at the acquisition date.
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
Customers
Our customers consist of global operators of transportation and infrastructure networks, including airlines, offshore energy service providers and major shipping lines. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the transportation and infrastructure sector. Given our limited operating history, a substantial portion of our revenue has historically been derived from a small number of customers. For the year ended December 31, 2018, we earned approximately 16% of our revenue from our largest customer. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to release assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
Employees
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors, and as a result, we have no employees other than 49 individuals employed by Jefferson, 148 individuals employed by CMQR, of which 105 CMQR employees are covered under a collective bargaining agreement, two individuals employed by the Offshore Energy segment, eight individuals employed by Repauno and ten employees employed by Long Ridge. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of our Manager are not a party to any collective bargaining agreement. In addition, our Manager expects to utilize third party contractors to perform services and functions related to the operation and leasing of our assets such as aircraft, jet engines and shipping containers. These functions may include billing, collections, recovery and asset monitoring.
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
Our Manager may determine, in its discretion, to make a particular acquisition through an investment vehicle other than us. Investment allocation decisions will reflect a variety of factors, such as a particular vehicle’s availability of capital (including financing), investment objectives and concentration limits, legal, regulatory, tax and other similar considerations, the source of the opportunity and other factors that the Manager, in its discretion, deems appropriate. Our Manager does not have an obligation to offer us the opportunity to participate in any particular investment, even if it meets our asset acquisition objectives. In addition, employees of Fortress or certain of its affiliates—including personnel providing services to or on behalf of our Manager—may perform services for Fortress affiliates that may acquire or seek to acquire transportation and infrastructure-related assets.
Geographic Information
Please refer to Note 14 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2018 and 2017, as well as a report, by geographic area for each segment, of our total property, plant and equipment and equipment held for lease as of December 31, 2018 and 2017.
Where Readers Can Find Additional Information
Fortress Transportation and Infrastructure Investors LLC is a Delaware limited liability company. Our principal executive offices are located at 1345 Avenue of the Americas, New York, New York 10105. Fortress Transportation and Infrastructure Investors LLC files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act, with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.
Our Internet site is http://www.ftandi.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Center - Corporate Governance’’ section are charters for our Audit Committee, Compensation Committee, Nominating Committee, as well as our Corporate Governance Guidelines, Code of Ethics for our officers, and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Excess supply in oil and gas markets can put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In the past, a significant decline in oil prices has led to lower offshore exploration and production budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the most recent economic downturn, and any future oversupply could materially adversely affect our results of operations and cash flows.
The oversupply of a specific asset is likely to depress the lease or charter rates for and the value of that type of asset and result in decreased utilization of our assets, and the industries in which we operate have experienced periods of oversupply during which rates and asset values have declined, particularly during the most recent economic downturn. Factors that could lead to such oversupply include, without limitation:
•general demand for the type of assets that we purchase;
•general macroeconomic conditions, including market prices for commodities that our assets may serve;
•geopolitical events, including war, prolonged armed conflict and acts of terrorism;
•outbreaks of communicable diseases and natural disasters;
•governmental regulation;
•interest rates;
•the availability of credit;
•restructurings and bankruptcies of companies in the industries in which we operate, including our customers;
•manufacturer production levels and technological innovation;
•manufacturers merging or exiting the industry or ceasing to produce certain asset types;
•retirement and obsolescence of the assets that we own;
•our railroad infrastructure may be damaged, including by flooding and railroad derailments;
•increases in supply levels of assets in the market due to the sale or merging of operating lessors; and
•reintroduction of previously unused or dormant assets into the industries in which we operate.

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

Depending on the specific sector, the risk of contractual defaults may be elevated due to excess capacity as a result of oversupply during the most recent economic downturn. We lease assets to our customers pursuant to fixed-price contracts, and our customers then seek to utilize those assets to transport goods and provide services. If the price at which our customers receive for their transportation services decreases as a result of an oversupply in the marketplace, then our customers may be forced to reduce their prices in order to attract business (which may have an adverse effect on their ability to meet their contractual lease obligations to us), or may seek to renegotiate or terminate their contractual lease arrangements with us to pursue a lower-priced opportunity with another lessor, which may have a direct, adverse effect on us. See “-The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the most recent economic downturn, and any future oversupply could materially adversely affect our results of operations and cash flows.” Any default by a material customer would have a significant impact on our profitability at the time the customer defaulted, which could materially adversely affect our operating results and growth prospects. In addition, some of our counterparties may reside in jurisdictions with legal and regulatory regimes that make it difficult and costly to enforce such counterparties’ obligations.
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
The values of our assets may fluctuate due to various factors.
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
We have acquired, and may in the future acquire, operating businesses, including businesses whose operations are not fully matured and stabilized (including, but not limited to, our businesses within the Jefferson Terminal and Ports and Terminals segments). While we have deep experience in the construction and operation of these companies, we are nevertheless subject to significant risks and contingencies of an operating business, and these risks are greater where the operations of such businesses are not fully matured and stabilized. Key factors that may affect our operating businesses include, but are not limited to:

•competition from market participants;
•general economic and/or industry trends, including pricing for the products or services offered by our operating businesses;
•the issuance and/or continued availability of necessary permits, licenses, approvals and agreements from governmental agencies and third parties as are required to construct and operate such businesses;
•changes or deficiencies in the design or construction of development projects;
•unforeseen engineering, environmental or geological problems;
•potential increases in construction and operating costs due to changes in the cost and availability of fuel, power, materials and supplies;
•the availability and cost of skilled labor and equipment;
•our ability to enter into additional satisfactory agreements with contractors and to maintain good relationships with these contractors in order to construct development projects within our expected cost parameters and time frame, and the ability of those contractors to perform their obligations under the contracts and to maintain their creditworthiness;
•potential liability for injury or casualty losses which are not covered by insurance;
•potential opposition from non-governmental organizations, environmental groups, local or other groups which may delay or prevent development activities;
•local and economic conditions;
•changes in legal requirements; and
•force majeure events, including catastrophes and adverse weather conditions.
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
The rail sector is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, rates and charges, service obligations, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by U.S. and Canadian federal agencies including the U.S. and Canadian Environmental Protection Agencies, the U.S. and Canadian Departments of Transportation (DOT or Transport Canada), the Occupational Safety and Health Act (OSHA or Canadian provincial equivalents), the U.S. Federal Railroad Administration (FRA), and the U.S. Surface Transportation Board (STB), as well as numerous other state, provincial, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Demand for assets in the Offshore Energy segment and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile and are affected by numerous factors beyond our control, such as: worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax or trade policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
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
We and our customers operate in various regions throughout the world. As a result, we may, directly or indirectly, be exposed to political and other uncertainties, including risks of:
•terrorist acts, armed hostilities, war and civil disturbances;
•acts of piracy;
•potential cybersecurity attacks;
•significant governmental influence over many aspects of local economies;
•seizure, nationalization or expropriation of property or equipment;
•repudiation, nullification, modification or renegotiation of contracts;
•limitations on insurance coverage, such as war risk coverage, in certain areas;
•political unrest;
•foreign and U.S. monetary policy and foreign currency fluctuations and devaluations;
•the inability to repatriate income or capital;
•complications associated with repairing and replacing equipment in remote locations;
•import-export quotas, wage and price controls, imposition of trade barriers;
•U.S. and foreign sanctions or trade embargoes;
•restrictions on the transfer of funds into or out of countries in which we operate;

•compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;
•regulatory or financial requirements to comply with foreign bureaucratic actions;
•compliance with applicable anti-corruption laws and regulations;
•changing taxation policies, including confiscatory taxation;
•other forms of government regulation and economic conditions that are beyond our control; and
•governmental corruption.
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
We are actively evaluating potential acquisitions of assets and operating companies in other transportation and infrastructure sectors which could result in additional risks and uncertainties for our business and unexpected regulatory compliance costs.
While our existing portfolio consists of assets in the aviation, energy, intermodal transport and rail sectors, we are actively evaluating potential acquisitions of assets and operating companies in other sectors of the transportation and transportation-related infrastructure and equipment markets and we plan to be flexible as other attractive opportunities arise over time. To the extent we make acquisitions in other sectors, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. Many types of transportation assets, including certain rail, airport and seaport assets, are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such assets are to be used outside of the United States. Failing to register the assets, or losing such registration, could result in substantial penalties, forced liquidation of the assets and/or the inability to operate and, if applicable, lease the assets. We may need to incur significant costs to comply with the laws and regulations applicable to any such new acquisition. The failure to comply with these laws and regulations could cause us to incur significant costs, fines or penalties or require the assets to be removed from service for a period of time resulting in reduced income from these assets. In addition, if our acquisitions in other sectors produce insufficient revenues, or produce investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
The agreements governing our indebtedness, including the indenture governing our Senior Notes and the revolving credit facility entered into on June 16, 2017 ("Revolving Credit Facility"), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
•merge, consolidate or transfer all, or substantially all, of our assets;
•incur additional debt or issue preferred shares;
•make certain investments or acquisitions;
•create liens on our or our subsidiaries’ assets;
•sell assets;
•make distributions on or repurchase our shares;
•enter into transactions with affiliates; and
•create dividend restrictions and other payment restrictions that affect our subsidiaries.
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
Because we have a limited operating history, our historical financial and operating data may not be representative of our future results.
We are a limited liability company with a limited operating history. Our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved if we were a public company or results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all. Further, we only make acquisitions identified by our Manager. As a result of this concentration of assets, our financial performance depends on the performance of our Manager in identifying target assets, the availability of opportunities falling within our asset acquisition strategy and the performance of those underlying assets.
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
We can give no assurance that the capital we need will be available to us on favorable terms, or at all. Our inability to obtain sufficient capital, or to renew or expand our credit facilities, could result in increased funding costs and would limit our ability to:
•meet the terms and maturities of our existing and future debt facilities;
•purchase new assets or refinance existing assets;
•fund our working capital needs and maintain adequate liquidity; and
•finance other growth initiatives.
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

In connection with our acquisition of Long Ridge, the former owner of the property is obligated to perform certain post-closing demolition activities, remove specified containers, equipment and structures and conduct investigation, removal, cleanup and decontamination related thereto. In addition, the former owner is responsible for ongoing environmental remediation related to historic industrial operations on and off Long Ridge. Pursuant to an order issued by the Ohio Environmental Protection Agency (“Ohio EPA”), the former owner is responsible for completing the removal and off-site disposal of electrolytic pots associated with the former use of Long Ridge as an aluminum reduction plant. In addition, Long Ridge is located adjacent to the former Ormet Corporation Superfund site (the “Ormet site”), which is owned and operated by the former owner of Long Ridge. Pursuant to an order with the United States Environmental Protection Agency (“U.S. EPA”), the former owner is obligated to pump groundwater that has been impacted by the adjacent Ormet site beneath our site and discharge it to the Ohio River and monitor the groundwater annually. Long Ridge is also subject to an environmental covenant related to the adjacent Ormet site that, inter alia, restricts the use of groundwater beneath our site and requires U.S. EPA consent for activities on Long Ridge that could disrupt the groundwater monitoring or pumping. The former owner is contractually obligated to complete its regulatory obligations on Long Ridge and we benefit from a related indemnity and insurance policy. If the former owner fails to fulfill its demolition, removal, investigation, remediation, monitoring, or indemnity obligations, and if the related insurance, which is subject to limits and conditions, fails to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation pursuant to the Ohio EPA order must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such area of the property. Therefore, any delay in the former owner’s completion of the environmental work or receipt of related approvals or consents from Ohio EPA or U.S. EPA could delay our redevelopment activities.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we do not anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of December 31, 2018 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
In addition, certain of our holdings, including holdings, if any, in a controlled foreign corporation (as defined in the Code) (a “CFC”) may produce taxable income prior to our receipt of cash relating to such income, and shareholders subject to U.S. federal income tax will be required to take such income into account in determining their taxable income.
U.S. tax reform could adversely affect us and our shareholders.
On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The TCJA is generally effective for taxable years beginning after December 31, 2017. The TCJA includes significant amendments to the Code, including amendments that significantly change the taxation of individuals and business entities, including the taxation of offshore earnings and the deductibility of interest. Some of the amendments could adversely affect our business and financial condition and the value of our common shares. In some cases, there is uncertainty around the scope and application of the new legislation that may be addressed in future guidance issued by the U.S. Department of Treasury and the IRS.
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
The ability of our corporate subsidiaries to utilize net operating losses ("NOLs") to offset their future taxable income may become limited.
Certain of our corporate subsidiaries have significant NOLs, and any limitation on their use could materially affect our profitability. Such a limitation could occur if our corporate subsidiaries were to experience an "ownership change" as defined under Section 382 of the Code. The rules for determining ownership changes are complex, and changes in the ownership of our common shares could cause an ownership change in one or more of our corporate subsidiaries. Sales of our common shares by our shareholders, as well as future issuances of our common shares, could contribute to a potential ownership change in our corporate subsidiaries.
Our subsidiaries may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that our subsidiaries are subject to greater taxation than we currently anticipate. Further, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting ("BEPS") recently entered into force among the jurisdictions that ratified it. The implementation of BEPS prevention measures could result in a higher effective tax rate on our worldwide earnings by, for example, reducing the tax deductions or otherwise increasing the taxable income of our subsidiaries. In addition, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax. It is possible that the IRS could assert that a greater portion of any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax.
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
New legislation regarding U.S. federal income tax liability arising from IRS audits could adversely affect our shareholders.
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
The market price of our common shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our common shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:
•a shift in our investor base;
•our quarterly or annual earnings, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our common shares;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and share price performance of other comparable companies;
•overall market fluctuations;

•general economic conditions; and
•developments in the markets and market sectors in which we participate.
Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common shares.
We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls, and the outcome of that effort may adversely affect our results of operations, financial condition and liquidity. Because we are no longer an emerging growth company, we are subject to heightened disclosure obligations, which may impact our share price.
As a public company, we are required to comply with Section 404 (“Section 404”) of the Sarbanes-Oxley Act. Section 404 requires that we evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also requires an independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Because we ceased to be an emerging growth company at the end of 2017, we were required to have our independent registered public accounting firm attest to the effectiveness of our internal controls in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and will be required to do so going forward. The outcome of our review and the report of our independent registered public accounting firm may adversely affect our results of operations, financial condition and liquidity. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. If we discover a material weakness in our internal control over financial reporting, our share price could decline and our ability to raise capital could be impaired.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. In early 2018, we granted our Manager an option to acquire 700,000 common shares are part of the equity offering discussed in Note 15 to this Annual Report on Form 10-K. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of December 31, 2018, rights relating to 851,642 of our common shares were outstanding under the Incentive Plan. In connection with offerings that closed on January 16, 2018 and December 4, 2018, the number of shares reserved for issuance under the Incentive Plan will be increased in an amount equal to 826,342 common shares, which amount corresponds to the common shares subject to the option described above. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Florida, Ireland, and Dubai. Our Railroad operating segment owns approximately 480 miles of rail lines, related corridor, and railyards in Maine, Vermont, Quebec, Canada, as well as leases 56 miles of rail lines, approximately 8,500 square feet of office space and approximately 20 acres of railroad facilities in Maine. Our Jefferson Terminal operating segment leases approximately 200 acres of property for its terminal facilities and leases approximately 12,300 square feet of office space in Texas and 300 square feet in Canada. In 2016, we acquired Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern. We are redeveloping the asset to be a multi-purpose, multi-modal deepwater port. In 2017, we acquired Long Ridge, located in Ohio, which is a 1,660 acre multi-modal port. Our Offshore operating segment leases a small office in Singapore. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NYSE under the symbol “FTAI” on May 15, 2015, the date of the IPO. As of February 26, 2019, there were approximately nine record holders of our common shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
On February 27, 2019, our Board of Directors declared a cash dividend on our common shares of $0.33 per share for the quarter ended December 31, 2018, payable on March 27, 2019 to the holders of record on March 15, 2019.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with the IPO, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2018, the Incentive Plan provides for the issuance of up to 30,000,000 shares.
The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2018.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	851,342	$18.20	29,905,717
Equity compensation plans not approved by security holders	—	—	—
Total	851,342		29,905,717
______________________________________________________________________________________
(1) Excludes 25,000 stock options and 69,283 shares of our common stock issued to directors as compensation.

Performance Graph
The following graph compares the cumulative total return for our shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P Mid Cap 400, Dow Jones US Transportation Services, and Alerian Index. The graph assumes an investment of $100 in our shares on May 14, 2015 and in each of the indices on April 30, 2015, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortress Transportation & Infrastructure Investors LLC, the S&P Midcap 400 Index, the Dow Jones US Transportation Services Index and the Alerian Index

$160
$140
$120
$100
$80
$60
$40
Index Value
5/15
6/15
12/15
6/16
12/16
6/17
12/17
6/18
12/18
Fortress Transportation & Infrastructure Investors LLC
S&P Midcap 400
Dow Jones US Transportation Services
Alerian Index

*$100 invested on 5/14/15 in stock or 4/30/15 in index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)
Index	May 15, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Fortress Transportation & Infrastructure Investors LLC	$100.00	$68.91	$91.78	$148.90	$115.86
S&P Midcap 400	100.00	94.29	113.85	132.34	117.68
Dow Jones US Transportation Services	100.00	74.79	94.62	122.87	74.33
Alerian Index	100.00	67.48	81.68	77.63	68.98

Item 6. Selected Financial Data
The selected historical financial information set forth below as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our audited historical consolidated financial statements.
We completed our IPO on May 20, 2015 in which Fortress Worldwide Transportation and Infrastructure Investors LP, Fortress Worldwide Transportation and Infrastructure Offshore LP, and Fortress Worldwide Transportation and Infrastructure Master GP LLP (collectively the "Initial Shareholders"), immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, we have retrospectively presented the shares outstanding for all prior periods presented.
The information below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 and the consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K.

	As of and for the year ended December 31,
(in thousands except share and per share data)	2018	2017	2016	2015	2014
Revenues
Equipment leasing revenues	$253,039	$170,000	$101,949	$92,743	$43,984
Infrastructure revenues	126,839	47,659	46,771	43,825	13,946
Total revenues	379,878	217,659	148,720	136,568	57,930

Total expenses	401,542	256,930	180,708	161,681	68,013

Total other income (expense)	7,332	17,985	(8,342)	(2,932)	13,875

(Loss) income before income taxes	(14,332)	(21,286)	(40,330)	(28,045)	3,792
Provision for income taxes	1,372	1,954	268	586	874
Net (loss) income	(15,704)	(23,240)	(40,598)	(28,631)	2,918
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(21,586)	(23,374)	(20,534)	(16,805)	(4,862)
Net income (loss) attributable to shareholders	$5,882	$134	$(20,064)	$(11,826)	$7,780

Earnings (Loss) per Share:
Basic	$0.07	$—	$(0.26)	$(0.18)	$0.15
Diluted	$0.07	$—	$(0.26)	$(0.18)	$0.15

Weighted Average Shares Outstanding:
Basic	83,654,068	75,766,811	75,738,698	67,039,439	53,502,873
Diluted	83,664,833	75,766,811	75,738,698	67,039,439	53,502,873

Dividends declared per share of common stock	$1.32	$1.32	$1.32	$0.48	$—

Balance Sheet data:
Total assets	$2,638,778	$1,955,806	$1,547,312	$1,644,805	$1,399,821
Debt, net	1,237,347	703,264	259,512	266,221	587,948
Total liabilities	1,584,996	920,731	381,632	354,119	686,324
Total equity	1,053,782	1,035,075	1,165,680	1,290,686	713,497

Cash Flow data:
Net cash provided by (used in):
Operating activities	$133,697	$68,497	$30,903	$23,528	$(31,551)
Investing activities	(703,533)	(472,265)	(210,749)	(239,921)	(571,416)
Financing activities	597,867	363,078	(89,971)	575,971	617,856

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Fortress Transportation and Infrastructure Investors LLC. Our MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes, and with Part I, Item 1A, “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of December 31, 2018, we had total consolidated assets of $2.6 billion and total equity of $1.1 billion.
At December 31, 2014, through their investment in us, the beneficial owners of the Fortress Worldwide Transportation and Infrastructure General Partnership were Fortress Worldwide Transportation and Infrastructure Investors LP (the “Onshore Fund”), with an 89.97% interest and Fortress Worldwide Transportation and Infrastructure Offshore LP (the “Offshore Fund”) with a 9.98% interest; in addition, Fortress Worldwide Transportation and Infrastructure Master GP LLP (the “Master GP”) held a 0.05% interest. The Master GP is owned by an affiliate of Fortress. The Onshore Fund and the Offshore Fund (collectively, the “Initial Shareholders”) were investment vehicles which were sponsored by Fortress. The general partner of the Onshore Fund and the Offshore Fund was an affiliate of Fortress.
In May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called. Through a series of transactions, the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the Partnership Agreement in exchange for the limited partnership interests in the Onshore Fund and the Offshore Fund equal to the amount of any such undistributed incentive allocations and 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in us. In November 2015, the Onshore Fund and the Offshore Fund each distributed to their respective limited partners the common shares allocated to their limited partners in accordance with their respective limited partnership agreements.
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
•Commercial air travel and air freight activity have historically been long-term growth sectors and are tied to the underlying demand for passenger and freight movement. We continue to see strong demand for aviation related assets.
•Offshore energy service equipment refers to vessels supporting the extraction, processing and transportation of oil and natural gas from deposits located beneath the sea floor. The recent oil price decline has led to oil and gas companies reducing and deferring spending decisions, creating an oversupply of offshore energy assets, and in turn, lower day-rates, utilization and earnings for offshore service companies.
•The intermodal transport market includes the efficient movement of goods throughout multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. Over the last year, new container prices have increased substantially, which has led to a rebound in lease rates and residual values from the lows of 2015 and 2016.
•Rail refers to the railroad industry, which has increased its share of freight ton-miles compared to other forms of freight transportation over the past quarter century. This infrastructure, most of which was originally established over 100 years ago, represents a limited supply of assets and a difficult-to-replicate network. We continue to see increased volumes and efficiencies on our network since our investment in CMQR in 2014.
•Land-based infrastructure refers to facilities that enable the storage, unloading, loading and movement of crude oil and refined products from producers to end users, such as refineries. Customers of land-based infrastructure typically purchase capacity on a take-or-pay basis, and the economics of these assets directly relate to the volume of throughput.

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

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
The following table presents our consolidated results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Revenues
Equipment leasing revenues
Lease income	$157,190	$99,536	$57,654
Maintenance revenue	89,870	65,651	24,219
Finance lease income	3,349	1,536	1,813
Other revenue	2,630	3,277	(647)
Total equipment leasing revenues	253,039	170,000	83,039
Infrastructure revenues
Lease income	1,734	1,111	623
Rail revenues	38,410	32,607	5,803
Terminal services revenues	10,108	10,229	(121)
Other revenue	76,587	3,712	72,875
Total infrastructure revenues	126,839	47,659	79,180
Total revenues	379,878	217,659	162,219

Expenses
Operating expenses	167,514	92,385	75,129
General and administrative	17,126	14,570	2,556
Acquisition and transaction expenses	6,968	7,306	(338)
Management fees and incentive allocation to affiliate	15,726	15,732	(6)
Depreciation and amortization	136,354	88,110	48,244
Interest expense	57,854	38,827	19,027
Total expenses	401,542	256,930	144,612

Other income (expense)
Equity in losses of unconsolidated entities	(1,008)	(1,601)	593
Gain on sale of assets, net	3,911	18,281	(14,370)
Loss on extinguishment of debt	—	(2,456)	2,456
Interest income	488	688	(200)
Other income	3,941	3,073	868
Total other income	7,332	17,985	(10,653)
Loss before income taxes	(14,332)	(21,286)	6,954
Provision for income taxes	1,372	1,954	(582)
Net loss	(15,704)	(23,240)	7,536
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(21,586)	(23,374)	1,788
Net income attributable to shareholders	$5,882	$134	$5,748

	Year Ended December 31,		Change
(in thousands)	2018	2017
Add: Provision for income taxes	1,372	1,954	(582)
Add: Equity-based compensation expense	901	1,343	(442)
Add: Acquisition and transaction expenses	6,968	7,306	(338)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	(5,523)	(1,022)	(4,501)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities(1)	(1,196)	(1,601)	405
Add: Incentive allocations	407	514	(107)
Less: Cash payments for income taxes	(721)	(1,726)	1,005
Less: Equity in losses of unconsolidated entities	1,008	1,601	(593)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	1,030	(558)	1,588
Adjusted Net Income	$10,128	$10,401	$(273)
__________________________________________________

(1) Includes our proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(2) Includes the following items for the years ended December 31, 2018 and 2017: (i) equity-based compensation of $131 and $169, (ii) provision for income tax of $(47) and $16, and (iii) changes in fair value of non-hedge derivative instruments of $(1,099) and $404, less (vii) cash tax payments of $15 and $31, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net income attributable to shareholders	$5,882	$134	$5,748
Add: Provision for income taxes	1,372	1,954	(582)
Add: Equity-based compensation expense	901	1,343	(442)
Add: Acquisition and transaction expenses	6,968	7,306	(338)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	(5,523)	(1,022)	(4,501)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	407	514	(107)
Add: Depreciation and amortization expense (3)	163,013	96,417	66,596
Add: Interest expense	57,854	38,827	19,027
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	359	(243)	602
Less: Equity in losses of unconsolidated entities	1,008	1,601	(593)
Less: Non-controlling share of Adjusted EBITDA (5)	(10,004)	(12,763)	2,759
Adjusted EBITDA (non-GAAP)	$222,237	$136,524	$85,713
__________________________________________________

(3) Includes the following items for the years ended December 31, 2018 and 2017: (i) depreciation and amortization expense of $136,354 and $88,110, (ii) lease intangible amortization of $8,588 and $4,716, and (iii) amortization for lease incentives of $18,071 and $3,591, respectively.
(4) Includes the following items for the years ended December 31, 2018 and 2017: (i) net loss of $1,196 and $1,786, (ii) interest expense of $477 and $785, and (iii) depreciation and amortization expense of $1,078 and $758, respectively.
(5) Includes the following items for the years ended December 31, 2018 and 2017: (i) equity based compensation of $131 and $169, (ii) provision for income taxes of $(47) and $16, (iii) interest expense of $4,722 and $5,030, (iv) depreciation and amortization expense of $6,297 and $7,144, and (v) changes in fair value of non-hedge derivative instruments of $(1,099) and $404, respectively.
Revenues
Total revenues increased $162.2 million primarily due to higher revenues in the Aviation Leasing, Jefferson Terminal and Ports and Terminals segments.
Equipment Leasing
•Lease income increased $57.7 million driven by an increase in assets on lease in the Aviation Leasing segment.
•Maintenance revenue increased by $24.2 million as we increased the number of aircraft and engines subject to leases with maintenance arrangements.

Infrastructure
•Other revenue increased $72.9 million primarily due to crude marketing revenue of $60.6 million in the Jefferson Terminal segment. During the third quarter of 2018, Jefferson initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. These resulting crude sales and corresponding crude costs including logistics are reflected in Other revenue and Operating expenses, respectively.  The additional increase in other revenue of $12.3 million is within the Ports and Terminals segment and is due to increased activity at Long Ridge and Repauno.
Expenses
Total expenses increased $144.6 million primarily due to increases in (i) operating expenses, (ii) depreciation and amortization and (iii) interest expense.
Operating expenses increased $75.1 million primarily due to increases in:
•cost of sales of $50.1 million primarily due to costs associated with crude marketing in the Jefferson Terminal segment;
•facility operations of $6.9 million primarily in the Jefferson Terminal and Ports and Terminals segments due to increases in volume;
•compensation and benefits of $5.4 million primarily due to an increase in headcount in the Jefferson Terminal, Ports and Terminals and Railroad segments; and
•repairs and maintenance of $3.8 million primarily in the Offshore Energy, Jefferson Terminal and Ports and Terminals segments.
Depreciation and amortization increased $48.2 million primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal and Ports and Terminals segments.
Interest expense increased $19.0 million primarily due to an increase in our average outstanding debt of approximately $398.3 million, which primarily consists of increases in the (i) senior unsecured notes due 2022 ("2022 Notes") of $259.7 million, (ii) senior unsecured notes due 2025 ("2025 Notes") of $98.5 million, (iii) our subsidiary's revolving credit facility ("Jefferson Revolver") of $33.2 million and (iv) Revolving Credit Facility of $7.9 million.
Other Income
Total other income decreased $10.7 million due to a lower gain on the sale of assets, net of $14.4 million, primarily due to a gain on the sale of available-for-sale securities of $11.4 million in 2017 and fewer asset sales in the Aviation Leasing segment in 2018, partially offset by the loss on extinguishment of debt of $2.5 million in 2017.
Net Income Attributable to Shareholders
Net income attributable to shareholders increased $5.7 million primarily due to the changes discussed above.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income decreased $0.3 million primarily due to the changes in revenue, expenses and other income noted above, and (i) changes in fair value of non-hedge derivatives and (ii) cash payments for income taxes, partially offset by the loss on extinguishment of debt.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $85.7 million primarily due to the changes in revenue, expenses and other income noted above, and (i) depreciation and amortization expense and (ii) interest expense.

Aviation Leasing Segment
As of December 31, 2018, in our Aviation Leasing segment, we own and manage 212 aviation assets, including 70 aircraft and 142 commercial engines.
As of December 31, 2018, 67 of our commercial aircraft and 109 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 91% utilized as of December 31, 2018, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 34 months, and our engines currently on-lease have an average remaining lease term of 15 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2018	9	39	48
Purchases	5	24	29
Sales	—	(1)	(1)
Transfers	—	(6)	(6)
Assets at December 31, 2018	14	56	70

Engines
Assets at January 1, 2018	57	53	110
Purchases	21	13	34
Sales	(5)	(8)	(13)
Transfers	5	6	11
Assets at December 31, 2018	78	64	142

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Revenues
Equipment leasing revenues
Lease income	$151,531	$91,103	$60,428
Maintenance revenue	89,870	65,651	24,219
Finance lease income	1,895	—	1,895
Other revenue	974	39	935
Total revenues	244,270	156,793	87,477

Expenses
Operating expenses	9,149	6,247	2,902
Acquisition and transaction expenses	315	441	(126)
Depreciation and amortization	102,419	61,795	40,624
Total expenses	111,883	68,483	43,400

Other income
Equity in losses of unconsolidated entities	(743)	(1,276)	533
Gain on sale of assets, net	3,911	7,188	(3,277)
Interest income	202	297	(95)
Total other income	3,370	6,209	(2,839)
Income before income taxes	135,757	94,519	41,238
Provision for income taxes	2,280	1,966	314
Net income	133,477	92,553	40,924
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(24)	697	(721)
Net income attributable to shareholders	$133,501	$91,856	$41,645

	Year Ended December 31,		Change
(in thousands)	2018	2017
Add: Provision for income taxes	2,280	1,966	314
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	315	441	(126)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(743)	(1,276)	533
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(668)	(1,626)	958
Less: Equity in losses of unconsolidated entities	743	1,276	(533)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$135,428	$92,637	$42,791
__________________________________________________

(1) Includes Aviation’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net income attributable to shareholders	$133,501	$91,856	$41,645
Add: Provision for income taxes	2,280	1,966	314
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	315	441	(126)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	129,078	70,102	58,976
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(743)	(1,276)	533
Less: Equity in losses of unconsolidated entities	743	1,276	(533)
Less: Non-controlling share of Adjusted EBITDA (3)	(172)	(537)	365
Adjusted EBITDA (non-GAAP)	$265,002	$163,828	$101,174
__________________________________________________

(1) Includes the following items for the years ended December 31, 2018 and 2017: (i) depreciation expense of $102,419 and $61,795, (ii) lease intangible amortization of $8,588 and $4,716, and (iii) amortization for lease incentives of $18,071 and $3,591, respectively.
(2) Includes net loss of $743 and $1,276 for the years ended December 31, 2018 and 2017, respectively.
(3) Includes depreciation and lease amortization expense of $172 and $537 for the years ended December 31, 2018 and 2017, respectively.
Revenues
Total revenues increased $87.5 million driven by higher lease income and maintenance revenue.
•Lease income increased $60.4 million mainly due to an increase in (i) aircraft lease income of $40.5 million primarily driven by the addition of 27 aircraft on lease and (ii) engine lease income of $19.9 million primarily driven by an additional 45 revenue generating engines in 2018 compared to 2017.
•Maintenance revenue increased $24.2 million due to an increase in the number of aircraft and engines on lease.
•Finance lease income increased $1.9 million due to income earned from aircraft classified as a finance lease.

Expenses
Total expenses increased $43.4 million primarily due to an increase in depreciation and amortization expense.
•Depreciation and amortization expense increased $40.6 million driven by additional aircraft and engines owned and on lease in 2018 compared to 2017.
•Operating expenses increased $2.9 million primarily as a result of increases in bad debt expense of $1.5 million related to receivables deemed uncollectible, professional fee expenses of $0.9 million and shipping and storage fees of $0.5 million due to the positioning of our assets for lease.
Other Income
Total other income decreased $2.8 million driven by lower gain on sale of assets due to fewer sales in 2018 in comparison to 2017, partially offset by lower losses incurred by the advanced engine repair JV of $0.5 million.
Adjusted Net Income
Adjusted Net Income increased $42.8 million primarily driven by the changes to net income attributable to shareholders noted above, and cash payments for income taxes due to our corporate subsidiaries subject to U.S. taxation.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $101.2 million primarily due to the changes in net income attributable to shareholders noted above,  and higher depreciation and amortization expense for the additional aircraft and engines owned and on lease.

Offshore Energy Segment
In our Offshore Energy segment, we own one remotely operated vehicle (“ROV”) support vessel, one construction support vessel and one anchor handling tug supply (“AHTS”) vessel. The chart below describes the assets in our Offshore Energy segment as of December 31, 2018:

Offshore Energy Assets
Asset Type	Year Built	Description	Economic Interest (%)
AHTS Vessel	2010	Anchor handling tug supply vessel with accommodation for 30 personnel and a total bollard pull of 68.5 tons	100%
Construction Support Vessel	2014	DP-3 construction support and well intervention vessel with 250-ton main crane, 2,000 square meter open deck space, moon pool and accommodation for 100 personnel	100%
ROV Support Vessel	2011	DP-2 dive and ROV support vessel with 50-ton crane, moon pool and accommodation for 120 personnel	100%

The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net (Loss) Income:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Revenues
Equipment leasing revenues
Lease income	$5,659	$8,433	$(2,774)
Finance lease income	1,454	1,536	(82)
Other revenue	1,606	3,138	(1,532)
Total revenues	8,719	13,107	(4,388)

Expenses
Operating expenses	13,697	15,833	(2,136)
Depreciation and amortization	6,481	6,427	54
Interest expense	3,687	3,670	17
Total expenses	23,865	25,930	(2,065)

Other income (expense)
Gain on sale of assets, net	—	11,405	(11,405)
Interest income	16	15	1
Other income	—	1,093	(1,093)
Total other income	16	12,513	(12,497)
Loss before income taxes	(15,130)	(310)	(14,820)
Provision for income taxes	1	11	(10)
Net loss	(15,131)	(321)	(14,810)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(526)	526
Net (loss) income attributable to shareholders	(15,131)	205	(15,336)
Add: Provision for income taxes	1	11	(10)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(7)	—	(7)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net (Loss) Income	$(15,137)	$216	$(15,353)

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net (loss) income attributable to shareholders	$(15,131)	$205	$(15,336)
Add: Provision for income taxes	1	11	(10)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	6,481	6,427	54
Add: Interest expense	3,687	3,670	17
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	(247)	247
Adjusted EBITDA (non-GAAP)	$(4,962)	$10,066	$(15,028)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2018 and 2017: (i) depreciation expense of $0 and $165, and (ii) interest expense of $0 and $82, respectively.
Revenues
Total revenues decreased $4.4 million primarily due to lower lease income and other revenue. Lease income decreased $2.8 million primarily due to our vessels on hire being on longer-term lease arrangements in 2017 compared to 2018. Other revenue decreased $1.5 million primarily due to the decrease of crew provisions reimbursement income.
Expenses
Total expenses decreased $2.1 million primarily due to operating expenses, which principally consists of decreases in (i) legal fees of $3.0 million, (ii) other operating expenses of $0.6 million and (iii) bad debt expense of $0.6 million, partially offset by increased repair and maintenance costs of $2.0 million.
Other Income (Expense)
Total other income decreased $12.5 million primarily due to:
•the sale of available-for-sale securities of an international oil and gas drilling contractor resulting in a gain of $11.4 million during 2017; and
•the transfer of interests from the non-controlling interest holder to us as settlement for a note receivable, resulting in a gain of $1.1 million in the third quarter of 2017.
Adjusted Net (Loss) Income
Adjusted Net Loss was $15.1 million in 2018, a decrease of $15.4 million compared to 2017, primarily due to the changes to net (loss) income attributable to shareholders described above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $15.0 million due to a higher net loss attributable to shareholders of $15.3 million as noted above.

Shipping Containers Segment
In our Shipping Containers segment we own, through a joint venture, interests in approximately 8,000 maritime shipping containers and related equipment. The chart below describes the assets in our Shipping Containers segment as of December 31, 2018:

Shipping Containers Assets
Number of Containers	Type	Average Age	Lease Type	Customer Mix	Economic Interest (%)
8,000	20’ Dry 20’ Reefer 40’ Dry 40’ HC Dry	~11 Years	Direct Finance Lease/Operating Lease	2 Customers	51%

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Revenues
Equipment leasing revenues
Other revenue	$50	$100	$(50)
Total revenues	50	100	(50)

Expenses
Operating expenses	—	9	(9)
Total expenses	—	9	(9)

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	309	(4)	313
Total other income (expense)	309	(4)	313
Income before income taxes	359	87	272
Benefit from income taxes	(94)	(65)	(29)
Net income attributable to shareholders	453	152	301
Add: Benefit from income taxes	(94)	(65)	(29)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income (Loss) from unconsolidated entities (1)	121	(4)	125
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in (losses) earnings of unconsolidated entities	(309)	4	(313)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$171	$87	$84
__________________________________________________
(1) Includes the following items for the year ended December 31, 2018 and 2017: (i) our proportionate share of the unconsolidated entities’ net income (loss) of $121 and $(189) and (ii) interest expense of $0 and $185, respectively.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net income attributable to shareholders	$453	$152	$301
Add: Benefit from income taxes	(94)	(65)	(29)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	624	1,354	(730)
Less: Equity in earnings of unconsolidated entities	(309)	4	(313)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$674	$1,445	$(771)
__________________________________________________
(2) Includes the following items for the years ended December 31, 2018 and 2017: (i) net income (loss) of $121 and $(189), (ii) interest expense of $477 and $785, and (iii) depreciation and amortization expense of $26  and $758, respectively.
Other Income (Expense)
Total other income increased $0.3 million primarily driven by income earned from the sales of operating lease containers within our shipping container joint venture.
Adjusted Net Income (Non-GAAP)
Adjusted Net Income increased $0.1 million reflecting the increase in equity in earnings of unconsolidated entities.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.8 million primarily reflecting the entities' change in equity in unconsolidated entities and lower pro-rata share of Adjusted EBITDA from unconsolidated entities.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Infrastructure revenues
Lease income	$272	$—	$272
Terminal services revenues	10,108	10,229	(121)
Other revenue	60,605	—	60,605
Total revenues	70,985	10,229	60,756

Expenses
Operating expenses	94,622	31,213	63,409
Depreciation and amortization	19,745	16,193	3,552
Interest expense	15,513	13,568	1,945
Total expenses	129,880	60,974	68,906

Other income (expense)
Equity in losses of unconsolidated entities	(574)	(321)	(253)
Interest income	270	376	(106)
Other income	3,983	1,980	2,003
Total other income	3,679	2,035	1,644
Loss before income taxes	(55,216)	(48,710)	(6,506)
Provision for income taxes	261	42	219
Net loss	(55,477)	(48,752)	(6,725)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(21,801)	(22,991)	1,190
Net loss attributable to shareholders	(33,676)	(25,761)	(7,915)
Add: Provision for income taxes	261	42	219
Add: Equity-based compensation expense	359	318	41
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(5,523)	(1,022)	(4,501)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	(574)	(321)	(253)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(46)	(79)	33
Less: Equity in losses of unconsolidated entities	574	321	253
Less: Non-controlling share of Adjusted Net (Income) Loss (2)	951	(514)	1,465
Adjusted Net Loss	$(37,674)	$(27,016)	$(10,658)
__________________________________________________

(1) Includes Jefferson’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed above, for which there were no adjustments.
(2) Includes the following items for the years ended December 31, 2018 and 2017: (i) equity-based compensation of $106 and $125, (ii) provision for income tax of $57 and $16, and (iii) changes in fair value of non-hedge derivative instruments of $(1,099) and $404, less (v) cash tax payments of $15 and $31, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net loss attributable to shareholders	$(33,676)	$(25,761)	$(7,915)
Add: Provision for income taxes	261	42	219
Add: Equity-based compensation expense	359	318	41
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(5,523)	(1,022)	(4,501)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	19,745	16,193	3,552
Add: Interest expense	15,513	13,567	1,946
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (3)	478	(321)	799
Less: Equity in losses of unconsolidated entities	574	321	253
Less: Non-controlling share of Adjusted EBITDA (4)	(9,376)	(11,751)	2,375
Adjusted EBITDA (non-GAAP)	$(11,645)	$(8,414)	$(3,231)
__________________________________________________

(3) Includes (i) net loss of $574 and $321 and (ii) depreciation and amortization expense of $1,052 and $0 for the years ended December 31, 2018 and 2017, respectively.
(4) Includes the following items for the years ended December 31, 2018 and 2017: (i) equity-based compensation of $106 and $125, (ii) provision for income taxes of $57 and $16, (iii) interest expense of $4,465 and $4,886, (iv) changes in fair value of non-hedge derivative instruments of $(1,099) and $404, and (v) depreciation and amortization expense of $5,847 and $6,320, respectively.
Revenues
Total revenues increased $60.8 million primarily due to an increase in crude marketing revenue of $60.6 million. During the third quarter of 2018, Jefferson initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. These resulting crude sales and corresponding crude costs including logistics are reflected in Other revenue and Operating expenses, respectively.
Expenses
Total expenses increased $68.9 million primarily reflecting higher operating expenses of $63.4 million. The increase in operating expenses reflected higher:
•cost of sales of $47.3 million, resulting from costs associated with crude marketing;
•facility operations expense of $5.7 million due to higher volume associated with crude marketing;
•professional fees of $3.8 million primarily consisting of legal fees;
•compensation and benefits expense of $2.4 million resulting from an increase in headcount; and
•repairs and maintenance of $0.9 million.
Additionally, the increase in expense reflected higher depreciation expense of $3.6 million due to additional assets placed into service, and interest expense of $1.9 million due to the entry into the Jefferson Revolver in March 2018.
Adjusted Net Loss
Adjusted Net Loss increased $10.7 million primarily due to the changes in net loss attributable to shareholders noted above and changes in fair value of non-hedge derivative instruments of $4.5 million, partially offset by a higher non-controlling share of Adjusted Net Income of $1.5 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.2 million primarily due to the changes in net loss attributable to shareholders noted above and changes in fair value of non-hedge derivative instruments of $4.5 million, partially offset by higher depreciation and amortization of $3.6 million, non-controlling share of Adjusted EBITDA of $2.4 million and interest expense of $1.9 million.

Railroad Segment
The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Revenues
Infrastructure revenues
Rail revenues	$38,410	$32,607	$5,803
Total revenues	38,410	32,607	5,803

Expenses
Operating expenses	31,734	29,966	1,768
Depreciation and amortization	2,570	2,037	533
Interest expense	1,009	1,029	(20)
Total expenses	35,313	33,032	2,281

Other loss
Loss on sale of assets, net	—	(312)	312
Other expense	(42)	—	(42)
Total other loss	(42)	(312)	270
Income (loss) before income taxes	3,055	(737)	3,792
Benefit from income taxes	(1,077)	—	(1,077)
Net income (loss)	4,132	(737)	4,869
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	339	(70)	409
Net income (loss) attributable to shareholders	3,793	$(667)	4,460
Add: Benefit from income taxes	(1,077)	—	(1,077)
Add: Equity-based compensation expense	184	730	(546)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	86	(44)	130
Adjusted Net Income	$2,986	$19	$2,967
__________________________________________________

(1) Includes (i) equity-based compensation of $18 and $44, and (ii) provision for income taxes of $(104) and $0 for the years ended December 31, 2018 and December 31, 2017, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net income (loss) attributable to shareholders	$3,793	$(667)	$4,460
Add: Benefit from income taxes	(1,077)	—	(1,077)
Add: Equity-based compensation expense	184	730	(546)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,570	2,037	533
Add: Interest expense	1,009	1,029	(20)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(260)	(228)	(32)
Adjusted EBITDA (non-GAAP)	$6,219	$2,901	$3,318
__________________________________________________

(1) Includes the following items for the years ended December 31, 2018 and 2017: (i) equity-based compensation of $18 and $44, (ii) interest expense of $98 and $62, (iii) provision for income taxes of $(104) and $0, and (iv) depreciation and amortization expense of $248 and $122, respectively.
Revenues
Total revenues increased $5.8 million due to higher traffic and expanded service offerings to customers. The increase primarily reflects increases in freight transportation revenue of $5.4 million and switching and other rail service revenue of $0.4 million.
Expenses
Total expenses increased $2.3 million which primarily consists of increases in (i) operating expenses of $1.8 million and (ii) depreciation expense of $0.5 million related to property, plant and equipment.
The aforementioned increase in operating expenses of $1.8 million reflects higher (i) compensation and benefits of $0.8 million, (ii) fuel expense of $0.8 million, (iii) lease expense of $0.4 million, (iv) property insurance expense of $0.4 million, (v) other expenses of $0.3 million, (vi) materials and supplies expense of $0.3 million and (vii) bad debt of $0.1 million. Partially offsetting these increases were general operating expenses of $1.3 million due to certain tax benefits for the 2017 annual period that were taken in the current year as the legislation was passed during 2018.
Adjusted Net Income
Adjusted Net Income increased $3.0 million primarily due to the changes in net income (loss) attributable to shareholders noted above, including a benefit from income taxes of $0.9 million and a decrease in equity-based compensation expense of $0.5 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.3 million primarily due to the changes in net income (loss) attributable to shareholders noted above, a tax benefit of $0.9 million and lower equity-based compensation expense of $0.5 million.

Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Revenues
Infrastructure revenues
Lease income	$1,462	$1,111	$351
Other revenue	15,982	3,712	12,270
Total revenues	17,444	4,823	12,621

Expenses
Operating expenses	18,312	9,117	9,195
Depreciation and amortization	5,139	1,658	3,481
Interest expense	649	1,088	(439)
Total expenses	24,100	11,863	12,237
Loss before income taxes	(6,656)	(7,040)	384
Provision for income taxes	1	—	1
Net loss	(6,657)	(7,040)	383
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(100)	(484)	384
Net loss attributable to shareholders	(6,557)	(6,556)	(1)
Add: Provision for income taxes	1	—	1
Add: Equity-based compensation expense	349	295	54
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	4	(4)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net (Loss) Income(1)	(7)	—	(7)
Adjusted Net Loss	$(6,214)	$(6,257)	$43
__________________________________________________

(1) Includes equity-based compensation of $7 and $0 for the years ended December 31, 2018 and 2017.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net loss attributable to shareholders	$(6,557)	$(6,556)	$(1)
Add: Provision for income taxes	1	—	1
Add: Equity-based compensation expense	349	295	54
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	5,139	1,658	3,481
Add: Interest expense	649	1,089	(440)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(196)	—	(196)
Adjusted EBITDA (non-GAAP)	$(615)	$(3,514)	$2,899
__________________________________________________

(2) Includes (i) equity-based compensation of $7 and $0, (ii) interest expense of $159 and $0, and (iii) depreciation expense of $30 and $0 for the years ended December 31, 2018 and 2017.

Revenues
Total revenues increased $12.6 million due to an increase in butane sales at Repauno of $4.2 million, recorded in other revenue, as well as an increase in revenue at Long Ridge of $8.4 million primarily due to additional trans-loading revenue of $4.8 million and revenue related to oil and gas activities of $3.6 million, which began in 2018.
Expenses
Total expenses increased $12.2 million primarily due to increases in (i) operating expenses of $9.2 million and (ii) depreciation expense of $3.5 million related to property, plant and equipment.
The increase in operating expenses was primarily driven by higher (i) cost of sales of $2.8 million related to the sale of butane, (ii) compensation and benefits of $2.2 million due to increased headcount, (iii) facility operations of $1.8 million related to an increase in volumes for the trans-loading operation at Long Ridge, (iv) professional fees of $0.5 million, (v) insurance expense of $0.4 million and (vi) utilities expense of $0.4 million. The increase in depreciation expense is related to additional assets being placed into service, including the cavern at Repauno, and the depletion of gas reserves at Long Ridge.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.9 million primarily due to the changes in net loss attributable to shareholders noted above and an increase in depreciation and amortization of $3.5 million, partially offset by lower interest expense of $0.4 million.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Expenses
General and administrative	$17,126	$14,570	$2,556
Acquisition and transaction expenses	6,653	6,865	(212)
Management fees and incentive allocation to affiliate	15,726	15,732	(6)
Interest expense	36,996	19,472	17,524
Total expenses	76,501	56,639	19,862

Other expense
Loss on extinguishment of debt	—	(2,456)	2,456
Total other expense	—	(2,456)	2,456
Loss before income taxes	(76,501)	(59,095)	(17,406)
Provision for income taxes	—	—	—
Net loss	(76,501)	(59,095)	(17,406)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net loss attributable to shareholders	(76,501)	$(59,095)	$(17,406)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	9	—	9
Add: Acquisition and transaction expenses	6,653	6,865	(212)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	407	514	(107)
Less: Cash payments for income taxes	—	(25)	25
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(69,432)	$(49,285)	$(20,147)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2018	2017
Net loss attributable to shareholders	$(76,501)	$(59,095)	$(17,406)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	9	—	9
Add: Acquisition and transaction expenses	6,653	6,865	(212)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	2,456	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	407	514	(107)
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	36,996	19,472	17,524
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(32,436)	$(29,788)	$(2,648)

Expenses
Total expenses increased $19.9 million primarily due to increases in:
•interest expense of $17.5 million related to the 2022 Notes, Revolving Credit Facility and 2025 Notes; and
•general and administrative expenses of $2.6 million due to an increase in reimbursement expenses to our manager of $1.8 million primarily due to an increase in headcount and professional fees of $0.6 million primarily related to audit and SOX compliance.
Adjusted Net Loss
Adjusted Net Loss increased $20.1 million primarily due to the changes in net loss attributable to shareholders noted above and the loss on the extinguishment of debt of $2.5 million in 2017.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $2.6 million primarily due to the changes in net loss attributable to shareholders noted above and higher interest expense of $17.6 million.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following table presents our consolidated results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss):

	Year Ended December 31,		Change
(in thousands)	2017	2016
Revenues
Equipment leasing revenues
Lease income	$99,536	$69,736	$29,800
Maintenance revenue	65,651	28,697	36,954
Finance lease income	1,536	2,723	(1,187)
Other revenue	3,277	793	2,484
Total equipment leasing revenues	170,000	101,949	68,051
Infrastructure revenues
Lease income	1,111	32	1,079
Rail revenues	32,607	30,837	1,770
Terminal services revenues	10,229	15,902	(5,673)
Other revenue	3,712	—	3,712
Total infrastructure revenues	47,659	46,771	888
Total revenues	217,659	148,720	68,939

Expenses
Operating expenses	92,385	66,169	26,216
General and administrative	14,570	12,314	2,256
Acquisition and transaction expenses	7,306	6,316	990
Management fees and incentive allocation to affiliate	15,732	16,742	(1,010)
Depreciation and amortization	88,110	60,210	27,900
Interest expense	38,827	18,957	19,870
Total expenses	256,930	180,708	76,222

Other income (expense)
Equity in losses of unconsolidated entities	(1,601)	(5,992)	4,391
Gain on sale of assets, net	18,281	5,941	12,340
Loss on extinguishment of debt	(2,456)	(1,579)	(877)
Asset impairment	—	(7,450)	7,450
Interest income	688	136	552
Other income	3,073	602	2,471
Total other income (expense)	17,985	(8,342)	26,327
Loss before income taxes	(21,286)	(40,330)	19,044
Provision for income taxes	1,954	268	1,686
Net loss	(23,240)	(40,598)	17,358
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(23,374)	(20,534)	(2,840)
Net income (loss) attributable to shareholders	$134	$(20,064)	$20,198

	Year Ended December 31,		Change
(in thousands)	2017	2016
Add: Provision for income taxes	1,954	268	1,686
Add: Equity-based compensation expense (income)	1,343	(3,672)	5,015
Add: Acquisition and transaction expenses	7,306	6,316	990
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	3	(1,025)
Add: Asset impairment charges	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(1,601)	(2,905)	1,304
Add: Incentive allocations	514	—	514
Less: Cash payments for income taxes	(1,726)	(654)	(1,072)
Less: Equity in losses of unconsolidated entities	1,601	5,992	(4,391)
Less: Non-controlling share of Adjusted Net Income (Loss) (2)	(558)	(2,945)	2,387
Adjusted Net Income (Loss)	$10,401	$(8,632)	$19,033
__________________________________________________

(1) Includes our proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above.
(2) Includes the following items for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $169 and $(1,561), (ii) provision for income tax of $16 and $29, (iii) loss on extinguishment of debt of $0 and $616, (iv) asset impairment charges of $0 and $3,725, (v) acquisition and transaction expense of $0 and $156, (vi) changes in fair value of non-hedge derivative instruments of $404 and $0, less (vii) cash tax payments of $31 and $20, respectively.
The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net income (loss) attributable to shareholders	$134	$(20,064)	$20,198
Add: Provision for income taxes	1,954	268	1,686
Add: Equity-based compensation expense (income)	1,343	(3,672)	5,015
Add: Acquisition and transaction expenses	7,306	6,316	990
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	1,579	877
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	3	(1,025)
Add: Asset impairment charges	—	7,450	(7,450)
Add: Incentive allocations	514	—	514
Add: Depreciation and amortization expense (3)	96,417	65,656	30,761
Add: Interest expense	38,827	18,957	19,870
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (4)	(243)	1,196	(1,439)
Less: Equity in losses of unconsolidated entities	1,601	5,992	(4,391)
Less: Non-controlling share of Adjusted EBITDA (5)	(12,763)	(14,653)	1,890
Adjusted EBITDA (non-GAAP)	$136,524	$69,028	$67,496
__________________________________________________

(3) Includes the following items for the years ended December 31, 2017 and 2016: (i) depreciation and amortization expense of $88,110 and $60,210, (ii) lease intangible amortization of $4,716 and $4,979, and (iii) amortization for lease incentives of $3,591 and $467 of amortization, respectively.
(4) Includes the following items for the years ended December 31, 2017 and 2016: (i) net loss of $1,786 and $6,161, (ii) interest expense of $785 and $1,323, (iii) depreciation and amortization expense of $758 and $2,966, and (iv) asset impairment charges of $0 and $3,068, respectively.
(5) Includes the following items for the years ended December 31, 2017 and 2016: (i) equity based compensation of $169 and $(1,561), (ii) provision for income taxes of $16 and $29, (iii) interest expense of $5,030 and $5,124, (iv) depreciation and amortization expense of $7,144 and $6,564, (v) changes in fair value of non-hedge derivative instruments of $404 and $0, (vi) asset impairment charge of $0 and $3,725, (vii) loss on extinguishment of debt of $0 and $616, and (viii) transaction and acquisition expense of $0 and $156, respectively.

Revenues
Total revenues increased $68.9 million driven mainly by higher revenues in the Aviation, Offshore Energy and Ports and Terminals segments partially offset by lower revenues in the Jefferson Terminal segment.

Equipment Leasing
•Lease income increased $29.8 million driven by an increase in assets on lease in the Aviation Leasing segment coupled with vessels on hire in the Offshore Energy segment during 2017;
•Maintenance revenue increased $37.0 million as we increased the number of aircraft and engines subject to leases with maintenance arrangements and the redelivery of two aircraft with end of lease compensation payments totaling $6.3 million in 2017; and
•Other revenues increased $2.5 million mainly as a result of crew and insurance reimbursement income in the Offshore Energy segment.
Infrastructure
•Other revenue increased $3.7 million due to activity at Long Ridge, which was acquired in 2017;
•Rail revenues increased $1.8 million due to an increase in traffic and expanded service offerings by our Railroad segment; and
•Partially offsetting these increases was lower revenue of $5.7 million in the Jefferson Terminal segment due to a decrease in loading and unloading due to ongoing construction at the terminal and the conclusion of a long term take or pay contract.
Expenses
Total expenses increased $76.2 million primarily due to increases in (i) depreciation and amortization, (ii) operating expenses and (iii) interest expense.
Depreciation and amortization increased $27.9 million primarily due to additional assets acquired in the Aviation Leasing segment coupled with assets at Long Ridge and Repauno going into service.
Operating expenses increased $26.2 million primarily due to increases in:
•compensation and benefits of $8.9 million primarily reflecting an increase in equity-based compensation expense due to the reversal of an expense related to a forfeiture in 2016;
•facility operations of $5.8 million primarily in the Jefferson Terminal and Railroad segments due to increases in volume;
•operating expenses of $4.1 million related to the Offshore Energy segment;
•professional fees of $4.0 million related to an increase in activity; and
•cost of sales of $2.0 million reflecting the sale of butane in 2017.
Interest expense increased $19.9 million primarily due to the Senior Notes and Revolving Line of Credit entered into during 2017.
Other Income (Expenses)
Total other income (expense) increased $26.3 million primarily due to:
•a higher gain on the sale of assets, net of $12.3 million, reflecting the sale of available-for-sale securities of an international oil and gas drilling contractor in the Offshore Energy segment;
•an asset impairment charge in 2016 of $7.5 million, where there was no asset impairment charge in 2017; and
•a decrease in the equity in losses of unconsolidated entities of $4.4 million.
Provision for Income Taxes
The provision for income taxes increased $1.7 million primarily as a result of an increase in net income attributable to our corporate subsidiaries subject to U.S. taxation at regular corporate rates.
Net Loss Attributable to Shareholders
Net loss attributable to shareholders decreased $20.2 million primarily due to the changes discussed above.
Adjusted Net Income (Loss) (Non-GAAP)
Adjusted Net Income increased $19.0 million primarily due to the changes in revenue, expenses and other expenses noted above, and increases in (i) equity based compensation of $5.0 million, (ii) pro-rata share of Adjusted Net Income from unconsolidated entities of $1.3 million and (iii) non-controlling share of Adjusted Net income of $2.4 million. The increase was partially offset by a decrease in asset impairment charges of $7.5 million and equity in losses of unconsolidated entities of $4.4 million.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $67.5 million primarily due to the changes in revenue, expenses and other losses noted above, which resulted in a net income attributable to shareholders, and (i) depreciation and amortization expense, (ii) interest expense, (iii) the pro-rata share of Adjusted EBITDA from unconsolidated entities, (iv) lower equity-based compensation, (v) lower non-controlling share of Adjusted EBITDA and (vi) equity in earnings of unconsolidated entities.
Aviation Leasing Segment
As of December 31, 2017, in our Aviation Leasing segment, we own and manage 158 aviation assets, including 48 aircraft and 110 commercial engines.
As of December 31, 2017, 46 of our commercial aircraft and 76 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 86% utilized as of December 31, 2017, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 32 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2017	7	19	26
Purchases	3	22	25
Sales	(1)	(2)	(3)
Assets at December 31, 2017	9	39	48

Engines
Assets at January 1, 2017	38	28	66
Purchases	28	30	58
Sales	(9)	(5)	(14)
Assets at December 31, 2017	57	53	110

The following table presents our results of operations and reconciliation of net income attributable to shareholders to Adjusted Net Income:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Revenues
Equipment leasing revenues
Lease income	$91,103	$66,024	$25,079
Maintenance revenue	65,651	28,697	36,954
Other revenue	39	687	(648)
Total revenues	156,793	95,408	61,385

Expenses
Operating expenses	6,247	4,609	1,638
Acquisition and transaction expenses	441	80	361
Depreciation and amortization	61,795	36,369	25,426
Total expenses	68,483	41,058	27,425

Other income
Equity in losses of unconsolidated entities	(1,276)	—	(1,276)
Gain on sale of assets, net	7,188	5,214	1,974
Interest income	297	142	155
Total other income	6,209	5,356	853
Income before income taxes	94,519	59,706	34,813
Provision for income taxes	1,966	267	1,699
Net income	92,553	59,439	33,114

	Year Ended December 31,		Change
(in thousands)	2017	2016
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	697	435	262
Net income attributable to shareholders	$91,856	$59,004	$32,852
Add: Provision for income taxes	1,966	267	1,699
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	441	80	361
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	(1,276)	—	(1,276)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(1,626)	(583)	(1,043)
Less: Equity in earnings of unconsolidated entities	1,276	—	1,276
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income	$92,637	$58,768	$33,869
__________________________________________________

(1) Includes Aviation’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net income attributable to shareholders	$91,856	$59,004	$32,852
Add: Provision for income taxes	1,966	267	1,699
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	441	80	361
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	70,102	41,816	28,286
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(1,276)	—	(1,276)
Less: Equity in earnings of unconsolidated entities	1,276	—	1,276
Less: Non-controlling share of Adjusted EBITDA (3)	(537)	(164)	(373)
Adjusted EBITDA (non-GAAP)	$163,828	$101,003	$62,825
__________________________________________________

(1) Includes the following items for the years ended December 31, 2017 and 2016: depreciation expense of $61,795 and $36,369, lease intangible amortization of $4,716 and $4,979, and amortization for lease incentives of $3,591 and $468, respectively.
(2) Includes net loss of $1,276 and $0 for the years ended December 31, 2017 and 2016, respectively.
(3) Includes depreciation and lease amortization expense of $537 and $164 for the years ended December 31, 2017 and 2016, respectively.
Revenues
Total revenues increased $61.4 million driven by higher lease income and maintenance revenue partially offset by a decrease in other revenue.
•Lease income increased $25.1 million mainly due to an increase in (i) aircraft lease income of $9.4 million primarily driven by the addition of 26 aircraft on lease and (ii) engine lease income of $15.7 million primarily driven by an additional 45 revenue generating engines in 2017 compared to 2016.
•Maintenance revenue increased $37.0 million due to an increase in the number of aircraft and engines on lease, and the receipt of end-of-lease compensation for two aircraft.

•Other revenue decreased $0.6 million primarily due to fewer forfeited security deposits included in earnings in 2017 compared to 2016.
Expenses
Total expenses increased $27.4 million primarily due to an increase in depreciation and amortization expense.
•Depreciation and amortization expense increased $25.4 million driven by additional aircraft and engines owned and on lease in 2017 compared to 2016.
•Operating expenses increased $1.6 million primarily as a result of increases in professional fee expenses of $0.9 million, shipping and storage fees of $0.6 million due to the positioning of our assets for lease, and $0.2 million of other expenses due to growth of the Aviation Leasing segment.
•Acquisition and transaction expenses increased $0.4 million reflecting higher deal costs in the Aviation Leasing segment.
Other Income
Total other income increased $0.9 million driven by the gain on sale of assets, partially offset by losses incurred by the advanced engine repair JV of $1.3 million.
Provision for Income Taxes
Total provision for income taxes increased $1.7 million primarily as a result of an increase in net income attributable to our corporate subsidiaries subject to U.S. taxation at regular corporate rates.
Adjusted Net Income
Adjusted Net Income increased $33.9 million primarily driven by the changes to net income attributable to shareholders noted above and cash payments for income taxes due to our corporate subsidiaries subject to U.S. taxation at regular corporate rates.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $62.8 million primarily due to the changes in net income attributable to shareholders noted above,higher depreciation and amortization expense for the additional aircraft and engines owned and on lease, and higher provision for income taxes due to changes noted above, partially offset by an increase in the non-controlling interest share of Adjusted EBITDA.
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
_____________________________________________________
*The increase in economic interest in the third quarter of 2017 for the ROV support vessel reflects the transfer of the non-controlling interest to us as part of the settlement arrangement as more fully discussed in Note 2 of the Consolidated Financial Statements.

The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss):

	Year Ended December 31,		Change
(in thousands)	2017	2016
Revenues
Equipment leasing revenues
Lease income	$8,433	$3,712	$4,721
Finance lease income	1,536	1,610	(74)
Other revenue	3,138	6	3,132
Total revenues	13,107	5,328	7,779

Expenses
Operating expenses	15,833	11,014	4,819
Depreciation and amortization	6,427	6,411	16
Interest expense	3,670	3,747	(77)
Total expenses	25,930	21,172	4,758

Other income (expense)
Gain on sale of assets, net	11,405	—	11,405
Asset impairment	—	(7,450)	7,450
Interest income	15	13	2
Other income	1,093	—	1,093
Total other income (expense)	12,513	(7,437)	19,950
Loss before income taxes	(310)	(23,281)	22,971
Provision for income taxes	11	—	11
Net loss	(321)	(23,281)	22,960
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(526)	(4,368)	3,842
Net income (loss) attributable to shareholders	$205	$(18,913)	$19,118
Add: Provision for income taxes	11	—	11
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	7,450	(7,450)
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	—	(3,725)	3,725
Adjusted Net Income (Loss)	$216	$(15,188)	$15,404
__________________________________________________

(1) Includes asset impairment charges of $0 and $3,725 for the years ended December 31, 2017 and 2016, respectively.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net income (loss) attributable to shareholders	$205	$(18,913)	$19,118
Add: Provision for income taxes	11	—	11
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	7,450	(7,450)
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	6,427	6,411	16
Add: Interest expense	3,670	3,747	(77)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(247)	(4,084)	3,837
Adjusted EBITDA (non-GAAP)	$10,066	$(5,389)	$15,455
__________________________________________________

(2) Includes the following items for the years ended December 31, 2017 and 2016: (i) depreciation expense of $165 and $245, (ii) interest expense of $82 and $114, and (iii) asset impairment charges of $0 and $3,725, respectively.
Revenues
Total revenues increased $7.8 million primarily due to higher lease income and other revenue. For the year ended December 31, 2017, the offshore construction support vessel was on hire with a long-term lease arrangement that terminated in November 2017, compared to the year ended December 31, 2016 when the vessel was subject to short-term lease arrangements. For the year ended December 31, 2017, the ROV support vessel was on hire with a long-term lease arrangement, as compared to year ended December 31, 2016 when the long-term lease arrangement for the ROV support vessel was terminated in February 2016 resulting in lower lease income from short-term lease arrangements for the remainder of the year. Other revenue increased $3.1 million primarily due to the crew provisions reimbursement income for the offshore construction support vessel.
Expenses
Total expenses increased $4.8 million primarily due to operating expenses, which principally consists of increases in (i) crew costs of $1.9 million, (ii) legal fees of $1.3 million, (iii) projects costs of $0.8 million, (iv) other operating expenses of $0.5 million and (v) mobilization and costs for spare parts of $0.3 million.
During both 2017 and 2016, there was depreciation expense of $4.8 million and $1.6 million related to the construction support vessel and ROV support vessel, respectively.
During both 2017 and 2016, there was interest expense of $3.6 million and $0.1 million primarily related to financing for the construction support vessel and ROV support vessel, respectively. The note relating to the ROV support vessel was settled during the third quarter of 2017 due to the transfer of interests from the non-controlling interest holder to us.
Other Income (Expense)
Total other income (expense) increased $20.0 primarily due to:
•the sale of available-for-sale securities of an international oil and gas drilling contractor resulting in a gain of $11.4 million;
•the transfer of interests from the non-controlling interest holder to us as settlement for a note receivable, resulting in a gain of $1.1 million in the third quarter of 2017; and
•an asset impairment of $7.5 million in 2016, while there was no impairment in 2017. In July 2016, the shipbuilder delivered a notice of termination of the ship building contract for MT6015 resulting in the impairment of the investment.
Adjusted Net Income (Loss)
Adjusted Net Income increased $15.4 million, primarily due to the changes to net income attributable to shareholders described above, partially offset by the net impact of the impairment recorded during 2016 for the MT6015 vessel.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $15.5 million due to an increase in net income attributable to shareholders of $19.1 million as noted above. This was offset by the asset impairment charge recorded during 2016 for the MT6015 vessel.
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

The following table presents our results of operations and reconciliation of net income (loss) attributable to shareholders to Adjusted Net Income (Loss):

	Year Ended December 31,		Change
(in thousands)	2017	2016
Revenues
Equipment leasing revenues
Finance lease income	$—	$1,113	$(1,113)
Other revenue	100	100	—
Total revenues	100	1,213	(1,113)

Expenses
Operating expenses	9	43	(34)
Interest expense	—	410	(410)
Total expenses	9	453	(444)

Other expense
Equity in losses of unconsolidated entities	(4)	(5,974)	5,970
Gain on sale of assets, net	—	304	(304)
Total other expense	(4)	(5,670)	5,666
Income (loss) before income taxes	87	(4,910)	4,997
Benefit from income taxes	(65)	(86)	21
Net income (loss) attributable to shareholders	$152	$(4,824)	$4,976
Add: Benefit from income taxes	(65)	(86)	21
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Loss from unconsolidated entities (1)	(4)	(2,905)	2,901
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	4	5,974	(5,970)
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Income (Loss)	$87	$(1,838)	$1,925

__________________________________________________
(1) Includes the following items for the years ended December 31, 2017 and 2016: (i) our proportionate share of the unconsolidated entities’ net loss of $189 and $6,161 and (ii) interest expense of $185 and $188, adjusted for (iii) asset impairment charges of $0 and $3,068, respectively.
The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net income (loss) attributable to shareholders	$152	$(4,824)	$4,976
Add: Benefit from income taxes	(65)	(86)	21
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	3	(3)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	410	(410)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	1,354	1,196	158
Less: Equity in earnings of unconsolidated entities	4	5,974	(5,970)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$1,445	$2,673	$(1,228)
__________________________________________________
(2) Includes the following items for the years ended December 31, 2017 and 2016: (i) net loss of $189 and $6,161, (ii) interest expense of $785 and $1,323, (iii) depreciation and amortization expense of $758 and $2,966, and (iv) asset impairment charges of $0 and $3,068, respectively.
Revenues
Total revenues decreased $1.1 million primarily driven by the sale of 42,000 shipping containers that were subject to direct finance leases during the first quarter of 2016 and lower finance lease income as a result of the amortization of the underlying principal balances.
Expenses
Total expenses decreased $0.4 million primarily due to a decrease in interest expense of $0.4 million, due to the termination of the term loan sale of the shipping containers during the first quarter of 2016.
Other Expense
Total other expense decreased $5.7 million primarily driven by income earned from our shipping container joint venture due to the sale of containers in the portfolios for gains, and no impairment was taken during 2017. Partially offsetting the increase in equity income from unconsolidated entities was the gain on sale of direct finance leases of $0.3 million from the sale of 42,000 shipping containers during 2016.
Adjusted Net Income (Loss)
Adjusted Net Income was $0.9 million, an increase of $1.9 million, reflecting the changes noted above coupled with a decrease in the pro-rata share of Adjusted Net Loss from unconsolidated entities. These changes were mostly offset by the change in equity of losses of unconsolidated entities, due to the impairment recorded in 2016.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.2 million, primarily reflecting the change in equity in unconsolidated entities, a higher pro-rata share of Adjusted EBITDA from unconsolidated entities and finance lease income driven by the sale of 42,000 shipping containers during 2016.

Jefferson Terminal Segment
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Revenues
Infrastructure revenues
Terminal services revenues	$10,229	$15,902	$(5,673)
Total revenues	10,229	15,902	(5,673)

Expenses
Operating expenses	31,213	21,886	9,327
Acquisition and transaction expenses	—	400	(400)
Depreciation and amortization	16,193	15,500	693
Interest expense	13,568	13,501	67
Total expenses	60,974	51,287	9,687

Other income (expense)
Equity in losses of unconsolidated entities	(321)	(18)	(303)
Loss on extinguishment of debt	—	(1,579)	1,579
Interest income (expense)	376	(19)	395
Other income	1,980	602	1,378
Total other income (expense)	2,035	(1,014)	3,049
Loss before income taxes	(48,710)	(36,399)	(12,311)
Provision for income taxes	42	74	(32)
Net loss	(48,752)	(36,473)	(12,279)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(22,991)	(16,456)	(6,535)
Net loss attributable to shareholders	$(25,761)	$(20,017)	$(5,744)
Add: Provision for income taxes	42	74	(32)
Add: Equity-based compensation expense	318	(4,051)	4,369
Add: Acquisition and transaction expenses	—	400	(400)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	—	(1,022)
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities (1)	(321)	—	(321)
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	(79)	(52)	(27)
Less: Equity in losses of unconsolidated entities	321	18	303
Less: Non-controlling share of Adjusted Net (Income) Loss (2)	(514)	800	(1,314)
Adjusted Net Loss	$(27,016)	$(21,249)	$(5,767)
__________________________________________________

(1) Includes Jefferson’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed above, for which there were no adjustments.
(2) Includes the following items for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $125 and $(1,581), (ii) provision for income tax of $16 and $29, (iii) acquisition and transaction expenses of $0 and $156, (iv) changes in fair value of non-hedge derivative instruments of $404 and $0, and (v) loss on extinguishment of debt of $0 and $616 less (vi) cash tax payments of $31 and $20, respectively.

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net loss attributable to shareholders	$(25,761)	$(20,017)	$(5,744)
Add: Provision for income taxes	42	74	(32)
Add: Equity-based compensation expense	318	(4,051)	4,369
Add: Acquisition and transaction expenses	—	400	(400)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,579	(1,579)
Add: Changes in fair value of non-hedge derivative instruments	(1,022)	—	(1,022)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	16,193	15,500	693
Add: Interest expense	13,567	13,501	66
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (3)	(321)	—	(321)
Less: Equity in earnings of unconsolidated entities	321	18	303
Less: Non-controlling share of Adjusted EBITDA (4)	(11,751)	(10,184)	(1,567)
Adjusted EBITDA (non-GAAP)	$(8,414)	$(3,180)	$(5,234)
__________________________________________________

(3) Includes net loss of $321 and $0 for the years ended December 31, 2017 and 2016, respectively.
(4) Includes the following items for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $125 and $(1,581), (ii) provision for income taxes of $16 and $29, (iii) interest expense of $4,886 and $4,914, (iv) loss on extinguishment of debt of $0 and $616, (v) acquisition and transaction expenses of $0 and $156, (vi) changes in fair value of non-hedge derivative instruments of $404 and $0, and (vii) depreciation and amortization expense of $6,320 and $6,050, respectively.
Revenues
Total revenues decreased $5.7 million reflecting lower terminal services revenue due to lower throughput and volumes at the Terminal, as a result of increased construction and the conclusion of a long term contract.
Expenses
Total expenses increased $9.7 million primarily reflecting higher operating expenses. The increase in operating expenses reflected higher:
•compensation and benefits expense of $5.3 million resulting from the one-time reversal of stock based compensation expense incurred in 2016;
•facility operations expense of $1.8 million primarily due to higher volume from heavy crude oil trading;
•repairs and maintenance of $1.3 million;
•professional fees of $0.9 million;
•tax expense of $0.5 million;
•equipment storage of $0.3 million; and
•insurance expense of $0.2 million.
The above increases were partially offset by lower environmental expense of $0.9 million related to an oil spill in 2016 and other operating expenses of $0.1 million. Additionally, the increase in total expenses reflected higher depreciation expense of $0.7 million.
Adjusted Net Loss
Adjusted Net Loss increased $5.8 million, primarily due to the changes in net loss attributable to shareholders noted above and an increase in equity-based compensation of $4.4 million, offset by (i) loss on the extinguishment of debt of $1.6 million, (ii) non-controlling share of Adjusted Net Loss of $1.3 million, (iii) changes in fair value of non-hedge derivative instruments of $1.0 million and (iv) lower acquisition and transaction expenses of $0.4 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $5.2 million, primarily due to the changes in net loss attributable to shareholders noted above and an increase in (i) equity-based compensation of $4.4 million, (ii) non-controlling share of Adjusted EBITDA of $1.6 million, (iii) depreciation and amortization of $0.7 million and (iv) interest expense of $0.1 million, mostly offset by decreases in (i) a loss on extinguishment of debt of $1.6 million and (ii) changes in fair value of non-hedge derivative instruments of $1.0 million.

Railroad Segment
The following table presents our results of operations and reconciliation of net (loss) income attributable to shareholders to Adjusted Net Income:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Revenues
Infrastructure revenues
Rail revenues	$32,607	$30,837	$1,770
Total revenues	32,607	30,837	1,770

Expenses
Operating expenses	29,966	27,975	1,991
Depreciation and amortization	2,037	1,926	111
Interest expense	1,029	754	275
Total expenses	33,032	30,655	2,377

Other (loss) income
(Loss) Gain on sale of assets, net	(312)	423	(735)
Total other (loss) income	(312)	423	(735)
(Loss) Income before income taxes	(737)	605	(1,342)
Provision for income taxes	—	—	—
Net (loss) income	(737)	605	(1,342)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(70)	23	(93)
Net (loss) income attributable to shareholders	$(667)	$582	$(1,249)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	730	379	351
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income (1)	(44)	(20)	(24)
Adjusted Net Income	$19	$941	$(922)
__________________________________________________

(1) Includes equity-based compensation of $44 and $20 for the years ended December 31, 2017 and December 31, 2016, respectively.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net (loss) income attributable to shareholders	$(667)	$582	$(1,249)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	730	379	351
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,037	1,925	112
Add: Interest expense	1,029	754	275
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(228)	(166)	(62)
Adjusted EBITDA (non-GAAP)	$2,901	$3,474	$(573)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2017 and 2016: (i) equity-based compensation of $44 and $20, (ii) interest expense of $62 and $41, and (iii) depreciation and amortization expense of $122 and $105, respectively.
Revenues
Total revenues increased $1.8 million due to higher traffic and expanded service offerings to customers. The increase primarily reflects increases in freight transportation revenue of $1.5 million and switching and other rail service revenue of $0.5 million. Partially offsetting the increase was lower car hire income of $0.2 million.
Expenses
Total expenses increased $2.4 million which primarily consists of increases in (i) operating expenses of $2.0 million, (ii) depreciation expense of $0.1 million related to property, plant and equipment and (iii) interest expense of $0.3 million related to borrowings under the CMQR Credit Agreement used to finance the operations of the railroad.
The aforementioned increase in operating expenses of $2.0 million reflects higher (i) general operating expense of $2.1 million due to certain tax benefits that were taken in the prior year not available in 2017, (ii) compensation and benefits of $0.6 million and (iii) fuel expense of $0.5 million. Partially offsetting these increases were lower (i) professional fees of $0.5 million, (ii) bad debt of $0.1 million and (iii) other expenses of $0.6 million.
Adjusted Net Income
Adjusted Net Income decreased $0.9 million primarily due to the changes in net (loss) income attributable to shareholders noted above and higher equity-based compensation expense of $0.4 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.6 million primarily due to the changes in net (loss) income attributable to shareholders noted above, higher equity-based compensation expense of $0.4 million and an increase in interest expense of $0.3 million.

Ports and Terminals
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Revenues
Infrastructure revenues
Lease income	$1,111	$32	$1,079
Other revenue	3,712	—	3,712
Total revenues	4,823	32	4,791

Expenses
Operating expenses	9,117	628	8,489
Depreciation and amortization	1,658	4	1,654
Interest expense	1,088	545	543
Total expenses	11,863	1,177	10,686
Loss before income taxes	(7,040)	(1,145)	(5,895)
Provision for income taxes	—	13	(13)
Net loss	(7,040)	(1,158)	(5,882)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(484)	(157)	(327)
Net loss attributable to shareholders	$(6,556)	$(1,001)	$(5,555)
Add: Provision for income taxes	—	13	(13)
Add: Equity-based compensation expense	295	—	295
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	—	—	—
Less: Cash payments for income taxes	4	(5)	9
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(6,257)	$(993)	$(5,264)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA :

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net loss attributable to shareholders	$(6,556)	$(1,001)	$(5,555)
Add: Provision for income taxes	—	13	(13)
Add: Equity-based compensation expense	295	—	295
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,658	4	1,654
Add: Interest expense	1,089	545	544
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	—	(55)	55
Adjusted EBITDA (non-GAAP)	$(3,514)	$(494)	$(3,020)
__________________________________________________

(1) Includes interest expense of $0 and $55 for the years ended December 31, 2017 and 2016, respectively.
Revenues
Total revenues increased $4.8 million due to butane sales at Repauno of $3.0 million, recorded in other revenue, as well as the leases that were in place at Long Ridge upon the acquisition of $1.0 million, recorded in lease revenue.
Expenses
Total expenses in the Ports and Terminals segment increased $10.7 million primarily due to increases in operating expenses of $8.5 million, depreciation expense of $1.7 million related to property, plant and equipment, and interest expense of $0.5 million related to the payment obligation to the non-controlling interest holder as part of the Repauno purchase.
The increase in operating expenses was driven by higher (i) compensation and benefits of $2.6 million, (ii) cost of sales of $2.0 million related to the sale of butane, (iii) professional fees of $1.4 million, (iv) facility operations of $1.3 million and (v) other operating expenses of $1.2 million. The increase in depreciation expense is related to the cavern being put into service at Repauno and assets in service at Long Ridge.
Adjusted Net Loss
Adjusted Net Loss increased $5.3 million primarily due to the changes in net loss attributable to shareholders noted above and higher equity-based compensation expense of $0.3 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.0 million primarily due to (i) the changes in net loss attributable to shareholders noted above, (ii) higher equity-based compensation expense of $0.3 million, (iii) an increase in depreciation and amortization of $1.7 million and (iv) an increase in interest expense of $0.5 million.

Corporate
The following table presents our results of operations and reconciliation of net loss attributable to shareholders to Adjusted Net Loss:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Expenses
Operating expenses	$—	$14	$(14)
General and administrative	14,570	12,314	2,256
Acquisition and transaction expenses	6,865	5,836	1,029
Management fees and incentive allocation to affiliate	15,732	16,742	(1,010)
Interest expense	19,472	—	19,472
Total expenses	56,639	34,906	21,733

Other expense
Loss on extinguishment of debt	(2,456)	—	(2,456)
Total other expense	(2,456)	—	(2,456)
Loss before income taxes	(59,095)	(34,906)	(24,189)
Provision for income taxes	—	—	—
Net loss	(59,095)	(34,906)	(24,189)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(11)	11
Net loss attributable to shareholders	(59,095)	(34,895)	(24,200)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	6,865	5,836	1,029
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Pro-rata share of Adjusted Net Income from unconsolidated entities	—	—	—
Add: Incentive allocations	514	—	514
Less: Cash payments for income taxes	(25)	(14)	(11)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted Net Income	—	—	—
Adjusted Net Loss	$(49,285)	$(29,073)	$(20,212)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,		Change
(in thousands)	2017	2016
Net loss attributable to shareholders	$(59,095)	$(34,895)	$(24,200)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	6,865	5,836	1,029
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,456	—	2,456
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	514	—	514
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	19,472	—	19,472
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$(29,788)	$(29,059)	$(729)
Expenses
Total expenses increased $21.7 million primarily due to increases in:
•interest expense of $19.5 million related to the Senior Notes entered into during 2017;
•general and administrative expenses of $2.3 million, consisting of (i) reimbursement expenses to our manager of $0.8 million, (ii) general corporate costs of $0.4 million and (iii) professional fees related to SOX expenses of $1.1 million; and
•acquisition and transaction costs of $1.0 million related to reimbursement expenses to our manager as we continue to evaluate new investments.
These increases were partially offset by lower management fees of $1.0 million due to a lower equity balance.
Adjusted Net Loss
Adjusted Net Loss increased $20.2 million primarily due to the (i) changes in net loss attributable to shareholders noted above, (ii) higher acquisition and transaction expenses of $1.0 million related to potential acquisition opportunities and (iii) a loss on the extinguishment of debt of $2.5 million.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $0.7 million primarily due to (i) the changes in net loss attributable to shareholders noted above, (ii) higher interest expense of $19.5 million related to the Senior Notes and Revolving Line of Credit, (iii) higher acquisition and transaction expenses of $1.0 million related to potential acquisition opportunities and (iv) a loss on the extinguishment of debt of $2.5 million.

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

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions or expansion of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments.
•In the years ended December 31, 2018, 2017, and 2016, cash used for the purpose of making investments was $751.5 million, $594.6 million, and $308.1 million, respectively.
•In the years ended December 31, 2018, 2017 and 2016, distributions to shareholders, including cash dividends, were $110.6 million, $100.1 million and $100.0 million, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our transportation infrastructure and equipment assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) proceeds from borrowings or the issuance of securities and (iii) proceeds from asset sales.
•During the years ended December 31, 2018, 2017, and 2016, cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $189.3 million, $96.0 million and $48.2 million, respectively.
•During the year ended December 31, 2018, additional borrowings were obtained in connection with (i) the 2025 Notes of $291.0 million, (ii) the Revolving Credit Facility of $275.0 million, (iii) the 2022 Notes of $100.0 million, (iv) the Jefferson Revolver of $49.5 million and (v) the CMQR Credit Agreement of $35.5 million. We made principal payments of $218.8 million primarily related to the Revolving Credit Facility and CMQR Credit Agreement.
During the year ended December 31, 2017, additional borrowings were obtained in connection with (i) the Term Loan of $97.2 million, net of deferred financing costs, (ii) the Revolving Credit Facility of $95.0 million, (iii) the CMQR Credit Agreement of $32.0 million and (iv) the Senior Notes of $343.0 million, net of deferred financing costs and repayment of the Term Loan. We made principal repayments of $125.2 million, primarily related to the FTAI Pride Credit Agreement, the Revolving Credit Facility and the CMQR Credit Agreement.
During year ended December 31, 2016, additional borrowings were obtained in connection with the Series 2016 Bonds of $99.9 million and the CMQR Credit Agreement of $10.8 million. We made total principal repayments of $160.2 million, primarily related to the termination of the Jefferson Terminal Credit Agreement, Container Loan #1, and Container Loan #2.
•During the years ended December 31, 2018, 2017, and 2016 proceeds from the sale of assets were $44.1 million, $121.4 million and $94.4 million, respectively.
•During the year ended December 31, 2018, proceeds from the issuance of common stock were $148.3 million, net of issuance costs of $0.8 million.
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
Historical Cash Flow
The following table compares the historical cash flow for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flow Data:
Net cash provided by operating activities	$133,697	$68,497	$30,903
Net cash used in investing activities	(703,533)	(472,265)	(210,749)
Net cash provided by (used in) financing activities	597,867	363,078	(89,971)

Comparison of the years ended December 31, 2018 and December 31, 2017
Net cash provided by operating activities increased $65.2 million primarily due to an increase in net income of $7.5 million and adjustments to reconcile net income which include increases in (i) depreciation and amortization of $48.2 million, (ii) amortization of lease intangibles and incentives of $18.4 million and (iii) a change in gain on sale of equipment of $14.4 million. These increases were partially offset by security deposits and maintenance claims included in earnings of $6.3 million and a change in fair value of non-hedge derivatives of $4.5 million. Also contributing to the offset were the changes in accounts receivable, other assets, and other liabilities due to the continued expansion of operations across all business segments.
Net cash used in investing activities increased $231.3 million primarily due to (i) the acquisition of property, plant and equipment of $113.9 million, (ii) the acquisition of leasing equipment and lease intangibles of $73.5 million in the Aviation Leasing segment and (iii) lower proceeds from the sale of leasing equipment and available-for-sale securities of $47.1 million and $30.2 million, respectively. Partially offsetting this increase was a change in cash used for investments of $30.4 million.
Net cash provided by financing activities increased $234.8 million primarily due to proceeds from borrowings under (i) the 2025 Notes of $291.0 million, (ii) a net increase in the Revolving Credit Facility of $180.0 million and (iii) the Jefferson Revolver of $49.5 million. Additionally, we received proceeds from the issuance of common stock, net of issuance costs of $147.5 million. Partially offsetting these increases were (i) a net decrease in proceeds from borrowings under the 2022 Notes of $340.2 million and (ii) a net increase in repayments of the Revolving Credit Facility and CMQR Credit Agreement of $80.0 million and $14.2 million, respectively.
Comparison of the years ended December 31, 2017 and December 31, 2016
Net cash provided by operating activities increased $37.6 million primarily due to an increase in net income of $17.4 million and adjustments to reconcile net income which include increases in (i) depreciation and amortization of $27.9 million, (ii) equity based compensation of $5.0 million and (iii) amortization of lease intangibles and incentives of $2.9 million. These increases were partially offset by asset impairment of $7.5 million in 2016 and a change in gain on sale of equipment of $12.3 million as compared to 2016. Also contributing to the offset were the changes in accounts receivable, other assets, and other liabilities due to the continued expansion of operations across all business segments.
Net cash used in investing activities increased $261.5 million primarily due to (i) the acquisition of leasing equipment and lease intangibles of $230.8 million in the Aviation Leasing segment, (ii) cash used for investments of $1.5 million and (iii) the acquisition of property, plant and equipment of $58.7 million mainly due to the acquisition of Long Ridge. Partially offsetting this increase were higher proceeds from the sale of leasing equipment and available-for-sale securities of $68.2 million and $30.2 million, respectively. Additionally, cash used in investing activities increased due to less cash received from the sale of two finance leases of $71.0 million.
Net cash provided by financing activities increased $453.0 million primarily due to proceeds from borrowings under (i) the Term Loan of $97.2 million, net of deferred financing costs, (ii) the Revolving Credit Facility of $95.0 million, (iii) the CMQR Credit Agreement of $32.0 million and (iv) the Senior Notes of $343.0 million, net of deferred financing costs and repayment of the Term Loan. Also contributing to the increase was a decrease in the repayment of debt related to the termination of the Jefferson Terminal Credit Agreement and loans associated with the sale of shipping containers in 2016, as well as an increase in receipt of maintenance deposits of $12.2 million, offset by a decrease in cash contributions from non-controlling interests of $11.4 million.
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

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net Cash Provided by Operating Activities	$133,697	$68,497	$30,903
Add: Principal Collections on Finance Leases	1,981	473	2,513
Add: Proceeds from Sale of Assets	44,085	121,419	94,875
Add: Return of Capital Distributions from Unconsolidated Entities	2,085	—	432
Less: Required Payments on Debt Obligations (1)	(7,793)	(8,368)	(53,668)
Less: Capital Distributions to Non-Controlling Interest	—	(254)	—
Exclude: Changes in Working Capital	7,610	(4,515)	1,730
Funds Available for Distribution (FAD)	$181,665	$177,252	$76,785
_____________________________________________________

(1) Required payments on debt obligations for the year ended December 31, 2018 exclude $175,000 repayment of the Revolving Credit Facility and $36,026 repayment of the CMQR Credit Agreement, and for the year ended December 31, 2017 exclude $100,000 repayment of the Term Loan, $95,000 repayment of the Revolving Credit Facility and $21,855 repayment of the CMQR Credit Agreement, and for the year ended December 31, 2016 exclude $98,750 repayment upon the termination of the Jefferson Terminal Credit Agreement and $7,748 repayment under the CMQR Credit Agreement which were voluntary refinancing as repayment of these amounts were not required at this time.
Limitations
FAD is subject to a number of limitations and assumptions and there can be no assurance that we will generate FAD sufficient to meet our intended dividends. FAD has material limitations as a liquidity measure because such measure excludes items that are required elements of our net cash provided by operating activities as described below. FAD should not be considered in isolation nor as a substitute for analysis of our results of operations under GAAP, and it is not the only metric that should be considered in evaluating our ability to meet our stated dividend policy. Specifically:
•FAD does not include equity capital called from our existing limited partners, proceeds from any debt issuance or future equity offering, historical cash and cash equivalents and expected investments in our operations.
•FAD does not give pro forma effect to prior acquisitions, certain of which cannot be quantified.
•While FAD reflects the cash inflows from sale of certain assets, FAD does not reflect the cash outflows to acquire assets as we rely on alternative sources of liquidity to fund such purchases.
•FAD does not reflect expenditures related to capital expenditures, acquisitions and other investments as we have multiple sources of liquidity and intend to fund these expenditures with future incurrences of indebtedness, additional capital contributions and/or future issuances of equity.
•FAD does not reflect any maintenance capital expenditures necessary to maintain the same level of cash generation from our capital investments.
•FAD does not reflect changes in working capital balances as management believes that changes in working capital are primarily driven by short term timing differences, which are not meaningful to our distribution decisions.
•Management has significant discretion to make distributions, and we are not bound by any contractual provision that requires us to use cash for distributions.
If such factors were included in FAD, there can be no assurance that the results would be consistent with our presentation of FAD.
Debt Obligations
See Note 8 to the Consolidated Financial Statements for information related to our debt obligations.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of December 31, 2018, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of December 31, 2018.

	Payments Due by Period
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
FTAI Pride Credit Agreement	$47,743	$47,743	$—	$—	$—	$—	$—
CMQR Credit Agreement	22,265	22,265	—	—	—	—	—
Jefferson Revolver	49,805	—	—	49,805	—	—	—
DRP Revolver	—	—	—	—	—	—	—
Revolving Credit Facility	100,000	—	—	100,000	—	—	—
Series 2012 Bonds	41,220	1,670	1,810	1,960	2,120	2,295	31,365
Series 2016 Bonds	144,200	—	144,200	—	—	—	—
Senior Notes due 2022	550,000	—	—	—	550,000	—	—
Senior Notes due 2025	300,000	—	—	—	—	—	300,000
Total principal payments on loans and bonds payable	1,255,233	71,678	146,010	151,765	552,120	2,295	331,365

Total estimated interest payments (1)	309,134	80,304	67,624	62,396	30,098	22,182	46,530
Obligation to third-party	16,614	16,614	—	—	—	—	—
Operating lease obligations	119,333	8,980	5,225	3,890	3,321	2,715	95,202
Capital lease obligations	1,096	380	365	232	110	9	—
	446,177	106,278	73,214	66,518	33,529	24,906	141,732
Total contractual obligations	$1,701,410	$177,956	$219,224	$218,283	$585,649	$27,201	$473,097
______________________________________________________________________________________
(1) Estimated interest payments based on rates as of December 31, 2018.

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

Finance Leases—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, include a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.
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
We record the portion of maintenance payments paid by the lessee that are expected to be reimbursed as maintenance deposit liabilities on the Consolidated Balance Sheet. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are recorded against the maintenance deposit liability.
In certain leases, the lessee or us may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease. When the lessee is required to return the aircraft in an improved maintenance condition, we record a maintenance right asset, as a component of other assets, for the estimated value of the end-of-life maintenance payment at acquisition. We recognize payments received as end-of-lease compensation adjustments, within lease revenue or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event we are required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability when we are obligated and can reasonably estimate such payment.
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

Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; or the introduction of newer technology aircraft, vessels, engines or railcars. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.

Management develops the assumptions used in the recoverability analysis based on its knowledge of active contracts, current and future expectations of the global demand for a particular asset and historical experience in the leasing markets, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, terminal service, and freight rail rates, residual values, economic conditions, technology, demand for a particular asset type and other factors. With respect to our offshore segment, although we expect current market conditions to improve, if such conditions persist for an extended period of time, this could result in the impairment of some of our offshore vessels.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116.6 million as of both December 31, 2018 and 2017.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2018 or 2017.
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
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2019 subject to obtaining rail capacity for crude, permits for pipeline and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 2.1 million of storage, or approximately 10% of capacity, is currently operational. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 14% and our terminal growth rate of 3%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next two to three years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2019. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, strengthening macroeconomic conditions such as increased oil prices and the increasing spread between Western Canadian Crude and Western Texas Intermediate are better than we anticipated, and we remain positive for the outlook of Jefferson Terminal’s earnings potential.
For the years ended December 31, 2018, 2017, and 2016 there was no impairment of goodwill.
Income Taxes—A portion of our income earned by our corporate subsidiaries is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of our income is allocated directly to our partners and is not subject to a corporate level of taxation. Certain subsidiaries of ours are subject to income tax in the foreign countries in which they conduct business.

We account for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.
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
As of December 31, 2018, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of approximately $2.0 million over the next 12 months before the impact of interest rate derivatives.
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

Item 8.    Financial Statements and Supplementary Data

In accordance with Regulation S-X 3-09, the consolidated financial statements of Intermodal Finance I Ltd. as of December 31, 2018 (unaudited) and December 31, 2017 and for the years ended December 31, 2018 (unaudited), 2017, and 2016, are presented herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortress Transportation and Infrastructure Investors LLC (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss) changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
February 28, 2019

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2018	2017
Assets
Cash and cash equivalents	2	$99,601	$59,400
Restricted cash	2	21,236	33,406
Accounts receivable, net		53,789	31,076
Leasing equipment, net	3	1,432,210	1,074,130
Finance leases, net	4	18,623	9,244
Property, plant, and equipment, net	5	708,853	489,949
Investments	6	40,560	42,538
Intangible assets, net	7	38,513	40,043
Goodwill		116,584	116,584
Other assets	2	108,809	59,436
Total assets		$2,638,778	$1,955,806

Liabilities
Accounts payable and accrued liabilities		$112,188	$68,226
Debt, net	8	1,237,347	703,264
Maintenance deposits	2	158,163	103,464
Security deposits	2	38,539	27,257
Other liabilities		38,759	18,520
Total liabilities		1,584,996	920,731

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 84,050,889 and 75,771,738 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)		840	758
Additional paid in capital		1,029,376	985,009
Accumulated deficit		(32,817)	(38,699)
Accumulated other comprehensive income		—	—
Shareholders' equity		997,399	947,068
Non-controlling interest in equity of consolidated subsidiaries		56,383	88,007
Total equity		1,053,782	1,035,075
Total liabilities and equity		$2,638,778	$1,955,806

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2018	2017	2016
Revenues
Equipment leasing revenues		$253,039	$170,000	$101,949
Infrastructure revenues		126,839	47,659	46,771
Total revenues	10	379,878	217,659	148,720

Expenses
Operating expenses		167,514	92,385	66,169
General and administrative		17,126	14,570	12,314
Acquisition and transaction expenses		6,968	7,306	6,316
Management fees and incentive allocation to affiliate	13	15,726	15,732	16,742
Depreciation and amortization	3, 5, 7	136,354	88,110	60,210
Interest expense		57,854	38,827	18,957
Total expenses		401,542	256,930	180,708

Other income (expense)
Equity in losses of unconsolidated entities	6	(1,008)	(1,601)	(5,992)
Gain on sale of assets, net		3,911	18,281	5,941
Loss on extinguishment of debt		—	(2,456)	(1,579)
Asset impairment		—	—	(7,450)
Interest income		488	688	136
Other income		3,941	3,073	602
Total other income (expense)		7,332	17,985	(8,342)

Loss before income taxes		(14,332)	(21,286)	(40,330)
Provision for income taxes	12	1,372	1,954	268
Net loss		(15,704)	(23,240)	(40,598)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(21,586)	(23,374)	(20,534)
Net income (loss) attributable to shareholders		$5,882	$134	$(20,064)

Earnings (loss) per share:
Basic	15	$0.07	$—	$(0.26)
Diluted	15	$0.07	$—	$(0.26)

Weighted Average Shares Outstanding:
Basic		83,654,068	75,766,811	75,738,698
Diluted		83,664,833	75,766,811	75,738,698

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(15,704)	$(23,240)	$(40,598)
Other comprehensive loss:
Cash Flow Hedge:
Change in fair value of cash flow hedge	—	—	(97)
Available-for-Sale Securities:
Unrealized gain in available-for-sale securities	—	4,276	7,130
Reclassification of gains included in net income	—	(11,406)	—
Comprehensive loss	(15,704)	(30,370)	(33,565)
Comprehensive loss attributable to non-controlling interest	(21,586)	(23,374)	(20,534)
Comprehensive income (loss) attributable to shareholders	$5,882	$(6,996)	$(13,031)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	$757	$1,184,198	$(18,769)	$97	$124,403	$1,290,686
Comprehensive income (loss):
Net loss for the period			(20,064)		(20,534)	(40,598)
Other comprehensive income			—	7,033	—	7,033
Total comprehensive income (loss)			(20,064)	7,033	(20,534)	(33,565)
Capital contributions					12,121	12,121
Settlement of equity-based compensation					(200)	(200)
Issuance of common shares	1	336			—	337
Dividends declared		(99,977)			(50)	(100,027)
Equity-based compensation		200			(3,872)	(3,672)
Equity - December 31, 2016	$758	$1,084,757	$(38,833)	$7,130	$111,868	$1,165,680
Comprehensive income (loss):
Net income (loss) for the period			134		(23,374)	(23,240)
Other comprehensive loss			—	(7,130)	—	(7,130)
Total comprehensive income (loss)			134	(7,130)	(23,374)	(30,370)
Capital contributions					1,296	1,296
Capital distributions					(254)	(254)
Transfer of non-controlling interest					(2,798)	(2,798)
Settlement of equity-based compensation					(74)	(74)
Issuance of common shares	—	310			—	310
Dividends declared		(100,058)			—	(100,058)
Equity-based compensation		—			1,343	1,343
Equity - December 31, 2017	$758	$985,009	$(38,699)	$—	$88,007	$1,035,075
Comprehensive income (loss):
Net income (loss) for the period			5,882		(21,586)	(15,704)
Other comprehensive income			—	—	—	—
Total comprehensive income (loss)			5,882	—	(21,586)	(15,704)
Purchase of non-controlling interest		7,225			(10,930)	(3,705)
Dividends declared		(110,584)			—	(110,584)
Issuance of common shares	82	147,717			—	147,799
Equity-based compensation		9			892	901
Equity - December 31, 2018	$840	$1,029,376	$(32,817)	$—	$56,383	$1,053,782

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(15,704)	$(23,240)	$(40,598)
Adjustments to reconcile net loss to cash provided by operating activities:
Equity in losses of unconsolidated entities	1,008	1,601	5,992
Gain on sale of assets, net	(3,911)	(18,281)	(5,941)
Security deposits and maintenance claims included in earnings	(6,323)	(60)	(300)
Loss on extinguishment of debt	—	2,456	1,579
Equity-based compensation	901	1,343	(3,672)
Depreciation and amortization	136,354	88,110	60,210
Gain on settlement of liabilities	—	(1,093)	—
Asset impairment	—	—	7,450
Change in current and deferred income taxes	649	227	(387)
Change in fair value of non-hedge derivative	(5,523)	(1,022)	3
Amortization of lease intangibles and incentives	26,659	8,306	5,447
Amortization of deferred financing costs	5,430	4,202	2,576
Operating distributions from unconsolidated entities	—	—	30
Bad debt expense	1,771	701	158
Other	(4)	732	86
Change in:
Accounts receivable	(23,340)	(12,001)	(7,980)
Other assets	(26,212)	6,475	(8,584)
Accounts payable and accrued liabilities	30,471	10,266	7,726
Management fees payable to affiliate	1,820	899	457
Other liabilities	9,651	(1,124)	6,651
Net cash provided by operating activities	133,697	68,497	30,903

Cash flows from investing activities:
Investment in notes receivable	(912)	—	(3,066)
Investment in unconsolidated entities and available for sale securities	(1,115)	(30,309)	(28,784)
Principal collections on finance leases	1,981	473	2,513
Acquisition of leasing equipment	(497,988)	(425,769)	(200,640)
Acquisition of property plant and equipment	(229,963)	(116,031)	(57,371)
Acquisition of lease intangibles	(11,396)	(10,149)	(4,527)
Purchase deposit for aircraft and aircraft engines	(10,150)	(12,299)	(13,681)
Proceeds from sale of finance leases	—	—	71,000
Proceeds from sale of leasing equipment	44,062	91,130	22,885
Proceeds from sale of available-for-sale securities	—	30,238	—
Proceeds from sale of property, plant and equipment	23	51	490
Proceeds from deposit on sale of leasing equipment	240	400	250
Return of deposit on sale of leasing equipment	(400)	—	(250)
Return of capital distributions from unconsolidated entities	2,085	—	432
Net cash used in investing activities	$(703,533)	$(472,265)	$(210,749)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from debt	$750,980	$567,191	$152,140
Repayment of debt	(218,819)	(125,223)	(160,166)
Payment of other liabilities to non-controlling interest holder	—	—	(1,000)
Payment of deferred financing costs	(3,055)	(3,377)	(4,246)
Receipt of security deposits	9,264	7,290	3,815
Return of security deposits	(1,775)	(3,231)	(316)
Receipt of maintenance deposits	53,645	27,049	14,804
Release of maintenance deposits	(25,582)	(6,270)	(6,255)
Proceeds from issuance of common shares, net of underwriter's discount	148,318	—	—
Common shares issuance costs	(820)	—	—
Capital contributions from non-controlling interests	—	35	11,480
Capital distributions to non-controlling interests	—	(254)	—
Settlement of equity-based compensation	—	(74)	(200)
Purchase of non-controlling interest shares	(3,705)	—	—
Cash dividends	(110,584)	(100,058)	(100,027)
Net cash provided by (used in) financing activities	597,867	363,078	(89,971)

Net increase (decrease) in cash and cash equivalents and restricted cash	28,031	(40,690)	(269,817)
Cash and cash equivalents and restricted cash, beginning of period	92,806	133,496	403,313
Cash and cash equivalents and restricted cash, end of period	$120,837	$92,806	$133,496

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$43,636	$25,068	$13,150
Cash paid for taxes	721	1,726	654

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$511	$108,339	$2,860
Repayment and settlement of debt	—	(102,352)	—
Acquisition of leasing equipment	(14,263)	(35,332)	(7,724)
Acquisition of property, plant and equipment	(17,587)	(37,281)	(12,184)
Financing of property, plant and equipment	—	—	5,321
Settled and assumed security deposits	3,793	3,312	758
Billed, assumed and settled maintenance deposits	24,518	37,292	6,350
Deferred financing costs	(4,500)	(8,802)	(2,884)
Non-cash contribution of non-controlling interest	—	1,261	641
Equity compensation to non-controlling interest	892	1,343	(3,872)
Change in fair value of cash flow hedge	—	—	(97)
Transfer of non-controlling interest	7,225	(2,798)	—
Issuance of common shares	301	—	—

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
1.  ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC ("we", "us", "our" or the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), is engaged in the ownership and leasing of i) aviation equipment, ii) offshore energy equipment and iii) shipping containers. We also own and operate i) a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), iii) a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”), and iv) a multi-modal terminal located along the Ohio River with multiple industrial development opportunities (“Long Ridge”). We have six reportable segments, i) Aviation Leasing, ii) Offshore Energy, iii) Shipping Containers, iv) Jefferson Terminal, v) Railroad and vi) Ports and Terminals, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 14).
At December 31, 2014, through their investment in us, the beneficial owners of the Partnership were Fortress Worldwide Transportation and Infrastructure Investors LP (the “Onshore Fund”), with an 89.97% interest and Fortress Worldwide Transportation and Infrastructure Offshore LP (the “Offshore Fund”) with a 9.98% interest; in addition, Fortress Worldwide Transportation and Infrastructure Master GP LLP (the “Master GP”) holds a 0.05% interest. The Master GP is owned by an affiliate of Fortress. The Onshore Fund and the Offshore Fund (collectively, the “Initial Shareholders”) are investment vehicles which are sponsored by Fortress. The general partner of the Onshore Fund and the Offshore Fund is an affiliate of Fortress.
In May 2015, the remaining capital commitments of the investors of the Onshore Fund, Offshore Fund and Master GP were called.  Through a series of transactions, the Master GP contributed its rights to previously undistributed incentive allocations pursuant to the partnership agreement in exchange for the limited partnership interests in the Onshore Fund and the Offshore Fund equal to the amount of any such undistributed incentive allocations and 53,502,873 common shares were issued to the Onshore Fund and Offshore Fund based on their relative interests in us.
On May 20, 2015, we completed our Initial Public Offering (“IPO”) of 20 million common shares at a price to the public of $17.00 per share. On June 15, 2015, the underwriters exercised their overallotment option, pursuant to which we issued an additional 2.2 million shares to such underwriters at the IPO price.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of us and our subsidiaries.
Principles of Consolidation—We consolidate all entities in which we have a controlling interest and in which we have control over significant operating decisions, as well as variable interest entities (“VIEs”) in which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
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
WWTAI IES MT6015 Ltd
We previously held an interest in WWTAI IES MT6015 Ltd. (“MT6015”), an entity formed in 2014 which had entered into a contract with a shipbuilder for the construction of an offshore multi service / inspection, maintenance and repair vessel (the “Vessel”) for a price of approximately $75 million. Our subsidiary and a third party each held a 50% interest in MT6015 and had equal representation on its board of directors. In connection with the initial capitalization of MT6015, another subsidiary of ours provided the third party partner with a $3.7 million loan which was utilized by the third party partner to fund its equity contribution to MT6015. In addition, the agreement provided us with disproportionate voting rights, in certain situations, as defined in the agreement. Accordingly, we determined that MT6015 is a VIE and that we were the primary beneficiary; accordingly, MT6015 had been presented on a consolidated basis in the accompanying financial statements.
During 2016, we determined not to proceed with the purchase of the Vessel. The shipbuilder delivered a notice of termination of the shipbuilding contract to MT6015 in July 2016. Correspondingly, in the second quarter of 2016, we recorded an impairment in our MT6015 investment of $7.5 million. The shipbuilder has no further recourse to us.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
During 2017, we entered into a settlement arrangement whereby the holder of the non-controlling interest settled its $3.7 million loan due to us by transferring its interest in our subsidiary, and the note payable due to the holder of the non-controlling interest was extinguished. The settlement resulted in a net gain of $1.1 million recorded in other income.
JGP Energy Partners LLC
During the third quarter of 2016, we initiated activities in our 50% owned joint venture, JGP Energy Partners LLC (“JGP”). The other 50% member to the joint venture is a third party ethanol producer. The purpose of the venture is to build storage capacity with capabilities to receive and/or distribute ethanol via water, rail or truck. Each member agreed to contribute up to $27 million (for a total of $54 million) for the development and construction of the ethanol terminal facilities. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a VIE. We concluded that we are not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, we do not consolidate JGP and account for this investment in accordance with the equity method.
As of December 31, 2018 and 2017, our investment in JGP was $25.5 million and $24.9 million, respectively, which is included in investments on our balance sheet.  Refer to Note 6 for further details.
Delaware River Partners LLC
On July 1, 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold a 90% economic interest and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. We have the right to purchase an additional 8% economic interest from the non-controlling party prior to the fifth year anniversary of the acquisition of Repauno. At the time of the purchase, we concluded that 8% of the 10% interest held by the non-controlling party did not share in the risks or rewards of true equity; and, therefore upon acquisition $5.3 million was recorded in other liabilities on our Consolidated Balance Sheets. The remaining 2% economic non-controlling interest was valued at $0.6 million at the acquisition date.
Ohio River Partners LLC
On June 16, 2017, through Ohio River Partners Shareholders LLC (“ORP”), a consolidated subsidiary, we purchased the assets of Long Ridge which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. We purchased 100% of the interests in these assets. ORP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.
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
Risks and Uncertainties—In the normal course of business, we encounter several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee, customer, or derivative counterparty to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which we operate which could adversely impact the pricing of our services or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of our leasing equipment or operating assets. Capital market risk is the risk that we are unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities. Through our subsidiaries, we also conduct operations outside of the United States; such international operations are subject to the same risks as those associated with our United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. We do not have significant exposure to foreign currency risk as all of our leasing arrangements, terminal services revenue and the majority of freight rail revenue are denominated in U.S. dollars.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (Note 8), and funds set aside for qualifying constructions projects at Jefferson Terminal.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Available-For-Sale Securities—We consider listed equity securities as available-for-sale securities recorded at fair value with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. Our basis on which the cost of the security sold or the amount reclassified out of other comprehensive income into earnings is determined using specific identification. We realized a gain of $11.4 million on the sale of available-for-sale securities during the year ended December 31, 2017, recorded in Gain on sale of assets, net in our Consolidated Statements of Operations. We did not hold any available-for-sale securities as of December 31, 2018 or 2017.
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. As of December 31, 2018 and 2017, we had commodities inventory of $10.4 million and $8.9 million, respectively. We record our inventory as a component of other assets on the accompanying Consolidated Balance Sheets.
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
We review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted.
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
(Dollars in tables in thousands, unless otherwise noted)
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
In April 2018, through Ohio Gasco LLC, a consolidated subsidiary, we purchased a 40% working interest in approximately 21,000 acres of natural gas reserves located in southeastern Ohio. Our interest in this natural gas joint venture is consolidated on a proportionate basis in accordance with Accounting Standards Codification ("ASC") Topic 932 Extractive Activities – Oil and Gas. We follow the successful efforts method of accounting for costs incurred in oil and gas producing activities. Capitalized costs are amortized using the unit-of-production method based on total proved reserves.
Capitalized Interest—The interest cost associated with major development, construction projects and tax exempt bonds is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $10.7 million, $2.6 million and $2.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Repairs and maintenance expense of $8.7 million, $5.0 million and $3.7 million were recorded in operating expenses in the accompanying Consolidated Statements of Operations during the years ended December 31, 2018, 2017 and 2016, respectively.
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; or the introduction of newer technology aircraft, vessels, engines or railcars. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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
Security Deposits—Our operating leases generally require the lessee to pay a security deposit or provide a letter of credit. Security deposits are held until specified return dates stipulated in the lease or lease expiration.
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
We record the portion of maintenance payments paid by the lessee that are expected to be reimbursed as maintenance deposit liabilities on the Consolidated Balance Sheet. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are recorded against the maintenance deposit liability.
In certain acquired leases, we or the lessee may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease. When the lessee is required to return the aircraft in an improved maintenance condition, we record a maintenance right asset, as a component of other assets, for the estimated value of the end-of-life maintenance payment at acquisition. We recognize payments received as end-of-lease compensation adjustments, within lease revenue or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event we are required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability and expensed when we are obligated and can reasonably estimate such payment.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116.6 million as of both December 31, 2018 and 2017.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2018 or 2017.
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
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2019 subject to obtaining rail capacity for crude, permits for pipeline and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 2.1 million of storage, or approximately 10% of capacity, is currently operational. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 14% and our terminal growth rate of 3%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next two to three years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2019. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, due to strengthening macroeconomic conditions such as increased oil prices and projected increasing spreads between Western Canadian Crude and Western Texas Intermediate, we remain positive for the outlook of Jefferson Terminal’s earnings potential.
For the years ended December 31, 2018, 2017, and 2016 there was no impairment of goodwill.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and existing customer relationships acquired in connection with the acquisitions of CMQR and Jefferson Terminal.
In accounting for acquired leasing equipment, we make estimates about the fair value of the acquired leases. In determining the fair value of these leases, we make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into rental income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of approximately 33 months as of December 31, 2018, and are recorded as a component of equipment leasing revenues in the accompanying Consolidated Statements of Operations.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 10 years, no estimated residual value, and amortization is recorded as a component of depreciation and amortization in the accompanying Consolidated Statements of Operations. The weighted-average remaining amortization period was approximately 68 months as of December 31, 2018.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $14.5 million and $11.4 million as of December 31, 2018 and December 31, 2017, respectively, are recorded as a component of debt in the accompanying Consolidated Balance Sheets. Amortization expense of $5.4 million, $4.2 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included as a component of interest expense in the accompanying Consolidated Statements of Operations.
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
Finance Leases—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, include a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Lease Income—Lease income consists of rental income from tenants for storage space. Lease income is recognized on a straight-line basis over the terms of the relevant lease agreement.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the years ended December 31, 2018 and 2016, we earned approximately 16% and 10%, respectively, of our revenue from one customer in the Jefferson Terminal segment. During the year ended December 31, 2017, no customer accounted for 10% of our revenue.
As of December 31, 2018, accounts receivable from two customers in the Jefferson Terminal segment each represented 17% and 15% of total accounts receivable, net. As of December 31, 2017, accounts receivable from two customers in the Offshore Segment each represented 17% and 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts at December 31, 2018 and December 31, 2017 was $1.1 million and $1.0 million, respectively. Bad debt expense was $1.8 million, $0.7 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Derivative Financial Instruments—We enter into short-term and long-term crude forward contracts. Gains and losses related to our sales and purchase derivatives are recorded on a gross basis and are included in Other revenue and Operating expenses, respectively, in our Consolidated Statements of Operations. See Note 9 for additional details.
Foreign Currency—Our functional and reporting currency is the U.S. dollar. Purchases and sales of assets and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions. Net realized foreign currency gains or losses relating to the differences between these recorded amounts and the U.S. dollar equivalent actually received or paid are reported as a component of operating expenses within the Consolidated Statement of Operations.
Income Taxes—A portion of our income earned by our corporate subsidiaries is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of our income is allocated directly to our partners and is not subject to a corporate level of taxation. Certain subsidiaries of ours are subject to income tax in the foreign countries in which they conduct business.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
We account for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations.
Other Assets—Other assets is primarily comprised of commodities inventory of $10.4 million and $8.9 million, leasing equipment purchase deposits of $10.2 million and $12.3 million, lease incentives of $51.0 million and $23.8 million, prepaid expenses of $8.2 million and $4.1 million and derivative assets of $7.5 million and $1.0 million as of December 31, 2018 and December 31, 2017, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. In both the fourth quarters ended December 31, 2018 and 2017, the Board of Directors declared a cash dividend of $0.33 per share, for a total of $1.32 of dividends per share for each of the years ended December 31, 2018 and 2017.
Recent Accounting Pronouncements—In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. We adopted ASU 2016-01 as of January 1, 2018 and the adoption of this guidance did not have any impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments ASU 2016-16 require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. We adopted ASU 2016-16 as of January 1, 2018 and the adoption of this guidance did not have an impact on our consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. We adopted ASU 2016-18 as of January 1, 2018 and the adoption resulted in the following changes to our reported cash flows from investing and financing activities for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Reported	As Previously Reported	Adjustment	As Reported
Net cash used in investing activities	$(440,230)	$(32,035)	$(472,265)	$(213,098)	$2,349	$(210,749)
Net cash provided by (used in) financing activities	363,078	—	363,078	(131,453)	41,482	(89,971)

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amends the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in ASU 2017-05 also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. We adopted ASU 2017-05 as of January 1, 2018 and the adoption of this guidance did not have an impact on our consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We adopted ASU 2017-09 as of January 1, 2018 and the adoption of this guidance did not have an impact on our consolidated financial statements.
Unadopted Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (as subsequently amended by ASU 2018-01, ASU 2018-11 and ASU 2018-20, collectively “ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Additionally, ASU 2018-20 provides certain narrow-scope improvements as it relates to lessors. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.
We will adopt ASC 842 on January 1, 2019 under the modified retrospective transition approach using the date of initial application as the effective date. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. We will elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we will implement accounting policy elections to (i) not separate lease and non-lease components for both lessee and lessor relationships and (ii) not capitalize any leases with initial terms of less than twelve months on our balance sheet. Although our evaluation is ongoing, upon adoption of this ASU we expect to recognize right-of-use assets and lease liabilities, which primarily relate to a ground lease and railcar leases, of approximately $44 million to $49 million on our consolidated balance sheets. We do not expect this ASU to have a material impact on our results of operations or cash flows.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and make certain improvements to simplify the application of the hedge accounting guidance. The amendments will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. Entities are required to apply the amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period after adoption. This ASU will be effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In June 2018, the FASB, issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
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
3.  LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2018	2017
Leasing equipment	$1,672,156	$1,217,862
Less: Accumulated depreciation	(239,946)	(143,732)
Leasing equipment, net	$1,432,210	$1,074,130

During the year ended December 31, 2018, we acquired 29 aircraft and 34 commercial engines, and sold one aircraft and 13 commercial engines. During the year ended December 31, 2017, we acquired 25 aircraft and 58 commercial engines, and sold three aircraft and 14 commercial engines. We recognized gains of $3.9 million, $7.2 million and $5.2 million related to the sale of these assets in the years ended December 31, 2018, 2017 and 2016, respectively, which were recorded in Gain on sale of assets, net in our Consolidated Statements of Operations.
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Depreciation expense for leasing equipment	$110,012	$69,331	$43,886

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
4.  FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	December 31,
	2018	2017
Finance leases	$28,476	$16,015
Unearned revenue	(9,853)	(6,771)
Finance leases, net	$18,623	$9,244

During the first quarter of 2016, we completed the sale of approximately 42,000 shipping containers that were subject to direct finance leases for a modest gain.
As of December 31, 2018, future minimum lease payments to be received under finance leases for the remainder of the lease terms are as follows:

2019	$8,231
2020	10,257
2021	2,008
2022	2,008
2023	5,972
Thereafter	—
Total	$28,476

5.  PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2018	2017
Land, site improvements and rights	$75,028	$74,268
Construction in progress (1)	253,239	100,420
Buildings and improvements	14,514	9,807
Terminal machinery and equipment	349,227	299,444
Proved oil and gas properties	20,099	—
Track and track related assets	42,349	35,371
Railroad equipment	5,383	1,057
Railcars and locomotives	4,513	3,429
Computer hardware and software	3,806	3,105
Furniture and fixtures	572	544
Vehicles	1,636	1,480
	770,366	528,925
Less: Accumulated depreciation	(63,032)	(40,605)
Spare parts	1,519	1,629
Property, plant and equipment, net	$708,853	$489,949
______________________________________________________________________________________
(1) Includes unproved oil and gas properties of $59,930.
During the years ended December 31, 2018 and 2017, additional property, plant and equipment of $241.3 million and $152.3 million were acquired, respectively, primarily consisting of the purchase of construction in progress, terminal machinery and equipment, and oil and gas properties.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
On June 16, 2017, we purchased the assets of Long Ridge for $30.0 million through one of our consolidated subsidiaries. The assets acquired consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. As part of the transaction, additional amounts of $2.3 million were capitalized for costs directly related to the purchase, including costs for legal advice, exploratory diligence, and regulatory permitting. Long Ridge is part of the Ports and Terminals segment as of December 31, 2018.
Depreciation expense for property, plant and equipment is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Depreciation expense for property, plant and equipment	$22,744	$15,181	$12,726

6.  INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2018	December 31, 2017
Advanced Engine Repair JV	Equity method	25%	$12,981	$13,724
JGP Energy Partners LLC	Equity method	50%	25,461	24,920
Intermodal Finance I, Ltd.	Equity method	51%	2,118	3,894
			$40,560	$42,538

We did not recognize any other-than-temporary impairments for the year ended December 31, 2018.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, we invested $15.0 million for a 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment. Our proportionate share of equity in losses was $0.7 million, $1.3 million and $0.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
JGP
In 2016, we initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a variable interest entity. We concluded that we are not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, we do not consolidate JGP and instead account for this investment in accordance with the equity method. Our proportionate share of equity in losses was $0.6 million, $0.3 million and $0.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The tables below presents summarized financial information for our equity method investments, excluding Intermodal Finance I, Ltd:

Balance Sheet	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$7,870	$9,904
Prepaid expenses	433	1,181
Accounts receivable	905	1,282
Intangible asset	45,000	45,000
Property, plant and equipment	50,402	50,042
Total assets	$104,610	$107,409

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

Liabilities
Accounts payable and accrued liabilities	$2,255	$2,736
Total liabilities	2,255	2,736

Equity
Shareholders’ equity	112,326	110,520
Retained loss	(9,971)	(5,847)
Total equity	102,355	104,673
Total liabilities and equity	$104,610	$107,409

	Year Ended December 31,
Income Statement	2018	2017	2016
Revenue	$8,209	$1,220	$—
Total Revenue	8,209	1,220	—
Expenses
Research and development cost	2,134	4,073	—
Operating expense	6,945	1,291	37
General and administrative expenses	1,255	1,328	—
Depreciation and amortization	2,105	336	—
Total Expenses	12,439	7,028	37
Loss before income taxes	(4,230)	(5,808)	(37)
Provision for income taxes	—	—	—
Net loss	$(4,230)	$(5,808)	$(37)
Company’s share of loss	$(1,317)	$(1,228)	$(16)
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
As of December 31, 2018, Intermodal owns a portfolio of multiple finance leases, representing two customers and comprising approximately 3,000 shipping containers, as well as a portfolio of approximately 5,000 shipping containers subject to multiple operating leases. During the year ended December 31, 2016, Intermodal recorded an asset impairment charge of $6.0 million, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected. Our proportionate share of the impairment charge was $3.1 million based on our 51% ownership percentage. Intermodal didn't have any impairment charges during the years ended December 31, 2018 and 2017. Our proportionate share of equity in earnings (losses) was $0.3 million, $(0.2) million, $(6.0) million for the years ended December 31, 2018, 2017, and 2016, respectively.
The consolidated financial statements of Intermodal as of and for the years ended December 31, 2018 (unaudited), 2017, and 2016, are presented herein.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
7.  INTANGIBLE ASSETS AND LIABILITIES, NET
Our intangible assets and liabilities, net are summarized as follows:

	December 31, 2018
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$48,143	$—	$—	$48,143
Less: Accumulated amortization	(29,780)	—	—	(29,780)
Acquired favorable lease intangibles, net	18,363	—	—	18,363
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(15,378)	(210)	(15,588)
Acquired customer relationships, net	—	20,135	15	20,150
Total intangible assets, net	$18,363	$20,135	$15	$38,513

Intangible liabilities
Acquired unfavorable lease intangibles	$3,736	$—	$—	$3,736
Less: Accumulated amortization	(2,114)	—	—	(2,114)
Acquired unfavorable lease intangibles, net	$1,622	$—	$—	$1,622

	December 31, 2017
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$36,747	$—	$—	$36,747
Less: Accumulated amortization	(20,452)	—	—	(20,452)
Acquired favorable lease intangibles, net	16,295	—	—	16,295
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(11,825)	(165)	(11,990)
Acquired customer relationships, net	—	23,688	60	23,748
Total intangible assets, net	$16,295	$23,688	$60	$40,043

Intangible liabilities
Acquired unfavorable lease intangibles	$2,732	$—	$—	$2,732
Less: Accumulated amortization	(1,374)	—	—	(1,374)
Acquired unfavorable lease intangibles, net	$1,358	$—	$—	$1,358

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2018	2017	2016
Lease intangibles	Equipment leasing revenues	$8,588	$4,716	$4,979
Customer relationships	Depreciation and amortization	3,598	3,598	3,598
Total		$12,186	$8,314	$8,577

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2018, estimated net annual amortization of intangibles is as follows:

2019	$11,244
2020	8,746
2021	6,472
2022	4,438
2023	3,612
Thereafter	2,379
Total	$36,891

8.  DEBT, NET
Our debt, net is summarized as follows:

	December 31, 2018			December 31, 2017
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement (1)	$47,743	LIBOR + 4.50%	9/15/2019	$53,993
CMQR Credit Agreement	22,265	(i) Adjusted LIBOR + 2.50% or 4.50%; or (ii) U.S. or Canadian Base Rate + 1.50% or 3.50%; or (iii) Canadian Fixed Rate plus 2.50% or 4.50%	9/18/2019	22,800
Jefferson Revolver (2)	49,805	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	3/7/2021	—
DRP Revolver (3)	—	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	—
Revolving Credit Facility (2)	100,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	6/16/2021	—
Total loans payable	219,813			76,793
Bonds payable
Series 2012 Bonds (4)	42,797	8.25%	7/1/2032	44,404
Series 2016 Bonds (5)	144,200	7.25%	2/1/2036	144,200
Senior Notes due 2022 (6)	549,405	6.75%	3/15/2022	449,290
Senior Notes due 2025 (7)	295,642	6.50%	10/1/2025	—
Total bonds payable	1,032,044			637,894

Debt	1,251,857			714,687
Less: Debt issuance costs	(14,510)			(11,423)
Total debt, net	$1,237,347			$703,264

Total debt due within one year	$71,678			$7,795
______________________________________________________________________________________
(1) Secured on a first priority basis by the offshore construction vessel and charter.
(2) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(4) Includes unamortized premium of $1,577 and $1,639 as of December 31, 2018 and 2017, respectively.
(5) These bonds have a stated maturity of February 1, 2036 but are subject to mandatory tender for purchase at par, by our subsidiary, on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the bonds or redeemed prior to such date.
(6) Includes unamortized discount of $5,154 and $6,506, respectively, and an unamortized premium of $4,559 and $5,796, respectively, as of December 31, 2018 and 2017.
(7) Includes unamortized discount of $4,358 and $0 as of December 31, 2018 and 2017, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
DRP Revolving Credit Facility—On November 5, 2018, our subsidiary entered into a revolving credit facility (the “DRP Revolver”) that provides for revolving loans in the aggregate amount of $25.0 million. The DRP Revolver is secured by the capital stock of certain of our direct subsidiaries as defined in the related credit agreement. Any amount borrowed may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate borrowings.
In the event of a credit agreement default by our subsidiary, including bankruptcy or insolvency, financial covenant default, or the failure to make a capital call under the relevant agreement, we have agreed to contribute capital to satisfy up to 120% of the aggregate outstanding obligations.
Jefferson Revolving Credit Facility—On March 7, 2018, our subsidiary entered into a revolving credit facility (the “Jefferson Revolver”) that provides for revolving loans in the aggregate principal amount of $50.0 million. The Jefferson Revolver is secured by the capital stock of certain of our direct subsidiaries as defined in the related credit agreement. Any amount borrowed may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate borrowings.
On December 20, 2018, our subsidiary entered into an amendment to the Jefferson Revolver which temporarily increases the aggregate revolving commitments by $25.0 million to $75.0 million, until August 1, 2019, after which the aggregate revolving commitment will revert back to $50.0 million.
In the event of a credit agreement default by our subsidiary, including bankruptcy or insolvency, financial covenant default, or the failure to make a capital call under the relevant agreement, we have agreed to contribute capital to satisfy up to 120% of the aggregate outstanding obligations.
Senior Notes due 2025—On September 18, 2018, we issued $300.0 million aggregate principal amount of senior unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 6.50% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2019, to persons who are registered holders on the immediately preceding March 15 and September 15, respectively.
Prior to October 1, 2021, we may redeem some or all of the 2025 Notes at a redemption price equal to 100.000% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, plus a “make-whole” premium. On or after October 1, 2021, we may redeem some or all of the 2025 Notes at declining redemption prices equal to (i) 103.250% beginning on October 1, 2021, (ii) 101.625% beginning on October 1, 2022 and (iii) 100.000% beginning on October 1, 2023 and thereafter, plus, in each case, accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time on or prior to October 1, 2021, we may redeem up to 40% of the aggregate principal amount of the 2025 Notes using net proceeds from certain equity offerings at a redemption price equal to 106.500% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
Revolving Credit Facility—On June 16, 2017, we entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders. On August 2, 2018, we entered into an amendment to the Revolving Credit Facility which, among other things, (i) increases the aggregate revolving commitments by $50.0 million to $125.0 million (of which $25.0 million may be utilized for the issuance of letters of credit) and (ii) extends the maturity date of the revolving loans and commitments under the Existing Credit Agreement by one year from June 16, 2020 to June 16, 2021. The Revolving Credit Facility is secured by the capital stock of certain direct subsidiaries of ours as defined in the related credit agreement. Any amount borrowed may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of Eurodollar Rate borrowings.
CMQR Credit Agreement—On June 30, 2017, CMQR amended its credit agreement for a revolving line of credit increase in the aggregate amount from $20.0 million to $25.0 million and to extend the maturity date to September 18, 2019. The CMQR credit agreement is also indirectly supported by us. In the event of a default under the credit agreement, CMQR’s lenders can cause CMQR to call up to a total of $29.0 million in capital from us, and in the event of CMQR’s bankruptcy, the lenders can put the debt back to us.
Senior Notes due 2022—On March 15, 2017, we issued $250.0 million aggregate principal amount of senior unsecured notes due 2022 (the “2022 Notes”). On August 23, 2017, we issued an additional $100.0 million of 2022 Notes at an offering price of 102.75% of the principal amount plus accrued interest from March 15, 2017 to the date of issuance. On December 20, 2017, we issued an additional $100.0 million of 2022 Notes at an offering price of 103.25% of the principal amount plus accrued interest from September 15, 2017. On May 31, 2018, we issued an additional $100.0 million of 2022 Notes at an offering price of 100.00% of the principal amount plus accrued interest from March 15, 2018.
The 2022 Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2017, to persons who are registered holders of the 2022 Notes on the immediately preceding March 1 and September 1, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
We fully extinguished certain debt of $100.0 million and $98.8 million and recognized a loss on extinguishment of debt of $2.5 million and $1.6 million during the years ended December 31, 2017 and 2016, respectively. We did not fully extinguish any debt in 2018.
We were in compliance with all debt covenants as of December 31, 2018.
As of December 31, 2018, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
FTAI Pride Credit Agreement	$47,743	$—	$—	$—	$—	$—	$47,743
CMQR Credit Agreement	22,265	—	—	—	—	—	22,265
Jefferson Revolver	—	—	49,805	—	—	—	49,805
DRP Revolver	—	—	—	—	—	—	—
Revolving Credit Facility	—	—	100,000	—	—	—	100,000
Series 2012 Bonds	1,670	1,810	1,960	2,120	2,295	31,365	41,220
Series 2016 Bonds	—	144,200	—	—	—	—	144,200
Senior Notes due 2022	—	—	—	550,000	—	—	550,000
Senior Notes due 2025	—	—	—	—	—	300,000	300,000
Total principal payments on loans and bonds payable	$71,678	$146,010	$151,765	$552,120	$2,295	$331,365	$1,255,233

 9.  FAIR VALUE MEASUREMENTS
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.
•Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.
The valuation techniques that may be used to measure fair value are as follows:
•Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts.
•Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2018	December 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$99,601	$99,601	$—	$—	Market
Restricted cash	21,236	21,236	—	—	Market
Derivative assets	7,470	—	—	7,470	Income
Total assets	$128,307	$120,837	$—	$7,470

Liabilities
Derivative liabilities	$(925)	$—	$—	$(925)	Income
Total liabilities	$(925)	$—	$—	$(925)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2017	December 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$59,400	$59,400	$—	$—	Market
Restricted cash	33,406	33,406	—	—	Market
Derivative assets	1,022	—	—	1,022	Income
Total	$93,828	$92,806	$—	$1,022

As of December 31, 2017, we had no liabilities that were measured at fair value on a recurring basis.
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, our financial instruments other than cash and cash equivalents, restricted cash consist principally of accounts receivable, accounts payable and accrued liabilities, loans payable, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	December 31, 2018	December 31, 2017
Series 2012 Bonds (1)	$42,633	$45,691
Series 2016 Bonds (1)	149,582	150,329
Senior Notes due 2022	551,144	449,290
Senior Notes due 2025	283,965	—
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
(Dollars in tables in thousands, unless otherwise noted)
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

	Year Ended December 31, 2018
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Equipment leasing revenues
Lease income	$151,531	$5,659	$—	$—	$—	$—	$—	$157,190
Maintenance revenue	89,870	—	—	—	—	—	—	89,870
Finance lease income	1,895	1,454	—	—	—	—	—	3,349
Other revenue	974	1,606	50	—	—	—	—	2,630
Total equipment leasing revenues	244,270	8,719	50	—	—	—	—	253,039
Infrastructure revenues
Lease income	—	—	—	272	—	1,462	—	1,734
Rail revenues	—	—	—	—	38,410	—	—	38,410
Terminal services revenues	—	—	—	10,108	—	—	—	10,108
Other revenue	—	—	—	60,605	—	15,982	—	76,587
Total infrastructure revenues	—	—	—	70,985	38,410	17,444	—	126,839
Total revenues	$244,270	$8,719	$50	$70,985	$38,410	$17,444	$—	$379,878

	Year Ended December 31, 2017
	Equipment Leasing			Infrastructure
Revenues	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Equipment leasing revenues
Lease income	$91,103	$8,433	$—	$—	$—	$—	$—	$99,536
Maintenance revenue	65,651	—	—	—	—	—	—	65,651
Finance lease income	—	1,536	—	—	—	—	—	1,536
Other revenue	39	3,138	100	—	—	—	—	3,277
Total equipment leasing revenues	156,793	13,107	100	—	—	—	—	170,000
Infrastructure revenues
Lease income	—	—	—	—	—	1,111	—	1,111
Rail revenues	—	—	—	—	32,607	—	—	32,607
Terminal services revenues	—	—	—	10,229	—	—	—	10,229
Other revenue	—	—	—	—	—	3,712	—	3,712
Total infrastructure revenues	—	—	—	10,229	32,607	4,823	—	47,659
Total revenues	$156,793	$13,107	$100	$10,229	$32,607	$4,823	$—	$217,659

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

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

Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of December 31, 2018:

2019	$157,470
2020	102,337
2021	68,473
2022	43,484
2023	27,813
Thereafter	14,843
Total	$414,420

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
As of December 31, 2018, the Incentive Plan provides for the issuance of up to 30 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation (“ASC 718”) and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense (income) related to our stock-based compensation arrangements:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2018	2017	2016
Stock Options	$9	$—	$—	$—
Restricted Shares	359	318	(4,051)	642
Common Units	533	1,025	379	774
Total	$901	$1,343	$(3,672)	$1,416

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables present information for our stock options, restricted shares and common units:

	Stock Options		Restricted Shares		Common Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding as of December 31, 2017	15,000	$16.98	70,721	$19.06	572,525	$1.42
Granted	836,342	18.22	—	N/A	670,000	1.00
Less: exercised / vested	—	N/A	20,955	17.14	232,927	1.33
Less: forfeited and canceled	—	N/A	—	N/A	—	N/A
Outstanding as of December 31, 2018	851,342		49,766		1,009,598

	Stock Options	Restricted Shares	Common Units
As of December 31, 2018:
Weighted average exercise price (per share)	$18.20	$16.92	$1.15
Aggregate intrinsic value (in thousands)	$—	$842	$1,163
Weighted average remaining contractual term (in years)	9.1	1.2	1.0

Stock Options
During 2018, we granted equity-based compensation awards of 10,000 stock options, the grant date fair value of which was not material, to our two new independent directors (5,000 options each) pursuant to the Incentive Plan. These options immediately vested upon grant and expire after 10 years.
In connection with our equity offerings in January 2018 and December 2018 (see Note 15 for details), we granted options to the Manager related to 700,000 and 126,342 common shares, respectively, which had a fair value of $1.9 million and $0.2 million, respectively, as of the grant dates. The fair value of these options were recorded as an increase in equity with an offsetting reduction of capital proceeds received.
The following table presents the assumptions used in valuing the options for the equity offerings in January 2018 and December 2018:

		January	December
Expected volatility	The expected stock volatility is based on an assessment of the volatility of our publicly traded common shares	27.73%	18.71%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	2.52%	2.98%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	5.45%	6.81%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	10 years	10 years

Restricted Shares
In November 2016 and May 2017, we issued restricted shares of 52,388 and 31,340, respectively, with grant date fair values of $0.9 million and $0.5 million, respectively. The shares vest over four years, subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement date.
During 2016, equity compensation expense of $4.4 million, related to 1.25 million restricted shares issued in 2014, that was previously recognized was reversed in operating expenses in the Consolidated Statements of Operations as the achievement of all performance conditions was deemed not probable. These shares expired in 2017.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
During 2016, an employee holding 42,000 restricted shares terminated his employment, at which time 50% of the award had vested. In lieu of delivering the vested shares, we paid $0.2 million in cash to the former employee in accordance with the amended terms of the agreement.
Common Units
In April 2018, we issued 670,000 common units that had a grant date fair value of $0.7 million and vest over three years.
In April 2017, we issued 520,000 common units that had a grant date fair value of $0.9 million and vest over a range of 6 to 48 months.
In November 2017, we issued 505,050 common units that had a grant date fair value of $0.5 million and vest over three years.
The above awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
12.  INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$75	$1,551	$355
State and local	250	145	112
Foreign	63	76	(176)
Total current provision	388	1,772	291

Deferred:
Federal	1,528	215	(50)
State and local	621	5	6
Foreign	(1,165)	(38)	21
Total deferred provision	984	182	(23)

Total provision for income taxes	$1,372	$1,954	$268

We are taxed as a flow-through entity for U.S. income tax purposes and our taxable income or loss generated is the responsibility of our owners. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The difference between our reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal tax at statutory rate	21.0%	35.0%	35.0%
Income not subject to tax at statutory rate	121.9%	98.2%	7.9%
State and local taxes	(6.1)%	(0.5)%	(0.2)%
Foreign taxes	7.7%	(0.2)%	0.9%
Branch profit tax	(0.5)%	(2.6)%	(0.3)%
Change in tax rates	—%	(6.9)%	—%
Other	(0.2)%	1.0%	(0.4)%
Change in valuation allowance	(153.3)%	(133.2)%	(43.6)%
Provision for income taxes	(9.5)%	(9.2)%	(0.7)%

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$64,034	$46,564
Accrued expenses	1,241	1,684
Deferred revenue	132	—
Interest expense	19,380	9,727
Other	1,101	202
Total deferred tax assets	85,888	58,177
Less valuation allowance	(68,294)	(45,624)
Net deferred tax assets	17,594	12,553
Deferred tax liabilities:
Fixed assets and goodwill	(19,117)	(13,104)
Net deferred tax liabilities	$(1,523)	$(551)

Current and deferred tax assets and liabilities are reported net in other assets or other liabilities in the Consolidated Balance Sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2018 and December 31, 2017 of $68.3 million and $45.6 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2018	2017
Valuation allowance at beginning of period	$45,624	$42,270
Change due to current year losses and releases	22,670	27,549
Decrease due to change in tax rates	—	(24,195)
Valuation allowance at end of period	$68,294	$45,624

As of December 31, 2018, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of approximately $240.9 million that are available to offset future taxable income. If not utilized, $180.8 million of these carryforwards will begin to expire in the year 2034, with $60.1 million of these carryforwards having no expiration date. As of December 31, 2018, we also had net operating loss carryforwards for Canadian federal and provincial income taxes of $5.2 million, which will begin to expire in the year 2034, $82.8 million of net operating loss carryforwards for Irish income tax purposes, which can be carried forward indefinitely against future business income, and $0.9 million of net operating loss carryforwards for Malaysian income tax purposes, which will begin to expire in the year 2025. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
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
As of and for the period ended December 31, 2018, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2015. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
13.  MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with our IPO, we entered into the Management Agreement which replaced our then-existing management agreement as a private fund. Additionally, we have entered into certain incentive allocation arrangements with Master GP, which owns 0.05% of the Partnership and is the general partner of the Partnership.
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
One of our subsidiaries allocates and distributes to the Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of our net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Year Ended December 31,
	2018	2017	2016
Management fees	$15,319	$15,218	$16,742
Income incentive allocation	—	—	—
Capital gains incentive allocation	407	514	—

We pay all of our operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of our assets, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of ours, costs and expenses incurred in contracting with third parties (including affiliates of the Manager), the costs of printing and mailing proxies and reports to our shareholders, costs incurred by the Manager or its affiliates for travel on our behalf, costs associated with any computer software or hardware that is used by us, costs to obtain liability insurance to indemnify our directors and officers and the compensation and expenses of our transfer agent.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2018	2017	2016
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$9,910	$8,064	$7,301
Acquisition and transaction expenses	6,653	6,295	4,783
Total	$16,563	$14,359	$12,084

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2018	2017
Accrued management fees	$1,263	$1,228
Other payables	3,965	2,073

As of December 31, 2018 and 2017, no amounts were recorded as a receivable from the Manager.
Other Affiliate Transactions
As of December 31, 2018 and 2017, an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at December 31, 2018 and 2017 was $51.1 million and $66.2 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2018	2017	2016
Non-controlling interest share of net loss	$13,436	$8,662	$7,647

In connection with the Capital Call Agreement related to the Series 2016 Bonds, we entered into a Fee and Support Agreement with an affiliate of our Manager. The Fee and Support Agreement provides that the affiliate of the Manager is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. This affiliate of the Manager received fees of $1.7 million, which will be amortized as interest expense to the earlier of the redemption date or February 13, 2020.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
In the second quarter of 2018, we purchased all shares held by the non-controlling interest holder in our Aviation Leasing segment for a purchase price of $3.7 million.

14.  SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have six reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Offshore Energy, (iii) Shipping Containers, (iv) Jefferson Terminal, (v) Railroad and (vi) Ports and Terminals. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Offshore Energy consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to operating leases. Shipping Containers consists of an investment in an unconsolidated entity engaged in the leasing of shipping containers (on both an operating lease and finance lease basis). Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations. Ports and Terminals consists of Repauno, a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, a 1,660 acre multi-modal port located along the Ohio River with rail, dock and multiple industrial development opportunities.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2018

	Year ended December 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$244,270	$8,719	$50	$—	$—	$—	$—	$253,039
Infrastructure revenues	—	—	—	70,985	38,410	17,444	—	126,839
Total revenues	244,270	8,719	50	70,985	38,410	17,444	—	379,878

Expenses
Operating expenses	9,149	13,697	—	94,622	31,734	18,312	—	167,514
General and administrative	—	—	—	—	—	—	17,126	17,126
Acquisition and transaction expenses	315	—	—	—	—	—	6,653	6,968
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	15,726	15,726
Depreciation and amortization	102,419	6,481	—	19,745	2,570	5,139	—	136,354
Interest expense	—	3,687	—	15,513	1,009	649	36,996	57,854
Total expenses	111,883	23,865	—	129,880	35,313	24,100	76,501	401,542

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(743)	—	309	(574)	—	—	—	(1,008)
Gain on sale of assets	3,911	—	—	—	—	—	—	3,911
Interest income	202	16	—	270	—	—	—	488
Other income (expense)	—	—	—	3,983	(42)	—	—	3,941
Total other income (expense)	3,370	16	309	3,679	(42)	—	—	7,332
Income (loss) before income taxes	135,757	(15,130)	359	(55,216)	3,055	(6,656)	(76,501)	(14,332)
Provision (benefit) for income taxes	2,280	1	(94)	261	(1,077)	1	—	1,372
Net income (loss)	133,477	(15,131)	453	(55,477)	4,132	(6,657)	(76,501)	(15,704)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(24)	—	—	(21,801)	339	(100)	—	(21,586)
Net income (loss) attributable to shareholders	$133,501	$(15,131)	$453	$(33,676)	$3,793	$(6,557)	$(76,501)	$5,882

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year ended December 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$135,428	$(15,137)	$171	$(37,674)	$2,986	$(6,214)	$(69,432)	$10,128
Add: Non-controlling share of adjustments to Adjusted Net Income								(1,030)
Add: Equity in losses of unconsolidated entities								(1,008)
Add: Cash payments for income taxes								721
Less: Incentive allocations								(407)
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,196
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								5,523
Less: Losses on the modification or extinguishment of debt and capital lease obligations								—
Less: Acquisition and transaction expenses								(6,968)
Less: Equity-based compensation								(901)
Less: Provision for income taxes								(1,372)
Net income attributable to shareholders								$5,882

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year ended December 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Africa	$10,053	$—	$—	$—	$—	$—	$—	$10,053
Asia	78,374	7,265	50	—	—	—	—	85,689
Europe	121,546	—	—	—	—	—	—	121,546
North America	30,701	1,454	—	70,985	38,410	17,444	—	158,994
South America	3,596	—	—	—	—	—	—	3,596
Total revenues	$244,270	$8,719	$50	$70,985	$38,410	$17,444	$—	$379,878

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2017

	Year Ended December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Equipment leasing revenues	$156,793	$13,107	$100	$—	$—	$—	$—	$170,000
Infrastructure revenues	—	—	—	10,229	32,607	4,823	—	47,659
Total revenues	156,793	13,107	100	10,229	32,607	4,823	—	217,659

Expenses
Operating expenses	6,247	15,833	9	31,213	29,966	9,117	—	92,385
General and administrative	—	—	—	—	—	—	14,570	14,570
Acquisition and transaction expenses	441	—	—	—	—	—	6,865	7,306
Management fees and incentive allocation to affiliate	—	—	—	—	—	—	15,732	15,732
Depreciation and amortization	61,795	6,427	—	16,193	2,037	1,658	—	88,110
Interest expense	—	3,670	—	13,568	1,029	1,088	19,472	38,827
Total expenses	68,483	25,930	9	60,974	33,032	11,863	56,639	256,930

Other income (expense)
Equity in losses of unconsolidated entities	(1,276)	—	(4)	(321)	—	—	—	(1,601)
Gain (loss) on sale of assets	7,188	11,405	—	—	(312)	—	—	18,281
Loss on extinguishment of debt	—	—	—	—	—	—	(2,456)	(2,456)
Interest income	297	15	—	376	—	—	—	688
Other income	—	1,093	—	1,980	—	—	—	3,073
Total other income (expense)	6,209	12,513	(4)	2,035	(312)	—	(2,456)	17,985
Income (loss) before income taxes	94,519	(310)	87	(48,710)	(737)	(7,040)	(59,095)	(21,286)
Provision (benefit) for income taxes	1,966	11	(65)	42	—	—	—	1,954
Net income (loss)	92,553	(321)	152	(48,752)	(737)	(7,040)	(59,095)	(23,240)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	697	(526)	—	(22,991)	(70)	(484)	—	(23,374)
Net income (loss) attributable to shareholders	$91,856	$205	$152	$(25,761)	$(667)	$(6,556)	$(59,095)	$134

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year Ended December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$92,637	$216	$87	$(27,016)	$19	$(6,257)	$(49,285)	$10,401
Add: Non-controlling share of adjustments to Adjusted Net Income								558
Add: Equity in losses of unconsolidated entities								(1,601)
Add: Cash payments for income taxes								1,726
Less: Incentive allocations								(514)
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								1,601
Less: Asset impairment charges								—
Less: Changes in fair value of non-hedge derivative instruments								1,022
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(2,456)
Less: Acquisition and transaction expenses								(7,306)
Less: Equity-based compensation income								(1,343)
Less: Provision for income taxes								(1,954)
Net income attributable to shareholders								$134

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2017
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Africa	$9,993	$—	$—	$—	$—	$—	$—	$9,993
Asia	45,794	5,974	100	—	—	—	—	51,868
Europe	84,023	5,597	—	—	—	—	—	89,620
North America	16,278	1,536	—	10,229	32,607	4,823	—	65,473
South America	705	—	—	—	—	—	—	705
Total revenues	$156,793	$13,107	$100	$10,229	$32,607	$4,823	$—	$217,659

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
III. For the Year Ended December 31, 2016

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted Net Income (Loss) to net loss attributable to shareholders:

	Year Ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Adjusted Net Income (Loss)	$58,768	$(15,188)	$(1,838)	$(21,249)	$941	$(993)	$(29,073)	$(8,632)
Add: Non-controlling share of adjustments to Adjusted Net Income								2,945
Add: Equity in losses of unconsolidated entities								(5,992)
Add: Cash payments for income taxes								654
Less: Incentive allocations								—
Less: Pro-rata share of Adjusted Net Income from investments in unconsolidated entities								2,905
Less: Asset impairment charges								(7,450)
Less: Changes in fair value of non-hedge derivative instruments								(3)
Less: Losses on the modification or extinguishment of debt and capital lease obligations								(1,579)
Less: Acquisition and transaction expenses								(6,316)
Less: Equity-based compensation expense								3,672
Less: Provision for income taxes								(268)
Net loss attributable to shareholders								$(20,064)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2016
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Revenues
Africa	$12,344	$—	$—	$—	$—	$—	$—	$12,344
Asia	42,999	3,470	885	—	—	—	—	47,354
Europe	30,508	248	—	—	—	—	—	30,756
North America	8,184	1,610	328	15,902	30,837	32	—	56,893
South America	1,373	—	—	—	—	—	—	1,373
Total revenues	$95,408	$5,328	$1,213	$15,902	$30,837	$32	$—	$148,720

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Total assets	$1,367,074	$192,729	$2,360	$670,682	$64,286	$277,160	$64,487	$2,638,778

Debt, net	—	47,570	—	234,862	22,239	—	932,676	1,237,347

Total liabilities	234,449	51,125	6	288,256	37,207	16,615	957,338	1,584,996

Non-controlling interests in equity of consolidated subsidiaries	—	—	—	52,058	3,258	544	523	56,383

Total equity	1,132,625	141,604	2,354	382,426	27,079	260,545	(892,851)	1,053,782

Total liabilities and equity	$1,367,074	$192,729	$2,360	$670,682	$64,286	$277,160	$64,487	$2,638,778

	December 31, 2018
	Equipment Leasing			Infrastructure
	Aviation Leasing	Offshore Energy	Shipping Containers	Jefferson Terminal	Railroad	Ports and Terminals	Corporate	Total
Property, plant and equipment and leasing equipment, net
Africa	$47,353	$—	$—	$—	$—	$—	$—	$47,353
Asia	383,648	34,667	—	—	—	—	—	418,315
Europe	592,670	121,950	—	—	—	—	—	714,620
North America	177,962	—	—	433,404	51,157	263,747	—	926,270
South America	34,505	—	—	—	—	—	—	34,505
Total property, plant and equipment and leasing equipment, net	$1,236,138	$156,617	$—	$433,404	$51,157	$263,747	$—	$2,141,063

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

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

15.  EARNINGS PER SHARE AND EQUITY
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of shares of common stock outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016
Net income (loss) attributable to shareholders	$5,882	$134	$(20,064)
Weighted Average Shares Outstanding - Basic	83,654,068	75,766,811	75,738,698
Weighted Average Shares Outstanding - Diluted	83,664,833	75,766,811	75,738,698

Basic EPS	$0.07	$—	$(0.26)
Diluted EPS	$0.07	$—	$(0.26)

For the years ended December 31, 2018, 2017 and 2016, 57,069, 438 and 8,082 shares have been excluded from the calculation of Diluted EPS, respectively, because the impact would be anti-dilutive.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
In January 2018, we issued 7,000,000 common shares, par value $0.01 per share, at a price of $18.35 per share. We received net proceeds of $128.5 million after deducting underwriting discounts and commissions and offering expenses.
In December 2018, we issued 1,263,423 common shares, par value $0.01 per share, at a price of $15.83 per share. We received net proceeds of $19.7 million after deducting estimated offering expenses.
See Note 11 for information related to options granted to the Manager in connection with both the January 2018 and December 2018 offerings.
16.  COMMITMENTS AND CONTINGENCIES
In the normal course of business the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within our Offshore Energy segment, lessees have asserted that they are entitled to certain reimbursable expenses or adjustments per the terms of the related charter agreement. Although we believe that we have strong defenses against these claims, the range of potential damages is $0.0 million to $3.3 million. No amount has been recorded for this matter in our consolidated financial statements as of December 31, 2018, and we will continue to vigorously defend against these claims. Our maximum exposure under other arrangements is unknown as no additional claims have been made. We believe the risk of loss in connection with such arrangements is remote.
We have also entered into an arrangement with our non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain service conditions, not to exceed $15.0 million. We will account for such amounts when and if such service conditions are achieved.
We have entered into an arrangement with the seller of Long Ridge, whereby the seller may receive additional payments contingent upon the achievement of certain conditions, not to exceed $5.0 million. We will account for such amounts when and if such conditions are achieved.
Several of our subsidiaries are lessees under various operating and capital leases. Total rent expense for operating leases was as follows:

	Year Ended December 31,
	2018	2017	2016
Rent expense	$4,157	$4,979	$4,953

As of December 31, 2018, minimum future rental payments under operating and capital leases are as follows:

2019	$9,360
2020	5,590
2021	4,122
2022	3,431
2023	2,724
Thereafter	95,202
Total	$120,429

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents unaudited summary information for our quarterly operations.

	2018
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$68,844	$71,979	$101,155	$137,900	$379,878
Total expenses	78,128	83,870	100,549	138,995	401,542
Total other income	446	5,976	668	242	7,332
(Loss) income before income taxes	(8,838)	(5,915)	1,274	(853)	(14,332)
Provision for (benefit from) income taxes	495	534	551	(208)	1,372
Net (loss) income	(9,333)	(6,449)	723	(645)	(15,704)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(8,761)	(7,288)	(3,855)	(1,682)	(21,586)
Net (loss) income attributable to shareholders	$(572)	$839	$4,578	$1,037	$5,882

(Loss) earnings per share:
Basic	$(0.01)	$0.01	$0.05	$0.01	$0.07
Diluted	$(0.01)	$0.01	$0.05	$0.01	$0.07
Weighted Average Shares Outstanding:
Basic	81,534,454	83,160,037	84,708,071	85,065,125	83,654,068
Diluted	81,534,454	83,160,047	84,709,656	85,068,966	83,664,833

	2017
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31(1)
Total revenues	$44,673	$51,194	$60,362	$61,430	$217,659
Total expenses	52,264	58,315	66,328	80,023	256,930
Total other (expense) income	(1,409)	1,776	5,204	12,414	17,985
Loss before income taxes	(9,000)	(5,345)	(762)	(6,179)	(21,286)
Provision for income taxes	212	464	909	369	1,954
Net loss	(9,212)	(5,809)	(1,671)	(6,548)	(23,240)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(4,798)	(4,349)	(4,669)	(9,558)	(23,374)
Net (loss) income attributable to shareholders	$(4,414)	$(1,460)	$2,998	$3,010	$134

(Loss) earnings per share:
Basic	$(0.06)	$(0.02)	$0.04	$0.04	$—
Diluted	$(0.06)	$(0.02)	$0.04	$0.04	$—
Weighted Average Shares Outstanding:
Basic	75,762,283	75,762,674	75,770,529	75,771,738	75,766,811
Diluted	75,762,283	75,762,674	75,770,665	75,772,867	75,766,811
_____________________________________________________

(1) Results of operations for the three months ended December 31, 2017 include a $5.9 million out of period adjustment to interest expense, which relates to interest previously capitalized that should have been expensed ratably during the first nine months of 2017. The impact of the out of period adjustment for the three months ended December 31, 2017, was a decrease of $3.6 million to net (loss) income attributed to shareholders. We do not believe this out of period adjustment is material to our financial position, or results of operations for any prior periods.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
18.  SUBSEQUENT EVENTS
In January 2019, we issued 16,275 common shares to certain directors as compensation.
On February 8, 2019 we issued an additional $150 million of 2022 Notes that bear interest at a rate of 6.75% per annum at an offering price of 98.5% of the principal amount plus accrued interest from September 15, 2018.
On February 8, 2019, we entered into an amendment to the Revolving Credit Facility. The amendment, among other things, (i) increases the aggregate revolving commitments under the Revolving Credit Facility by $125 million to $250 million (ii) extends the maturity date of the revolving loans and commitments under the Revolving Credit Facility to January 31, 2022 and (iii) makes certain modifications to the financial covenants under the Revolving Credit Facility.
During the first quarter of 2019, certain Holders of Class B Units (see Note 13) converted 447,407 Class B Units in exchange for 331,348 common shares.
On February 27, 2019, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended December 31, 2018, payable on March 27, 2019 to the holders of record on March 15, 2019.
Construction of Power Plant at Long Ridge
Construction Agreements
On February 15, 2019, Long Ridge Energy Generation LLC ("LREG"), a subsidiary of the Company, entered into an engineering, procurement and construction agreement with Kiewit Power Constructors Co. to construct a 485 megawatt natural gas fired, combined cycle power plant at Long Ridge Energy Terminal. Additionally, LREG entered into an agreement for the purchase and sale of certain power generation equipment and related services with General Electric Company. The aggregate value of both of these agreements is approximately $430 million.
Credit Agreements
On February 15, 2019, LREG and two other subsidiaries (collectively, "Co-Borrowers") entered into certain credit agreements establishing (i) a $445 million construction loan and term loan, (ii) a $154 million letter of credit facility and (iii) a $143 million construction loan and term loan, all of which will be used for the purposes of funding the development, construction and completion of the power plant. The borrowings under these agreements are secured by the assets of the Co-Borrowers, are not guaranteed by the Company and are non-recourse to the Company.
Fixed Price Power Agreements
In connection with the construction of the power plant, LREG entered into fixed price power agreements for 457 megawatts of electric power. The agreements become effective on February 1, 2022, with 207 megawatts having a term of ten years and 250 megawatts having a term of seven years. Under the terms of the agreements, LREG receives a weighted average fixed price of $27.30 per megawatt hour and pays a variable price equal to the ELECTRICITY-PJM-AEP/DAYTON HUB-DAY AHEAD price.

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

/s/Ernst & Young LLP
New York, New York
March 1, 2018

INTERMODAL FINANCE I LTD.
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	(Unaudited)
	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$111	$1,648
Restricted cash	46	765
Accounts Receivable	131	1,123
Leasing assets, net of accumulated depreciation of $2,187 and $4,085, respectively	3,483	6,037
Finance Leases, net	1,479	7,115
Other assets	54	8
Total Assets	$5,304	$16,696

Liabilities and Deficit
Accounts payable and accrued liabilities	$15	$35
Management fees payable	258	214
Accrued interest payable	2	346
Accrued interest payable to affiliates	2	332
Term loan payable, net	—	7,092
Loans payable to affiliates	14,364	18,080
Other liabilities	30	199
Total liabilities	14,671	26,298
Members’ deficit	(9,367)	(9,602)
Total liabilities and members’ deficit	$5,304	$16,696

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands)

	(Unaudited)	Year Ended December 31,
	Year Ended December 31, 2018	2017	2016
Revenues
Equipment leasing revenue	$807	$2,291	$7,506
Finance revenue	419	1,058	2,210
Total revenues	1,226	3,349	9,716

Expenses
Direct operating expenses	1,490	3,080	1,780
Management fee	400	1,022	1,225
Depreciation and amortization	53	1,763	5,815
Interest expense	561	899	2,227
Interest expense-affiliates	376	362	368
Impairment expense	—	—	6,016
General and administrative expense	181	260	233
Bad debt expense	—	—	105
Total expenses	3,061	7,386	17,769

Other income (loss)
Other income	253	925	1,197
Gain (loss) on disposal of equipment	1,817	2,742	(5,225)
Total other income (loss)	2,070	3,667	(4,028)

Net income (loss)	$235	$(370)	$(12,081)

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollar amounts in thousands)

	(Unaudited)	Year Ended December 31,
	Year Ended December 31, 2018	2017	2016
Net income (loss)	$235	$(370)	$(12,081)
Other comprehensive income	—	—	—
Comprehensive income (loss)	$235	$(370)	$(12,081)

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	(Unaudited)	Year Ended December 31,
	Year Ended December 31, 2018	2017	2016
Cash flow from operating activities:
Net income (loss)	$235	$(370)	$(12,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of deferred financing costs	525	1,763	6,093
(Gain) loss on disposal of equipment	(1,817)	(2,742)	5,225
Impairment of equipment held for lease	—	—	6,016
Bad debt expense	—	—	105
Change in:
Accounts receivable	467	333	221
Other assets	(254)	538	(177)
Accounts payable and accrued liabilities	(20)	(11)	(14)
Accrued interest payable	(674)	356	309
Management fees payable	44	69	65
Other liabilities	(169)	(218)	(41)
Net cash (used in) provided by operating activities	(1,663)	(282)	5,721

Cash flows from investing activities:
Principal collections on direct finance leases	5,636	10,155	16,886
Proceeds from disposal of equipment	5,051	14,047	11,051
Restricted cash	719	356	996
Net cash provided by investing activities	11,406	24,558	28,933

Cash used in financing activities:
Principal repayments on term loan	(7,549)	(25,655)	(32,360)
Principal repayments on loans payable to affiliates	(3,716)	—	(407)
Principal repayments on syndication liabilities	—	(1,207)	(1,994)
Deferred financing fee	(15)	(15)	—
Capital distributions	—	—	(440)
Net cash used in financing activities	(11,280)	(26,877)	(35,201)

Net decrease in cash and cash equivalents	(1,537)	(2,601)	(547)
Cash and cash equivalents, beginning of year	1,648	4,249	4,796
Cash and cash equivalents, end of year	$111	$1,648	$4,249

Supplemental disclosure:
Cash paid for interest	$1,138	$627	$2,009

See accompanying notes to consolidated financial statements.

INTERMODAL FINANCE I LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) EQUITY
(dollar amounts in thousands)

	WWTAI Container HoldCo Ltd	Deutsche Bank AG	Total
Members’ Deficit at December 31, 2016	$(5,139)	$(4,093)	$(9,232)
Comprehensive loss:
Net loss for the period	(189)	(181)	(370)
Other comprehensive income	—	—	—
Total comprehensive loss	(189)	(181)	(370)
Members’ Deficit at December 31, 2017	$(5,328)	$(4,274)	$(9,602)
Comprehensive income:
Net income for the period	120	115	235
Other comprehensive income	—	—	—
Total comprehensive income	120	115	235
Members’ Deficit at December 31, 2018 (Unaudited)	$(5,208)	$(4,159)	$(9,367)

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
Deferred Costs and Amortization—Deferred financing costs incurred in connection with the Term Loan are amortized over the seven year term of the underlying loan. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was approximately $473 (unaudited), $278 and $278, respectively.
Deferred costs also include a commission paid to a third party in connection with the acquisition and leaseback of a portfolio of shipping containers. This commission is being amortized using the straight line method over the term of the underlying lease. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was approximately $0 (unaudited), $0 and $63, respectively.
Direct Finance Leases—Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income.
Leasing Equipment—Shipping containers held for lease are stated at initial cost and are depreciated on a straight-line basis to an estimated residual value over a 15 year useful life from date of manufacture. The shipping containers owned by the Company are being depreciated over remaining useful lives of 6 months. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $53 (unaudited), $1,485 and $5,752, respectively.
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
On December 31, 2016 Intermodal Finance I, Ltd. recorded an impairment charge of $6,016, which resulted from certain operating leases not being renewed and containers being returned at a faster pace than expected. Additionally, due to challenging market conditions for shipping containers, a limited number of the returned containers were sold at values lower than previously estimated. There was no impairment recorded for the years ended December 31, 2018 (unaudited) or 2017.
Revenue Recognition—The Company leases shipping containers pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals.
The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables on a customer-by-customer basis and places a likelihood of default percentage on each delinquent account individually. Changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts. At December 31, 2018 (unaudited), 2017 and 2016, there were no provisions for doubtful accounts on the Company’s accounts receivable.
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
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other gains and losses, net of tax, if any, affecting shareholders’ equity that, under GAAP, are excluded from net income. Such amounts include the changes in the fair value of derivative instruments, reclassification into the earnings of amounts previously deferred relating to the derivative instruments and foreign currency translation gains and losses. For the years ended December 31, 2018 (unaudited), 2017 and 2016, there were no differences between the Company’s comprehensive income and the net income as presented in the consolidated statement of operations.
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

Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers on its direct finance leases and operating leases. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company’s three largest customers represented approximately 20%, 14% (direct finance lease customers) and 66% (operating lease customer) of revenues for the year ended December 31, 2018 (unaudited); 23%, 8% (direct finance lease customers) and 68% (operating lease customer) of revenues for the year ended December 31, 2017; and 17%, 3% (direct finance lease customers) and 77% (operating lease customer) of revenues for the year ended December 31, 2016.
Based on the in-place operating lease contract, the maximum amount of loss the Company would incur if the operating lease customer failed completely to perform according to the terms of the lease was immaterial at December 31, 2018 (unaudited) and approximately $176 and $2,545 at December 31, 2017 and 2016, respectively. As it relates to the Company’s direct finance lease portfolio, one customer accounted for all of the outstanding principal at December 31, 2018 (unaudited) and the three largest customers accounted for approximately 58%, 39% and 25% of the outstanding principal at December 31, 2017. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, with a view towards either selling or re-leasing the equipment. To date, the Company has not experienced any losses related to direct finance leases and does not expect future uncollectible amounts related to the principal balances receivable.
Deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2018 (unaudited).
Recent Accounting Pronouncements—In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires (i) equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
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

3. SHIPPING CONTAINER PORTFOLIOS
The components of the Company’s net investment in direct financing leases are comprised as follows:

	(Unaudited)
	December 31, 2018	December 31, 2017
Minimum lease payments	$1,527	$7,529
Less: Unearned income	(48)	(414)
Net investment in direct finance leases	$1,479	$7,115

At December 31, 2018, future minimum lease payments to be received under direct finance leases were $1,527 (unaudited), all of which will be received during the year ended December 31, 2019.
Operating Lease Portfolio-As of December 31, 2018 (unaudited) and 2017 all operating leases had expired, and the assets continue to earn per diems until the point at which they are returned.
4. DEBT
Term Loan Payable
On September 5, 2012, the Company entered in to a Term Loan Agreement (the “Term Loan”) with Deutsche Bank AG, Cayman Islands Branch (the “Lender”) for an initial aggregate amount of $125,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Term Loan was amended to provide for an additional borrowing of $53,000 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Term Loan bear interest at either (i) LIBOR plus 3% or (ii) a Base Rate (equal to the higher of the Prime Rate or the Federal Funds Rate, plus 0.50%) plus a spread of 0.25%. In addition, an administrative agent fee calculated at a rate of 0.50% per annum is also payable. In April 2013, the administrative agent fee rate was reduced to 0.25%. Interest expense on the Term Loan for years ended December 31, 2018, 2017 and 2016 was $88 (unaudited), $736 and $1,643, respectively, exclusive of administrative agent fees of $5 (unaudited), $50 and $128, respectively. The Company repaid the Term Loan in full during 2018.
Class B Term Loan Payable to Affiliates
On September 5, 2012, the Company entered in to a Class B Term Loan Agreement (the "Class B Loan”) with its members, pursuant to which it borrowed an initial aggregate amount of $25,000 in connection with the acquisition of a portfolio of shipping containers subject to direct finance leases. On December 17, 2012 the Class B Loan was amended to provide for an additional borrowing of approximately $15,100 which was used in connection with the acquisition of a portfolio of shipping containers subject to operating leases. Borrowings under the Class B Loan are unsecured and bear interest at a rate of 2%. Interest expense on the Class B Loan for the years ended December 31, 2018, 2017 and 2016 was approximately $376 (unaudited), $362 and $368, respectively. During the years ended December 31, 2018 and 2017, repayments under the Class B Loan totaled $3,716 (unaudited) and $0, respectively.
5. SYNDICATION LIABILITIES
In connection with the acquisition of the DFL’s in September 2012, the Company assumed syndication liabilities to third parties relating to four of the acquired DFL contracts. At acquisition, the syndication liabilities had remaining terms equal to the remaining terms of the associated DFL contracts, which ranged from 28 months to 42 months. The acquisition date fair value ascribed to these obligations was approximately $19,500. Interest on the syndication liabilities is recognized using the effective interest method at rates which range from 2.30% to 4.44%. Interest expense recognized on the syndication liabilities amounted to approximately $164 and $305 during the years ended December 31, 2017 and 2016. The obligations pursuant to these arrangements are non-recourse to the Company and the sole source of payment for these obligations is the cash flows generated from the underlying DFL contracts. During the year ended December 31, 2017, the syndication liabilities were paid off.
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
•Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3: Unobservable inputs for which there is little or no market data and which require internal development of assumptions about how market participants price the asset or liability.
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
8. SUBSEQUENT EVENTS
The Company has evaluated whether any material events have occurred subsequent to the balance sheet date through February 28, 2019, the date the consolidated financial statements were available to be issued.

OTHER FINANCIAL INFORMATION

Intermodal Finance I Ltd.
Consolidating Balance Sheet (Unaudited)
(dollar amounts in thousands)
December 31, 2018

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$107	$4	$—	$111
Restricted cash	46	—	—	46
Accounts receivable	131	—	—	131
Leasing equipment, net of accumulated depreciation of $2,187	3,483	—	—	3,483
Net investment in direct finance leases	1,479	—	—	1,479
Other assets	54	—	—	54
Due from affiliates	4	—	(4)	—
Total assets	$5,304	$4	$(4)	$5,304

LIABILITIES
Accounts payable and accrued liabilities	$15	$—	$—	$15
Management fees payable	258	—	—	258
Accrued interest payable	2	—	—	2
Accrued interest payable to affiliates	2	—	—	2
Loans payable to affiliates	14,364	—	—	14,364
Other liabilities	30	—	—	30
Due to affiliate	—	4	(4)	—
Total liabilities	14,671	4	(4)	14,671
Members’ deficit	(9,367)	—	—	(9,367)
Total liabilities and members’ equity	$5,304	$4	$(4)	$5,304

Intermodal Finance I Ltd.
Consolidating Balance Sheet
(dollar amounts in thousands)
December 31, 2017

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
ASSETS
Cash and cash equivalents	$2	$1,646	$—	$1,648
Restricted cash	765	—	—	765
Accounts receivable	1,123	—	—	1,123
Leasing equipment, net of accumulated depreciation of $7,305	6,037	—	—	6,037
Net investment in direct finance leases	3,097	4,018	—	7,115
Other assets	8	—	—	8
Due from affiliates	5,465	—	(5,465)	—
Total assets	$16,497	$5,664	$(5,465)	$16,696

LIABILITIES
Accounts payable and accrued liabilities	$35	$—	$—	$35
Management fees payable	214	—	—	214
Accrued interest payable	346	—	—	346
Accrued interest payable to affiliates	332	—	—	332
Term loan payable	7,092	—	—	7,092
Loans payable to affiliates	18,080	—	—	18,080
Other liabilities	—	199	—	199
Due to affiliate	—	5,465	(5,465)	—
Total liabilities	26,099	5,664	(5,465)	26,298
Members’ equity	(9,602)	—	—	(9,602)
Total liabilities and members’ equity	$16,497	$5,664	$(5,465)	$16,696

Intermodal Finance I Ltd.
Consolidating Statement of Operations (Unaudited)
(dollar amounts in thousands)
Year Ended December 31, 2018

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$807	$—	$—	$807
Finance revenue	178	241	—	419
Participation income-affiliate	219	—	(219)	—
Total revenues	1,204	241	(219)	1,226

EXPENSES
Direct operating expenses	1,468	22	—	1,490
Management fee	400	—	—	400
Depreciation and amortization	53	—	—	53
Interest expense	561	—	—	561
Interest expense-affiliates	376	—	—	376
General and administrative expense	181	—	—	181
Participation expense-affiliate	—	219	(219)	—
Total expenses	3,039	241	(219)	3,061

OTHER INCOME
Other income	253	—	—	253
Gain on disposal of equipment	1,817	—	—	1,817
Total other income	2,070	—	—	2,070

NET LOSS	$235	$—	$—	$235

Intermodal Finance I Ltd.
Consolidating Statement of Operations
(dollar amounts in thousands)
Year Ended December 31, 2017

	Intermodal Finance I Ltd	WWTAI Container I Ltd	Eliminations	Consolidated Intermodal Finance I Ltd
REVENUES
Equipment leasing revenue	$2,291	$—	$—	$2,291
Finance revenue	780	278	—	1,058
Participation income-affiliate	110	—	(110)	—
Total revenues	3,181	278	(110)	3,349

EXPENSES
Direct operating expenses	3,076	4	—	3,080
Management fee	1,022	—	—	1,022
Depreciation and amortization	1,485	—	—	1,485
Interest expense	1,013	164	—	1,177
Interest expense-affiliates	362	—	—	362
General and administrative expense	260	—	—	260
Participation expense-affiliate	—	110	(110)	—
Total expenses	7,218	278	(110)	7,386

OTHER INCOME
Other income	925	—	—	925
Loss on disposal of equipment	2,742	—	—	2,742
Total other income	3,667	—	—	3,667

NET LOSS	$(370)	$—	$—	$(370)

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
Remediation of Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or deleted on a timely basis. As previously disclosed at December 31, 2017, our management concluded that there was a material weakness in our internal controls over financing reporting as we did not maintain effective internal control in the design and operating effectiveness of certain financial reporting related controls over preparation and review of financial information within our Jefferson Operating Segment (“Jefferson”). Specifically, we determined that we had control deficiencies related to our review over capitalization of interest, lack of segregation of duties within accounts payable and disbursements and the lack of documentation to demonstrate the consistent and timely performance of management review controls at sufficient levels of precision in the preparation of the segment financial information.
During the year ended December 31, 2018, we took the following steps to remediate this material weakness:
•Redesigned and enhanced processes and procedures to include multiple levels of review at sufficient levels of precision for non-standard or significant transactions, including the review of capitalized interest;
•Implemented system enhancements, including access rights and approval workflows, to ensure appropriate segregation of duties;
•Hired additional personnel at Jefferson with robust accounting and internal control expertise to ensure timely performance of management review controls at sufficient levels of precision and related documentation; and
•Enhanced corporate-level monitoring controls over Jefferson’s financial reporting process with additional review related to both the execution and design of control processes. Additionally, corporate assumed certain responsibilities related to Jefferson accounting systems, including ensuring that access related controls, segregation of duties and change management controls were effectively operating.
During the year ended December 31, 2018, we observed the operation of each of the control changes as part of our remediation efforts, to evaluate whether their effectiveness over a period of time was sufficient for management to conclude that the reported material weakness has been remediated.
Our management has concluded that the identified material weakness in internal control over financial reporting discussed above was fully remediated as of December 31, 2018.
During the fourth quarter of 2018, we identified and remediated a material weakness in the design and operating effectiveness of certain controls within the Aviation Leasing segment. The controls were not effective due to (i) insufficient design and operating effectiveness of transaction level controls related to the modeling of engine maintenance outflows and return condition arrangements provided for within the aircraft leases and (ii) lack of a sufficient level of precision in the management level review of the aviation maintenance model required to mitigate the potential for a material misstatement.
To remediate the material weakness, we (i) reviewed all historical transactions that could be affected by the control deficiencies and implemented additional transactional level control improvements to ensure proper application on all new transactions and (ii) implemented a monitoring control to conduct a management level review at a sufficient level of precision to mitigate potential material misstatements in maintenance revenue recognition. As of December 31, 2018, we concluded that the material weakness was sufficiently remediated.

Changes in Internal Control over Financial Reporting
Other than the remediation discussed above, there was no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on Internal Control Over Financial Reporting
We have audited Fortress Transportation and Infrastructure Investors LLC internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fortress Transportation and Infrastructure Investors LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

Item 9B. Other Information
None.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.
Item 11. Executive Compensation
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.
Item 14.  Principal Accountant Fees and Services
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.

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
4.7
Fifth Supplemental Indenture, dated February 8, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 8, 2019).

	4.8	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.9	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
	10.6	Credit Agreement, dated as of August 27, 2014, among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Partners LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
	10.7	Trust Indenture and Security Agreement between the District and The Bank of New York Mellon Trust Company, National Association, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.8	Standby Bond Purchase Agreement among the Port of Beaumont Navigation District of Jefferson County, Texas, The Bank of New York Mellon Trust Company, National Association, Jefferson Railport Terminal II Holdings LLC and Jefferson Railport Terminal II LLC dated as of February 1, 2016 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.9	Capital Call Agreement, by and among Fortress Transportation and Infrastructure Investors LLC, FTAI Energy Holdings LLC, FTAI Partner Holdings LLC, FTAI Midstream GP Holdings LLC, FTAI Midstream GP LLC, FTAI Midstream Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II Holdings LLC, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.10	Fee and Support Agreement, among FTAI Energy Holdings LLC, FEP Terminal Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II LLC, dated as of March 7, 2016 (incorporated by reference to Exhibit 10.10 of the Company's Amended Annual Report on Form 10-K/A, filed on April 29, 2016).
	10.11	Lease and Development Agreement (Facilities Lease), dated as of February 1, 2016, by and between the Port of Beaumont Navigation District of Jefferson County, Texas and Jefferson Railport Terminal II LLC (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).

	Exhibit No.	Description
	10.12	Deed of Trust of Jefferson Railport Terminal II LLC, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.13	Credit Agreement, dated January 23, 2017, among Fortress Transportation and Infrastructure Investors LLC, as holdings, Fortress Worldwide Transportation and Infrastructure General Partnership, as IntermediateCo, WWTAI Finance Ltd., as Borrower, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on January 27, 2017).
	10.14	Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).
†	10.15	Credit Agreement Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2018).
10.16
Credit Agreement Amendment No. 2 dated as of February 8, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 11, 2019).

	10.17	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	21.1	Subsidiaries of Fortress Transportation and Infrastructure Investors LLC.
	23.1	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	February 28, 2019
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 28, 2019
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	February 28, 2019
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	February 28, 2019
Eun Nam
Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	February 28, 2019
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	February 28, 2019
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	February 28, 2019
A. Andrew Levison
Director

By:	/s/ Kenneth J. Nicholson	Date:	February 28, 2019
Kenneth J. Nicholson
Director

By:	/s/ Ray M. Robinson	Date:	February 28, 2019
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 28, 2019
Martin Tuchman
Director