Form 10-Q
period 2019-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2019-05-03
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019 OR

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

(Former name, former address and former fiscal year, if changed since last report) N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Class A common shares, $0.01 par value per share	FTAI	New York Stock Exchange (NYSE)
There were 84,671,632 common shares representing limited liability company interests outstanding at April 30, 2019.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to us. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy;

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and enter into new contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation, energy, intermodal transport and rail sectors;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures or partnerships or through consortium arrangements;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	infrastructure operations may require substantial capital expenditures;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal control over financial reporting;

•	exposure to environmental risks, including increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•	effects of the merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	volatility in the market price of our common shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	2	$120,515	$99,601
Restricted cash	2	108,058	21,236
Accounts receivable, net		50,586	53,789
Leasing equipment, net	3	1,471,794	1,432,210
Operating lease right-of-use assets, net	12	44,241	—
Finance leases, net	4	21,158	18,623
Property, plant, and equipment, net	5	788,668	708,853
Investments	6	39,778	40,560
Intangible assets, net	7	35,604	38,513
Goodwill		116,584	116,584
Other assets	2	150,714	108,809
Total assets		$2,947,700	$2,638,778

Liabilities
Accounts payable and accrued liabilities		$97,415	$112,188
Debt, net	8	1,540,017	1,237,347
Maintenance deposits		166,749	158,163
Security deposits		38,638	38,539
Operating lease liabilities	12	44,719	—
Other liabilities		87,108	38,759
Total liabilities		$1,974,646	$1,584,996

Commitments and contingencies	18

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 84,477,791 and 84,050,889 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)		$845	$840
Additional paid in capital		1,001,223	1,029,376
Accumulated deficit		(39,197)	(32,817)
Accumulated other comprehensive loss		(43,012)	—
Shareholders' equity		919,859	997,399
Non-controlling interest in equity of consolidated subsidiaries		53,195	56,383
Total equity		973,054	1,053,782
Total liabilities and equity		$2,947,700	$2,638,778

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2019	2018
Revenues
Equipment leasing revenues		$72,452	$55,784
Infrastructure revenues		52,175	13,060
Total revenues	11	124,627	68,844

Expenses
Operating expenses		61,918	27,579
General and administrative		4,732	3,586
Acquisition and transaction expenses		1,474	1,766
Management fees and incentive allocation to affiliate	15	3,838	3,739
Depreciation and amortization	3, 5, 7	39,533	29,587
Interest expense		21,303	11,871
Total expenses		132,798	78,128

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	6	(384)	95
Gain (loss) on sale of equipment, net		1,725	(5)
Interest income		91	176
Other (expense) income		(2,604)	180
Total other (expense) income		(1,172)	446

Loss before income taxes		(9,343)	(8,838)
Provision for income taxes	14	453	495
Net loss		(9,796)	(9,333)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(3,416)	(8,761)
Net loss attributable to shareholders		$(6,380)	$(572)

Loss per share	17
Basic		$(0.07)	$(0.01)
Diluted		$(0.07)	$(0.01)

Weighted Average Shares Outstanding:
Basic		85,986,453	81,534,454
Diluted		85,986,453	81,534,454

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(9,796)	$(9,333)
Other comprehensive loss:
Change in fair value of cash flow hedge	(43,012)	—
Comprehensive loss	(52,808)	(9,333)
Comprehensive loss attributable to non-controlling interest	(3,416)	(8,761)
Comprehensive loss attributable to shareholders	$(49,392)	$(572)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2019
	Common Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$840	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Comprehensive loss:
Net loss for the period			(6,380)		(3,416)	(9,796)
Other comprehensive loss			—	(43,012)	—	(43,012)
Total comprehensive loss			(6,380)	(43,012)	(3,416)	(52,808)
Issuance of common shares	5	230				235
Dividends declared		(28,383)				(28,383)
Equity-based compensation		—			228	228
Equity - March 31, 2019	$845	$1,001,223	$(39,197)	$(43,012)	$53,195	$973,054

	Three Months Ended March 31, 2018
	Common Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	$758	$985,009	$(38,699)	$—	$88,007	$1,035,075
Comprehensive loss:
Net loss for the period			(572)		(8,761)	(9,333)
Other comprehensive income			—	—	—	—
Total comprehensive loss			(572)	—	(8,761)	(9,333)
Issuance of common shares	70	127,807			—	127,877
Dividends declared		(27,333)			—	(27,333)
Equity-based compensation		9			199	208
Equity - March 31, 2018	$828	$1,085,492	$(39,271)	$—	$79,445	$1,126,494

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,796)	$(9,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	384	(95)
(Gain) loss on sale of equipment, net	(1,725)	5
Security deposits and maintenance claims included in earnings	(2,953)	(383)
Equity-based compensation	228	208
Depreciation and amortization	39,533	29,587
Change in current and deferred income taxes	338	504
Change in fair value of non-hedge derivative	3,220	(624)
Amortization of lease intangibles and incentives	8,334	7,226
Amortization of deferred financing costs	2,025	1,151
Bad debt expense	2,950	1,441
Other	221	9
Change in:
Accounts receivable	(1,127)	(7,387)
Other assets	(5,295)	1,176
Accounts payable and accrued liabilities	(14,348)	(9,768)
Management fees payable to affiliate	(1,158)	(1,300)
Other liabilities	(561)	(947)
Net cash provided by operating activities	20,270	11,470

Cash flows from investing activities:
Investment in notes receivable	—	(912)
Investment in unconsolidated entities and available for sale securities	—	(1,115)
Principal collections on finance leases	1,289	129
Acquisition of leasing equipment	(108,919)	(86,043)
Acquisition of property, plant and equipment	(81,241)	(23,641)
Acquisition of lease intangibles	(589)	(1,029)
Purchase deposits for acquisitions	(4,625)	(6,886)
Proceeds from sale of leasing equipment	27,292	6,136
Proceeds from sale of property, plant and equipment	7	38
Return of capital distributions from unconsolidated entities	398	—
Return of purchase deposit for aircraft and aircraft engines	—	240
Return of deposit on sale of engine	—	(400)
Net cash used in investing activities	$(166,388)	$(113,483)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from debt	$352,680	$18,600
Repayment of debt	(47,222)	(12,612)
Payment of deferred financing costs	(28,611)	(71)
Receipt of security deposits	1,935	1,864
Return of security deposits	(233)	(700)
Receipt of maintenance deposits	13,495	9,720
Release of maintenance deposits	(9,807)	(1,840)
Proceeds from issuance of common shares, net of underwriter's discount	—	128,450
Common shares issuance costs	—	(132)
Cash dividends	(28,383)	(27,333)
Net cash provided by financing activities	$253,854	$115,946

Net increase in cash and cash equivalents and restricted cash	107,736	13,933
Cash and cash equivalents and restricted cash, beginning of period	120,837	92,806
Cash and cash equivalents and restricted cash, end of period	$228,573	$106,739

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$—	$511
Acquisition of leasing equipment	(2,128)	(2,938)
Acquisition of property, plant and equipment	(11,210)	(5,849)
Settled and assumed security deposits	(1,604)	500
Billed, assumed and settled maintenance deposits	5,405	(3,517)
Change in fair value of cash flow hedge	(43,012)	—
Issuance of common shares	235	150
Common share issuance costs	—	(591)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1.	ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Company,” “we,” “our” or “us”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), owns and leases aviation equipment and also owns and operates a short line railroad in North America, Central Maine and Québec Railway (“CMQR”), a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”), and a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant under construction (“Long Ridge”). Additionally, we own and lease offshore energy equipment and shipping containers. We have four reportable segments, (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Railroad, and (iv) Ports and Terminals, which operate in two primary businesses, Equipment Leasing and Infrastructure (Note 16).

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
JGP Energy Partners LLC
During the quarter ended September 30, 2016, we initiated activities in our 50% owned joint venture, JGP Energy Partners LLC (“JGP”). The other 50% member to the joint venture is a third party ethanol producer. The purpose of the venture is to build storage capacity with capabilities to receive and/or distribute ethanol via water, rail or truck. Each member contributed up to $27 million (for a total of $54 million) for the development and construction of the ethanol terminal facilities. JGP is governed by a designated operating committee selected by the members in proportion to their equity interests. JGP is solely reliant on its members to finance its activities and therefore is a VIE. We concluded that we are not the primary beneficiary of JGP as the members share equally in the risks and rewards and decision making authority of the entity; therefore, we do not consolidate JGP and account for this investment in accordance with the equity method. Refer to Note 6 for details.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

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
Ohio River Partners LLC
On June 16, 2017, we, through Ohio River Partners Shareholder LLC (“ORP”), a consolidated subsidiary, purchased the assets of Long Ridge which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. We purchased 100% of the interests in these assets. ORP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; accordingly, ORP has been presented on a consolidated basis in the accompanying financial statements.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 8), and funds set aside for the power plant construction at Long Ridge (see Note 5) and other qualifying construction projects at Jefferson Terminal.
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. As of March 31, 2019 and December 31, 2018, we had commodities inventory of $11.0 million and $10.4 million, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $17.5 million and $14.5 million as of March 31, 2019 and December 31, 2018, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $25.6 million and $2.4 million as of March 31, 2019 and December 31, 2018, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $2.0 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, and is included in interest expense in the Consolidated Statements of Operations.
Revenue Recognition
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
Generally, under our aircraft lease and engine agreements, the lessee is required to make periodic maintenance payments calculated based on the lessee’s utilization of the leased asset or at the end of the lease. Typically, under our aircraft lease agreements, the lessee is responsible for maintenance, repairs and other operating expenses throughout the term of the lease. These periodic maintenance payments accumulate over the term of the lease to fund major maintenance events, and we are contractually obligated to return maintenance payments to the lessee up to the amount paid by the lessee. In the event the total cost of maintenance events over the term of a lease is less than the cumulative maintenance payments, we are not required to return any unused or excess maintenance payments to the lessee.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Crude Marketing Revenues—Crude marketing revenues consists of marketing revenue related to Canadian crude oil. The revenues are recognized over time, i.e., as the services are rendered and the customer simultaneously receives and consumes the benefit over time.
Other Revenue—Other revenue primarily consists of revenue related to the handling, storage and sale of raw materials. Other revenue consists of two performance obligations: handling and storage of raw materials. The revenues are recognized over time, i.e., as the services are rendered and the customer simultaneously receives and consumes the benefit over time.
Payment terms for Infrastructure Revenues are generally short term in nature.
Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized in Operating lease right-of-use assets, net and Operating lease liabilities in our Consolidated Balance Sheets, respectively. Finance lease ROU assets are recognized in Property, plant and equipment, net and lease liabilities are recognized in Other liabilities in our Consolidated Balance Sheets.
All lease liabilities are measured at the present value of the unpaid lease payments, discounted using our incremental borrowing rate based on the information available at commencement date of the lease. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for prepaid rent and lease incentives. ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for prepaid or accrued lease payments and lease incentives. The finance lease ROU assets are subsequently amortized using the straight-line method.
Operating lease expenses are recognized on a straight-line basis over the lease term. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability. Variable lease payments, which are primarily based on usage, are recognized when the associated activity occurs.
We have elected to combine lease and non-lease components for all lease contracts where we are the lessee. Additionally, for arrangements with lease terms of 12 months or less, we do not recognize ROU assets, and lease liabilities and lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three months ended March 31, 2019, one customer in the Jefferson Terminal segment accounted for approximately 22% of total revenue. There were no customers with a revenue concentration over 10% of total revenue during the three months ended March 31, 2018.
As of March 31, 2019, accounts receivable from one customer in the Jefferson Terminal segment represented 13% of total accounts receivable, net. As of December 31, 2018, accounts receivable from two customers in the Jefferson Terminal segment each represented 17% and 15% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts at March 31, 2019 and December 31, 2018 was $1.2 million and $1.1 million, respectively. Bad debt expense was $3.0 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, and is included in operating expenses in the Consolidated Statements of Operations.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Derivative Financial Instruments
Electricity Derivatives—We enter into derivative contracts as part of a risk management program to mitigate price risk associated with certain electricity price exposures. We primarily use swap derivative contracts, which are agreements to buy or sell a quantity of electricity at a predetermined future date and at a predetermined price.
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. The derivative's gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income in our Consolidated Balance Sheets. The gain or loss is subsequently reclassified into the income statement line item that is impacted by the forecasted transaction when the forecasted transaction affects net earnings.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. The change in fair value of these contracts is recognized in Other income (expense) in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Change in fair value of non-hedge derivatives in our Consolidated Statements of Cash Flows.
Commodity Derivatives—We also enter into short-term and long-term crude forward contracts. Gains and losses related to our crude sales and purchase derivatives are recorded on a gross basis and are included in Crude marketing revenues and Operating expenses, respectively, in our Consolidated Statements of Operations. See Note 11 for additional details. The cash flow impact of these derivatives is recognized in Change in fair value of non-hedge derivatives in our Consolidated Statements of Cash Flows.
All of our outstanding derivatives are not used for speculative purposes. We record all derivative assets and liabilities on a gross basis at fair value and are included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.
Other Assets—Other assets is primarily comprised of commodities inventory of $11.0 million and $10.4 million, purchase deposits for acquisitions of $7.1 million and $10.2 million, lease incentives of $57.7 million and $51.0 million, deferred revolver fees, net of amortization of $25.6 million and $2.4 million, prepaid expenses of $12.9 million and $8.2 million and derivative assets of $7.6 million and $7.5 million as of March 31, 2019 and December 31, 2018, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three months ended March 31, 2019 and 2018, the Board of Directors declared a cash dividend of $0.33 per share.
Recent Accounting Pronouncements—In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (and subsequently issued ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, collectively, “ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.
On January 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach. We utilized the effective date transition method and accordingly are not required to adjust our comparative period financial information for effects of ASU 2016-02. We have elected to adopt the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification (including land easements), lease classification and initial direct costs.
The adoption of ASU 2016-02 resulted in the recognition of ROU assets and lease liabilities of approximately $46 million in our Consolidated Balance Sheets as of January 1, 2019.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and make certain improvements to simplify the application of the hedge accounting guidance. The amendments will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. Entities are required to apply the amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period after adoption. On January 1, 2019, we adopted this standard and it did not have an impact on our consolidated financial statements as we did not have any hedging relationships prior to adoption.
In June 2018, the FASB, issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification (“ASC”) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. On January 1, 2019, we adopted this standard and it did not have an impact on our consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Unadopted Accounting Pronouncements—In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
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

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2019	December 31, 2018
Leasing equipment	$1,727,864	$1,672,156
Less: accumulated depreciation	(256,070)	(239,946)
Leasing equipment, net	$1,471,794	$1,432,210
During the three months ended March 31, 2019, we acquired five aircraft and eight commercial engines, and sold nine commercial engines.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Depreciation expense for leasing equipment	$31,896	$23,691
4. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	March 31, 2019	December 31, 2018
Finance leases	$30,299	$28,476
Unearned revenue	(9,141)	(9,853)
Finance leases, net	$21,158	$18,623
We entered into two one-year sales-type lease agreements for the sale of two of our aircraft during the three months ended March 31, 2019.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2019	December 31, 2018
Land, site improvements and rights	$75,046	$75,028
Construction in progress (1)	309,366	253,239
Buildings and improvements	14,597	14,514
Terminal machinery and equipment	376,814	349,227
Proved oil and gas properties	22,305	20,099
Track and track related assets	42,358	42,349
Railroad equipment	5,754	5,383
Railcars and locomotives	4,592	4,513
Computer hardware and software	3,806	3,806
Furniture and fixtures	599	572
Vehicles	1,691	1,636
	856,928	770,366
Less: accumulated depreciation	(69,779)	(63,032)
Spare parts	1,519	1,519
Property, plant and equipment, net	$788,668	$708,853
________________________________________________________
(1) Includes unproved oil and gas properties of $60,320 and $59,930 as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019, we added property, plant and equipment of $86.6 million, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno, and assets under development at Jefferson Terminal and Long Ridge, including a power plant under construction.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Depreciation expense for property, plant and equipment	$6,737	$4,996
Construction of Power Plant at Long Ridge
Construction Agreements
On February 15, 2019, our subsidiary, Long Ridge Energy Generation LLC (“LREG”), entered into an engineering, procurement and construction agreement (the “EPC Agreement”) with Kiewit Power Constructors Co. to construct a 485 megawatt natural gas fired, combined cycle power plant at Long Ridge Energy Terminal.
Additionally, on February 15, 2019, LREG entered into an agreement for the purchase of power generation equipment and related services (the “PIE Agreement”) with General Electric Company (“GE”) to acquire equipment and related services to be utilized at the power plant, including one combustion turbine, one condensing steam turbine, one hydrogen-cooled generator, one heat-recovery steam generator and related items.
The aggregate value of the EPC Agreement and the PIE Agreement is approximately $430 million.
Credit Agreements
On February 15, 2019, LREG and two other subsidiaries (collectively, "Co-Borrowers") entered into certain credit agreements establishing (i) a $445 million construction loan and term loan, (ii) a $154 million letter of credit facility and (iii) a $143 million construction loan and term loan, all of which will be used for the purposes of funding the development, construction and completion of the power plant. The interest costs incurred under these credit agreements for qualifying expenditures under construction are capitalized and included in the cost of the asset. Interest capitalization ceases once the asset is substantially complete or no longer undergoing activities to prepare it for its intended use.
See Note 8 for additional information related to the credit agreements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Fixed Price Power Agreements
In connection with the construction of the power plant, LREG entered into fixed price power agreements for 457 megawatts of electric power. The agreements become effective on February 1, 2022, with 207 megawatts having a term of ten years and 250 megawatts having a term of seven years. Under the terms of the agreements, which are accounted for as derivatives, LREG receives a weighted average fixed price of $27.30 per megawatt hour and pays a variable price equal to the ELECTRICITY-PJM-AEP/DAYTON HUB-DAY AHEAD price. See Note 10 for additional information related to the fixed price power agreements.

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2019	December 31, 2018
Advanced Engine Repair JV	Equity method	25%	$12,780	$12,981
JGP Energy Partners LLC	Equity method	50%	25,241	25,461
Intermodal Finance I, Ltd.	Equity method	51%	1,757	2,118
Investments			$39,778	$40,560
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2019 and 2018.
Equity Method Investments
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended March 31,
	2019	2018
Advanced Engine Repair JV	$(201)	$(224)
JGP Energy Partners LLC	(220)	148
Intermodal Finance I, Ltd.	37	171
Total	$(384)	$95
Advanced Engine Repair JV
In December 2016, we invested $15 million for 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
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
As of March 31, 2019, Intermodal owns a portfolio of leases, representing one finance lease customer and comprises approximately 3,000 shipping containers, as well as a portfolio of approximately 5,000 shipping containers subject to multiple operating leases.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2019
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$48,731	$—	$—	$48,731
Less: Accumulated amortization	(32,378)	—	—	(32,378)
Acquired favorable lease intangibles, net	16,353	—	—	16,353
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(16,266)	(221)	(16,487)
Acquired customer relationships, net	—	19,247	4	19,251
Total intangible assets, net	$16,353	$19,247	$4	$35,604

Intangible liabilities
Acquired unfavorable lease intangibles	$3,736	$—	$—	$3,736
Less: Accumulated amortization	(2,249)	—	—	(2,249)
Acquired unfavorable lease intangibles, net	$1,487	$—	$—	$1,487

	December 31, 2018
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$48,143	$—	$—	$48,143
Less: Accumulated amortization	(29,780)	—	—	(29,780)
Acquired favorable lease intangibles, net	18,363	—	—	18,363
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(15,378)	(210)	(15,588)
Acquired customer relationships, net	—	20,135	15	20,150
Total intangible assets, net	$18,363	$20,135	$15	$38,513

Intangible liabilities
Acquired unfavorable lease intangibles	$3,736	$—	$—	$3,736
Less: Accumulated amortization	(2,114)	—	—	(2,114)
Acquired unfavorable lease intangibles, net	$1,622	$—	$—	$1,622
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2019	2018
Lease intangibles	Equipment leasing revenues	$2,462	$1,992
Customer relationships	Depreciation and amortization	900	900
Total		$3,362	$2,892

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

As of March 31, 2019, estimated net annual amortization of intangibles is as follows:

2019	$8,463
2020	8,759
2021	5,317
2022	5,600
2023	3,600
Thereafter	2,378
Total	$34,117

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

8.     DEBT, NET
Our debt, net is summarized as follows:

	March 31, 2019			December 31, 2018
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement (1)	$46,181	LIBOR + 4.50%	9/15/2019	$47,743
CMQR Credit Agreement	22,540	(i) Adjusted LIBOR + 2.50% or 4.50%; or (ii) U.S. or Canadian Base Rate + 1.50% or 3.50%; or (iii) Canadian Fixed Rate + 2.50% or 4.50%	9/18/2019	22,265
Revolving Credit Facility (2)	165,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	100,000
Jefferson Revolver (2)	63,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	3/7/2021	49,805
DRP Revolver (3)	9,300	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	—
LREG Credit Agreement (4)	71,500	First Lien Credit Agreement: 7.30% LC Facility: Base Rate + 2.50% to 3.50% Second Lien Credit Agreement: 7.50%	2/15/2022 to 6/30/2028	—
Total loans payable	377,521			219,813
Bonds payable
Series 2012 Bonds (5)	42,781	8.25%	7/1/2032	42,797
Series 2016 Bonds (6)	144,200	7.25%	2/1/2036	144,200
Senior Notes due 2022 (7)	697,265	6.75%	3/15/2022	549,405
Senior Notes due 2025 (8)	295,770	6.50%	10/1/2025	295,642
Total bonds payable	1,180,016			1,032,044

Debt	1,557,537			1,251,857
Less: Debt issuance costs	(17,520)			(14,510)
Total debt, net	$1,540,017			$1,237,347

Total debt due within one year	$227,591			$71,678
________________________________________________________
(1) Secured on a first priority basis by the offshore vessel.
(2) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(4) Requires a quarterly commitment fee on the average daily unused portion at a rate of 1.50% for the First Lien Credit Agreement and LC Facility and 1.00% for the Second Lien Credit Agreement, as well as customary letter of credit fees and agency fees.
(5) Includes unamortized premium of $1,561 and $1,577 at March 31, 2019 and December 31, 2018, respectively.
(6) These bonds have a stated maturity of February 1, 2036 but are subject to mandatory tender for purchase at par, by our subsidiary, on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the bonds or redeemed prior to such date.
(7) Includes unamortized discount of $6,972 and $5,154 at March 31, 2019 and December 31, 2018, respectively, and an unamortized premium of $4,237 and $4,559 at March 31, 2019 and December 31, 2018, respectively.
(8) Includes unamortized discount of $4,230 and $4,358 at March 31, 2019 and December 31, 2018, respectively.
Jefferson Revolver—On December 20, 2018, our subsidiary entered into an amendment to the Jefferson Revolver which temporarily increases the aggregate revolving commitments by $25 million from $50 million to $75 million, until August 1, 2019, after which the aggregate revolving commitment will revert back to $50 million.
Senior Notes due 2022—On February 8, 2019, we issued an additional $150 million of Senior Notes (“2022 Notes”) at an offering price of 98.5% of the principal amount plus accrued interest from September 15, 2018.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Revolving Credit Facility—On February 8, 2019, we entered into an amendment to the revolving credit facility (the “Revolving Credit Facility”). The amendment, among other things, (i) increases the aggregate revolving commitments by $125 million from $125 million to $250 million, (ii) extends the maturity date of the revolving loans and commitments to January 31, 2022 and (iii) makes certain modifications to the financial covenants, including an increase in the maximum ratio of debt to total equity from 1.65 to 1.00 to 2.00 to 1.00.
LREG Credit Agreement—On February 15, 2019, LREG and two other subsidiaries, Ohio Gasco LLC, (“GasCo” and, together with LREG, the “Co-Borrowers”), and Ohio PP Holdco LLC (“Holdings”), entered into a First Lien Credit Agreement establishing (i) a $445 million construction loan (the “First Lien Construction Loans”) and term loan (the “First Lien Term Loans” and, together with the First Lien Construction Loans, the “First Lien Loan Facility”) credit facility for the purposes of funding the development, construction and completion of the power plant and the associated development, production and drilling of hydrocarbon interests (cumulatively, the “Project”), and (ii) a $154 million letter of credit facility, which is available to the Co-Borrowers solely to support any collateral posting obligations of the Co-Borrowers under certain fixed price power agreements related to the Project (the “LC Facility”). The LC Facility may be increased up to $179 million under certain circumstances as set forth in the First Lien Credit Agreement, with such additional amounts of letters of credit available to LREG solely in support of any collateral posting obligations in connection with a bid in the PJM capacity auction. As of March 31, 2019, $128 million letters of credit have been provided to counterparties in accordance with the provisions of the LC Facility, leaving $26 million of remaining initial letter of credit capacity.
The First Lien Construction Loans are available until the date on which, among other things, substantial completion of the Project is achieved (which is required to occur on or prior to June 1, 2022), at which point the First Lien Construction Loans then outstanding shall automatically convert to Term Loans (“Term Conversion”). Following Term Conversion, the First Lien Term Loans will commence amortization on a quarterly basis and will mature on December 31, 2027. The LC Facility will mature upon the earlier of (a) February 15, 2022, (b) the date the loans under the First Lien Loan Facility are accelerated or (c) the date of Term Conversion.
Also on February 15, 2019, the Co-Borrowers and Holdings entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”) establishing a $143 million construction loan (the “Second Lien Construction Loans”) and term loan (the “Second Lien Term Loans” and, together with the Second Lien Construction Loans, the “Second Lien Loan Facility”) credit facility for the purposes of funding the development, construction and completion of the Project.
The Co-Borrowers were required to borrow $71.5 million in Second Lien Construction Loans on February 15, 2019, with the remaining Second Lien Construction Loans required to be borrowed no later than February 15, 2020. Following Term Conversion, the Second Lien Construction Loans then outstanding will automatically convert to Second Lien Term Loans and will commence amortization on a quarterly basis and mature on June 30, 2028.
The Co-Borrowers’ obligations under the First Lien Credit Agreement and the Second Lien Credit Agreement are guaranteed by the Co-Borrowers and Holdings and are secured by first priority security interests and second priority security interests, respectively, in all of the assets of the Co-Borrowers and Holdings. The borrowings under the Credit Agreements are not guaranteed by us and are non-recourse to us.
We were in compliance with all debt covenants as of March 31, 2019.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following tables set forth our financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2019	March 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$120,515	$120,515	$—	$—	Market
Restricted cash	108,058	108,058	—	—	Market
Derivative assets	7,590	—	—	7,590	Income
Total assets	$236,163	$228,573	$—	$7,590

Liabilities
Derivative liabilities	$(47,277)	$—	$—	$(47,277)	Income
Total liabilities	$(47,277)	$—	$—	$(47,277)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2018	December 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$99,601	$99,601	$—	$—	Market
Restricted cash	21,236	21,236	—	—	Market
Derivative assets	7,470	—	—	7,470	Income
Total	$128,307	$120,837	$—	$7,470

Liabilities
Derivative liabilities	$(925)	$—	$—	$(925)	Income
Total liabilities	$(925)	$—	$—	$(925)
The fair value of our electricity derivative liabilities and commodity derivative assets and liabilities classified as Level 3 measurements are estimated by applying the income approach, which is based on discounted projected future cash flows. The valuation of our electricity derivatives is based on management’s best estimate of certain key assumptions, which include extrapolated power forward curves for periods with unobservable market pricing, credit valuation adjustments utilizing estimated cash flows, estimated price volatility and probability of default, and the discount rate. The valuation of our commodity derivatives is based on management’s best estimate of certain key assumptions, which include an estimated differential factor for varying quality of commodity and the discount rate.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2019	December 31, 2018
Series 2012 Bonds (1)	$43,141	$42,633
Series 2016 Bonds (1)	148,683	149,582
Senior Notes due 2022	712,705	551,144
Senior Notes due 2025	296,235	283,965
________________________________________________________
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
10. DERIVATIVE FINANCIAL INSTRUMENTS
Electricity Derivatives
We are subject to electricity price volatility stemming from the anticipated sales of electricity from our Long Ridge power generation plant under construction. From time to time, we enter into electricity swap agreements to manage our exposure to electricity price fluctuations. Certain derivatives are designated as hedging instruments within cash flow hedging relationships and certain other derivatives are not designated as hedging instruments.
Commodity Derivatives
Depending on market conditions, we source crude oil from producers in Canada, arranging logistics to Jefferson Terminal and marketing crude oil to third parties. These crude oil forward purchase and sales contracts are not designated in hedging relationships.
The following table presents information related to our outstanding derivative contracts:

	Notional Amount	Fair Value of Assets (1)	Fair Value of Liabilities (1)	Term
March 31, 2019
Derivatives Designated in Cash Flow Hedges:
Electricity swaps	$29,278	$—	$(43,012)	7 to 10 years
Non-hedge Derivative Instruments:
Electricity swaps	$4,207	$—	$(2,370)	7 to 10 years
Crude oil forwards	2,687	7,590	(1,895)	1 to 9 months

December 31, 2018
Derivatives Designated in Cash Flow Hedges:
Electricity swaps	$—	$—	$—	N/A
Non-hedge Derivative Instruments:
Electricity swaps	$—	$—	$—	N/A
Crude oil forwards	3,225	7,470	(925)	1 to 12 months
________________________________________________________
(1) Included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents pretax gains and losses on our derivative contracts:

	Three Months Ended March 31,
	2019	2018
Electricity Swaps:
Losses recognized in other comprehensive loss before reclassifications	$(43,012)	$—
Gains (losses) reclassified from accumulated other comprehensive income	—	—
Losses recognized in earnings	(2,370)	—
Crude Oil Forwards:
(Losses) gains recognized in earnings	$(850)	$624
As of March 31, 2019, we do not expect any gains or losses on our electricity swaps to be reclassified into revenue in the next 12 months. As of March 31, 2019, the maximum length of time over which we are hedging forecasted electricity sales is 13 years.
11. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues attributed to our Equipment Leasing business unit are within the scope of ASC 840 prior to January 1, 2019 and ASC 842 after January 1, 2019, while revenues attributed to our Infrastructure business unit are within the scope of ASC 606, unless otherwise noted. Under the provisions of ASC 842, we have elected to exclude sales and other similar taxes from lease payments in arrangements where we are a lessor.

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$47,303	$—	$—	$—	$1,933	$49,236
Maintenance revenue	21,777	—	—	—	—	21,777
Finance lease income	826	—	—	—	—	826
Other revenue	505	—	—	—	108	613
Total equipment leasing revenues	70,411	—	—	—	2,041	72,452
Infrastructure revenues
Lease income	—	308	—	355	—	663
Rail revenues	—	—	10,507	—	—	10,507
Terminal services revenues	—	4,867	—	1,818	—	6,685
Crude marketing revenues	—	30,779	—	—	—	30,779
Other revenue	—	—	—	3,541	—	3,541
Total infrastructure revenues	—	35,954	10,507	5,714	—	52,175
Total revenues	$70,411	$35,954	$10,507	$5,714	$2,041	$124,627

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended March 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$33,250	$—	$—	$—	$2,249	$35,499
Maintenance revenue	19,485	—	—	—	—	19,485
Finance lease income	—	—	—	—	367	367
Other revenue	—	—	—	—	433	433
Total equipment leasing revenues	52,735	—	—	—	3,049	55,784
Infrastructure revenues
Lease income	—	—	—	382	—	382
Rail revenues	—	—	11,047	—	—	11,047
Terminal services revenues	—	1,253	—	—	—	1,253
Crude marketing revenues	—	—	—	—	—	—
Other revenue	—	—	—	378	—	378
Total infrastructure revenues	—	1,253	11,047	760	—	13,060
Total revenues	$52,735	$1,253	$11,047	$760	$3,049	$68,844
Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of March 31, 2019:

	Operating Leases	Finance Leases (1)
2019	$135,843	$2,435
2020	123,572	1,386
2021	86,212	—
2022	52,696	—
2023	31,791	—
Thereafter	19,466	—
Total	$449,580	$3,821
________________________________________________________
(1) Excludes future revenues that are currently on nonaccrual status due to a recent casualty event on one of our vessels under a finance lease, for which we have insurance. In the case we may not collect future interest or principal, we expect that our insurance proceeds will exceed the current carrying value of this lease.
12. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from 3 months to 46 years.
The following table presents lease related costs for the three months ended March 31, 2019:

Finance Leases
Amortization of right-of-use assets	$49
Interest on lease liabilities	30
Finance lease expense	79
Operating lease expense	2,529
Short-term lease expense	1,060
Variable lease expense	292
Total lease expense	$3,960

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents information related to our operating leases as of and for the three months ended March 31, 2019:

Right-of-use assets, net	$44,241
Lease liabilities	44,719

Weighted average remaining lease term	35.1 years
Weighted average incremental borrowing rate	7.0%

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows	$2,529
The following table presents future minimum lease payments under non-cancellable operating leases as of March 31, 2019:

Remainder of 2019	$6,832
2020	5,549
2021	4,144
2022	3,502
2023	2,662
Thereafter	95,202
Total undiscounted lease payments	117,891
Less: Imputed interest	73,172
Total lease liabilities	$44,719
As of March 31, 2019, we have an agreement for an office lease that has not yet commenced which we estimate will have a right-of-use asset value of $0.8 million. The lease is expected to commence in the fourth quarter of 2019 and has a lease term of seven years.
13. EQUITY-BASED COMPENSATION
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
As of March 31, 2019, the Incentive Plan provides for the issuance of up to 30 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term, (in years)
	2019	2018
Stock Options	$—	$9	$—	8.9
Restricted Shares	90	90	552	0.9
Common Units	138	109	636	0.8
Total	$228	$208	$1,188
During the three months ended March 31, 2019, the Manager transferred 165,268 of its options to certain of the Manager’s employees.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

14. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2019	2018
Current:
Federal	$19	$129
State and local	65	19
Foreign	52	17
Total current provision	136	165

Deferred:
Federal	103	288
State and local	29	42
Foreign	185	—
Total deferred provision	317	330

Total provision for income taxes	$453	$495
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
As of and for the three months ended March 31, 2019, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2015. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2019.
15. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended March 31,
	2019	2018
Management fees	$3,676	$3,739
Income incentive allocation	—	—
Capital gains incentive allocation	162	—
Total	$3,838	$3,739
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2019	2018
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$2,543	$2,181
Acquisition and transaction expenses	1,461	1,604
Total	$4,004	$3,785
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
Accrued management fees	$1,256	$1,263
Other payables	3,221	3,965
As of March 31, 2019 and December 31, 2018, there were no receivables from the Manager.
Other Affiliate Transactions
As of March 31, 2019 and December 31, 2018 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2019 and December 31, 2018 was $47.7 million and $51.1 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2019	2018
Non-controlling interest share of net loss	$3,296	$4,764
In connection with the Capital Call Agreement related to the Series 2016 Bonds, we, and an affiliate of our Manager, entered into a Fee and Support Agreement. The Fee and Support Agreement provides that the affiliate of the Manager is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. This affiliate of the Manager received fees of $1.7 million, which are amortized as interest expense to the earlier of the redemption date or February 13, 2020.
In connection with the amendment to the Jefferson Revolver (see Note 8), on December 20, 2018, our subsidiary and an affiliate of our Manager entered into an amended and restated Fee and Support Agreement, and our subsidiary issued a $0.3 million promissory note to the affiliate of our Manager, as consideration for the fee payable pursuant to the amended and restated Fee and Support Agreement.
On June 21, 2018, we, through a wholly owned subsidiary, completed a private offering with several third parties (the “Holders”) to tender their approximately 20% stake in Jefferson Terminal. We increased our majority interest in Jefferson Terminal in exchange for Class B Units of another wholly owned subsidiary, which provide the right to convert such Class B Units to a fixed amount of our shares, equivalent to approximately 1.9 million shares, at a Holder’s request. We have the option to satisfy any exchange request by delivering either common shares or cash. The Holders are entitled to receive distributions equivalent to the distributions paid to our shareholders. This transaction resulted in a purchase of non-controlling interest shares. See note 17 for details related to conversions during the period.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

16. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have four reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Railroad, and (iv) Ports and Terminals. Aviation Leasing consists of aircraft and aircraft engines held for lease and are typically held long-term. Jefferson Terminal consists of a multi-modal crude oil and refined products terminal and other related assets. Railroad consists of our CMQR railroad operations. Ports and Terminals consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
Corporate and Other primarily consists of debt, unallocated company level general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets, which consists of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases and (ii) an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis).
During the first quarter of 2019, we updated our segment performance measure from Adjusted Net Income to Adjusted EBITDA (see definition below) as this is the primary performance measure that our Chief Operating Decision Maker (“CODM”) utilizes to assess operational performance, as well as make resource and allocation decisions. In connection with the change in our performance measure, in accordance with ASC 280, we also assessed our reportable segments. We determined that our Offshore Energy and Shipping Containers segments no longer met the requirement as reportable segments and, accordingly, we have presented these operating segments, along with Corporate results, within Corporate and Other effective in the first quarter of 2019. All prior periods have been restated for historical comparison across segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. We evaluate investment performance for each reportable segment primarily based on net income attributable to shareholders and Adjusted EBITDA.
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
We believe that net income attributable to shareholders, as defined by GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income attributable to shareholders as determined in accordance with GAAP.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2019

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$70,411	$—	$—	$—	$2,041	$72,452
Infrastructure revenues	—	35,954	10,507	5,714	—	52,175
Total revenues	70,411	35,954	10,507	5,714	2,041	124,627

Expenses
Operating expenses	6,078	39,241	9,266	4,902	2,431	61,918
General and administrative	—	—	—	—	4,732	4,732
Acquisition and transaction expenses	13	—	—	—	1,461	1,474
Management fees and incentive allocation to affiliate	—	—	—	—	3,838	3,838
Depreciation and amortization	30,005	5,156	765	1,993	1,614	39,533
Interest expense	—	3,924	569	296	16,514	21,303
Total expenses	36,096	48,321	10,600	7,191	30,590	132,798

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(201)	(220)	—	—	37	(384)
Gain on sale of equipment, net	1,718	—	7	—	—	1,725
Interest income	26	38	—	21	6	91
Other expense	—	(233)	(1)	(2,370)	—	(2,604)
Total other income (expense)	1,543	(415)	6	(2,349)	43	(1,172)
Income (loss) before income taxes	35,858	(12,782)	(87)	(3,826)	(28,506)	(9,343)
Provision for income taxes	180	86	186	—	1	453
Net income (loss)	35,678	(12,868)	(273)	(3,826)	(28,507)	(9,796)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(3,296)	(56)	(64)	—	(3,416)
Net income (loss) attributable to shareholders	$35,678	$(9,572)	$(217)	$(3,762)	$(28,507)	$(6,380)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$74,210	$(1,290)	$1,199	$926	$(8,755)	$66,290
Add: Non-controlling share of Adjusted EBITDA						2,303
Add: Equity in losses of unconsolidated entities						(384)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						118
Less: Interest expense						(21,303)
Less: Depreciation and amortization expense						(47,867)
Less: Incentive allocations						(162)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						(3,220)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(1,474)
Less: Equity-based compensation expense						(228)
Less: Provision for income taxes						(453)
Net loss attributable to shareholders						$(6,380)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$3,477	$—	$—	$—	$—	$3,477
Asia	22,114	—	—	—	2,041	24,155
Europe	31,885	—	—	—	—	31,885
North America	10,826	35,954	10,507	5,714	—	63,001
South America	2,109	—	—	—	—	2,109
Total	$70,411	$35,954	$10,507	$5,714	$2,041	$124,627

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

II. For the Three Months Ended March 31, 2018

	Three Months Ended March 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$52,735	$—	$—	$—	$3,049	$55,784
Infrastructure revenues	—	1,253	11,047	760	—	13,060
Total revenues	52,735	1,253	11,047	760	3,049	68,844

Expenses
Operating expenses	3,433	11,959	7,438	2,381	2,368	27,579
General and administrative	—	—	—	—	3,586	3,586
Acquisition and transaction expenses	157	—	—	—	1,609	1,766
Management fees and incentive allocation to affiliate	—	—	—	—	3,739	3,739
Depreciation and amortization	21,813	4,790	573	809	1,602	29,587
Interest expense	—	3,528	345	272	7,726	11,871
Total expenses	25,403	20,277	8,356	3,462	20,630	78,128

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(224)	148	—	—	171	95
(Loss) gain on sale of equipment, net	(20)	—	15	—	—	(5)
Interest income	73	100	—	—	3	176
Other income	—	180	—	—	—	180
Total other (expense) income	(171)	428	15	—	174	446
Income (loss) before income taxes	27,161	(18,596)	2,706	(2,702)	(17,407)	(8,838)
Provision for (benefit from) income taxes	483	11	—	(1)	2	495
Net income (loss)	26,678	(18,607)	2,706	(2,701)	(17,409)	(9,333)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(24)	(8,949)	206	6	—	(8,761)
Net income (loss) attributable to shareholders	$26,702	$(9,658)	$2,500	$(2,707)	$(17,409)	$(572)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended March 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$56,210	$(3,550)	$3,406	$(1,564)	$(6,381)	$48,121
Add: Non-controlling share of Adjusted EBITDA						3,165
Add: Equity in earnings of unconsolidated entities						95
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(175)
Less: Interest expense						(11,871)
Less: Depreciation and amortization expense						(36,814)
Less: Incentive allocations						—
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						(624)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(1,766)
Less: Equity-based compensation expense						(208)
Less: Provision for income taxes						(495)
Net loss attributable to shareholders						$(572)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$1,385	$—	$—	$—	$—	$1,385
Asia	9,209	—	—	—	2,683	11,892
Europe	34,918	—	—	—	—	34,918
North America	7,133	1,253	11,047	760	366	20,559
South America	90	—	—	—	—	90
Total	$52,735	$1,253	$11,047	$760	$3,049	$68,844

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

V. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Total assets	$1,428,504	$717,611	$72,731	$445,035	$283,819	$2,947,700

Debt, net	—	248,472	22,540	80,800	1,188,205	1,540,017

Total liabilities	239,836	321,624	45,640	156,468	1,211,078	1,974,646

Non-controlling interests in equity of consolidated subsidiaries	—	48,851	3,248	572	524	53,195

Total equity	1,188,668	395,987	27,091	288,567	(927,259)	973,054

Total liabilities and equity	$1,428,504	$717,611	$72,731	$445,035	$283,819	$2,947,700

	March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$46,339	$—	$—	$—	$—	$46,339
Asia	419,489	—	—	—	34,858	454,347
Europe	579,317	—	—	—	—	579,317
North America	198,182	455,525	51,050	321,271	120,731	1,146,759
South America	33,700	—	—	—	—	33,700
Total	$1,277,027	$455,525	$51,050	$321,271	$155,589	$2,260,462

	December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Total assets	$1,367,074	$670,682	$64,286	$277,160	$259,576	$2,638,778

Debt, net	—	234,862	22,239	—	980,246	1,237,347

Total liabilities	234,449	288,256	37,207	16,615	1,008,469	1,584,996

Non-controlling interests in equity of consolidated subsidiaries	—	52,058	3,258	544	523	56,383

Total equity	1,132,625	382,426	27,079	260,545	(748,893)	1,053,782

Total liabilities and equity	$1,367,074	$670,682	$64,286	$277,160	$259,576	$2,638,778

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$47,353	$—	$—	$—	$—	$47,353
Asia	383,648	—	—	—	34,667	418,315
Europe	592,670	—	—	—	121,950	714,620
North America	177,962	433,404	51,157	263,747	—	926,270
South America	34,505	—	—	—	—	34,505
Total	$1,236,138	$433,404	$51,157	$263,747	$156,617	$2,141,063
17. EARNINGS PER SHARE AND EQUITY
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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Net loss attributable to shareholders	$(6,380)	$(572)
Weighted Average Shares Outstanding - Basic (1)	85,986,453	81,534,454
Weighted Average Shares Outstanding - Diluted (1)	85,986,453	81,534,454

Basic EPS	$(0.07)	$(0.01)
Diluted EPS	$(0.07)	$(0.01)
________________________________________________________
(1) The three months ended March 31, 2019 includes 1.5 million equivalent participating securities which can be converted into a fixed amount of our shares.
For the three months ended March 31, 2019 and 2018, 138,659 and 47,189 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
In January 2019, we issued 16,275 common shares to certain directors as compensation.
During the first quarter of 2019, certain holders of Class B Units (see Note 15) converted 554,455 Class B Units in exchange for 410,627 common shares.
18. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within our offshore energy business, a lessee did not fulfill their obligation under their charter arrangement, therefore we are pursuing rights afforded to us under the charter and the range of potential losses against the obligation is $0.0 million to $3.3 million. Our maximum exposure under other arrangements is unknown as no additional claims have been made. We believe the risk of loss in connection with such arrangements is remote.
We have also entered into an arrangement with our non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved.
We have entered into an arrangement with the seller of Long Ridge, whereby the seller may receive additional payments contingent upon the achievement of certain conditions, not to exceed $5.0 million. We will account for such amounts when and if such conditions are achieved.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

19. SUBSEQUENT EVENTS
On May 2, 2019 our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended March 31, 2019, payable on May 28, 2019 to the holders of record on May 17, 2019.
In April 2019, certain holders of Class B Units converted 261,735 Class B Units in exchange for 193,841 common shares.
In April 2019, we exercised our option to purchase an additional 8% economic interest from non-controlling interest holders in Repauno for $4.5 million.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of March 31, 2019, we had total consolidated assets of $2.9 billion and total equity of $1.0 billion.
Operating Segments
Our operations consist of two primary strategic business units – Infrastructure and Equipment Leasing. Our Infrastructure Business acquires long-lived assets that provide mission-critical services or functions to transportation networks and typically have high barriers to entry. We target or develop operating businesses with strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. Our Equipment Leasing Business acquires assets that are designed to carry cargo or people. Transportation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and include structural protections to mitigate credit risk.
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through the following four reportable segments: (i) Aviation Leasing, which is within the Equipment Leasing Business, and (ii) Jefferson Terminal, (iii) Railroad and (iv) Ports and Terminals, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Railroad segment consists of our Central Maine and Quebec Railway (“CMQR”) short line railroad operations also acquired in 2014. The Ports and Terminals segment consists of Repauno, acquired in 2016, a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, acquired in June 2017, a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other also includes the former Offshore Energy and Shipping Containers segments composed of (i) offshore energy related assets which consists of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases and (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers on both an operating lease and finance lease basis.
During the first quarter of 2019, we updated our segment performance measure from Adjusted Net Income to Adjusted EBITDA (see definition below) as this is the primary performance measure that our Chief Operating Decision Maker (“CODM”) utilizes to assess operational performance, as well as make resource and allocation decisions. In connection with the change in our performance measure, in accordance with ASC 280, we also assessed our reportable segments. We determined that our Offshore Energy and Shipping Containers segments no longer met the requirement as reportable segments and, accordingly, we have presented these operating segments, along with Corporate results, within Corporate and Other effective in the first quarter of 2019. All prior periods have been restated for historical comparison across segments.
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
Results of Operations
Adjusted EBITDA (Non-GAAP)
The CODM utilizes Adjusted EBITDA as the key performance measure. This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions.

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

Comparison of the three months ended March 31, 2019 and 2018
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Revenues
Equipment leasing revenues
Lease income	$49,236	$35,499	$13,737
Maintenance revenue	21,777	19,485	2,292
Finance lease income	826	367	459
Other revenue	613	433	180
Total equipment leasing revenues	72,452	55,784	16,668
Infrastructure revenues
Lease income	663	382	281
Rail revenues	10,507	11,047	(540)
Terminal services revenues	6,685	1,253	5,432
Crude marketing revenues	30,779	—	30,779
Other revenue	3,541	378	3,163
Total infrastructure revenues	52,175	13,060	39,115
Total revenues	124,627	68,844	55,783

Expenses
Operating expenses	61,918	27,579	34,339
General and administrative	4,732	3,586	1,146
Acquisition and transaction expenses	1,474	1,766	(292)
Management fees and incentive allocation to affiliate	3,838	3,739	99
Depreciation and amortization	39,533	29,587	9,946
Interest expense	21,303	11,871	9,432
Total expenses	132,798	78,128	54,670

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(384)	95	(479)
Gain (loss) on sale of equipment, net	1,725	(5)	1,730
Interest income	91	176	(85)
Other (expense) income	(2,604)	180	(2,784)
Total other (expense) income	(1,172)	446	(1,618)
Loss before income taxes	(9,343)	(8,838)	(505)
Provision for income taxes	453	495	(42)
Net loss	(9,796)	(9,333)	(463)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,416)	(8,761)	5,345
Net loss attributable to shareholders	$(6,380)	$(572)	$(5,808)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Net loss attributable to shareholders	$(6,380)	$(572)	$(5,808)
Add: Provision for income taxes	453	495	(42)
Add: Equity-based compensation expense	228	208	20
Add: Acquisition and transaction expenses	1,474	1,766	(292)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	3,220	624	2,596
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	162	—	162
Add: Depreciation and amortization expense (1)	47,867	36,814	11,053
Add: Interest expense	21,303	11,871	9,432
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(118)	175	(293)
Less: Equity in losses (earnings) of unconsolidated entities	384	(95)	479
Less: Non-controlling share of Adjusted EBITDA (3)	(2,303)	(3,165)	862
Adjusted EBITDA (non-GAAP)	$66,290	$48,121	$18,169
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2019 and 2018: (i) $39,533 and $29,587 of depreciation and amortization expense, (ii) $2,462 and $1,992 of lease intangible amortization, and (iii) $5,872 and $5,235 of amortization for lease incentives, respectively.
(2) Includes the following items for the three months ended March 31, 2019 and 2018: (i) net (loss) income of $(420) and $48, (ii) interest expense of $36 and $112, and (iii) depreciation and amortization expense of $266 and $15, respectively.
(3) Includes the following items for the three months ended March 31, 2019 and 2018: (i) equity based compensation of $25 and $37, (ii) provision for income taxes of $36 and $4, (iii) interest expense of $899 and $1,292, (iv) depreciation and amortization expense of $1,164 and $2,076, and (v) changes in fair value of non-hedge derivative instruments of $179 and $(244), respectively.
Revenues
Total revenues increased $55.8 million, primarily due to higher revenues in the Jefferson Terminal, Aviation Leasing and Ports and Terminals segments.
In Equipment Leasing, lease income increased $13.7 million, primarily driven by an increase in acquired assets on lease in the Aviation Leasing segment. Maintenance revenue increased $2.3 million due to an increase in the number of aircraft and engines on lease.
In Infrastructure, crude marketing revenue increased $30.8 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Terminal services revenue increased $5.4 million primarily due to increased activity at Jefferson and Long Ridge. Other revenue increased $3.2 million primarily due to (i) higher oil and gas related activity of $2.0 million at Long Ridge and (ii) higher butane sales of $1.4 million at Repauno.
Expenses
Total expenses increased $54.7 million, primarily due to higher (i) operating expenses, (ii) depreciation and amortization and (iii) interest expense.
Operating expenses increased $34.3 million, primarily due to increases in:

•	cost of sales of $29.0 million primarily due to costs associated with crude marketing at Jefferson Terminal;

•
facility operations of $1.9 million primarily due to higher equipment shipping and storage costs in the Aviation Leasing and Jefferson Terminal segments and higher project-related costs for our offshore vessels;

•	bad debt expense of $1.5 million in the Aviation Leasing segment; and

•	compensation and benefits of $1.4 million primarily due to an increase in headcount at Jefferson Terminal.
Depreciation and amortization increased $9.9 million, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service at Long Ridge.
Interest expense increased $9.4 million due to an increase in our average outstanding debt of approximately $709.2 million, which primarily consists of the (i) 2025 Notes of $300.0 million, (ii) 2022 Notes of $194.4 million, (iii) Revolving Credit Facility of $108.3 million and (iv) Jefferson Revolver of $55.0 million.

Other Income (Expense)
Total other income decreased $1.6 million primarily due to a loss of $2.4 million on our electricity derivatives, partially offset by a gain on sale of equipment of $1.7 million.
Net Loss Attributable to Shareholders
Net loss attributable to shareholders increased $5.8 million primarily due to the changes discussed above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $18.2 million primarily due to the changes noted above and increases in (i) depreciation and amortization and (ii) interest expense.
Aviation Leasing Segment
As of March 31, 2019, in our Aviation Leasing segment, we own and manage 219 aviation assets, consisting of 73 commercial aircraft and 146 engines.
As of March 31, 2019, 69 of our commercial aircraft and 111 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 88% utilized as of March 31, 2019, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 32 months, and our engines currently on-lease have an average remaining lease term of 13 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2019	14	56	70
Purchases	1	4	5
Sales	—	—	—
Transfers	(1)	(1)	(2)
Assets at March 31, 2019	14	59	73

Engines
Assets at January 1, 2019	78	64	142
Purchases	4	4	8
Sales	(2)	(7)	(9)
Transfers	3	2	5
Assets at March 31, 2019	83	63	146

The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Revenues
Equipment leasing revenues
Lease income	$47,303	$33,250	$14,053
Maintenance revenue	21,777	19,485	2,292
Finance lease income	826	—	826
Other revenue	505	—	505
Total revenues	70,411	52,735	17,676

Expenses
Operating expenses	6,078	3,433	2,645
Acquisition and transaction expenses	13	157	(144)
Depreciation and amortization	30,005	21,813	8,192
Total expenses	36,096	25,403	10,693

Other (expense) income
Equity in losses of unconsolidated entities	(201)	(224)	23
Gain (loss) on sale of equipment, net	1,718	(20)	1,738
Interest income	26	73	(47)
Total other income (expense)	1,543	(171)	1,714
Income before income taxes	35,858	27,161	8,697
Provision for income taxes	180	483	(303)
Net income	35,678	26,678	9,000
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(24)	24
Net income attributable to shareholders	$35,678	$26,702	$8,976

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Net income attributable to shareholders	$35,678	$26,702	$8,976
Add: Provision for income taxes	180	483	(303)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	13	157	(144)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	38,339	29,040	9,299
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(201)	(224)	23
Less: Equity in losses of unconsolidated entities	201	224	(23)
Less: Non-controlling share of Adjusted EBITDA (3)	—	(172)	172
Adjusted EBITDA (non-GAAP)	$74,210	$56,210	$18,000
________________________________________________________
(1) Includes (i) $30,005 and $21,813 of depreciation expense, (ii) $2,462 and $1,992 of lease intangible amortization, and (iii) $5,872 and $5,235 of amortization for lease incentives during the three months ended March 31, 2019 and 2018, respectively.
(2) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(3) Includes $0 and $172 of depreciation expense during the three months ended March 31, 2019 and 2018, respectively.
Revenues
Total revenue increased $17.7 million driven by higher lease income and maintenance revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

•
Lease income increased $14.1 million mainly due to an increase in (i) aircraft lease income of $9.8 million primarily driven by the addition of 26 aircraft on lease and (ii) engine lease income of $4.3 million primarily driven by an additional 31 revenue generating engines.

•	Maintenance revenue increased $2.3 million due to an increase in the number of aircraft and engines on lease.

•	Finance lease income increased $0.8 million due to income earned from aircraft classified as a finance lease.
Expenses
Total expenses increased $10.7 million primarily due to an increase in depreciation and amortization expense and operating expenses in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

•	Depreciation and amortization expense increased $8.2 million driven by additional aircraft and engines owned and on lease.

•
Operating expenses increased $2.6 million primarily as a result of an increase in bad debt expense of $1.5 million relating to an engine loss receivable deemed uncollectible due to bankruptcy, shipping and storage fees of $0.7 million due to the positioning of our assets for lease and other operating expenses of $0.4 million.

Other Income
Total other income increased $1.7 million primarily driven by higher gain on sale of leasing equipment in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $18.0 million primarily due to the changes in net income attributable to shareholders noted above, and higher depreciation and amortization expense for the additional aircraft and engines owned and on lease.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Revenues
Infrastructure revenues
Lease income	$308	$—	$308
Terminal services revenues	4,867	1,253	3,614
Crude marketing revenues	30,779	—	30,779
Total revenues	35,954	1,253	34,701

Expenses
Operating expenses	39,241	11,959	27,282
Depreciation and amortization	5,156	4,790	366
Interest expense	3,924	3,528	396
Total expenses	48,321	20,277	28,044

Other income
Equity in (losses) earnings of unconsolidated entities	(220)	148	(368)
Interest income	38	100	(62)
Other (expense) income	(233)	180	(413)
Total other (expense) income	(415)	428	(843)
Loss before income taxes	(12,782)	(18,596)	5,814
Provision for income taxes	86	11	75
Net loss	(12,868)	(18,607)	5,739
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,296)	(8,949)	5,653
Net loss attributable to shareholders	$(9,572)	$(9,658)	$86

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Net loss attributable to shareholders	$(9,572)	$(9,658)	$86
Add: Provision for income taxes	86	11	75
Add: Equity-based compensation expense	90	90	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	850	624	226
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	5,156	4,790	366
Add: Interest expense	3,924	3,528	396
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	46	148	(102)
Less: Equity in losses (earnings) of unconsolidated entities	220	(148)	368
Less: Non-controlling share of Adjusted EBITDA (2)	(2,090)	(2,935)	845
Adjusted EBITDA (non-GAAP)	$(1,290)	$(3,550)	$2,260
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2019 and 2018: (i) net (loss) income of $(220) and $148 and (ii) depreciation and amortization expense of $266 and $0, respectively.
(2) Includes the following items for the three months ended March 31, 2019 and 2018: (i) equity-based compensation of $19 and $34, (ii) provision for income taxes of $18 and $4, (iii) interest expense of $791 and $1,271, (iv) changes in fair value of non-hedge derivative instruments of $179 and $(244) and (v) depreciation and amortization expense of $1,083 and $1,870, respectively.
Revenues
Total revenues increased $34.7 million primarily due to crude marketing revenue of $30.8 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Additionally, terminal services revenue increased $3.6 million primarily due to increased activity.
Expenses
Total expenses increased $28.0 million primarily due to higher operating expenses of $27.3 million, which reflected higher costs associated with crude marketing.
Other (Expense) Income
Total other income decreased $0.8 million primarily due to a gain on our commodity derivatives in 2018 compared to a loss in 2019.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.3 million primarily due to the changes noted above, as well as a lower adjustment for non-controlling share of Adjusted EBITDA.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Revenues
Infrastructure revenues
Rail revenues	$10,507	$11,047	$(540)
Total revenues	10,507	11,047	(540)

Expenses
Operating expenses	9,266	7,438	1,828
Depreciation and amortization	765	573	192
Interest expense	569	345	224
Total expenses	10,600	8,356	2,244

Other income (expense)
Gain on sale of equipment, net	7	15	(8)
Other income	(1)	—	(1)
Total other income	6	15	(9)
(Loss) income before income taxes	(87)	2,706	(2,793)
Provision for income taxes	186	—	186
Net (loss) income	(273)	2,706	(2,979)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(56)	206	(262)
Net (loss) income attributable to shareholders	$(217)	$2,500	$(2,717)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Net (loss) income attributable to shareholders	$(217)	$2,500	$(2,717)
Add: Provision for income taxes	186	—	186
Add: Equity-based compensation expense	46	46	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	765	573	192
Add: Interest expense	569	345	224
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(150)	(58)	(92)
Adjusted EBITDA (non-GAAP)	$1,199	$3,406	$(2,207)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2019 and 2018: (i) equity-based compensation of $4 and $3, (ii) interest expense of $54 and $21, (iii) provision for income taxes of $18 and $0 and (iv) depreciation and amortization expense of $74 and $34, respectively.

Revenues
Total revenues decreased $0.5 million primarily due to a decrease in freight transportation revenue of $1.7 million as a detour led to higher traffic on our tracks in 2018. This decrease was partially offset by an increase in non-freight revenue of $1.2 million driven by increased contract repair revenue.
Expenses
Total expenses increased $2.2 million primarily due to higher operating expenses and interest expense. The increase in operating expenses of $1.8 million primarily reflects a credit for certain tax benefits taken in 2018 which were not repeated in 2019. The increase in interest expense primarily reflects a higher average outstanding debt balance of approximately $3.6 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.2 million primarily due to the changes noted above.
Ports and Terminals
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Revenues
Infrastructure revenues
Lease income	$355	$382	$(27)
Terminal services revenues	1,818	—	1,818
Other revenue	3,541	378	3,163
Total revenues	5,714	760	4,954

Expenses
Operating expenses	4,902	2,381	2,521
Depreciation and amortization	1,993	809	1,184
Interest expense	296	272	24
Total expenses	7,191	3,462	3,729

Other income (expense)
Interest income	21	—	21
Other expense	(2,370)	—	(2,370)
Total other expense	(2,349)	—	(2,349)
Loss before income taxes	(3,826)	(2,702)	(1,124)
Benefit from income taxes	—	(1)	1
Net loss	(3,826)	(2,701)	(1,125)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(64)	6	(70)
Net loss attributable to shareholders	$(3,762)	$(2,707)	$(1,055)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Net loss attributable to shareholders	$(3,762)	$(2,707)	$(1,055)
Add: Provision for (benefit from) income taxes	—	(1)	1
Add: Equity-based compensation expense	92	63	29
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	2,370	—	2,370
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,993	809	1,184
Add: Interest expense	296	272	24
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(63)	—	(63)
Adjusted EBITDA (non-GAAP)	$926	$(1,564)	$2,490
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2019 and 2018: (i) equity-based compensation of $2 and $0, (ii) interest expense of $54 and $0 and (iii) depreciation and amortization expense of $7 and $0, respectively.
Revenues
Total revenue increased $5.0 million primarily due to other revenue of $3.2 million and terminal services revenues of $1.8 million.
The increase in other revenue is primarily due to (i) higher oil and gas related activity of $2.0 million at Long Ridge and (ii) higher butane sales of $1.4 million at Repauno.
The increase in terminal services revenue primarily reflects higher transloading revenue of $1.8 million at Long Ridge.
Expenses
Total expenses increased $3.7 million primarily due to higher operating expenses of $2.5 million and depreciation and amortization of $1.2 million.
The increase in operating expenses primarily reflects higher (i) cost of sales of $1.4 million related to the sale of butane and (ii) facility operations of $0.6 million due to increased activity.
The increase in depreciation and amortization is primarily due to assets placed into service at Long Ridge.
Other Expense
Total other expense decreased $2.3 million primarily due to a loss of $2.4 million on our electricity derivatives.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.5 million primarily due to the changes noted above and (i) changes in fair value of non-hedge derivative instruments and (ii) an increase in depreciation and amortization.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Revenues
Equipment leasing revenues
Lease income	$1,933	$2,249	$(316)
Finance lease income	—	367	(367)
Other revenue	108	433	(325)
Total revenues	2,041	3,049	(1,008)

Expenses
Operating expenses	2,431	2,368	63
General and administrative	4,732	3,586	1,146
Acquisition and transaction expenses	1,461	1,609	(148)
Management fees and incentive allocation to affiliate	3,838	3,739	99
Depreciation and amortization	1,614	1,602	12
Interest expense	16,514	7,726	8,788
Total expenses	30,590	20,630	9,960

Other income
Equity in earnings of unconsolidated entities	37	171	(134)
Interest income	6	3	3
Total other income	43	174	(131)
Loss before income taxes	(28,506)	(17,407)	(11,099)
Provision for income taxes	1	2	(1)
Net loss	(28,507)	(17,409)	(11,098)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net loss attributable to shareholders	$(28,507)	$(17,409)	$(11,098)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018
Net loss attributable to shareholders	$(28,507)	$(17,409)	$(11,098)
Add: Provision for income taxes	1	2	(1)
Add: Equity-based compensation expense	—	9	(9)
Add: Acquisition and transaction expenses	1,461	1,609	(148)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	162	—	162
Add: Depreciation and amortization expense	1,614	1,602	12
Add: Interest expense	16,514	7,726	8,788
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	37	251	(214)
Less: Equity in earnings of unconsolidated entities	(37)	(171)	134
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(8,755)	$(6,381)	$(2,374)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2019 and 2018: (i) net income of $1 and $124, (ii) interest expense of $36 and $112, and (iii) depreciation and amortization expense of $0 and $15, respectively.
Revenues
Total revenues decreased $1.0 million which reflects decreases in (i) finance lease income of $0.4 million due to a vessel that is currently off hire, (ii) lease income of $0.3 million due to our vessels on hire being on longer-term lease arrangements in 2018 compared to 2019 and (iii) other revenue of $0.3 million due to a decrease in crew provisions reimbursement income.
Expenses
Total expenses increased $10.0 million primarily due to interest expense of $8.8 million and general and administrative expense of $1.1 million.
The increase in interest expense reflects an increase in our average outstanding debt of approximately $596.5 million, which primarily consists of the (i) 2025 Notes of $300.0 million, (ii) 2022 Notes of $194.4 million and (iii) Revolving Credit Facility of $108.3 million.
The increase in general and administrative expense is primarily due to (i) higher professional fees of $0.7 million related to legal, audit and SOX compliance and (ii) a higher reimbursement to the Manager of $0.4 million related to an increase in headcount.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.4 million, primarily due to the changes noted above, partially offset by higher interest expense.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) dividends to our shareholders and holders of eligible participating securities, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.

•	Cash used for the purpose of making investments was $195.4 million and $119.6 million during the three months ended March 31, 2019 and 2018, respectively.

•	Dividends to shareholders and holders of eligible participating securities were $28.4 million and $27.3 million during the three months ended March 31, 2019 and 2018, respectively.

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

•
Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $35.1 million and $21.3 million during the three months ended March 31, 2019 and 2018, respectively.

•
During the three months ended March 31, 2019, additional borrowings were obtained in connection with the 2022 Notes of $147.8 million, Revolving Credit Facility of $105.0 million, LREG Credit Agreement of $71.5 million, Jefferson Revolver of $13.0 million, DRP Revolver of $9.3 million, and CMQR Credit Agreement of $5.9 million. We made total principal repayments of $47.2 million, primarily relating to the Revolving Credit Facility and CMQR Credit Agreement. During the three months ended March 31, 2018, additional borrowings were obtained in connection with the Jefferson Revolver of $13.0 million, net of financing costs, and the CMQR Credit Agreement of $5.6 million. We made total principal repayments of $12.6 million, primarily relating to the FTAI Pride Credit Agreement and the CMQR Credit Agreement.

•	Proceeds from the sale of assets were $27.3 million and $6.2 million during the three months ended March 31, 2019 and 2018, respectively.

•	Proceeds from the issuance of common shares was $128.5 million, net of issuance costs of $2.1 million, during the three months ended March 31, 2018. There were no issuances of common shares in 2019.
We are currently evaluating several potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. However, as of the date of this filing, none of these pipeline transactions or negotiations are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
We have a dividend reinvestment plan in place which allows shareholders to automatically reinvest dividends in our common shares. The plan became effective on February 24, 2017.
Historical Cash Flow
Comparison of the three months ended March 31, 2019 and 2018
The following table compares the historical cash flow for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flow Data:
Net cash provided by operating activities	$20,270	$11,470
Net cash used in investing activities	(166,388)	(113,483)
Net cash provided by financing activities	253,854	115,946
Net cash provided by operating activities increased $8.8 million primarily due to adjustments to reconcile net income which include increases in (i) depreciation and amortization of $9.9 million, (ii) change in fair value of non-hedge derivatives of $3.8 million, (iii) bad debt expense of $1.5 million and (iv) amortization of lease intangibles and incentives of $1.1 million . The overall increase was offset by changes in (i) security deposits and maintenance claims include in earnings of $2.6 million, (ii) gain on sale of equipment of $1.7 million and (iii) changes in accounts receivable, other assets, and other liabilities due to the continued expansion of operations across all business segments.
Net cash used in investing activities increased $52.9 million primarily due to (i) the acquisition of property, plant and equipment of $57.6 million and (ii) the acquisition of leasing equipment of $22.9 million, partially offset by (iii) proceeds from sale of leasing equipment of $21.2 million.
Net cash provided by financing activities increased $137.9 million primarily due to an increase in proceeds from debt of $334.1 million, partially offset by (i) proceeds from the issuance of common stock net of issuance costs of $128.3 million, (ii) repayment of debt of $34.6 million and (iii) payment of deferred financing costs of $28.5 million.
Funds Available for Distribution (Non-GAAP)
We use Funds Available for Distribution (“FAD”) in evaluating our ability to meet our stated dividend policy. FAD is not a financial measure in accordance with GAAP. The GAAP measure most directly comparable to FAD is net cash provided by operating activities. We believe FAD is a useful metric for investors and analysts for similar purposes.

We define FAD as: net cash provided by operating activities plus principal collections on finance leases, proceeds from sale of assets, and return of capital distributions from unconsolidated entities, less required payments on debt obligations and capital distributions to non-controlling interest, and excludes changes in working capital. The following table sets forth a reconciliation of Net Cash Provided by Operating Activities to FAD:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net Cash Provided by Operating Activities	$20,270	$11,470
Add: Principal Collections on Finance Leases	1,289	129
Add: Proceeds from Sale of Assets	27,299	6,174
Add: Return of Capital Distributions from Unconsolidated Entities	398	—
Less: Required Payments on Debt Obligations (1)	(1,562)	(1,562)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	22,489	18,226
Funds Available for Distribution (FAD)	$70,183	$34,437
________________________________________________________
(1) Required payments on debt obligations for the three months ended March 31, 2019 exclude repayments of $40,000 for the Revolving Credit Facility and $5,660 for the CMQR Credit Agreement, and for the three months ended March 31, 2018 exclude repayment of $11,050 for the CMQR Credit Agreement, all of which were voluntary refinancings as repayments of these amounts were not required at such time.
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

Contractual Obligations
The following table summarizes our future obligations, by period due, as of March 31, 2019, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of March 31, 2019.

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
FTAI Pride Credit Agreement	$46,181	$—	$—	$—	$—	$—	$46,181
CMQR Credit Agreement	22,540	—	—	—	—	—	22,540
Revolving Credit Facility	—	—	—	165,000	—	—	165,000
Jefferson Revolver	13,000	—	50,000	—	—	—	63,000
DRP Revolver	—	—	9,300	—	—	—	9,300
LREG Credit Agreement	—	—	—	—	—	71,500	71,500
Series 2012 Bonds	1,670	1,810	1,960	2,120	2,295	31,365	41,220
Series 2016 Bonds	—	144,200	—	—	—	—	144,200
Senior Notes due 2022	—	—	—	700,000	—	—	700,000
Senior Notes due 2025	—	—	—	—	—	300,000	300,000
Total principal payments on loans and bonds payable	83,391	146,010	61,260	867,120	2,295	402,865	1,562,941

Total estimated interest payments (1)	77,779	87,120	83,490	38,516	27,545	70,661	385,111
Obligation to third-party	27,214	2,198	—	—	—	—	29,412
Operating lease obligations	6,832	5,549	4,144	3,502	2,662	95,202	117,891
Capital lease obligations	315	405	271	146	31	—	1,168
	112,140	95,272	87,905	42,164	30,238	165,863	533,582
Total contractual obligations (2)	$195,531	$241,282	$149,165	$909,284	$32,533	$568,728	$2,096,523
________________________________________________________
(1) Estimated interest rates as of March 31, 2019.
(2) If we terminate the PIE Agreement (see Note 5), as of March 31, 2019 we would be obligated to pay a termination fee of $11.5 million, which is not included in the total contractual obligations.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116.6 million as of both March 31, 2019 and December 31, 2018.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the year ended December 31, 2018.
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
For the year ended December 31, 2018, there was no impairment of goodwill.
Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements for recent accounting pronouncements.
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
As of March 31, 2019, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase/decrease in interest expense of approximately $3.5 million over the next 12 months before the impact of interest rate derivatives.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the period covered by this report.
Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Technological and other improvements expose us to the risk that certain of our assets may become technologically or commercially obsolete. For example, in our Aviation Leasing segment, as manufacturers introduce technological innovations and new types of aircraft, some of our assets could become less desirable to potential lessees. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by us. In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft less desirable and less valuable in the marketplace. In our offshore energy business, development and construction of new, sophisticated, high-specification assets could cause our assets to become less desirable to potential charterers, and insurance rates may also increase with the age of a vessel, making older vessels less desirable to potential charterers. Any of these risks may adversely affect our ability to lease, charter or sell our assets on favorable terms, if at all, which could materially adversely affect our operating results and growth prospects.
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

The profitability of our offshore energy assets may be impacted by the profitability of the offshore oil and gas industry generally, which is significantly affected by, among other things, volatile oil and gas prices.
Demand for assets in the offshore energy business and our ability to secure charter contracts for our assets at favorable charter rates following expiry or termination of existing charters will depend, among other things, on the level of activity in the offshore oil and gas industry. The offshore oil and gas industry is cyclical and volatile, and demand for oil-service assets depends on, among other things, the level of development and activity in oil and gas exploration, as well as the identification and development of oil and gas reserves and production in offshore areas worldwide. The availability of high quality oil and gas prospects, exploration success, relative production costs, the stage of reservoir development, political concerns and regulatory requirements all affect the level of activity for charterers of oil-service vessels. Accordingly, oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity and demand for oil-service assets. Oil and gas prices can be extremely volatile and are affected by numerous factors beyond our control, such as: worldwide demand for oil and gas; costs of exploring, developing, producing and delivering oil and gas; expectations regarding future energy prices; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and impact pricing; the level of production in non-OPEC countries; governmental regulations and policies regarding development of oil and gas reserves; local and international political, economic and weather conditions; domestic and foreign tax or trade policies; political and military conflicts in oil-producing and other countries; and the development and exploration of alternative fuels. Any reduction in the demand for our assets due to these or other factors could materially adversely affect our operating results and growth prospects.
Our international operations involve additional risks, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.
We and our customers operate in various regions throughout the world. As a result, we may, directly or indirectly, be exposed to political and other uncertainties, including risks of:

•	terrorist acts, armed hostilities, war and civil disturbances;

•	acts of piracy;

•	potential cybersecurity attacks;

•	significant governmental influence over many aspects of local economies;

•	seizure, nationalization or expropriation of property or equipment;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	political unrest;

•	foreign and U.S. monetary policy and foreign currency fluctuations and devaluations;

•	the inability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	import-export quotas, wage and price controls, imposition of trade barriers;

•	U.S. and foreign sanctions or trade embargoes;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	compliance with applicable anti-corruption laws and regulations;

•	changing taxation policies, including confiscatory taxation;

•	other forms of government regulation and economic conditions that are beyond our control; and

•	governmental corruption.
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
The agreements governing our indebtedness, including, but not limited to, the indenture governing our Senior Notes and the revolving credit facility entered into on June 16, 2017 ("Revolving Credit Facility"), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:

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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we do not anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of March 31, 2019 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. In early 2018, we granted our Manager an option to acquire 700,000 common shares are part of the equity offering discussed in Note 15 in our Annual Report on Form 10-K. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of March 31, 2019, rights relating to 851,642 of our common shares were outstanding under the Incentive Plan. In connection with offerings that closed on January 16, 2018 and December 4, 2018, the number of shares reserved for issuance under the Incentive Plan will be increased in an amount equal to 826,342 common shares, which amount corresponds to the common shares subject to the option described above. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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

*	10.17	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co.
*	10.18	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company
10.19
First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent

10.20
Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent

†	10.21
Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	May 3, 2019
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	May 3, 2019
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	May 3, 2019
Eun Nam
Chief Accounting Officer