Form 10-Q
period 2019-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2019-08-02
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
(Exact name of registrant as specified in its charter)

Delaware		32-0434238
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Class A common shares, $0.01 par value per share	FTAI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 84,903,138 common shares representing limited liability company interests outstanding at July 30, 2019.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	2	$115,559	$99,601
Restricted cash	2	58,817	21,236
Accounts receivable, net		61,878	53,789
Leasing equipment, net	3	1,509,848	1,432,210
Operating lease right-of-use assets, net	12	42,993	—
Finance leases, net	4	20,092	18,623
Property, plant, and equipment, net	5	855,013	708,853
Investments	6	38,727	40,560
Intangible assets, net	7	32,409	38,513
Goodwill		116,584	116,584
Other assets	2	236,589	108,809
Total assets		$3,088,509	$2,638,778

Liabilities
Accounts payable and accrued liabilities		$117,280	$112,188
Debt, net	8	1,631,136	1,237,347
Maintenance deposits		180,824	158,163
Security deposits		41,103	38,539
Operating lease liabilities	12	43,459	—
Other liabilities		36,474	38,759
Total liabilities		$2,050,276	$1,584,996

Commitments and contingencies	18

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 84,846,083 and 84,050,889 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)		$848	$840
Additional paid in capital		972,836	1,029,376
Accumulated deficit		(18,865)	(32,817)
Accumulated other comprehensive income		34,058	—
Shareholders' equity		988,877	997,399
Non-controlling interest in equity of consolidated subsidiaries		49,356	56,383
Total equity		1,038,233	1,053,782
Total liabilities and equity		$3,088,509	$2,638,778

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2019	2018	2019	2018
Revenues
Equipment leasing revenues		$79,200	$59,330	$151,652	$115,114
Infrastructure revenues		79,805	12,649	131,980	25,709
Total revenues	11	159,005	71,979	283,632	140,823

Expenses
Operating expenses		92,763	27,593	154,681	55,172
General and administrative		4,297	4,573	9,029	8,159
Acquisition and transaction expenses		2,308	1,508	3,782	3,274
Management fees and incentive allocation to affiliate	15	5,710	4,495	9,548	8,234
Depreciation and amortization	3, 5, 7	42,600	32,844	82,133	62,431
Interest expense		25,472	12,857	46,775	24,728
Total expenses		173,150	83,870	305,948	161,998

Other income (expense)
Equity in losses of unconsolidated entities	6	(169)	(251)	(553)	(156)
Gain on sale of equipment, net		22,630	4,996	24,355	4,991
Interest income		240	74	331	250
Other income		4,938	1,157	2,334	1,337
Total other income		27,639	5,976	26,467	6,422

Income (loss) before income taxes		13,494	(5,915)	4,151	(14,753)
(Benefit from) provision for income taxes	14	(2,299)	534	(1,846)	1,029
Net income (loss)		15,793	(6,449)	5,997	(15,782)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,539)	(7,288)	(7,955)	(16,049)
Net income attributable to shareholders		$20,332	$839	$13,952	$267

Earnings per share	17
Basic		$0.24	$0.01	$0.16	$—
Diluted		$0.24	$0.01	$0.16	$—

Weighted Average Shares Outstanding:
Basic		85,987,769	83,160,037	85,987,115	82,351,736
Diluted		85,989,029	83,160,047	85,987,115	82,351,858

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$15,793	$(6,449)	$5,997	$(15,782)
Other comprehensive income (loss), net of deferred tax:
Change in fair value of cash flow hedge, net (1)	77,070	—	34,058	—
Comprehensive income (loss)	92,863	(6,449)	40,055	(15,782)
Comprehensive loss attributable to non-controlling interest	(4,539)	(7,288)	(7,955)	(16,049)
Comprehensive income attributable to shareholders	$97,402	$839	$48,010	$267
________________________________________________________
(1) Net of deferred tax expense of $6,186 for the three and six months ended June 30, 2019.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2019
	Common Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$840	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net loss for the period			(6,380)		(3,416)	(9,796)
Other comprehensive loss			—	(43,012)	—	(43,012)
Total comprehensive loss			(6,380)	(43,012)	(3,416)	(52,808)
Issuance of common shares	5	234			—	239
Conversion of participating securities		(4)				(4)
Dividends declared		(28,383)			—	(28,383)
Equity-based compensation		—			228	228
Equity - March 31, 2019	845	1,001,223	(39,197)	(43,012)	53,195	973,054
Net income (loss) for the period			20,332		(4,539)	15,793
Other comprehensive income			—	77,070	—	77,070
Total comprehensive income (loss)			20,332	77,070	(4,539)	92,863
Issuance of common shares	3	—			—	3
Conversion of participating securities		(3)				(3)
Dividends declared		(28,384)			—	(28,384)
Equity-based compensation		—			700	700
Equity - June 30, 2019	$848	$972,836	$(18,865)	$34,058	$49,356	$1,038,233

	Three and Six Months Ended June 30, 2018
	Common Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	$758	$985,009	$(38,699)	$—	$88,007	$1,035,075
Net loss for the period			(572)		(8,761)	(9,333)
Other comprehensive income			—	—	—	—
Total comprehensive loss			(572)	—	(8,761)	(9,333)
Issuance of common shares	70	127,807			—	127,877
Dividends declared		(27,333)			—	(27,333)
Equity-based compensation		9			199	208
Equity - March 31, 2018	828	1,085,492	(39,271)	—	79,445	1,126,494
Net income (loss) for the period			839		(7,288)	(6,449)
Other comprehensive income			—	—	—	—
Total comprehensive income (loss)			839	—	(7,288)	(6,449)
Purchase of non-controlling interest		7,225			(10,930)	(3,705)
Issuance of common shares	—	86			—	86
Dividends declared		(27,329)			—	(27,329)
Equity-based compensation		—			229	229
Equity - June 30, 2018	$828	$1,065,474	$(38,432)	$—	$61,456	$1,089,326

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,997	$(15,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses of unconsolidated entities	553	156
Gain on sale of equipment, net	(24,355)	(4,991)
Security deposits and maintenance claims included in earnings	(2,869)	(4,325)
Equity-based compensation	928	437
Depreciation and amortization	82,133	62,431
Change in current and deferred income taxes	(2,655)	564
Change in fair value of non-hedge derivative	(250)	(182)
Amortization of lease intangibles and incentives	17,288	12,943
Amortization of deferred financing costs	4,043	2,483
Bad debt expense	3,062	1,521
Other	547	21
Change in:
Accounts receivable	(14,675)	(10,064)
Other assets	(13,105)	(10,318)
Accounts payable and accrued liabilities	8,661	22,091
Management fees payable to affiliate	871	(668)
Other liabilities	(8,062)	2,835
Net cash provided by operating activities	58,112	59,152

Cash flows from investing activities:
Investment in notes receivable	—	(912)
Investment in unconsolidated entities and available for sale securities	—	(1,115)
Principal collections on finance leases	2,996	539
Acquisition of leasing equipment	(209,171)	(205,819)
Acquisition of property, plant and equipment	(159,252)	(124,039)
Acquisition of lease intangibles	623	(2,225)
Purchase deposits for acquisitions	(33,637)	(17,890)
Proceeds from sale of leasing equipment	71,497	26,499
Proceeds from sale of property, plant and equipment	7	31
Return of capital distributions from unconsolidated entities	1,280	—
Return of purchase deposit for aircraft and aircraft engines	—	240
Return of deposit on sale of engine	—	(400)
Net cash used in investing activities	$(325,657)	$(325,091)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from debt	$529,477	$204,350
Repayment of debt	(128,835)	(45,874)
Payment of deferred financing costs	(32,443)	(1,819)
Receipt of security deposits	3,475	3,748
Return of security deposits	(233)	(805)
Receipt of maintenance deposits	28,903	22,355
Release of maintenance deposits	(22,493)	(4,276)
Proceeds from issuance of common shares, net of underwriter's discount	—	128,450
Common shares issuance costs	—	(789)
Purchase of non-controlling interest	—	(3,700)
Cash dividends	(56,767)	(54,662)
Net cash provided by financing activities	$321,084	$246,978

Net increase (decrease) in cash and cash equivalents and restricted cash	53,539	(18,961)
Cash and cash equivalents and restricted cash, beginning of period	120,837	92,806
Cash and cash equivalents and restricted cash, end of period	$174,376	$73,845

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$—	$511
Acquisition of leasing equipment	1,558	(4,704)
Acquisition of property, plant and equipment	(13,735)	(3,621)
Settled and assumed security deposits	(679)	650
Billed, assumed and settled maintenance deposits	14,563	(1,427)
Purchase of non-controlling interest	—	7,225
Change in fair value of cash flow hedge	34,058	—
Issuance of common shares	242	301

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Delaware River Partners LLC
On July 1, 2016, we, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold a 98% economic interest, which includes the additional 8% economic interest we purchased from non-controlling interest holders in DRP for $4.5 million in April 2019, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements.
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
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. As of June 30, 2019 and December 31, 2018, we had commodities inventory of $12.5 million and $10.4 million, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $21.9 million and $14.5 million as of June 30, 2019 and December 31, 2018, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $21.7 million and $2.4 million as of June 30, 2019 and December 31, 2018, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $2.0 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.0 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively, and is included in interest expense in the Consolidated Statements of Operations.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Finance Leases—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value that equals or exceeds substantially all of the fair value of the leased equipment at the date of lease inception. Net investment in finance lease represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During both the three and six months ended June 30, 2019, one customer in the Jefferson Terminal segment accounted for approximately 23% of total revenue. There were no customers with a revenue concentration over 10% of total revenue during the three and six months ended June 30, 2018.
As of June 30, 2019, accounts receivable from one customer in the Jefferson Terminal segment represented 17% of total accounts receivable, net. As of December 31, 2018, accounts receivable from two customers in the Jefferson Terminal segment each represented 17% and 15% of total accounts receivable, net.

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
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts at June 30, 2019 and December 31, 2018 was $1.1 million and $1.1 million, respectively. Bad debt expense was $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $3.1 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively, and is included in operating expenses in the Consolidated Statements of Operations.
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
Commodity Derivatives—We also enter into short-term and long-term crude forward contracts. Gains and losses related to our crude sales and purchase derivatives are recorded on a gross basis and are included in Crude marketing revenues and Operating expenses, respectively, in our Consolidated Statements of Operations. See Note 10 for additional details. The cash flow impact of these derivatives is recognized in Change in fair value of non-hedge derivatives in our Consolidated Statements of Cash Flows.
All of our outstanding derivatives are not used for speculative purposes. We record all derivative assets and liabilities on a gross basis at fair value and are included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.
Other Assets—Other assets is primarily comprised of commodities inventory of $12.5 million and $10.4 million, purchase deposits for acquisitions of $20.5 million and $10.2 million, lease incentives of $52.4 million and $51.0 million, deferred revolver fees, net of amortization of $21.7 million and $2.4 million, prepaid expenses of $21.4 million and $8.2 million, derivative assets of $47.1 million and $7.5 million and notes receivable of $17.2 million and $0.0 million as of June 30, 2019 and December 31, 2018, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and six months ended June 30, 2019 and 2018, the Board of Directors declared a cash dividend of $0.33 and $0.66 per share, respectively.
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

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2019	December 31, 2018
Leasing equipment	$1,794,011	$1,672,156
Less: accumulated depreciation	(284,163)	(239,946)
Leasing equipment, net	$1,509,848	$1,432,210

During the six months ended June 30, 2019, we acquired 10 aircraft and 18 commercial engines, sold three aircraft and 16 commercial engines, and recognized a net gain on sale of approximately $24.4 million.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense for leasing equipment	$35,150	$26,779	$67,046	$50,470

4. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	June 30, 2019	December 31, 2018
Finance leases	$30,426	$28,476
Unearned revenue	(10,334)	(9,853)
Finance leases, net	$20,092	$18,623

We entered into two one-year sales-type lease agreements for the sale of two of our aircraft during the six months ended June 30, 2019.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2019	December 31, 2018
Land, site improvements and rights	$74,633	$75,028
Construction in progress (1)	330,872	253,239
Buildings and improvements	15,685	14,514
Terminal machinery and equipment	418,971	349,227
Proved oil and gas properties	29,940	20,099
Track and track related assets	42,833	42,349
Railroad equipment	5,616	5,383
Railcars and locomotives	4,682	4,513
Computer hardware and software	3,811	3,806
Furniture and fixtures	599	572
Vehicles	2,173	1,636
	929,815	770,366
Less: accumulated depreciation	(76,328)	(63,032)
Spare parts	1,526	1,519
Property, plant and equipment, net	$855,013	$708,853
________________________________________________________
(1) Includes unproved oil and gas properties of $58,082 and $59,930 as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019, we added property, plant and equipment of $159.5 million, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno, and assets under development at Jefferson Terminal and Long Ridge, including a power plant under construction.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense for property, plant and equipment	$6,558	$5,166	$13,295	$10,162

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

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2019	December 31, 2018
Advanced Engine Repair JV	Equity method	25%	$12,539	$12,981
JGP Energy Partners LLC	Equity method	50%	25,333	25,461
Intermodal Finance I, Ltd.	Equity method	51%	855	2,118
Investments			$38,727	$40,560

We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2019 and 2018.
Equity Method Investments
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advanced Engine Repair JV	$(242)	$(126)	$(443)	$(350)
JGP Energy Partners LLC	92	(235)	(128)	(87)
Intermodal Finance I, Ltd.	(19)	110	18	281
Total	$(169)	$(251)	$(553)	$(156)

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
As of June 30, 2019, Intermodal owns a portfolio of approximately 4,000 shipping containers subject to multiple operating leases.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2019
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$48,810	$—	$—	$48,810
Less: Accumulated amortization	(34,759)	—	—	(34,759)
Acquired favorable lease intangibles, net	14,051	—	—	14,051
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(17,155)	(225)	(17,380)
Acquired customer relationships, net	—	18,358	—	18,358
Total intangible assets, net	$14,051	$18,358	$—	$32,409

Intangible liabilities
Acquired unfavorable lease intangibles	$5,025	$—	$—	$5,025
Less: Accumulated amortization	(2,428)	—	—	(2,428)
Acquired unfavorable lease intangibles, net	$2,597	$—	$—	$2,597

	December 31, 2018
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$48,143	$—	$—	$48,143
Less: Accumulated amortization	(29,780)	—	—	(29,780)
Acquired favorable lease intangibles, net	18,363	—	—	18,363
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(15,378)	(210)	(15,588)
Acquired customer relationships, net	—	20,135	15	20,150
Total intangible assets, net	$18,363	$20,135	$15	$38,513

Intangible liabilities
Acquired unfavorable lease intangibles	$3,736	$—	$—	$3,736
Less: Accumulated amortization	(2,114)	—	—	(2,114)
Acquired unfavorable lease intangibles, net	$1,622	$—	$—	$1,622

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Lease intangibles	Equipment leasing revenues	$2,202	$2,064	$4,664	$4,056
Customer relationships	Depreciation and amortization	892	899	1,792	1,799
Total		$3,094	$2,963	$6,456	$5,855

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

As of June 30, 2019, estimated net annual amortization of intangibles is as follows:

Remainder of 2019	$5,278
2020	7,977
2021	6,266
2022	4,499
2023	3,583
Thereafter	2,209
Total	$29,812

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

8.     DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2019			December 31, 2018
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement (1)	$44,618	LIBOR + 4.50%	9/15/2019	$47,743
CMQR Credit Agreement	23,300	(i) Adjusted LIBOR + 2.50% or 4.50%; or (ii) U.S. or Canadian Base Rate + 1.50% or 3.50%; or (iii) Canadian Fixed Rate + 2.50% or 4.50%	5/8/2022	22,265
Revolving Credit Facility (2)	90,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	100,000
Jefferson Revolver (2)	73,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	3/7/2021	49,805
DRP Revolver (3)	21,600	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	—
LREG Credit Agreement (4)	71,500	First Lien Credit Agreement: 7.30% LC Facility: Base Rate + 2.50% to 3.50% Second Lien Credit Agreement: Base Rate + 7.50%	2/15/2022 to 6/30/2028	—
Total loans payable	324,018			219,813
Bonds payable
Series 2012 Bonds (5)	42,765	8.25%	7/1/2032	42,797
Series 2016 Bonds (6)	144,200	7.25%	2/1/2036	144,200
Senior Notes due 2022 (7)	697,443	6.75%	3/15/2022	549,405
Senior Notes due 2025 (8)	444,607	6.50%	10/1/2025	295,642
Total bonds payable	1,329,015			1,032,044

Debt	1,653,033			1,251,857
Less: Debt issuance costs	(21,897)			(14,510)
Total debt, net	$1,631,136			$1,237,347

Total debt due within one year	$213,488			$71,678

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
(5) Includes unamortized premium of $1,545 and $1,577 at June 30, 2019 and December 31, 2018, respectively.
(6) These bonds have a stated maturity of February 1, 2036 but are subject to mandatory tender for purchase at par, by our subsidiary, on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the bonds or redeemed prior to such date.
(7) Includes unamortized discount of $6,468 and $5,154 at June 30, 2019 and December 31, 2018, respectively, and an unamortized premium of $3,911 and $4,559 at June 30, 2019 and December 31, 2018, respectively.
(8) Includes unamortized discount of $5,393 and $4,358 at June 30, 2019 and December 31, 2018, respectively.
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
LREG Credit Agreement—On February 15, 2019, LREG and two other subsidiaries, Ohio Gasco LLC, (“GasCo” and, together with LREG, the “Co-Borrowers”), and Ohio PP Holdco LLC (“Holdings”), entered into a First Lien Credit Agreement establishing (i) a $445 million construction loan (the “First Lien Construction Loans”) and term loan (the “First Lien Term Loans” and, together with the First Lien Construction Loans, the “First Lien Loan Facility”) credit facility for the purposes of funding the development, construction and completion of the power plant and the associated development, production and drilling of hydrocarbon interests (cumulatively, the “Project”), and (ii) a $154 million letter of credit facility, which is available to the Co-Borrowers solely to support any collateral posting obligations of the Co-Borrowers under certain fixed price power agreements related to the Project (the “LC Facility”). The LC Facility may be increased up to $179 million under certain circumstances as set forth in the First Lien Credit Agreement, with such additional amounts of letters of credit available to LREG solely in support of any collateral posting obligations in connection with a bid in the PJM capacity auction. As of June 30, 2019, $130 million letters of credit have been provided to counterparties in accordance with the provisions of the LC Facility, leaving $24 million of remaining initial letter of credit capacity.
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
CMQR Credit Agreement—On May 8, 2019, our subsidiary entered into an amendment to the CMQR Credit Agreement which extended the maturity date to May 8, 2022.
Senior Notes due 2025—On May 21, 2019, we issued an additional $150 million of Senior Notes (“2025 Notes”) at an offering price of 99.125% of the principal amount plus accrued interest from April 1, 2019.
We were in compliance with all debt covenants as of June 30, 2019.

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
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2019	June 30, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$115,559	$115,559	$—	$—	Market
Restricted cash	58,817	58,817	—	—	Market
Derivative assets	47,131	—	—	47,131	Income
Total assets	$221,507	$174,376	$—	$47,131

Liabilities
Derivative liabilities	$(93)	$—	$—	$(93)	Income
Total liabilities	$(93)	$—	$—	$(93)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2018	December 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$99,601	$99,601	$—	$—	Market
Restricted cash	21,236	21,236	—	—	Market
Derivative assets	7,470	—	—	7,470	Income
Total	$128,307	$120,837	$—	$7,470

Liabilities
Derivative liabilities	$(925)	$—	$—	$(925)	Income
Total liabilities	$(925)	$—	$—	$(925)

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2019	December 31, 2018
Series 2012 Bonds (1)	$43,448	$42,633
Series 2016 Bonds (1)	147,610	149,582
Senior Notes due 2022	728,980	551,144
Senior Notes due 2025	464,031	283,965
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
The following table presents information related to our outstanding derivative contracts:

	Notional Amount	Fair Value of Assets (1)	Fair Value of Liabilities (1)	Term
June 30, 2019
Derivatives Designated in Cash Flow Hedges:
Electricity swaps (MWh)	29,278	$40,244	$—	7 to 10 years
Non-hedge Derivative Instruments:
Electricity swaps (MWh)	4,207	$2,517	$—	7 to 10 years
Crude oil forwards (BBL)	1,889	4,370	(93)	1 to 6 months

December 31, 2018
Derivatives Designated in Cash Flow Hedges:
Electricity swaps (MWh)	—	$—	$—	N/A
Non-hedge Derivative Instruments:
Electricity swaps (MWh)	—	$—	$—	N/A
Crude oil forwards (BBL)	3,225	7,470	(925)	1 to 12 months
________________________________________________________
(1) Included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Electricity Swaps	Crude Oil Forwards	Total	Electricity Swaps		Crude Oil Forwards	Total
Beginning Balance	$(45,382)	$5,695	$(39,687)	$—		$6,545	$6,545
Net unrealized gains (losses) recognized in earnings	4,887	(1,417)	3,470	2,517		(2,267)	250
Gains recognized in other comprehensive income	83,256	—	83,256	40,244	(1)	—	40,244
Purchases	—	310	310	—		314	314
Sales	—	113	113	—		(854)	(854)
Settlements	—	(424)	(424)	—		539	539
Ending Balance	$42,761	$4,277	$47,038	$42,761		$4,277	$47,038
________________________________________________________
(1) We entered this contract during the six months ended June 30, 2019.
There were no transfers into or out of Level 3 during the periods presented.
The following table presents pretax gains and losses on our derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Electricity Swaps:
Gains recognized in other comprehensive income before reclassifications	$83,256	$—	$40,244	$—
Gains (losses) reclassified from accumulated other comprehensive income	—	—	—	—
Gains recognized in earnings	4,887	—	2,517	—
Crude Oil Forwards:
(Losses) gains recognized in earnings	$(1,417)	$441	$(2,267)	$(182)

As of June 30, 2019, we do not expect any gains or losses on our electricity swaps to be reclassified into revenue in the next 12 months. As of June 30, 2019, the maximum length of time over which we are hedging forecasted electricity sales is 13 years.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$48,731	$—	$—	$—	$3,157	$51,888
Maintenance revenue	25,369	—	—	—	—	25,369
Finance lease income	881	—	—	—	—	881
Other revenue	—	—	—	—	1,062	1,062
Total equipment leasing revenues	74,981	—	—	—	4,219	79,200
Infrastructure revenues
Lease income	—	821	—	265	—	1,086
Rail revenues	—	—	9,977	—	—	9,977
Terminal services revenues	—	7,537	—	1,028	—	8,565
Crude marketing revenues	—	59,204	—	—	—	59,204
Other revenue	—	—	—	973	—	973
Total infrastructure revenues	—	67,562	9,977	2,266	—	79,805
Total revenues	$74,981	$67,562	$9,977	$2,266	$4,219	$159,005

	Three Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$35,373	$—	$—	$—	$1,868	$37,241
Maintenance revenue	19,940	—	—	—	—	19,940
Finance lease income	247	—	—	—	365	612
Other revenue	558	—	—	—	979	1,537
Total equipment leasing revenues	56,118	—	—	—	3,212	59,330
Infrastructure revenues
Lease income	—	—	—	417	—	417
Rail revenues	—	—	8,788	—	—	8,788
Terminal services revenues	—	2,550	—	—	—	2,550
Crude marketing revenues	—	—	—	—	—	—
Other revenue	—	—	—	894	—	894
Total infrastructure revenues	—	2,550	8,788	1,311	—	12,649
Total revenues	$56,118	$2,550	$8,788	$1,311	$3,212	$71,979

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$96,034	$—	$—	$—	$5,090	$101,124
Maintenance revenue	47,146	—	—	—	—	47,146
Finance lease income	1,707	—	—	—	—	1,707
Other revenue	505	—	—	—	1,170	1,675
Total equipment leasing revenues	145,392	—	—	—	6,260	151,652
Infrastructure revenues
Lease income	—	1,129	—	620	—	1,749
Rail revenues	—	—	20,484	—	—	20,484
Terminal services revenues	—	12,404	—	2,846	—	15,250
Crude marketing revenues	—	89,983	—	—	—	89,983
Other revenue	—	—	—	4,514	—	4,514
Total infrastructure revenues	—	103,516	20,484	7,980	—	131,980
Total revenues	$145,392	$103,516	$20,484	$7,980	$6,260	$283,632

	Six Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$68,623	$—	$—	$—	$4,117	$72,740
Maintenance revenue	39,425	—	—	—	—	39,425
Finance lease income	247	—	—	—	732	979
Other revenue	558	—	—	—	1,412	1,970
Total equipment leasing revenues	108,853	—	—	—	6,261	115,114
Infrastructure revenues
Lease income	—	—	—	799	—	799
Rail revenues	—	—	19,835	—	—	19,835
Terminal services revenues	—	3,803	—	—	—	3,803
Crude marketing revenues	—	—	—	—	—	—
Other revenue	—	—	—	1,272	—	1,272
Total infrastructure revenues	—	3,803	19,835	2,071	—	25,709
Total revenues	$108,853	$3,803	$19,835	$2,071	$6,261	$140,823

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of June 30, 2019:

	Operating Leases	Finance Leases (1)
Remainder of 2019	$97,498	$941
2020	142,458	1,611
2021	102,474	1,291
2022	65,496	897
2023	44,061	273
Thereafter	39,526	—
Total	$491,513	$5,013

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
The following table presents lease related costs:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance Leases
Amortization of right-of-use assets	$50	$99
Interest on lease liabilities	29	59
Finance lease expense	79	158
Operating lease expense	2,520	5,049
Short-term lease expense	672	1,732
Variable lease expense	605	897
Total lease expense	$3,876	$7,836

The following table presents information related to our operating leases as of and for the six months ended June 30, 2019:

Right-of-use assets, net	$42,993
Lease liabilities	43,459

Weighted average remaining lease term	35.6 years
Weighted average incremental borrowing rate	7.1%

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows	$5,056

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents future minimum lease payments under non-cancellable operating leases as of June 30, 2019:

Remainder of 2019	$4,735
2020	5,625
2021	4,220
2022	3,502
2023	2,667
Thereafter	95,202
Total undiscounted lease payments	115,951
Less: Imputed interest	72,492
Total lease liabilities	$43,459

As of June 30, 2019, we have an agreement for an office lease that has not yet commenced which we estimate will have a right-of-use asset value of $0.8 million. The lease is expected to commence in the fourth quarter of 2019 and has a lease term of seven years.
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
As of June 30, 2019, the Incentive Plan provides for the issuance of up to 30 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term, (in years)
	2019	2018	2019	2018
Stock Options	$—	$—	$—	$9	$—	8.6
Restricted Shares	456	90	546	180	1,596	1.3
Common Units	244	139	382	248	3,603	1.5
Total	$700	$229	$928	$437	$5,199

During the six months ended June 30, 2019, the Manager transferred 165,268 of its options to certain of the Manager’s employees.
Common Units
During the six months ended June 30, 2019, we issued 1,110,000 common units of our subsidiaries that had a grant date fair value of $3.2 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Restricted Shares
During the six months ended June 30, 2019, we issued 113,121 restricted shares of our subsidiary that had a grant date fair value of $1.5 million, of which 25,138 shares vested during the period of issuance. The remaining shares vest over three years, subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
14. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current:
Federal	$51	$42	$70	$171
State and local	43	12	108	31
Foreign	108	33	160	50
Total current provision	202	87	338	252

Deferred:
Federal	(1,863)	389	(1,760)	677
State and local	(668)	58	(639)	100
Foreign	30	—	215	—
Total deferred (benefit) provision	(2,501)	447	(2,184)	777

Total (benefit) provision for income taxes	$(2,299)	$534	$(1,846)	$1,029

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
As of and for the six months ended June 30, 2019, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2015. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2019. The change in our effective tax rate and resulting tax benefit for the period ended June 30, 2019 is primarily driven by the reduction in taxes for one of our corporate subsidiaries as a result of an internal restructuring.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$3,499	$3,922	$7,175	$7,661
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	2,211	573	2,373	573
Total	$5,710	$4,495	$9,548	$8,234

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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$3,019	$2,438	$5,562	$4,619
Acquisition and transaction expenses	2,309	1,436	3,770	3,040
Total	$5,328	$3,874	$9,332	$7,659

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Accrued management fees	$1,110	$1,263
Other payables	5,396	3,965

As of June 30, 2019 and December 31, 2018, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2019 and December 31, 2018 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2019 and December 31, 2018 was $43.2 million and $51.1 million, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-controlling interest share of net loss	$4,559	$3,248	$7,855	$8,013

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
Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to shareholders, as defined by GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to shareholders as determined in accordance with GAAP.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2019

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$74,981	$—	$—	$—	$4,219	$79,200
Infrastructure revenues	—	67,562	9,977	2,266	—	79,805
Total revenues	74,981	67,562	9,977	2,266	4,219	159,005

Expenses
Operating expenses	2,721	74,393	9,021	4,757	1,871	92,763
General and administrative	—	—	—	—	4,297	4,297
Acquisition and transaction expenses	—	—	—	—	2,308	2,308
Management fees and incentive allocation to affiliate	—	—	—	—	5,710	5,710
Depreciation and amortization	33,267	5,519	648	1,560	1,606	42,600
Interest expense	—	4,524	79	348	20,521	25,472
Total expenses	35,988	84,436	9,748	6,665	36,313	173,150

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(242)	92	—	—	(19)	(169)
Gain on sale of equipment, net	22,610	12	8	—	—	22,630
Interest income	28	33	4	173	2	240
Other income	—	50	1	4,887	—	4,938
Total other income (expense)	22,396	187	13	5,060	(17)	27,639
Income (loss) before income taxes	61,389	(16,687)	242	661	(32,111)	13,494
(Benefit from) provision for income taxes	(2,369)	38	29	—	3	(2,299)
Net income (loss)	63,758	(16,725)	213	661	(32,114)	15,793
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	(4,558)	41	(22)	—	(4,539)
Net income (loss) attributable to shareholders	$63,758	$(12,167)	$172	$683	$(32,114)	$20,332

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$103,610	$(2,563)	$963	$(2,241)	$(5,639)	$94,130
Add: Non-controlling share of Adjusted EBITDA						2,871
Add: Equity in losses of unconsolidated entities						(169)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(24)
Less: Interest expense						(25,472)
Less: Depreciation and amortization expense						(51,554)
Less: Incentive allocations						(2,211)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						3,470
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(2,308)
Less: Equity-based compensation expense						(700)
Less: Benefit from income taxes						2,299
Net income attributable to shareholders						$20,332

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$2,208	$—	$—	$—	$—	$2,208
Asia	25,410	—	—	—	4,219	29,629
Europe	35,413	—	—	—	—	35,413
North America	9,604	67,562	9,977	2,266	—	89,409
South America	2,346	—	—	—	—	2,346
Total	$74,981	$67,562	$9,977	$2,266	$4,219	$159,005

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

II. For the Six Months Ended June 30, 2019

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$145,392	$—	$—	$—	$6,260	$151,652
Infrastructure revenues	—	103,516	20,484	7,980	—	131,980
Total revenues	145,392	103,516	20,484	7,980	6,260	283,632

Expenses
Operating expenses	8,799	113,634	18,287	9,659	4,302	154,681
General and administrative	—	—	—	—	9,029	9,029
Acquisition and transaction expenses	13	—	—	—	3,769	3,782
Management fees and incentive allocation to affiliate	—	—	—	—	9,548	9,548
Depreciation and amortization	63,272	10,675	1,413	3,553	3,220	82,133
Interest expense	—	8,448	648	644	37,035	46,775
Total expenses	72,084	132,757	20,348	13,856	66,903	305,948

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(443)	(128)	—	—	18	(553)
Gain on sale of equipment, net	24,328	12	15	—	—	24,355
Interest income	54	71	4	194	8	331
Other (expense) income	—	(183)	—	2,517	—	2,334
Total other income (expense)	23,939	(228)	19	2,711	26	26,467
Income (loss) before income taxes	97,247	(29,469)	155	(3,165)	(60,617)	4,151
(Benefit from) provision for income taxes	(2,189)	124	215	—	4	(1,846)
Net income (loss)	99,436	(29,593)	(60)	(3,165)	(60,621)	5,997
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	(7,854)	(15)	(86)	—	(7,955)
Net income (loss) attributable to shareholders	$99,436	$(21,739)	$(45)	$(3,079)	$(60,621)	$13,952

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$177,820	$(3,853)	$2,162	$(1,315)	$(14,394)	$160,420
Add: Non-controlling share of Adjusted EBITDA						5,174
Add: Equity in losses of unconsolidated entities						(553)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						94
Less: Interest expense						(46,775)
Less: Depreciation and amortization expense						(99,421)
Less: Incentive allocations						(2,373)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						250
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(3,782)
Less: Equity-based compensation expense						(928)
Less: Benefit from income taxes						1,846
Net income attributable to shareholders						$13,952

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$5,685	$—	$—	$—	$—	$5,685
Asia	47,524	—	—	—	6,260	53,784
Europe	67,298	—	—	—	—	67,298
North America	20,430	103,516	20,484	7,980	—	152,410
South America	4,455	—	—	—	—	4,455
Total	$145,392	$103,516	$20,484	$7,980	$6,260	$283,632

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

III. For the Three Months Ended June 30, 2018

	Three Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$56,118	$—	$—	$—	$3,212	$59,330
Infrastructure revenues	—	2,550	8,788	1,311	—	12,649
Total revenues	56,118	2,550	8,788	1,311	3,212	71,979

Expenses
Operating expenses	1,864	11,253	7,813	2,715	3,948	27,593
General and administrative	—	—	—	—	4,573	4,573
Acquisition and transaction expenses	66	—	—	—	1,442	1,508
Management fees and incentive allocation to affiliate	—	—	—	—	4,495	4,495
Depreciation and amortization	24,875	4,937	574	832	1,626	32,844
Interest expense	—	4,285	141	273	8,158	12,857
Total expenses	26,805	20,475	8,528	3,820	24,242	83,870

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(126)	(235)	—	—	110	(251)
Gain (loss) on sale of equipment, net	5,003	—	(7)	—	—	4,996
Interest income	33	36	—	—	5	74
Other income	—	1,157	—	—	—	1,157
Total other income (expense)	4,910	958	(7)	—	115	5,976
Income (loss) before income taxes	34,223	(16,967)	253	(2,509)	(20,915)	(5,915)
Provision for income taxes	523	10	—	1	—	534
Net income (loss)	33,700	(16,977)	253	(2,510)	(20,915)	(6,449)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	(7,309)	51	(30)	—	(7,288)
Net income (loss) attributable to shareholders	$33,700	$(9,668)	$202	$(2,480)	$(20,915)	$839

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$64,826	$(3,188)	$917	$(1,281)	$(9,057)	$52,217
Add: Non-controlling share of Adjusted EBITDA						2,447
Add: Equity in losses of unconsolidated entities						(251)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						192
Less: Interest expense						(12,857)
Less: Depreciation and amortization expense						(38,506)
Less: Incentive allocations						(573)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						441
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(1,508)
Less: Equity-based compensation expense						(229)
Less: Provision for income taxes						(534)
Net income attributable to shareholders						$839

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$2,020	$—	$—	$—	$—	$2,020
Asia	14,083	—	—	—	2,847	16,930
Europe	32,858	—	—	—	—	32,858
North America	6,821	2,550	8,788	1,311	365	19,835
South America	336	—	—	—	—	336
Total	$56,118	$2,550	$8,788	$1,311	$3,212	$71,979

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

IV. For the Six Months Ended June 30, 2018

	Six Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$108,853	$—	$—	$—	$6,261	$115,114
Infrastructure revenues	—	3,803	19,835	2,071	—	25,709
Total revenues	108,853	3,803	19,835	2,071	6,261	140,823

Expenses
Operating expenses	5,297	23,212	15,251	5,096	6,316	55,172
General and administrative	—	—	—	—	8,159	8,159
Acquisition and transaction expenses	223	—	—	—	3,051	3,274
Management fees and incentive allocation to affiliate	—	—	—	—	8,234	8,234
Depreciation and amortization	46,688	9,727	1,147	1,641	3,228	62,431
Interest expense	—	7,813	486	545	15,884	24,728
Total expenses	52,208	40,752	16,884	7,282	44,872	161,998

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(350)	(87)	—	—	281	(156)
Gain on sale of equipment, net	4,983	—	8	—	—	4,991
Interest income	106	136	—	—	8	250
Other income	—	1,337	—	—	—	1,337
Total other income	4,739	1,386	8	—	289	6,422
Income (loss) before income taxes	61,384	(35,563)	2,959	(5,211)	(38,322)	(14,753)
Provision for income taxes	1,006	21	—	—	2	1,029
Net income (loss)	60,378	(35,584)	2,959	(5,211)	(38,324)	(15,782)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(24)	(16,258)	257	(24)	—	(16,049)
Net income (loss) attributable to shareholders	$60,402	$(19,326)	$2,702	$(5,187)	$(38,324)	$267

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Six Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$121,036	$(6,739)	$4,323	$(2,845)	$(15,438)	$100,337
Add: Non-controlling share of Adjusted EBITDA						5,612
Add: Equity in losses of unconsolidated entities						(156)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						17
Less: Interest expense						(24,728)
Less: Depreciation and amortization expense						(75,320)
Less: Incentive allocations						(573)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						(182)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(3,274)
Less: Equity-based compensation expense						(437)
Less: Provision for income taxes						(1,029)
Net income attributable to shareholders						$267

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$3,405	$—	$—	$—	$—	$3,405
Asia	23,292	—	—	—	5,530	28,822
Europe	67,776	—	—	—	—	67,776
North America	13,954	3,803	19,835	2,071	731	40,394
South America	426	—	—	—	—	426
Total	$108,853	$3,803	$19,835	$2,071	$6,261	$140,823

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

V. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Total assets	$1,503,151	$742,044	$73,444	$490,871	$278,999	$3,088,509

Debt, net	—	258,887	23,075	90,685	1,258,489	1,631,136

Total liabilities	250,159	345,324	45,304	116,873	1,292,616	2,050,276

Non-controlling interests in equity of consolidated subsidiaries	—	44,749	3,410	673	524	49,356

Total equity	1,252,992	396,720	28,140	373,998	(1,013,617)	1,038,233

Total liabilities and equity	$1,503,151	$742,044	$73,444	$490,871	$278,999	$3,088,509

	June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$50,182	$—	$—	$—	$—	$50,182
Asia	428,960	—	—	—	33,898	462,858
Europe	611,978	—	—	—	—	611,978
North America	192,360	468,800	53,360	371,755	120,662	1,206,937
South America	32,906	—	—	—	—	32,906
Total	$1,316,386	$468,800	$53,360	$371,755	$154,560	$2,364,861

	December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Total assets	$1,367,074	$670,682	$64,286	$277,160	$259,576	$2,638,778

Debt, net	—	234,862	22,239	—	980,246	1,237,347

Total liabilities	234,449	288,256	37,207	16,615	1,008,469	1,584,996

Non-controlling interests in equity of consolidated subsidiaries	—	52,058	3,258	544	523	56,383

Total equity	1,132,625	382,426	27,079	260,545	(748,893)	1,053,782

Total liabilities and equity	$1,367,074	$670,682	$64,286	$277,160	$259,576	$2,638,778

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

17. EARNINGS PER SHARE AND EQUITY
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Net income attributable to shareholders	$20,332	$839	$13,952	$267
Weighted Average Shares Outstanding - Basic (1)	85,987,769	83,160,037	85,987,115	82,351,736
Weighted Average Shares Outstanding - Diluted (1)	85,989,029	83,160,047	85,987,115	82,351,858

Basic EPS	$0.24	$0.01	$0.16	$—
Diluted EPS	$0.24	$0.01	$0.16	$—

________________________________________________________
(1) The three and six months ended June 30, 2019 includes 1.1 million equivalent participating securities which can be converted into a fixed amount of our shares.
For the three months ended June 30, 2019 and 2018, 119,009 and 69,281 shares, respectively, and for the six months ended June 30, 2019 and 2018, 127,923 and 63,432 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
In January 2019, we issued 16,275 common shares to certain directors as compensation.
During the six months ended June 30, 2019, certain holders of Class B Units (see Note 15) converted 1,051,744 Class B Units in exchange for 778,919 common shares.
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
19. SUBSEQUENT EVENTS
On August 1, 2019 our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended June 30, 2019, payable on August 27, 2019 to the holders of record on August 16, 2019.
In July 2019, certain holders of Class B Units converted 63,739 Class B Units in exchange for 47,205 common shares.
In July 2019, we issued 9,850 common shares to certain directors as compensation.
In July 2019, our subsidiary repaid $23 million due under the Jefferson Revolver. The aggregate revolving commitment under the Jefferson Revolver reverted back to $50 million on August 1, 2019.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of June 30, 2019, we had total consolidated assets of $3.1 billion and total equity of $1.0 billion.
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

Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three and six months ended June 30, 2019 and 2018
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Equipment leasing revenues
Lease income	$51,888	$37,241	$14,647	$101,124	$72,740	$28,384
Maintenance revenue	25,369	19,940	5,429	47,146	39,425	7,721
Finance lease income	881	612	269	1,707	979	728
Other revenue	1,062	1,537	(475)	1,675	1,970	(295)
Total equipment leasing revenues	79,200	59,330	19,870	151,652	115,114	36,538
Infrastructure revenues
Lease income	1,086	417	669	1,749	799	950
Rail revenues	9,977	8,788	1,189	20,484	19,835	649
Terminal services revenues	8,565	2,550	6,015	15,250	3,803	11,447
Crude marketing revenues	59,204	—	59,204	89,983	—	89,983
Other revenue	973	894	79	4,514	1,272	3,242
Total infrastructure revenues	79,805	12,649	67,156	131,980	25,709	106,271
Total revenues	159,005	71,979	87,026	283,632	140,823	142,809

Expenses
Operating expenses	92,763	27,593	65,170	154,681	55,172	99,509
General and administrative	4,297	4,573	(276)	9,029	8,159	870
Acquisition and transaction expenses	2,308	1,508	800	3,782	3,274	508
Management fees and incentive allocation to affiliate	5,710	4,495	1,215	9,548	8,234	1,314
Depreciation and amortization	42,600	32,844	9,756	82,133	62,431	19,702
Interest expense	25,472	12,857	12,615	46,775	24,728	22,047
Total expenses	173,150	83,870	89,280	305,948	161,998	143,950

Other income (expense)
Equity in losses of unconsolidated entities	(169)	(251)	82	(553)	(156)	(397)
Gain on sale of equipment, net	22,630	4,996	17,634	24,355	4,991	19,364
Interest income	240	74	166	331	250	81
Other income	4,938	1,157	3,781	2,334	1,337	997
Total other income	27,639	5,976	21,663	26,467	6,422	20,045
Income (loss) before income taxes	13,494	(5,915)	19,409	4,151	(14,753)	18,904
(Benefit from) provision for income taxes	(2,299)	534	(2,833)	(1,846)	1,029	(2,875)
Net income (loss)	15,793	(6,449)	22,242	5,997	(15,782)	21,779
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,539)	(7,288)	2,749	(7,955)	(16,049)	8,094
Net income attributable to shareholders	$20,332	$839	$19,493	$13,952	$267	$13,685

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Net income attributable to shareholders	$20,332	$839	$19,493	$13,952	$267	$13,685
Add: (Benefit from) provision for income taxes	(2,299)	534	(2,833)	(1,846)	1,029	(2,875)
Add: Equity-based compensation expense	700	229	471	928	437	491
Add: Acquisition and transaction expenses	2,308	1,508	800	3,782	3,274	508
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(3,470)	(441)	(3,029)	(250)	182	(432)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	2,211	573	1,638	2,373	573	1,800
Add: Depreciation and amortization expense (1)	51,554	38,506	13,048	99,421	75,320	24,101
Add: Interest expense	25,472	12,857	12,615	46,775	24,728	22,047
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	24	(192)	216	(94)	(17)	(77)
Less: Equity in losses of unconsolidated entities	169	251	(82)	553	156	397
Less: Non-controlling share of Adjusted EBITDA (3)	(2,871)	(2,447)	(424)	(5,174)	(5,612)	438
Adjusted EBITDA (non-GAAP)	$94,130	$52,217	$41,913	$160,420	$100,337	$60,083
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2019 and 2018: (i) depreciation and amortization expense of $42,600 and $32,844, (ii) lease intangible amortization of $2,202 and $2,010 and (iii) amortization for lease incentives of $6,752 and $3,652, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) depreciation and amortization expense of $82,133 and $62,431, (ii) lease intangible amortization of $4,664 and $4,002 and (iii) amortization for lease incentives of $12,624 and $8,887, respectively.
(2) Includes the following items for the three months ended June 30, 2019 and 2018: (i) net loss of $(276) and $(299), (ii) interest expense of $34 and $94 and (iii) depreciation and amortization expense of $266 and $13, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) net loss of $(696) and $(251), (ii) interest expense of $70 and $206 and (iii) depreciation and amortization expense of $532 and $28, respectively.
(3) Includes the following items for the three months ended June 30, 2019 and 2018: (i) equity based compensation of $110 and $25, (ii) provision for income taxes of $10 and $3, (iii) interest expense of $1,109 and $1,032, (iv) depreciation and amortization expense of $1,345 and $1,200, and (v) changes in fair value of non-hedge derivative instruments of $297 and $187, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) equity based compensation of $135 and $62, (ii) provision for income taxes of $46 and $7, (iii) interest expense of $2,008 and $2,324, (iv) depreciation and amortization expense of $2,509 and $3,276 and (v) changes in fair value of non-hedge derivative instruments of $476 and $(57), respectively.
Revenues
Comparison of the three months ended June 30, 2019 and 2018
Total revenues increased $87.0 million, primarily due to higher revenues in the Jefferson Terminal and Aviation Leasing segments.
In Equipment Leasing, lease income increased $14.6 million, primarily driven by an increase in acquired assets on lease in the Aviation Leasing segment. Maintenance revenue increased $5.4 million due to an increase in the number of aircraft and engines on lease.
In Infrastructure, crude marketing revenue increased $59.2 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Terminal services revenue increased $6.0 million primarily due to increased activity and storage capacity at Jefferson Terminal.
Comparison of the six months ended June 30, 2019 and 2018
Total revenues increased $142.8 million, primarily due to higher revenues in the Jefferson Terminal, Aviation Leasing and Ports and Terminals segments.
In Equipment Leasing, lease income increased $28.4 million, primarily driven by an increase in acquired assets on lease in the Aviation Leasing segment. Maintenance revenue increased $7.7 million due to an increase in the number of aircraft and engines on lease.
In Infrastructure, crude marketing revenue increased $90.0 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Terminal services revenue increased $11.4 million primarily due to increased activity and storage capacity at Jefferson Terminal and increased activity at Long Ridge.

Expenses
Comparison of the three months ended June 30, 2019 and 2018
Total expenses increased $89.3 million, primarily due to higher (i) operating expenses, (ii) interest expense and (iii) depreciation and amortization.
Operating expenses increased $65.2 million, primarily due to increases in:

•	cost of sales of $60.1 million primarily due to costs associated with crude marketing at Jefferson Terminal;

•	compensation and benefits of $2.4 million primarily due to increased headcount and stock compensation in the Jefferson Terminal, Ports and Terminals and Railroad segments; and

•
facility operations of $1.2 million primarily due to higher equipment shipping and storage costs in the Aviation Leasing and Jefferson Terminal segments and increased activity in the Ports and Terminals segment.

Interest expense increased $12.6 million due to an increase in our average outstanding debt of approximately $776.1 million, which primarily consists of the (i) 2025 Notes of $400.0 million, (ii) 2022 Notes of $176.6 million, (iii) Revolving Credit Facility of $73.3 million, (iv) LREG Credit Agreement of $71.5 million, (v) Jefferson Revolver of $45.3 million and (vi) DRP Revolver of $17.6 million.
Depreciation and amortization increased $9.8 million, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service at Long Ridge.
Comparison of the six months ended June 30, 2019 and 2018
Total expenses increased $144.0 million, primarily due to higher (i) operating expenses, (ii) interest expense and (iii) depreciation and amortization.
Operating expenses increased $99.5 million, primarily due to increases in:

•	cost of sales of $89.0 million primarily due to costs associated with crude marketing at Jefferson Terminal;

•	compensation and benefits of $3.8 million primarily due to increased headcount and stock compensation in the Jefferson Terminal, Ports and Terminals and Railroad segments; and

•
facility operations of $2.5 million primarily due to higher equipment shipping and storage costs in the Aviation Leasing and Jefferson Terminal segments and increased activity in the Ports and Terminals segment.

Interest expense increased $22.0 million due to an increase in our average outstanding debt of approximately $742.7 million, which primarily consists of the (i) 2025 Notes of $350.0 million, (ii) 2022 Notes of $185.5 million, (iii) Revolving Credit Facility of $90.8 million, (iv) LREG Credit Agreement of $59.6 million, (v) Jefferson Revolver of $50.1 million and (vi) DRP Revolver of $12.9 million.
Depreciation and amortization increased $19.7 million, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service at Long Ridge.
Other Income (Expense)
Total other income increased $21.7 million during the three months ended June 30, 2019, primarily due to a net increase in gain on sale of $17.6 million in the Aviation Leasing segment and an unrealized gain of $4.9 million on our electricity derivatives in the Ports and Terminals segment.
Total other income increased $20.0 million during the six months ended June 30, 2019, primarily due to a net increase in gain on sale of $19.3 million in the Aviation Leasing segment.
Net Income Attributable to Shareholders
Net income attributable to shareholders increased $19.5 million and $13.7 million during the three and six months ended June 30, 2019, respectively, primarily due to the changes discussed above and a benefit from income taxes recognized during the three and six months ended June 30, 2019.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $41.9 million and $60.1 million during the three and six months ended June 30, 2019, respectively, primarily due to the changes noted above.

Aviation Leasing Segment
As of June 30, 2019, in our Aviation Leasing segment, we own and manage 231 aviation assets, consisting of 70 commercial aircraft and 161 engines.
As of June 30, 2019, 68 of our commercial aircraft and 119 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 90% utilized as of June 30, 2019, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 34 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2019	14	56	70
Purchases	4	6	10
Sales	—	(3)	(3)
Transfers	(3)	(4)	(7)
Assets at June 30, 2019	15	55	70

Engines
Assets at January 1, 2019	78	64	142
Purchases	13	5	18
Sales	(6)	(10)	(16)
Transfers	9	8	17
Assets at June 30, 2019	94	67	161

The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Equipment leasing revenues
Lease income	$48,731	$35,373	$13,358	$96,034	$68,623	$27,411
Maintenance revenue	25,369	19,940	5,429	47,146	39,425	7,721
Finance lease income	881	247	634	1,707	247	1,460
Other revenue	—	558	(558)	505	558	(53)
Total revenues	74,981	56,118	18,863	145,392	108,853	36,539

Expenses
Operating expenses	2,721	1,864	857	8,799	5,297	3,502
Acquisition and transaction expenses	—	66	(66)	13	223	(210)
Depreciation and amortization	33,267	24,875	8,392	63,272	46,688	16,584
Total expenses	35,988	26,805	9,183	72,084	52,208	19,876

Other (expense) income
Equity in losses of unconsolidated entities	(242)	(126)	(116)	(443)	(350)	(93)
Gain on sale of equipment, net	22,610	5,003	17,607	24,328	4,983	19,345
Interest income	28	33	(5)	54	106	(52)
Total other income	22,396	4,910	17,486	23,939	4,739	19,200
Income before income taxes	61,389	34,223	27,166	97,247	61,384	35,863
(Benefit from) provision for income taxes	(2,369)	523	(2,892)	(2,189)	1,006	(3,195)
Net income	63,758	33,700	30,058	99,436	60,378	39,058
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	(24)	24
Net income attributable to shareholders	$63,758	$33,700	$30,058	$99,436	$60,402	$39,034

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Net income attributable to shareholders	$63,758	$33,700	$30,058	$99,436	$60,402	$39,034
Add: (Benefit from) provision for income taxes	(2,369)	523	(2,892)	(2,189)	1,006	(3,195)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	66	(66)	13	223	(210)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	42,221	30,537	11,684	80,560	59,577	20,983
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(242)	(126)	(116)	(443)	(350)	(93)
Less: Equity in losses of unconsolidated entities	242	126	116	443	350	93
Less: Non-controlling share of Adjusted EBITDA (3)	—	—	—	—	(172)	172
Adjusted EBITDA (non-GAAP)	$103,610	$64,826	$38,784	$177,820	$121,036	$56,784
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2019 and 2018: (i) depreciation expense of $33,267 and $24,875, (ii) lease intangible amortization of $2,202 and $2,010 and (iii) amortization for lease incentives of $6,752 and $3,652, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) depreciation expense of $63,272 and $46,688, (ii) lease intangible amortization of $4,664 and $4,002 and (iii) amortization for lease incentives of $12,624 and $8,887, respectively.
(2) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(3) Includes depreciation expense of $0 and $172 for the six months ended June 30, 2019 and 2018, respectively.
Revenues
Comparison of the three months ended June 30, 2019 and 2018
Total revenue increased $18.9 million driven by higher lease income and maintenance revenue.

•
Lease income increased $13.4 million mainly due to an increase in (i) aircraft lease income of $9.6 million primarily driven by the addition of 23 aircraft on lease and (ii) engine lease income of $3.7 million primarily driven by an additional 17 revenue generating engines.

•	Maintenance revenue increased $5.4 million due to an increase in the number of aircraft and engines on lease.

•	Finance lease income increased $0.6 million due to income earned from aircraft classified as a finance lease.
Comparison of the six months ended June 30, 2019 and 2018
Total revenue increased $36.5 million driven by higher lease income and maintenance revenue.

•
Lease income increased $27.4 million mainly due to an increase in (i) aircraft lease income of $19.4 million primarily driven by the addition of 24 aircraft on lease and (ii) engine lease income of $8.0 million primarily driven by an additional 23 revenue generating engines.

•	Maintenance revenue increased $7.7 million due to an increase in the number of aircraft and engines on lease.

•	Finance lease income increased $1.5 million due to income earned from aircraft classified as a finance lease.
Expenses
Comparison of the three months ended June 30, 2019 and 2018
Total expenses increased $9.2 million primarily due to an increase in depreciation and amortization expense and operating expenses.

•	Depreciation and amortization expense increased $8.4 million driven by additional aircraft and engines owned and on lease.

•
Operating expenses increased $0.9 million primarily as a result of an increase in shipping and storage fees of $0.6 million due to the positioning of our assets for lease and other operating expenses of $0.3 million.

Comparison of the six months ended June 30, 2019 and 2018
Total expenses increased $19.9 million primarily due to an increase in depreciation and amortization expense and operating expenses.

•	Depreciation and amortization expense increased $16.6 million driven by additional aircraft and engines owned and on lease.

•
Operating expenses increased $3.5 million primarily as a result of an increase in (i) bad debt expense of $1.5 million relating to an engine loss receivable deemed uncollectible due to bankruptcy, (ii) shipping and storage fees of $1.3 million due to the positioning of our assets for lease and (iii) other operating expenses of $1.0 million, partially offset by (iv) a decrease in professional fees of $0.3 million.

Other Income
Total other income increased $17.5 million during the three months ended June 30, 2019 primarily due to an increase of $17.6 million in gain on the sale of leasing equipment in 2019.
Total other income increased $19.2 million during the six months ended June 30, 2019 primarily due to an increase of $19.3 million in gain on the sale of leasing equipment in 2019.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $38.8 million and $56.8 million during the three and six months ended June 30, 2019, respectively, primarily due to the changes noted above and higher depreciation and amortization for the additional aircraft and engines owned and on lease.
Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Infrastructure revenues
Lease income	$821	$—	$821	$1,129	$—	$1,129
Terminal services revenues	7,537	2,550	4,987	12,404	3,803	8,601
Crude marketing revenues	59,204	—	59,204	89,983	—	89,983
Total revenues	67,562	2,550	65,012	103,516	3,803	99,713

Expenses
Operating expenses	74,393	11,253	63,140	113,634	23,212	90,422
Depreciation and amortization	5,519	4,937	582	10,675	9,727	948
Interest expense	4,524	4,285	239	8,448	7,813	635
Total expenses	84,436	20,475	63,961	132,757	40,752	92,005

Other income
Equity in earnings (losses) of unconsolidated entities	92	(235)	327	(128)	(87)	(41)
Gain on sale of equipment, net	12	—	12	12	—	12
Interest income	33	36	(3)	71	136	(65)
Other income (expense)	50	1,157	(1,107)	(183)	1,337	(1,520)
Total other income (expense)	187	958	(771)	(228)	1,386	(1,614)
Loss before income taxes	(16,687)	(16,967)	280	(29,469)	(35,563)	6,094
Provision for income taxes	38	10	28	124	21	103
Net loss	(16,725)	(16,977)	252	(29,593)	(35,584)	5,991
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,558)	(7,309)	2,751	(7,854)	(16,258)	8,404
Net loss attributable to shareholders	$(12,167)	$(9,668)	$(2,499)	$(21,739)	$(19,326)	$(2,413)
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Net loss attributable to shareholders	$(12,167)	$(9,668)	$(2,499)	$(21,739)	$(19,326)	$(2,413)
Add: Provision for income taxes	38	10	28	124	21	103
Add: Equity-based compensation expense	456	90	366	546	180	366
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1,417	(441)	1,858	2,267	182	2,085
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	5,519	4,937	582	10,675	9,727	948
Add: Interest expense	4,524	4,285	239	8,448	7,813	635
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	285	(235)	520	331	(87)	418
Less: Equity in (earnings) losses of unconsolidated entities	(92)	235	(327)	128	87	41
Less: Non-controlling share of Adjusted EBITDA (2)	(2,543)	(2,401)	(142)	(4,633)	(5,336)	703
Adjusted EBITDA (non-GAAP)	$(2,563)	$(3,188)	$625	$(3,853)	$(6,739)	$2,886
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2019 and 2018: (i) net income (loss) of $19 and $(235) and (ii) depreciation and amortization expense of $266 and $0, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) net loss of $(201) and $(87) and (ii) depreciation and amortization expense of $532 and $0, respectively.
(2) Includes the following items for the three months ended June 30, 2019 and 2018: (i) equity-based compensation of $96 and $22, (ii) provision for income taxes of $8 and $3, (iii) interest expense of $983 and $1,024, (iv) changes in fair value of non-hedge derivative instruments of $297 and $187 and (v) depreciation and amortization expense of $1,159 and $1,165, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) equity-based compensation of $115 and $56, (ii) provision for income taxes of $26 and $7, (iii) interest expense of $1,774 and $2,295, (iv) changes in fair value of non-hedge derivative instruments of $476 and $(57) and (v) depreciation and amortization expense of $2,242 and $3,035, respectively.
Revenues
Comparison of the three months ended June 30, 2019 and 2018
Total revenues increased $65.0 million primarily due to crude marketing revenue of $59.2 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Additionally, terminal services revenue increased $5.0 million primarily due to increased activity and storage capacity.
Comparison of the six months ended June 30, 2019 and 2018
Total revenues increased $99.7 million primarily due to crude marketing revenue of $90.0 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Additionally, terminal services revenue increased $8.6 million primarily due to increased activity and storage capacity.
Expenses
Comparison of the three months ended June 30, 2019 and 2018
Total expenses increased $64.0 million primarily due to higher operating expenses of $63.1 million, which primarily reflected higher costs associated with crude marketing.
Comparison of the six months ended June 30, 2019 and 2018
Total expenses increased $92.0 million primarily due to higher operating expenses of $90.4 million, which primarily reflected higher costs associated with crude marketing.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.6 million and $2.9 million during the three and six months ended June 30, 2019, respectively, primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Infrastructure revenues
Rail revenues	$9,977	$8,788	$1,189	$20,484	$19,835	$649
Total revenues	9,977	8,788	1,189	20,484	19,835	649

Expenses
Operating expenses	9,021	7,813	1,208	18,287	15,251	3,036
Depreciation and amortization	648	574	74	1,413	1,147	266
Interest expense	79	141	(62)	648	486	162
Total expenses	9,748	8,528	1,220	20,348	16,884	3,464

Other income (expense)
Gain (loss) on sale of equipment, net	8	(7)	15	15	8	7
Interest income	4	—	4	4	—	4
Other income	1	—	1	—	—	—
Total other income (expense)	13	(7)	20	19	8	11
Income before income taxes	242	253	(11)	155	2,959	(2,804)
Provision for income taxes	29	—	29	215	—	215
Net income	213	253	(40)	(60)	2,959	(3,019)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	41	51	(10)	(15)	257	(272)
Net income (loss) attributable to shareholders	$172	$202	$(30)	$(45)	$2,702	$(2,747)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Net income (loss) attributable to shareholders	$172	$202	$(30)	$(45)	$2,702	$(2,747)
Add: Provision for income taxes	29	—	29	215	—	215
Add: Equity-based compensation expense	121	46	75	167	92	75
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	648	574	74	1,413	1,147	266
Add: Interest expense	79	141	(62)	648	486	162
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(86)	(46)	(40)	(236)	(104)	(132)
Adjusted EBITDA (non-GAAP)	$963	$917	$46	$2,162	$4,323	$(2,161)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2019 and 2018: (i) equity-based compensation of $12 and $3, (ii) interest expense of $9 and $8, (iii) provision for income taxes of $2 and $0 and (iv) depreciation and amortization expense of $63 and $35, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) equity-based compensation of $16 and $6, (ii) interest expense of $63 and $29, (iii) provision for income taxes of $20 and $0 and (iv) depreciation and amortization expense of $137 and $69, respectively.
Revenues
Comparison of the three months ended June 30, 2019 and 2018
Total revenues increased $1.2 million which primarily reflects an increase in freight transportation revenue of $1.1 million, due to an increase in carloads primarily driven by haulage.
Comparison of the six months ended June 30, 2019 and 2018
Total revenues increased $0.6 million primarily due to an increase in switching and other rail service revenue of $1.3 million relating to increased contract repair revenue, partially offset by a decrease in freight transportation revenue of $0.6 million as a detour led to higher traffic on our tracks in 2018.
Expenses
Total expenses increased $1.2 million and $3.5 million during the three and six months ended June 30, 2019, respectively, primarily due to higher operating expenses. These increases primarily reflect additional operating costs resulting from the car cleaning business, which commenced in 2019, and a credit for certain tax benefits taken in 2018 which were not repeated in 2019.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.0 million and decreased $2.2 million during the three and six months ended June 30, 2019, respectively, primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Infrastructure revenues
Lease income	$265	$417	$(152)	$620	$799	$(179)
Terminal services revenues	1,028	—	1,028	2,846	—	2,846
Other revenue	973	894	79	4,514	1,272	3,242
Total revenues	2,266	1,311	955	7,980	2,071	5,909

Expenses
Operating expenses	4,757	2,715	2,042	9,659	5,096	4,563
Depreciation and amortization	1,560	832	728	3,553	1,641	1,912
Interest expense	348	273	75	644	545	99
Total expenses	6,665	3,820	2,845	13,856	7,282	6,574

Other income (expense)
Interest income	173	—	173	194	—	194
Other income	4,887	—	4,887	2,517	—	2,517
Total other income	5,060	—	5,060	2,711	—	2,711
Income (loss) before income taxes	661	(2,509)	3,170	(3,165)	(5,211)	2,046
Provision for income taxes	—	1	(1)	—	—	—
Net income (loss)	661	(2,510)	3,171	(3,165)	(5,211)	2,046
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(22)	(30)	8	(86)	(24)	(62)
Net income (loss) attributable to shareholders	$683	$(2,480)	$3,163	$(3,079)	$(5,187)	$2,108
The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Net income (loss) attributable to shareholders	$683	$(2,480)	$3,163	$(3,079)	$(5,187)	$2,108
Add: Provision for income taxes	—	1	(1)	—	—	—
Add: Equity-based compensation expense	123	93	30	215	156	59
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(4,887)	—	(4,887)	(2,517)	—	(2,517)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,560	832	728	3,553	1,641	1,912
Add: Interest expense	348	273	75	644	545	99
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(68)	—	(68)	(131)	—	(131)
Adjusted EBITDA (non-GAAP)	$(2,241)	$(1,281)	$(960)	$(1,315)	$(2,845)	$1,530
________________________________________________________
(1) Includes the following items for the three and six months ended June 30, 2019: (i) equity-based compensation of $2 and $4, (ii) interest expense of $58 and $112 and (iii) depreciation and amortization expense of $8 and $15, respectively.

Revenues
Comparison of the three months ended June 30, 2019 and 2018
Total revenue increased $1.0 million primarily due to an increase in terminal services revenue, which relates to natural gas sales at Long Ridge.
Comparison of the six months ended June 30, 2019 and 2018
Total revenue increased $5.9 million primarily due to other revenue of $3.2 million and terminal services revenue of $2.8 million.
The increase in other revenue is primarily due to (i) higher oil and gas related activity of $1.8 million at Long Ridge and (ii) higher butane sales of $1.4 million at Repauno.
The increase in terminal services revenue primarily reflects higher transloading revenue of $2.7 million at Long Ridge.
Expenses
Comparison of the three months ended June 30, 2019 and 2018
Total expenses increased $2.8 million primarily due to higher operating expenses of $2.0 million and depreciation and amortization of $0.7 million.
The increase in operating expenses primarily reflects increases in (i) operating costs of $0.5 million for proved gas properties at Long Ridge that were previously being capitalized, (ii) compensation and benefits of $0.5 million due to additional headcount and (iii) other facility operations due to increased activity.
The increase in depreciation and amortization is primarily due to assets placed into service at Long Ridge.
Comparison of the six months ended June 30, 2019 and 2018
Total expenses increased $6.6 million primarily due to higher operating expenses of $4.6 million and depreciation and amortization of $1.9 million.
The increase in operating expenses primarily reflects higher (i) cost of sales of $1.4 million related to the sale of butane at Repauno, (ii) facility operations of $0.9 million due to increased activity, (iii) compensation and benefits of $0.7 million due to additional headcount and (iv) operating costs of $0.5 million for proved gas properties at Long Ridge that were previously being capitalized.
The increase in depreciation and amortization is primarily due to assets placed into service at Long Ridge.
Other Income
Total other income increased $5.1 million during the three months ended June 30, 2019 primarily due to an unrealized gain of $4.9 million on our electricity derivatives.
Total other income increased $2.7 million during the six months ended June 30, 2019 primarily due to an unrealized gain of $2.5 million on our electricity derivatives.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.0 million and increased $1.5 million during the three and six months ended June 30, 2019, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Equipment leasing revenues
Lease income	$3,157	$1,868	$1,289	$5,090	$4,117	$973
Finance lease income	—	365	(365)	—	732	(732)
Other revenue	1,062	979	83	1,170	1,412	(242)
Total revenues	4,219	3,212	1,007	6,260	6,261	(1)

Expenses
Operating expenses	1,871	3,948	(2,077)	4,302	6,316	(2,014)
General and administrative	4,297	4,573	(276)	9,029	8,159	870
Acquisition and transaction expenses	2,308	1,442	866	3,769	3,051	718
Management fees and incentive allocation to affiliate	5,710	4,495	1,215	9,548	8,234	1,314
Depreciation and amortization	1,606	1,626	(20)	3,220	3,228	(8)
Interest expense	20,521	8,158	12,363	37,035	15,884	21,151
Total expenses	36,313	24,242	12,071	66,903	44,872	22,031

Other income
Equity in (losses) earnings of unconsolidated entities	(19)	110	(129)	18	281	(263)
Interest income	2	5	(3)	8	8	—
Total other (expense) income	(17)	115	(132)	26	289	(263)
Loss before income taxes	(32,111)	(20,915)	(11,196)	(60,617)	(38,322)	(22,295)
Provision for income taxes	3	—	3	4	2	2
Net loss	(32,114)	(20,915)	(11,199)	(60,621)	(38,324)	(22,297)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to shareholders	$(32,114)	$(20,915)	$(11,199)	$(60,621)	$(38,324)	$(22,297)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2019	2018		2019	2018
Net loss attributable to shareholders	$(32,114)	$(20,915)	$(11,199)	$(60,621)	$(38,324)	$(22,297)
Add: Provision for income taxes	3	—	3	4	2	2
Add: Equity-based compensation expense	—	—	—	—	9	(9)
Add: Acquisition and transaction expenses	2,308	1,442	866	3,769	3,051	718
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	2,211	573	1,638	2,373	573	1,800
Add: Depreciation and amortization expense	1,606	1,626	(20)	3,220	3,228	(8)
Add: Interest expense	20,521	8,158	12,363	37,035	15,884	21,151
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(19)	169	(188)	18	420	(402)
Less: Equity in losses (earnings) of unconsolidated entities	19	(110)	129	(18)	(281)	263
Less: Non-controlling share of Adjusted EBITDA (2)	(174)	—	(174)	(174)	—	(174)
Adjusted EBITDA (non-GAAP)	$(5,639)	$(9,057)	$3,418	$(14,394)	$(15,438)	$1,044
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2019 and 2018: (i) net (loss) income of $(53) and $62, (ii) interest expense of $34 and $94, and (iii) depreciation and amortization expense of $0 and $13, respectively. Includes the following items for the six months ended June 30, 2019 and 2018: (i) net (loss) income of $(52) and $186, (ii) interest expense of $70 and $206 and (iii) depreciation and amortization expense of $0 and $28, respectively.
(2) Includes the following items for the three and six months ended June 30, 2019: (i) interest expense of $59 and (ii) depreciation and amortization expense of $115.
Revenues
Comparison of the three months ended June 30, 2019 and 2018
Total revenues increased $1.0 million which primarily reflects higher lease income due to a vessel being on hire for the entire period in 2019 as compared to 2018.
Expenses
Comparison of the three months ended June 30, 2019 and 2018
Total expenses increased $12.1 million primarily due to higher (i) interest expense of $12.4 million and (ii) management fees and incentive allocation to affiliate of $1.2 million, partially offset by (iii) lower operating expenses of $2.1 million.
The increase in interest expense reflects an increase in our average outstanding debt of approximately $650.1 million, which consists of the (i) 2025 Notes of $400.0 million, (ii) 2022 Notes of $176.7 million and (iii) Revolving Credit Facility of $73.3 million.
The increase in management fees and incentive allocation to affiliate reflects incentive fees paid to the Manager related to gains on sale of equipment recognized during the period.
The decrease in operating expenses is primarily due to lower repairs and maintenance expense and general and administrative related expense for our offshore vessels.
Comparison of the six months ended June 30, 2019 and 2018
Total expenses increased $22.0 million primarily due to higher (i) interest expense of $21.2 million and (ii) management fees and incentive allocation to affiliate of $1.3 million, partially offset by (iii) lower operating expenses of $2.0 million.
The increase in interest expense reflects an increase in our average outstanding debt of approximately $626.4 million, which consists of the (i) 2025 Notes of $350.0 million, (ii) 2022 Notes of $185.6 million and (iii) Revolving Credit Facility of $90.8 million.
The increase in management fees and incentive allocation to affiliate reflects incentive fees paid to the Manager related to gains on sale of equipment recognized during the period.
The decrease in operating expenses is primarily due to lower repairs and maintenance expense and general and administrative related expense for our offshore vessels.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.4 million and $1.0 million during the three and six months ended June 30, 2019, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) dividends to our shareholders and holders of eligible participating securities, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.

•	Cash used for the purpose of making investments was $401.4 million and $352.0 million during the six months ended June 30, 2019 and 2018, respectively.

•	Dividends to shareholders and holders of eligible participating securities were $56.8 million and $54.7 million during the six months ended June 30, 2019 and 2018, respectively.

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

•
Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $90.0 million and $82.0 million during the six months ended June 30, 2019 and 2018, respectively.

•
During the six months ended June 30, 2019, additional borrowings were obtained in connection with the 2025 Notes of $148.7 million, 2022 Notes of $147.8 million, Revolving Credit Facility of $105.0 million, LREG Credit Agreement of $71.5 million, Jefferson Revolver of $23.2 million, DRP Revolver of $21.6 million, and CMQR Credit Agreement of $11.7 million. We made total principal repayments of $128.8 million, primarily relating to the Revolving Credit Facility of $115.0 million and CMQR Credit Agreement of $10.7 million. During the six months ended June 30, 2018, additional borrowings were obtained in connection with the 2022 Notes of $100.0 million, Revolving Credit Facility of $50.0 million, Jefferson Revolver of $39.0 million, net of financing costs, and the CMQR Credit Agreement of $13.4 million. We made total principal repayments of $45.9 million, primarily relating to the Revolving Credit Facility, CMQR Credit Agreement and FTAI Pride Credit Agreement.

•	Proceeds from the sale of assets were $71.5 million and $26.5 million during the six months ended June 30, 2019 and 2018, respectively.

•	Proceeds from the issuance of common shares was $128.5 million, net of issuance costs of $2.1 million, during the six months ended June 30, 2018. There were no issuances of common shares in 2019.
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
Historical Cash Flow
Comparison of the six months ended June 30, 2019 and 2018
The following table compares the historical cash flow for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flow Data:
Net cash provided by operating activities	$58,112	$59,152
Net cash used in investing activities	(325,657)	(325,091)
Net cash provided by financing activities	321,084	246,978
Net cash provided by operating activities decreased $1.0 million primarily due to adjustments to reconcile net income which include decreases in (i) gain on sale of equipment of $19.4 million and (ii) changes in accounts receivable, other assets and other liabilities due to the continued expansion of operations across all business segments. The overall decrease was offset primarily by changes in (i) depreciation and amortization of $19.7 million and (ii) amortization of lease intangibles and incentives of $4.3 million.

Net cash used in investing activities increased $0.6 million primarily due to (i) the acquisition of property, plant and equipment of $35.2 million and (ii) purchase deposits for acquisitions of $15.7 million, partially offset by (iii) proceeds from sale of leasing equipment of $45.0 million and (iv) principal collections on finance leases of $2.5 million.
Net cash provided by financing activities increased $74.1 million primarily due to an increase in proceeds from debt of $325.1 million, partially offset by (i) proceeds from the issuance of common stock net of issuance costs of $127.7 million, (ii) repayment of debt of $83.0 million and (iii) payment of deferred financing costs of $30.6 million.
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

	Six Months Ended June 30,
(in thousands)	2019	2018
Net Cash Provided by Operating Activities	$58,112	$59,152
Add: Principal Collections on Finance Leases	2,996	539
Add: Proceeds from Sale of Assets	71,504	26,530
Add: Return of Capital Distributions from Unconsolidated Entities	1,280	—
Less: Required Payments on Debt Obligations (1)	(3,125)	(3,124)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	26,310	(3,876)
Funds Available for Distribution (FAD)	$157,077	$79,221
________________________________________________________
(1) Required payments on debt obligations for the six months ended June 30, 2019 exclude repayments of $115,000 for the Revolving Credit Facility and $10,710 for the CMQR Credit Agreement, and for the six months ended June 30, 2018 exclude repayments of $25,000 for the Revolving Credit Facility and $17,750 for the CMQR Credit Agreement, all of which were voluntary refinancings as repayments of these amounts were not required at such time.
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

Contractual Obligations
The following table summarizes our future obligations, by period due, as of June 30, 2019, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of June 30, 2019.

(in thousands)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
FTAI Pride Credit Agreement	$44,618	$—	$—	$—	$—	$—	$44,618
CMQR Credit Agreement	—	—	—	23,300	—	—	23,300
Revolving Credit Facility	—	—	—	90,000	—	—	90,000
Jefferson Revolver	23,000	—	50,000	—	—	—	73,000
DRP Revolver	—	—	21,600	—	—	—	21,600
LREG Credit Agreement	—	—	—	—	—	71,500	71,500
Series 2012 Bonds	1,670	1,810	1,960	2,120	2,295	31,365	41,220
Series 2016 Bonds	—	144,200	—	—	—	—	144,200
Senior Notes due 2022	—	—	—	700,000	—	—	700,000
Senior Notes due 2025	—	—	—	—	—	450,000	450,000
Total principal payments on loans and bonds payable	69,288	146,010	73,560	815,420	2,295	552,865	1,659,438

Total estimated interest payments (1)	60,023	95,394	91,242	48,270	37,295	87,426	419,650
Obligation to third-party	13,737	20,421	—	—	—	—	34,158
Operating lease obligations	4,735	5,625	4,220	3,502	2,667	95,202	115,951
Capital lease obligations	211	407	273	147	31	—	1,069
	78,706	121,847	95,735	51,919	39,993	182,628	570,828
Total contractual obligations	$147,994	$267,857	$169,295	$867,339	$42,288	$735,493	$2,230,266
________________________________________________________
(1) Estimated interest rates as of June 30, 2019.
We expect to meet our future short-term liquidity requirements through cash on hand, unused borrowing capacity or future financings and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses and the payment of principal and interest on our indebtedness as they become due. We may elect to meet certain long-term liquidity requirements or to continue to pursue strategic opportunities through utilizing cash on hand, cash generated from our current operations and the issuance of securities in the future. Management believes adequate capital and borrowings are available from various sources to fund our commitments to the extent required.
Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116.6 million as of both June 30, 2019 and December 31, 2018.
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
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2019 subject to obtaining rail capacity for crude, permits for pipeline and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 2.9 million of storage, or approximately 13% of capacity, is currently operational. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 14% and our terminal growth rate of 3%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next two to three years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2019. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, due to strengthening macroeconomic conditions such as increased oil prices, and our expectation that the spread between Western Canadian Crude and Western Texas Intermediate will increase over the long term, we remain positive for the outlook of Jefferson Terminal’s earnings potential.
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
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
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
As of June 30, 2019, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase/decrease in interest expense of approximately $2.2 million over the next 12 months before the impact of interest rate derivatives.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we do not anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of June 30, 2019 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
Our officers and other individuals who perform services for us (other than Jefferson, CMQR, Repauno and Long Ridge employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive allocations distributed to the General Partner and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of June 30, 2019, rights relating to 851,642 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
	4.3
First Supplemental Indenture, dated June 8, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed on March 1, 2018).

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
	4.10
First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).

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
Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

*	10.18
Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

10.19
First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

10.20
Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

†	10.21
Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Inline XBRL Instance Document.
	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	August 2, 2019
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	August 2, 2019
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	August 2, 2019
Eun Nam
Chief Accounting Officer