Form 10-Q
period 2019-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2019-11-01
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
(Exact name of registrant as specified in its charter)

Delaware		32-0434238
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Class A common shares, $0.01 par value per share	FTAI	New York Stock Exchange
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAI PR A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 84,903,138 common shares representing limited liability company interests outstanding at October 29, 2019.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	2	$99,343	$99,601
Restricted cash	2	51,241	21,236
Accounts receivable, net		61,970	53,789
Leasing equipment, net	3	1,498,679	1,432,210
Operating lease right-of-use assets, net	12	42,590	—
Finance leases, net	4	8,620	18,623
Property, plant, and equipment, net	5	945,052	708,853
Investments	6	51,109	40,560
Intangible assets, net	7	30,182	38,513
Goodwill		116,584	116,584
Other assets	2	229,643	108,809
Total assets		$3,135,013	$2,638,778

Liabilities
Accounts payable and accrued liabilities		$135,155	$112,188
Debt, net	8	1,582,262	1,237,347
Maintenance deposits		197,989	158,163
Security deposits		42,761	38,539
Operating lease liabilities	12	43,036	—
Other liabilities		28,158	38,759
Total liabilities		$2,029,361	$1,584,996

Commitments and contingencies	18

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 84,903,138 and 84,050,889 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)		$849	$840
Preferred shares ($0.01 par value per share; 3,450,000 shares authorized; 3,450,000 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)		35	—
Additional paid in capital		1,027,451	1,029,376
Retained earnings (accumulated deficit)		6,806	(32,817)
Accumulated other comprehensive income		25,474	—
Shareholders' equity		1,060,615	997,399
Non-controlling interest in equity of consolidated subsidiaries		45,037	56,383
Total equity		1,105,652	1,053,782
Total liabilities and equity		$3,135,013	$2,638,778

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2019	2018	2019	2018
Revenues
Equipment leasing revenues		$87,259	$70,890	$238,911	$186,004
Infrastructure revenues		74,962	30,265	206,942	55,974
Total revenues	11	162,221	101,155	445,853	241,978

Expenses
Operating expenses		89,368	41,667	244,049	96,839
General and administrative		6,284	4,012	15,313	12,171
Acquisition and transaction expenses		5,618	1,460	9,400	4,734
Management fees and incentive allocation to affiliate	15	7,378	3,846	16,926	12,080
Depreciation and amortization	3, 5, 7	43,744	34,422	125,877	96,853
Interest expense		25,488	15,142	72,263	39,870
Total expenses		177,880	100,549	483,828	262,547

Other income (expense)
Equity in losses of unconsolidated entities	6	(974)	(442)	(1,527)	(598)
Gain on sale of equipment, net		37,061	262	61,416	5,253
Interest income		121	111	452	361
Other income		1,131	737	3,465	2,074
Total other income		37,339	668	63,806	7,090

Income (loss) before income taxes		21,680	1,274	25,831	(13,479)
Provision for (benefit from) income taxes	14	1,004	551	(842)	1,580
Net income (loss)		20,676	723	26,673	(15,059)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,995)	(3,855)	(12,950)	(19,904)
Net income attributable to shareholders		$25,671	$4,578	$39,623	$4,845

Earnings per common share	17
Basic		$0.30	$0.05	$0.46	$0.06
Diluted		$0.30	$0.05	$0.46	$0.06

Weighted Average Common Shares Outstanding:
Basic		85,996,067	84,708,071	85,990,131	83,178,546
Diluted		86,005,604	84,709,656	86,013,539	83,179,181

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$20,676	$723	$26,673	$(15,059)
Other comprehensive income (loss), net of deferred tax:
Change in fair value of cash flow hedge, net (1)	(8,584)	—	25,474	—
Comprehensive income (loss)	12,092	723	52,147	(15,059)
Comprehensive loss attributable to non-controlling interest	(4,995)	(3,855)	(12,950)	(19,904)
Comprehensive income attributable to shareholders	$17,087	$4,578	$65,097	$4,845
________________________________________________________
(1) Net of deferred tax (benefit) expense of $(2,282) and $3,904 for the three and nine months ended September 30, 2019, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2019
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$840	$—	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net income (loss) for the period				13,952		(7,955)	5,997
Other comprehensive income				—	34,058	—	34,058
Total comprehensive income (loss)				13,952	34,058	(7,955)	40,055
Issuance of common shares	8		234			—	242
Conversion of participating securities			(7)				(7)
Dividends declared - common shares			(56,767)			—	(56,767)
Equity-based compensation			—			928	928
Equity - June 30, 2019	848	—	972,836	(18,865)	34,058	49,356	1,038,233
Net income (loss) for the period				25,671		(4,995)	20,676
Other comprehensive loss				—	(8,584)	—	(8,584)
Total comprehensive income (loss)				25,671	(8,584)	(4,995)	12,092
Issuance of common shares	1		150			—	151
Conversion of participating securities			(1)				(1)
Dividends declared - common shares			(28,387)			—	(28,387)
Issuance of preferred shares		35	82,853				82,888
Equity-based compensation			—			676	676
Equity - September 30, 2019	$849	$35	$1,027,451	$6,806	$25,474	$45,037	$1,105,652

	Three and Nine Months Ended September 30, 2018
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	$758	$—	$985,009	$(38,699)	$—	$88,007	$1,035,075
Net income (loss) for the period				267		(16,049)	(15,782)
Other comprehensive income				—	—	—	—
Total comprehensive income (loss)				267	—	(16,049)	(15,782)
Purchase of non-controlling interest			7,225			(10,930)	(3,705)
Issuance of common shares	70		127,893			—	127,963
Dividends declared			(54,662)			—	(54,662)
Equity-based compensation			9			428	437
Equity - June 30, 2018	828	—	1,065,474	(38,432)	—	61,456	1,089,326
Net income (loss) for the period				4,578		(3,855)	723
Other comprehensive income				—	—	—	—
Total comprehensive income (loss)				4,578	—	(3,855)	723
Dividends declared			(27,961)			—	(27,961)
Equity-based compensation			—			232	232
Equity - September 30, 2018	$828	$—	$1,037,513	$(33,854)	$—	$57,833	$1,062,320

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$26,673	$(15,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses of unconsolidated entities	1,527	598
Gain on sale of equipment, net	(61,416)	(5,253)
Security deposits and maintenance claims included in earnings	(3,863)	(4,325)
Equity-based compensation	1,604	669
Depreciation and amortization	125,877	96,853
Change in current and deferred income taxes	(1,906)	670
Change in fair value of non-hedge derivative	4,130	567
Amortization of lease intangibles and incentives	24,008	17,629
Amortization of deferred financing costs	5,995	4,164
Bad debt expense	3,139	1,586
Other	748	51
Change in:
Accounts receivable	(16,002)	(19,024)
Other assets	(15,128)	(10,891)
Accounts payable and accrued liabilities	2,101	15,198
Management fees payable to affiliate	8,961	(774)
Other liabilities	(13,735)	3,756
Net cash provided by operating activities	92,713	86,415

Cash flows from investing activities:
Investment in notes receivable	—	(912)
Investment in unconsolidated entities and available for sale securities	(13,500)	(1,115)
Principal collections on finance leases	13,094	658
Acquisition of leasing equipment	(287,508)	(330,492)
Acquisition of property, plant and equipment	(243,707)	(178,555)
Acquisition of lease intangibles	(101)	(5,039)
Purchase deposits for acquisitions	(45,852)	(17,350)
Proceeds from sale of leasing equipment	166,290	30,409
Proceeds from sale of property, plant and equipment	7	78
Return of capital distributions from unconsolidated entities	1,424	872
Return of purchase deposit for aircraft and aircraft engines	—	240
Return of deposit on sale of engine	—	(400)
Net cash used in investing activities	$(409,853)	$(501,606)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from debt	$568,704	$615,239
Repayment of debt	(218,934)	(181,856)
Payment of deferred financing costs	(31,585)	(2,686)
Receipt of security deposits	5,802	7,084
Return of security deposits	(368)	(1,520)
Receipt of maintenance deposits	49,356	41,808
Release of maintenance deposits	(23,822)	(11,518)
Proceeds from issuance of common shares, net of underwriter's discount	—	128,451
Common shares issuance costs	—	(789)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	82,888	—
Purchase of non-controlling interest	—	(3,705)
Cash dividends - common shares	(85,154)	(82,623)
Net cash provided by financing activities	$346,887	$507,885

Net increase in cash and cash equivalents and restricted cash	29,747	92,694
Cash and cash equivalents and restricted cash, beginning of period	120,837	92,806
Cash and cash equivalents and restricted cash, end of period	$150,584	$185,500

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$—	$511
Acquisition of leasing equipment	3,386	(16,873)
Acquisition of property, plant and equipment	(22,736)	(9,736)
Settled and assumed security deposits	(1,007)	1,100
Billed, assumed and settled maintenance deposits	12,471	(6,758)
Deferred financing costs	—	(4,500)
Purchase of non-controlling interest	—	7,225
Change in fair value of cash flow hedge	25,474	—
Issuance of common shares	385	301

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Delaware River Partners LLC
On July 1, 2016, we, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, which includes the additional 8% economic interest we purchased from non-controlling interest holders in DRP for $4.5 million in April 2019, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements.
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
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. As of September 30, 2019 and December 31, 2018, we had commodities inventory of $16.6 million and $10.4 million, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $21.2 million and $14.5 million as of September 30, 2019 and December 31, 2018, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $19.1 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $2.0 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $6.0 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in interest expense in the Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019, one customer in the Jefferson Terminal segment accounted for approximately 17%, 15% and 19% of total revenue, respectively. There were no customers with a revenue concentration over 10% of total revenue during the nine months ended September 30, 2018.
As of September 30, 2019, accounts receivable from one customer in the Jefferson Terminal segment represented 12% of total accounts receivable, net. As of December 31, 2018, accounts receivable from two customers in the Jefferson Terminal segment each represented 17% and 15% of total accounts receivable, net.

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
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts at September 30, 2019 and December 31, 2018 was $1.2 million and $1.1 million, respectively. Bad debt expense was $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.1 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in operating expenses in the Consolidated Statements of Operations.
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
Other Assets—Other assets is primarily comprised of commodities inventory of $16.6 million and $10.4 million, purchase deposits for acquisitions of $31.3 million and $10.2 million, lease incentives of $52.4 million and $51.0 million, deferred revolver fees, net of amortization of $19.1 million and $1.5 million, prepaid expenses of $14.3 million and $8.2 million, derivative assets of $31.9 million and $7.5 million and notes receivable of $18.8 million and $0.0 million as of September 30, 2019 and December 31, 2018, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and nine months ended September 30, 2019 and 2018, the Board of Directors declared a cash dividend of $0.33 and $0.99 per common share, respectively,
Recent Accounting Pronouncements—In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (and subsequently issued ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, collectively, “ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.
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

3.	LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2019	December 31, 2018
Leasing equipment	$1,787,431	$1,672,156
Less: accumulated depreciation	(288,752)	(239,946)
Leasing equipment, net	$1,498,679	$1,432,210

During the nine months ended September 30, 2019, we acquired 14 aircraft and 24 commercial engines, sold five aircraft and 37 commercial engines, and recognized a net gain on sale of approximately $61.4 million.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense for leasing equipment	$36,034	$28,249	$103,080	$78,719

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

4. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	September 30, 2019	December 31, 2018
Finance leases	$13,138	$28,476
Unearned revenue	(4,518)	(9,853)
Finance leases, net	$8,620	$18,623

During the nine months ended September 30, 2019, we completed the sales-type leases for three of our airframes. Additionally, we received insurance proceeds for one of our vessels which was on nonaccrual status due to a casualty event. The insurance proceeds were in excess of the book value of the finance lease, which was written down to zero, and we recognized a gain of approximately $1.0 million which is included in Other income in the Consolidated Statements of Operations.

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2019	December 31, 2018
Land, site improvements and rights	$74,660	$75,028
Construction in progress (1)	412,829	253,239
Buildings and improvements	15,626	14,514
Terminal machinery and equipment	426,165	349,227
Proved oil and gas properties	37,451	20,099
Track and track related assets	42,833	42,349
Railroad equipment	5,636	5,383
Railcars and locomotives	4,682	4,513
Computer hardware and software	3,831	3,806
Furniture and fixtures	805	572
Vehicles	2,173	1,636
	1,026,691	770,366
Less: accumulated depreciation	(83,158)	(63,032)
Spare parts	1,519	1,519
Property, plant and equipment, net	$945,052	$708,853
________________________________________________________
(1) Includes unproved oil and gas properties of $58,359 and $59,930 as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019, we added property, plant and equipment of $256.3 million, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno, and assets under development at Jefferson Terminal and Long Ridge, including a power plant under construction.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense for property, plant and equipment	$6,822	$5,273	$20,117	$15,435

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

6.	INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2019	December 31, 2018
Advanced Engine Repair JV	Equity method	25%	$25,153	$12,981
JGP Energy Partners LLC	Equity method	50%	25,171	25,461
Intermodal Finance I, Ltd.	Equity method	51%	785	2,118
Investments			$51,109	$40,560

We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2019 and 2018.
Equity Method Investments
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advanced Engine Repair JV	$(885)	$(192)	$(1,328)	$(542)
JGP Energy Partners LLC	(162)	(363)	(290)	(450)
Intermodal Finance I, Ltd.	73	113	91	394
Total	$(974)	$(442)	$(1,527)	$(598)

Advanced Engine Repair JV
In December 2016, we invested $15 million for 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
During August 2019, we expanded the scope of our joint venture and invested an additional $13.5 million and maintained a 25% interest.

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
As of September 30, 2019, Intermodal owns a portfolio of approximately 4,000 shipping containers subject to multiple operating leases.

7.	INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2019
	Aviation Leasing	Jefferson Terminal	Railroad	Total
Intangible assets
Acquired favorable lease intangibles	$49,533	$—	$—	$49,533
Less: Accumulated amortization	(36,821)	—	—	(36,821)
Acquired favorable lease intangibles, net	12,712	—	—	12,712
Customer relationships	—	35,513	225	35,738
Less: Accumulated amortization	—	(18,043)	(225)	(18,268)
Acquired customer relationships, net	—	17,470	—	17,470
Total intangible assets, net	$12,712	$17,470	$—	$30,182

Intangible liabilities
Acquired unfavorable lease intangibles	$4,235	$—	$—	$4,235
Less: Accumulated amortization	(2,627)	—	—	(2,627)
Acquired unfavorable lease intangibles, net	$1,608	$—	$—	$1,608

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
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Lease intangibles	Equipment leasing revenues	$1,072	$2,087	$5,736	$6,143
Customer relationships	Depreciation and amortization	888	900	2,680	2,699
Total		$1,960	$2,987	$8,416	$8,842

As of September 30, 2019, estimated net annual amortization of intangibles is as follows:

Remainder of 2019	$3,242
2020	7,725
2021	6,745
2022	4,764
2023	3,720
Thereafter	2,378
Total	$28,574

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

8.     DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2019			December 31, 2018
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement (1)	$43,056	LIBOR + 4.50%	9/16/2020	$47,743
CMQR Credit Agreement	23,275	(i) Adjusted LIBOR + 2.50% or 4.50%; or (ii) U.S. or Canadian Base Rate + 1.50% or 3.50%; or (iii) Canadian Fixed Rate + 2.50% or 4.50%	5/8/2022	22,265
Revolving Credit Facility (2)	30,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	100,000
Jefferson Revolver (2)	50,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	3/7/2021	49,805
DRP Revolver (3)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	—
LREG Credit Agreement (4)	104,438	First Lien Credit Agreement: 7.30% LC Facility: Base Rate + 2.50% to 3.50% Second Lien Credit Agreement: Base Rate + 7.50%	2/15/2022 to 6/30/2028	—
Total loans payable	275,769			219,813
Bonds payable
Series 2012 Bonds (5)	41,080	8.25%	7/1/2032	42,797
Series 2016 Bonds (6)	144,200	7.25%	2/1/2036	144,200
Senior Notes due 2022 (7)	697,625	6.75%	3/15/2022	549,405
Senior Notes due 2025 (8)	444,780	6.50%	10/1/2025	295,642
Total bonds payable	1,327,685			1,032,044

Debt	1,603,454			1,251,857
Less: Debt issuance costs	(21,192)			(14,510)
Total debt, net	$1,582,262			$1,237,347

Total debt due within one year	$189,066			$71,678

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
(5) Includes unamortized premium of $1,530 and $1,577 at September 30, 2019 and December 31, 2018, respectively.
(6) These bonds have a stated maturity of February 1, 2036 but are subject to mandatory tender for purchase at par, by our subsidiary, on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the bonds or redeemed prior to such date.
(7) Includes unamortized discount of $5,954 and $5,154 at September 30, 2019 and December 31, 2018, respectively, and an unamortized premium of $3,579 and $4,559 at September 30, 2019 and December 31, 2018, respectively.
(8) Includes unamortized discount of $5,220 and $4,358 at September 30, 2019 and December 31, 2018, respectively.
Jefferson Revolver—On December 20, 2018, our subsidiary entered into an amendment to the Jefferson Revolver which temporarily increased the aggregate revolving commitments by $25 million from $50 million to $75 million. In July 2019, we repaid $23.0 million, and the aggregate revolving commitment reverted back to $50 million on August 1, 2019.
Senior Notes due 2022—On February 8, 2019, we issued an additional $150 million of Senior Notes (“2022 Notes”) at an offering price of 98.5% of the principal amount plus accrued interest from September 15, 2018.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Revolving Credit Facility—On February 8, 2019, we entered into an amendment to the revolving credit facility (the “Revolving Credit Facility”). The amendment, among other things, (i) increased the aggregate revolving commitments by $125 million from $125 million to $250 million, (ii) extended the maturity date of the revolving loans and commitments to January 31, 2022 and (iii) made certain modifications to the financial covenants, including an increase in the maximum ratio of debt to total equity from 1.65:1.00 to 2.00:1.00.
On August 6, 2019, we entered into another amendment to the Revolving Credit Facility which, among other things, makes certain modifications to the financial covenants, including an increase in the maximum ratio of debt to total equity from 2.00:1.00 to 3.00:1.00.
LREG Credit Agreement—On February 15, 2019, LREG and two other subsidiaries, Ohio Gasco LLC, (“GasCo” and, together with LREG, the “Co-Borrowers”), and Ohio PP Holdco LLC (“Holdings”), entered into a First Lien Credit Agreement establishing (i) a $445 million construction loan (the “First Lien Construction Loans”) and term loan (the “First Lien Term Loans” and, together with the First Lien Construction Loans, the “First Lien Loan Facility”) credit facility for the purposes of funding the development, construction and completion of the power plant and the associated development, production and drilling of hydrocarbon interests (cumulatively, the “Project”), and (ii) a $154 million letter of credit facility, which is available to the Co-Borrowers solely to support any collateral posting obligations of the Co-Borrowers under certain fixed price power agreements related to the Project (the “LC Facility”). The LC Facility may be increased up to $179 million under certain circumstances as set forth in the First Lien Credit Agreement, with such additional amounts of letters of credit available to LREG solely in support of any collateral posting obligations in connection with a bid in the PJM capacity auction. As of September 30, 2019, $121 million letters of credit have been provided to counterparties in accordance with the provisions of the LC Facility, leaving $33 million of remaining initial letter of credit capacity.
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
FTAI Pride Credit Agreement—On September 30, 2019, our subsidiary entered into an amendment to the FTAI Pride Credit Agreement which extended the maturity date to September 16, 2020.
We were in compliance with all debt covenants as of September 30, 2019.

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
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2019	September 30, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$99,343	$99,343	$—	$—	Market
Restricted cash	51,241	51,241	—	—	Market
Derivative assets	31,939	—	—	31,939	Income
Total assets	$182,523	$150,584	$—	$31,939

Liabilities
Derivative liabilities	$(147)	$—	$—	$(147)	Income
Total liabilities	$(147)	$—	$—	$(147)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2018	December 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$99,601	$99,601	$—	$—	Market
Restricted cash	21,236	21,236	—	—	Market
Derivative assets	7,470	—	—	7,470	Income
Total	$128,307	$120,837	$—	$7,470

Liabilities
Derivative liabilities	$(925)	$—	$—	$(925)	Income
Total liabilities	$(925)	$—	$—	$(925)

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
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2019	December 31, 2018
Series 2012 Bonds (1)	$41,545	$42,633
Series 2016 Bonds (1)	147,261	149,582
Senior Notes due 2022	732,774	551,144
Senior Notes due 2025	463,455	283,965
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents information related to our outstanding derivative contracts:

	Notional Amount	Fair Value of Assets (1)	Fair Value of Liabilities (1)	Term
September 30, 2019
Derivatives Designated in Cash Flow Hedges:
Electricity swaps (MWh)	29,278	$29,378	$—	7 to 10 years
Non-hedge Derivative Instruments:
Electricity swaps (MWh)	4,207	$1,873	$—	7 to 10 years
Crude oil forwards (BBL)	529	688	(147)	1 to 3 months

December 31, 2018
Derivatives Designated in Cash Flow Hedges:
Electricity swaps (MWh)	—	$—	$—	N/A
Non-hedge Derivative Instruments:
Electricity swaps (MWh)	—	$—	$—	N/A
Crude oil forwards (BBL)	3,225	7,470	(925)	1 to 12 months
________________________________________________________
(1) Included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Electricity Swaps	Crude Oil Forwards	Total	Electricity Swaps		Crude Oil Forwards	Total
Beginning Balance	$42,761	$4,277	$47,038	$—		$6,545	$6,545
Net unrealized (losses) gains recognized in earnings	(644)	(3,736)	(4,380)	1,873		(6,003)	(4,130)
(Losses) gains recognized in other comprehensive income	(10,866)	—	(10,866)	29,378	(1)	—	29,378
Purchases	—	—	—	—		314	314
Sales	—	—	—	—		(854)	(854)
Settlements	—	—	—	—		539	539
Ending Balance	$31,251	$541	$31,792	$31,251		$541	$31,792
________________________________________________________
(1) We entered this contract during the nine months ended September 30, 2019.
There were no transfers into or out of Level 3 during the periods presented.
The following table presents pretax gains and losses on our derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Electricity Swaps:
(Losses) gains recognized in other comprehensive income before reclassifications	$(10,866)	$—	$29,378	$—
Gains (losses) reclassified from accumulated other comprehensive income	—	—	—	—
(Losses) gains recognized in earnings	(644)	—	1,873	—
Crude Oil Forwards:
Losses recognized in earnings	$(3,736)	$(385)	$(6,003)	$(567)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

As of September 30, 2019, we do not expect any gains or losses on our electricity swaps to be reclassified into revenue in the next 12 months. As of September 30, 2019, the maximum length of time over which we are hedging forecasted electricity sales is 13 years.
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

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$50,169	$—	$—	$—	$666	$50,835
Maintenance revenue	35,426	—	—	—	—	35,426
Finance lease income	496	—	—	—	—	496
Other revenue	214	—	—	—	288	502
Total equipment leasing revenues	86,305	—	—	—	954	87,259
Infrastructure revenues
Lease income	—	627	—	249	—	876
Rail revenues	—	—	10,251	—	—	10,251
Terminal services revenues	—	9,505	—	2,330	—	11,835
Crude marketing revenues	—	50,405	—	—	—	50,405
Other revenue	—	—	—	1,595	—	1,595
Total infrastructure revenues	—	60,537	10,251	4,174	—	74,962
Total revenues	$86,305	$60,537	$10,251	$4,174	$954	$162,221

	Three Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$41,040	$—	$—	$—	$582	$41,622
Maintenance revenue	27,575	—	—	—	—	27,575
Finance lease income	800	—	—	—	364	1,164
Other revenue	376	—	—	—	153	529
Total equipment leasing revenues	69,791	—	—	—	1,099	70,890
Infrastructure revenues
Lease income	—	—	—	273	—	273
Rail revenues	—	—	8,907	—	—	8,907
Terminal services revenues	—	2,522	—	—	—	2,522
Crude marketing revenues	—	15,227	—	—	—	15,227
Other revenue	—	87	—	3,249	—	3,336
Total infrastructure revenues	—	17,836	8,907	3,522	—	30,265
Total revenues	$69,791	$17,836	$8,907	$3,522	$1,099	$101,155

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$146,203	$—	$—	$—	$5,756	$151,959
Maintenance revenue	82,572	—	—	—	—	82,572
Finance lease income	2,203	—	—	—	—	2,203
Other revenue	719	—	—	—	1,458	2,177
Total equipment leasing revenues	231,697	—	—	—	7,214	238,911
Infrastructure revenues
Lease income	—	1,756	—	869	—	2,625
Rail revenues	—	—	30,735	—	—	30,735
Terminal services revenues	—	21,909	—	5,176	—	27,085
Crude marketing revenues	—	140,388	—	—	—	140,388
Other revenue	—	—	—	6,109	—	6,109
Total infrastructure revenues	—	164,053	30,735	12,154	—	206,942
Total revenues	$231,697	$164,053	$30,735	$12,154	$7,214	$445,853

	Nine Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$109,663	$—	$—	$—	$4,699	$114,362
Maintenance revenue	67,000	—	—	—	—	67,000
Finance lease income	1,047	—	—	—	1,096	2,143
Other revenue	934	—	—	—	1,565	2,499
Total equipment leasing revenues	178,644	—	—	—	7,360	186,004
Infrastructure revenues
Lease income	—	—	—	1,072	—	1,072
Rail revenues	—	—	28,742	—	—	28,742
Terminal services revenues	—	6,325	—	—	—	6,325
Crude marketing revenues	—	15,227	—	—	—	15,227
Other revenue	—	87	—	4,521	—	4,608
Total infrastructure revenues	—	21,639	28,742	5,593	—	55,974
Total revenues	$178,644	$21,639	$28,742	$5,593	$7,360	$241,978

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of September 30, 2019:

	Operating Leases	Finance Leases
Remainder of 2019	$53,631	$446
2020	141,446	1,611
2021	102,367	1,291
2022	65,415	897
2023	44,061	273
Thereafter	40,271	—
Total	$447,191	$4,518

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

12. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from 2 months to 46 years.
The following table presents lease related costs:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance Leases
Amortization of right-of-use assets	$50	$149
Interest on lease liabilities	26	85
Finance lease expense	76	234
Operating lease expense	2,556	7,605
Short-term lease expense	612	2,344
Variable lease expense	578	1,475
Sublease income	(279)	(833)
Total lease expense	$3,543	$10,825

The following table presents information related to our operating leases as of and for the nine months ended September 30, 2019:

Right-of-use assets, net	$42,590
Lease liabilities	43,036

Weighted average remaining lease term	36.4 years
Weighted average incremental borrowing rate	7.1%

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows	$7,570

The following table presents future minimum lease payments under non-cancellable operating leases as of September 30, 2019:

Remainder of 2019	$2,446
2020	6,190
2021	4,820
2022	4,067
2023	3,150
Thereafter	108,029
Total undiscounted lease payments	128,702
Less: Imputed interest	85,666
Total lease liabilities	$43,036

During the nine months ended September 30, 2019, we entered into lease agreements for real estate and office equipment that had a ROU asset value of $1.4 million and lease terms ranging from 5 years to 46 years at commencement.
As of September 30, 2019, we have an agreement for an office lease that has not yet commenced which we estimate will have a ROU asset value of $0.8 million. The lease is expected to commence in the fourth quarter of 2019 and has a lease term of seven years.

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
As of September 30, 2019, the Incentive Plan provides for the issuance of up to 30 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term, (in years)
	2019	2018	2019	2018
Stock Options	$—	$—	$—	$9	$—	9.0
Restricted Shares	273	89	819	269	1,322	1.1
Common Units	403	143	785	391	3,369	1.3
Total	$676	$232	$1,604	$669	$4,691

During the nine months ended September 30, 2019, the Manager transferred 165,268 of its options to certain of the Manager’s employees.
Options
In connection with our September 2019 offering of preferred shares (see Note 17), we granted options to the Manager related to 575,384 common shares at an exercise price of $14.99, which had a grant date fair value of $0.7 million. The assumptions used in valuing the options were: a 1.45% risk-free rate, a 8.02% dividend yield, a 21.45% volatility and a ten-year term.
Common Units
During the nine months ended September 30, 2019, we issued 1,110,000 common units of our subsidiaries that had a grant date fair value of $3.4 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Restricted Shares
During the nine months ended September 30, 2019, we issued 113,121 restricted shares of our subsidiary that had a grant date fair value of $1.5 million, of which 25,138 shares vested during the period of issuance. The remaining shares vest over three years, subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

14. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current:
Federal	$16	$22	$86	$193
State and local	87	12	195	43
Foreign	(17)	(3)	143	47
Total current provision	86	31	424	283

Deferred:
Federal	—	419	(1,760)	1,096
State and local	—	62	(639)	162
Foreign	918	39	1,133	39
Total deferred (benefit) provision	918	520	(1,266)	1,297

Total (benefit) provision for income taxes	$1,004	$551	$(842)	$1,580

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
As of and for the nine months ended September 30, 2019, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2015. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2019. The change in our effective tax rate and resulting tax benefit for the period ended September 30, 2019 is primarily driven by the reduction in taxes for one of our corporate subsidiaries as a result of an internal restructuring.
15. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. Additionally, we have entered into certain incentive allocation arrangements with Master GP, which owns approximately 0.05% of the Partnership and is the general partner of the Partnership.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$3,642	$3,866	$10,817	$11,527
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	3,736	(20)	6,109	553
Total	$7,378	$3,846	$16,926	$12,080

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
We pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; we do not reimburse the Manager for these expenses.
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$4,397	$2,327	$9,959	$6,935
Acquisition and transaction expenses	4,040	1,375	7,810	4,426
Total	$8,437	$3,702	$17,769	$11,361

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Upon the successful completion of an offering of our common shares or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress. See Note 17 for information related to options granted to the Manager in connection with our September 2019 offering of preferred shares.
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Accrued management fees	$1,206	$1,263
Other payables	13,390	3,965

As of September 30, 2019 and December 31, 2018, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2019 and December 31, 2018 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2019 and December 31, 2018 was $38.1 million and $51.1 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-controlling interest share of net loss	$5,030	$3,758	$12,885	$11,771

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
16. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have four reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Railroad, and (iv) Ports and Terminals. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Railroad segment consists of our CMQR railroad operations. The Ports and Terminals segment consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and Long Ridge, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2019

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$86,305	$—	$—	$—	$954	$87,259
Infrastructure revenues	—	60,537	10,251	4,174	—	74,962
Total revenues	86,305	60,537	10,251	4,174	954	162,221

Expenses
Operating expenses	2,473	69,712	8,379	5,404	3,400	89,368
General and administrative	—	—	—	—	6,284	6,284
Acquisition and transaction expenses	65	—	275	—	5,278	5,618
Management fees and incentive allocation to affiliate	—	—	—	—	7,378	7,378
Depreciation and amortization	33,911	5,717	583	1,687	1,846	43,744
Interest expense	—	3,927	301	469	20,791	25,488
Total expenses	36,449	79,356	9,538	7,560	44,977	177,880

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(885)	(162)	—	—	73	(974)
Gain on sale of equipment, net	37,060	—	1	—	—	37,061
Interest income	31	26	13	47	4	121
Other income (expense)	—	772	—	(644)	1,003	1,131
Total other income (expense)	36,206	636	14	(597)	1,080	37,339
Income (loss) before income taxes	86,062	(18,183)	727	(3,983)	(42,943)	21,680
Provision for income taxes	816	56	132	—	—	1,004
Net income (loss)	85,246	(18,239)	595	(3,983)	(42,943)	20,676
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	(5,031)	116	(80)	—	(4,995)
Net income (loss) attributable to shareholders	$85,246	$(13,208)	$479	$(3,903)	$(42,943)	$25,671

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$126,758	$(2,112)	$1,901	$(927)	$(11,478)	$114,142
Add: Non-controlling share of Adjusted EBITDA						3,068
Add: Equity in losses of unconsolidated entities						(974)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						801
Less: Interest expense						(25,488)
Less: Depreciation and amortization expense						(50,464)
Less: Incentive allocations						(3,736)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						(4,380)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(5,618)
Less: Equity-based compensation expense						(676)
Less: Provision for income taxes						(1,004)
Net income attributable to shareholders						$25,671

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$4,470	$—	$—	$—	$—	$4,470
Asia	28,777	—	—	—	954	29,731
Europe	43,217	—	—	—	—	43,217
North America	8,278	60,537	10,251	4,174	—	83,240
South America	1,563	—	—	—	—	1,563
Total	$86,305	$60,537	$10,251	$4,174	$954	$162,221

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

II. For the Nine Months Ended September 30, 2019

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$231,697	$—	$—	$—	$7,214	$238,911
Infrastructure revenues	—	164,053	30,735	12,154	—	206,942
Total revenues	231,697	164,053	30,735	12,154	7,214	445,853

Expenses
Operating expenses	11,272	183,346	26,666	15,063	7,702	244,049
General and administrative	—	—	—	—	15,313	15,313
Acquisition and transaction expenses	78	—	275	—	9,047	9,400
Management fees and incentive allocation to affiliate	—	—	—	—	16,926	16,926
Depreciation and amortization	97,183	16,392	1,996	5,240	5,066	125,877
Interest expense	—	12,375	949	1,113	57,826	72,263
Total expenses	108,533	212,113	29,886	21,416	111,880	483,828

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(1,328)	(290)	—	—	91	(1,527)
Gain on sale of equipment, net	61,388	12	16	—	—	61,416
Interest income	85	97	17	241	12	452
Other income	—	589	—	1,873	1,003	3,465
Total other income	60,145	408	33	2,114	1,106	63,806
Income (loss) before income taxes	183,309	(47,652)	882	(7,148)	(103,560)	25,831
(Benefit from) provision for income taxes	(1,373)	180	347	—	4	(842)
Net income (loss)	184,682	(47,832)	535	(7,148)	(103,564)	26,673
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	(12,885)	101	(166)	—	(12,950)
Net income (loss) attributable to shareholders	$184,682	$(34,947)	$434	$(6,982)	$(103,564)	$39,623

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$304,578	$(5,965)	$4,063	$(2,242)	$(25,872)	$274,562
Add: Non-controlling share of Adjusted EBITDA						8,242
Add: Equity in losses of unconsolidated entities						(1,527)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						895
Less: Interest expense						(72,263)
Less: Depreciation and amortization expense						(149,885)
Less: Incentive allocations						(6,109)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						(4,130)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(9,400)
Less: Equity-based compensation expense						(1,604)
Less: Benefit from income taxes						842
Net income attributable to shareholders						$39,623

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$10,155	$—	$—	$—	$—	$10,155
Asia	76,301	—	—	—	7,214	83,515
Europe	110,515	—	—	—	—	110,515
North America	28,708	164,053	30,735	12,154	—	235,650
South America	6,018	—	—	—	—	6,018
Total	$231,697	$164,053	$30,735	$12,154	$7,214	$445,853

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

III. For the Three Months Ended September 30, 2018

	Three Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$69,791	$—	$—	$—	$1,099	$70,890
Infrastructure revenues	—	17,836	8,907	3,522	—	30,265
Total revenues	69,791	17,836	8,907	3,522	1,099	101,155

Expenses
Operating expenses	2,115	23,893	8,274	3,634	3,751	41,667
General and administrative	—	—	—	—	4,012	4,012
Acquisition and transaction expenses	85	—	—	—	1,375	1,460
Management fees and incentive allocation to affiliate	—	—	—	—	3,846	3,846
Depreciation and amortization	26,343	4,999	613	840	1,627	34,422
Interest expense	—	4,257	233	—	10,652	15,142
Total expenses	28,543	33,149	9,120	4,474	25,263	100,549

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(192)	(363)	—	—	113	(442)
Gain on sale of equipment, net	215	—	47	—	—	262
Interest income	13	94	—	—	4	111
Other income	—	737	—	—	—	737
Total other income	36	468	47	—	117	668
Income (loss) before income taxes	41,284	(14,845)	(166)	(952)	(24,047)	1,274
Provision for income taxes	540	11	—	—	—	551
Net income (loss)	40,744	(14,856)	(166)	(952)	(24,047)	723
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(3,759)	(26)	(70)	—	(3,855)
Net income (loss) attributable to shareholders	$40,744	$(11,097)	$(140)	$(882)	$(24,047)	$4,578

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$72,452	$(4,064)	$699	$55	$(10,371)	$58,771
Add: Non-controlling share of Adjusted EBITDA						3,563
Add: Equity in losses of unconsolidated entities						(442)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(402)
Less: Interest expense						(15,142)
Less: Depreciation and amortization expense						(39,162)
Less: Incentive allocations						20
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						(385)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(1,460)
Less: Equity-based compensation expense						(232)
Less: Provision for income taxes						(551)
Net income attributable to shareholders						$4,578

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$3,374	$—	$—	$—	$—	$3,374
Asia	24,983	—	—	—	734	25,717
Europe	30,794	—	—	—	—	30,794
North America	8,894	17,836	8,907	3,522	365	39,524
South America	1,746	—	—	—	—	1,746
Total	$69,791	$17,836	$8,907	$3,522	$1,099	$101,155

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

IV. For the Nine Months Ended September 30, 2018

	Nine Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$178,644	$—	$—	$—	$7,360	$186,004
Infrastructure revenues	—	21,639	28,742	5,593	—	55,974
Total revenues	178,644	21,639	28,742	5,593	7,360	241,978

Expenses
Operating expenses	7,412	47,105	23,525	8,730	10,067	96,839
General and administrative	—	—	—	—	12,171	12,171
Acquisition and transaction expenses	308	—	—	—	4,426	4,734
Management fees and incentive allocation to affiliate	—	—	—	—	12,080	12,080
Depreciation and amortization	73,031	14,726	1,760	2,481	4,855	96,853
Interest expense	—	12,070	719	545	26,536	39,870
Total expenses	80,751	73,901	26,004	11,756	70,135	262,547

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(542)	(450)	—	—	394	(598)
Gain on sale of equipment, net	5,198	—	55	—	—	5,253
Interest income	119	230	—	—	12	361
Other income	—	2,074	—	—	—	2,074
Total other income	4,775	1,854	55	—	406	7,090
Income (loss) before income taxes	102,668	(50,408)	2,793	(6,163)	(62,369)	(13,479)
Provision for income taxes	1,546	32	—	—	2	1,580
Net income (loss)	101,122	(50,440)	2,793	(6,163)	(62,371)	(15,059)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(24)	(20,017)	231	(94)	—	(19,904)
Net income (loss) attributable to shareholders	$101,146	$(30,423)	$2,562	$(6,069)	$(62,371)	$4,845

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Nine Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$193,488	$(10,803)	$5,022	$(2,790)	$(25,809)	$159,108
Add: Non-controlling share of Adjusted EBITDA						9,175
Add: Equity in losses of unconsolidated entities						(598)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(385)
Less: Interest expense						(39,870)
Less: Depreciation and amortization expense						(114,482)
Less: Incentive allocations						(553)
Less: Asset impairment charges						—
Less: Changes in fair value of non-hedge derivative instruments						(567)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(4,734)
Less: Equity-based compensation expense						(669)
Less: Provision for income taxes						(1,580)
Net income attributable to shareholders						$4,845

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$6,779	$—	$—	$—	$—	$6,779
Asia	48,275	—	—	—	6,264	54,539
Europe	98,570	—	—	—	—	98,570
North America	22,848	21,639	28,742	5,593	1,096	79,918
South America	2,172	—	—	—	—	2,172
Total	$178,644	$21,639	$28,742	$5,593	$7,360	$241,978

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

V. Balance Sheet and Location of Long-Lived Assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Total assets	$1,516,379	$753,366	$72,984	$535,071	$257,213	$3,135,013

Debt, net	—	234,602	23,057	126,184	1,198,419	1,582,262

Total liabilities	267,445	313,677	42,072	167,792	1,238,375	2,029,361

Non-controlling interests in equity of consolidated subsidiaries	—	39,992	3,796	726	523	45,037

Total equity	1,248,934	439,689	30,912	367,279	(981,162)	1,105,652

Total liabilities and equity	$1,516,379	$753,366	$72,984	$535,071	$257,213	$3,135,013

	September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$44,312	$—	$—	$—	$—	$44,312
Asia	430,746	—	—	—	37,370	468,116
Europe	637,793	—	—	—	—	637,793
North America	165,042	492,711	54,470	432,386	119,504	1,264,113
South America	29,397	—	—	—	—	29,397
Total	$1,307,290	$492,711	$54,470	$432,386	$156,874	$2,443,731

	December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Railroad	Ports and Terminals	Corporate and Other	Total
Total assets	$1,367,074	$670,682	$64,286	$277,160	$259,576	$2,638,778

Debt, net	—	234,862	22,239	—	980,246	1,237,347

Total liabilities	234,449	288,256	37,207	16,615	1,008,469	1,584,996

Non-controlling interests in equity of consolidated subsidiaries	—	52,058	3,258	544	523	56,383

Total equity	1,132,625	382,426	27,079	260,545	(748,893)	1,053,782

Total liabilities and equity	$1,367,074	$670,682	$64,286	$277,160	$259,576	$2,638,778

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

17. EARNINGS PER SHARE AND EQUITY
Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Net income (loss)	$20,676	$723	$26,673	$(15,059)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(4,995)	(3,855)	(12,950)	(19,904)
Net income attributable to shareholders	$25,671	$4,578	$39,623	$4,845
Weighted Average Common Shares Outstanding - Basic (1)	85,996,067	84,708,071	85,990,131	83,178,546
Weighted Average Common Shares Outstanding - Diluted (1)	86,005,604	84,709,656	86,013,539	83,179,181

Basic EPS	$0.30	$0.05	$0.46	$0.06
Diluted EPS	$0.30	$0.05	$0.46	$0.06

________________________________________________________
(1) The three and nine months ended September 30, 2019 includes 1.1 million equivalent participating securities which can be converted into a fixed amount of our shares.
For the three months ended September 30, 2019 and 2018, 165,232 and 6,793 shares, respectively, and for the nine months ended September 30, 2019 and 2018, 140,313 and 43,472 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the nine months ended September 30, 2019, we issued 26,125 common shares to certain directors as compensation.
During the nine months ended September 30, 2019, certain holders of Class B Units (see Note 15) converted 1,115,483 Class B Units in exchange for 826,124 common shares.
Preferred Shares
In September 2019, in a public offering, we issued 3,450,000 shares of 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares (“Series A Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $82.9 million. See Note 13 for information related to options issued to the Manager in connection with this offering.

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
19. SUBSEQUENT EVENTS
On October 31, 2019, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended September 30, 2019, payable on November 26, 2019 to the holders of record on November 15, 2019.
On October 31, 2019, our Board of Directors also declared a cash dividend on the Series A Preferred Shares of $0.53 per share, payable on December 16, 2019 to the holders of record on December 2, 2019.
On October 31, 2019, our subsidiary entered into an agreement to purchase the remaining 50% interest in JGP from the JV partner for a purchase price of approximately $29 million. We expect the transaction to close during the fourth quarter of 2019.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of September 30, 2019, we had total consolidated assets of $3.1 billion and total equity of $1.1 billion.
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

Comparison of the three and nine months ended September 30, 2019 and 2018
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Equipment leasing revenues
Lease income	$50,835	$41,622	$9,213	$151,959	$114,362	$37,597
Maintenance revenue	35,426	27,575	7,851	82,572	67,000	15,572
Finance lease income	496	1,164	(668)	2,203	2,143	60
Other revenue	502	529	(27)	2,177	2,499	(322)
Total equipment leasing revenues	87,259	70,890	16,369	238,911	186,004	52,907
Infrastructure revenues
Lease income	876	273	603	2,625	1,072	1,553
Rail revenues	10,251	8,907	1,344	30,735	28,742	1,993
Terminal services revenues	11,835	2,522	9,313	27,085	6,325	20,760
Crude marketing revenues	50,405	15,227	35,178	140,388	15,227	125,161
Other revenue	1,595	3,336	(1,741)	6,109	4,608	1,501
Total infrastructure revenues	74,962	30,265	44,697	206,942	55,974	150,968
Total revenues	162,221	101,155	61,066	445,853	241,978	203,875

Expenses
Operating expenses	89,368	41,667	47,701	244,049	96,839	147,210
General and administrative	6,284	4,012	2,272	15,313	12,171	3,142
Acquisition and transaction expenses	5,618	1,460	4,158	9,400	4,734	4,666
Management fees and incentive allocation to affiliate	7,378	3,846	3,532	16,926	12,080	4,846
Depreciation and amortization	43,744	34,422	9,322	125,877	96,853	29,024
Interest expense	25,488	15,142	10,346	72,263	39,870	32,393
Total expenses	177,880	100,549	77,331	483,828	262,547	221,281

Other income (expense)
Equity in losses of unconsolidated entities	(974)	(442)	(532)	(1,527)	(598)	(929)
Gain on sale of equipment, net	37,061	262	36,799	61,416	5,253	56,163
Interest income	121	111	10	452	361	91
Other income	1,131	737	394	3,465	2,074	1,391
Total other income	37,339	668	36,671	63,806	7,090	56,716
Income (loss) before income taxes	21,680	1,274	20,406	25,831	(13,479)	39,310
Provision for (benefit from) income taxes	1,004	551	453	(842)	1,580	(2,422)
Net income (loss)	20,676	723	19,953	26,673	(15,059)	41,732
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,995)	(3,855)	(1,140)	(12,950)	(19,904)	6,954
Net income attributable to shareholders	$25,671	$4,578	$21,093	$39,623	$4,845	$34,778

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Net income attributable to shareholders	$25,671	$4,578	$21,093	$39,623	$4,845	$34,778
Add: Provision for (benefit from) income taxes	1,004	551	453	(842)	1,580	(2,422)
Add: Equity-based compensation expense	676	232	444	1,604	669	935
Add: Acquisition and transaction expenses	5,618	1,460	4,158	9,400	4,734	4,666
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	4,380	385	3,995	4,130	567	3,563
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	3,736	(20)	3,756	6,109	553	5,556
Add: Depreciation and amortization expense (1)	50,464	39,162	11,302	149,885	114,482	35,403
Add: Interest expense	25,488	15,142	10,346	72,263	39,870	32,393
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(801)	402	(1,203)	(895)	385	(1,280)
Less: Equity in losses of unconsolidated entities	974	442	532	1,527	598	929
Less: Non-controlling share of Adjusted EBITDA (3)	(3,068)	(3,563)	495	(8,242)	(9,175)	933
Adjusted EBITDA (non-GAAP)	$114,142	$58,771	$55,371	$274,562	$159,108	$115,454
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2019 and 2018: (i) depreciation and amortization expense of $43,744 and $34,422, (ii) lease intangible amortization of $1,072 and $1,911 and (iii) amortization for lease incentives of $5,648 and $2,829, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) depreciation and amortization expense of $125,877 and $96,853, (ii) lease intangible amortization of $5,736 and $5,913 and (iii) amortization for lease incentives of $18,272 and $11,716, respectively.
(2) Includes the following items for the three months ended September 30, 2019 and 2018: (i) net loss of $(1,096) and $(483), (ii) interest expense of $30 and $97 and (iii) depreciation and amortization expense of $265 and $788, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) net loss of $(1,793) and $(734), (ii) interest expense of $101 and $303 and (iii) depreciation and amortization expense of $797 and $816, respectively.
(3) Includes the following items for the three months ended September 30, 2019 and 2018: (i) equity based compensation of $85 and $19, (ii) provision for income taxes of $27 and $2, (iii) interest expense of $846 and $1,512, (iv) depreciation and amortization expense of $1,325 and $1,809, and (v) changes in fair value of non-hedge derivative instruments of $785 and $221, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) equity based compensation of $220 and $96, (ii) provision for income taxes of $73 and $10, (iii) interest expense of $2,854 and $3,823, (iv) depreciation and amortization expense of $3,834 and $5,097 and (v) changes in fair value of non-hedge derivative instruments of $1,261 and $149, respectively.
Revenues
Comparison of the three months ended September 30, 2019 and 2018
Total revenues increased $61.1 million, primarily due to higher revenues in the Jefferson Terminal and Aviation Leasing segments.
In Equipment Leasing, lease income increased $9.2 million, primarily driven by an increase in acquired assets on lease in the Aviation Leasing segment. Maintenance revenue increased $7.9 million due to an increase in the number of aircraft and engines on lease.
In Infrastructure, crude marketing revenue increased $35.2 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Terminal services revenue increased $9.3 million which primarily reflects increases of approximately (i) $7.0 million due to increased activity and storage capacity at Jefferson Terminal and (ii) $2.3 million due to increased activity at Long Ridge.
Comparison of the nine months ended September 30, 2019 and 2018
Total revenues increased $203.9 million, primarily due to higher revenues in the Jefferson Terminal, Aviation Leasing and Ports and Terminals segments.
In Equipment Leasing, lease income increased $37.6 million, primarily driven by an increase in acquired assets on lease in the Aviation Leasing segment. Maintenance revenue increased $15.6 million due to an increase in the number of aircraft and engines on lease.
In Infrastructure, crude marketing revenue increased $125.2 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Terminal services revenue increased $20.8 million which primarily reflects increases of approximately (i) $15.6 million due to increased activity and storage capacity at Jefferson Terminal and (ii) $5.2 million due to increased activity at Long Ridge.

Expenses
Comparison of the three months ended September 30, 2019 and 2018
Total expenses increased $77.3 million, primarily due to higher (i) operating expenses, (ii) interest expense and (iii) depreciation and amortization.
Operating expenses increased $47.7 million, primarily due to increases in:

•	cost of sales of $42.7 million primarily due to costs associated with crude marketing at Jefferson Terminal;

•	facility operations of $1.8 million primarily due to increased activity at Jefferson Terminal; and

•	compensation and benefits of $1.5 million primarily due to increased headcount and stock compensation in the Jefferson Terminal, Ports and Terminals and Railroad segments.
Interest expense increased $10.3 million due to an increase in our average outstanding debt of approximately $620.9 million, which primarily consists of the (i) 2025 Notes of $450.0 million, (ii) LREG Credit Agreement of $87.1 million, (iii) 2022 Notes of $44.4 million, (iv) DRP Revolver of $25.0 million and (v) Revolving Credit Facility of $20.0 million.
Depreciation and amortization increased $9.3 million, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service at Long Ridge and Jefferson Terminal.
Comparison of the nine months ended September 30, 2019 and 2018
Total expenses increased $221.3 million, primarily due to higher (i) operating expenses, (ii) interest expense and (iii) depreciation and amortization.
Operating expenses increased $147.2 million, primarily due to increases in:

•	cost of sales of $133.1 million primarily due to costs associated with crude marketing at Jefferson Terminal;

•	compensation and benefits of $5.3 million primarily due to increased headcount and stock compensation in the Jefferson Terminal, Ports and Terminals and Railroad segments; and

•
facility operations of $3.8 million primarily due to increased activity at Jefferson Terminal and Long Ridge and an increase in costs associated with the car cleaning business, which commenced in 2019, in the Railroad segment.

Interest expense increased $32.4 million due to an increase in our average outstanding debt of approximately $702.1 million, which primarily consists of the (i) 2025 Notes of $383.3 million, (ii) 2022 Notes of $138.5 million, (iii) LREG Credit Agreement of $68.0 million, (iv) Revolving Credit Facility of $67.2 million, (v) Jefferson Revolver of $33.4 million and (vi) DRP Revolver of $16.9 million.
Depreciation and amortization increased $29.0 million, primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service at Long Ridge and Jefferson Terminal.
Other Income (Expense)
Total other income increased $36.7 million and $56.7 million during the three and nine months ended September 30, 2019, primarily due to a net increase in gain on sale of $36.8 million and $56.2 million, respectively, in the Aviation Leasing segment.
Net Income Attributable to Shareholders
Net income attributable to shareholders increased $21.1 million and $34.8 million during the three and nine months ended September 30, 2019, respectively, primarily due to the changes discussed above and a benefit from income taxes recognized during the nine months ended September 30, 2019.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $55.4 million and $115.5 million during the three and nine months ended September 30, 2019, respectively, primarily due to the changes noted above, depreciation and amortization and interest expense.
Aviation Leasing Segment
As of September 30, 2019, in our Aviation Leasing segment, we own and manage 221 aviation assets, consisting of 69 commercial aircraft and 152 engines.
As of September 30, 2019, 69 of our commercial aircraft and 112 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 92% utilized as of September 30, 2019, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 34 months, and our engines currently on-lease have an average remaining lease term of 10 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2019	14	56	70
Purchases	4	10	14
Sales	(1)	(4)	(5)
Transfers	(4)	(6)	(10)
Assets at September 30, 2019	13	56	69

Engines
Assets at January 1, 2019	78	64	142
Purchases	18	6	24
Sales	(12)	(25)	(37)
Transfers	11	12	23
Assets at September 30, 2019	95	57	152

The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Equipment leasing revenues
Lease income	$50,169	$41,040	$9,129	$146,203	$109,663	$36,540
Maintenance revenue	35,426	27,575	7,851	82,572	67,000	15,572
Finance lease income	496	800	(304)	2,203	1,047	1,156
Other revenue	214	376	(162)	719	934	(215)
Total revenues	86,305	69,791	16,514	231,697	178,644	53,053

Expenses
Operating expenses	2,473	2,115	358	11,272	7,412	3,860
Acquisition and transaction expenses	65	85	(20)	78	308	(230)
Depreciation and amortization	33,911	26,343	7,568	97,183	73,031	24,152
Total expenses	36,449	28,543	7,906	108,533	80,751	27,782

Other (expense) income
Equity in losses of unconsolidated entities	(885)	(192)	(693)	(1,328)	(542)	(786)
Gain on sale of equipment, net	37,060	215	36,845	61,388	5,198	56,190
Interest income	31	13	18	85	119	(34)
Total other income	36,206	36	36,170	60,145	4,775	55,370
Income before income taxes	86,062	41,284	44,778	183,309	102,668	80,641
Provision for (benefit from) income taxes	816	540	276	(1,373)	1,546	(2,919)
Net income	85,246	40,744	44,502	184,682	101,122	83,560
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	(24)	24
Net income attributable to shareholders	$85,246	$40,744	$44,502	$184,682	$101,146	$83,536

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Net income attributable to shareholders	$85,246	$40,744	$44,502	$184,682	$101,146	$83,536
Add: Provision for (benefit from) income taxes	816	540	276	(1,373)	1,546	(2,919)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	65	85	(20)	78	308	(230)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	40,631	31,083	9,548	121,191	90,660	30,531
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(885)	(192)	(693)	(1,328)	(542)	(786)
Less: Equity in losses of unconsolidated entities	885	192	693	1,328	542	786
Less: Non-controlling share of Adjusted EBITDA (3)	—	—	—	—	(172)	172
Adjusted EBITDA (non-GAAP)	$126,758	$72,452	$54,306	$304,578	$193,488	$111,090
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2019 and 2018: (i) depreciation expense of $33,911 and $26,343, (ii) lease intangible amortization of $1,072 and $1,911 and (iii) amortization for lease incentives of $5,648 and $2,829, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) depreciation expense of $97,183 and $73,031, (ii) lease intangible amortization of $5,736 and $5,913 and (iii) amortization for lease incentives of $18,272 and $11,716, respectively.
(2) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
(3) Includes depreciation expense of $0 and $172 for the nine months ended September 30, 2019 and 2018, respectively.
Revenues
Comparison of the three months ended September 30, 2019 and 2018
Total revenue increased $16.5 million driven by higher lease income and maintenance revenue.

•
Lease income increased $9.1 million mainly due to an increase in (i) aircraft lease income of $7.6 million primarily driven by the addition of 22 aircraft on lease and (ii) engine lease income of $1.5 million primarily driven by an additional 15 revenue generating engines.

•	Maintenance revenue increased $7.9 million due to an increase in the number of aircraft and engines on lease.
Comparison of the nine months ended September 30, 2019 and 2018
Total revenue increased $53.1 million driven by higher lease income and maintenance revenue.

•
Lease income increased $36.5 million mainly due to an increase in (i) aircraft lease income of $27.0 million primarily driven by the addition of 23 aircraft on lease and (ii) engine lease income of $9.5 million primarily driven by an additional 24 revenue generating engines.

•	Maintenance revenue increased $15.6 million due to an increase in the number of aircraft and engines on lease.

•	Finance lease income increased $1.2 million due to income earned from aircraft classified as a finance lease.
Expenses
Comparison of the three months ended September 30, 2019 and 2018
Total expenses increased $7.9 million primarily due to an increase in depreciation and amortization expense and operating expenses.

•	Depreciation and amortization expense increased $7.6 million driven by additional aircraft and engines owned and on lease.

•	Operating expenses increased $0.4 million primarily as a result of an increase in professional fees of $0.2 million and other operating expenses of $0.2 million.

Comparison of the nine months ended September 30, 2019 and 2018
Total expenses increased $27.8 million primarily due to an increase in depreciation and amortization expense and operating expenses.

•	Depreciation and amortization expense increased $24.2 million driven by additional aircraft and engines owned and on lease.

•
Operating expenses increased $3.9 million primarily as a result of an increase in (i) bad debt expense of $1.5 million relating to an engine loss receivable deemed uncollectible due to bankruptcy, (ii) shipping and storage fees of $1.3 million due to the positioning of our assets for lease, (iii) repairs and maintenance expenses of $0.7 million and (iii) other operating expenses of $0.4 million.

Other Income
Total other income increased $36.2 million during the three months ended September 30, 2019 primarily due to an increase of $36.8 million in gain on the sale of leasing equipment in 2019 partially offset due to a decrease of $0.7 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net income.
Total other income increased $55.4 million during the nine months ended September 30, 2019 primarily due to an increase of $56.2 million in gain on the sale of leasing equipment in 2019 partially offset due to a decrease of $0.8 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $54.3 million and $111.1 million during the three and nine months ended September 30, 2019, respectively, primarily due to the changes noted above and higher depreciation and amortization for the additional aircraft and engines owned and on lease.
Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Infrastructure revenues
Lease income	$627	$—	$627	$1,756	$—	$1,756
Terminal services revenues	9,505	2,522	6,983	21,909	6,325	15,584
Crude marketing revenues	50,405	15,227	35,178	140,388	15,227	125,161
Other revenue	—	87	(87)	—	87	(87)
Total revenues	60,537	17,836	42,701	164,053	21,639	142,414

Expenses
Operating expenses	69,712	23,893	45,819	183,346	47,105	136,241
Depreciation and amortization	5,717	4,999	718	16,392	14,726	1,666
Interest expense	3,927	4,257	(330)	12,375	12,070	305
Total expenses	79,356	33,149	46,207	212,113	73,901	138,212

Other income
Equity in losses of unconsolidated entities	(162)	(363)	201	(290)	(450)	160
Gain on sale of equipment, net	—	—	—	12	—	12
Interest income	26	94	(68)	97	230	(133)
Other income	772	737	35	589	2,074	(1,485)
Total other income	636	468	168	408	1,854	(1,446)
Loss before income taxes	(18,183)	(14,845)	(3,338)	(47,652)	(50,408)	2,756
Provision for income taxes	56	11	45	180	32	148
Net loss	(18,239)	(14,856)	(3,383)	(47,832)	(50,440)	2,608
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(5,031)	(3,759)	(1,272)	(12,885)	(20,017)	7,132
Net loss attributable to shareholders	$(13,208)	$(11,097)	$(2,111)	$(34,947)	$(30,423)	$(4,524)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Net loss attributable to shareholders	$(13,208)	$(11,097)	$(2,111)	$(34,947)	$(30,423)	$(4,524)
Add: Provision for income taxes	56	11	45	180	32	148
Add: Equity-based compensation expense	273	89	184	819	269	550
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	3,736	385	3,351	6,003	567	5,436
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	5,717	4,999	718	16,392	14,726	1,666
Add: Interest expense	3,927	4,257	(330)	12,375	12,070	305
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	103	439	(336)	434	352	82
Less: Equity in losses of unconsolidated entities	162	363	(201)	290	450	(160)
Less: Non-controlling share of Adjusted EBITDA (2)	(2,878)	(3,510)	632	(7,511)	(8,846)	1,335
Adjusted EBITDA (non-GAAP)	$(2,112)	$(4,064)	$1,952	$(5,965)	$(10,803)	$4,838
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2019 and 2018: (i) net loss of $(162) and $(349) and (ii) depreciation and amortization expense of $265 and $788, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) net loss of $(363) and $(436) and (ii) depreciation and amortization expense of $797 and $788, respectively.
(2) Includes the following items for the three months ended September 30, 2019 and 2018: (i) equity-based compensation of $57 and $17, (ii) provision for income taxes of $12 and $2, (iii) interest expense of $825 and $1,498, (iv) changes in fair value of non-hedge derivative instruments of $785 and $221 and (v) depreciation and amortization expense of $1,199 and $1,772, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) equity-based compensation of $172 and $88, (ii) provision for income taxes of $38 and $10, (iii) interest expense of $2,599 and $3,780, (iv) changes in fair value of non-hedge derivative instruments of $1,261 and $149 and (v) depreciation and amortization expense of $3,441 and $4,819, respectively.
Revenues
Comparison of the three months ended September 30, 2019 and 2018
Total revenues increased $42.7 million primarily due to crude marketing revenue of $35.2 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Additionally, terminal services revenue increased $7.0 million primarily due to increased activity and storage capacity.
Comparison of the nine months ended September 30, 2019 and 2018
Total revenues increased $142.4 million primarily due to crude marketing revenue of $125.2 million. During the third quarter of 2018, Jefferson Terminal initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Additionally, terminal services revenue increased $15.6 million primarily due to increased activity and storage capacity.
Expenses
Comparison of the three months ended September 30, 2019 and 2018
Total expenses increased $46.2 million primarily due to higher operating expenses of $45.8 million, which primarily reflected higher costs associated with crude marketing.
Comparison of the nine months ended September 30, 2019 and 2018
Total expenses increased $138.2 million primarily due to higher operating expenses of $136.2 million, which primarily reflected higher costs associated with crude marketing.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.0 million and $4.8 million during the three and nine months ended September 30, 2019, respectively, primarily due to the changes noted above, changes in the fair value of non-hedge derivative instruments and depreciation and amortization.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Infrastructure revenues
Rail revenues	$10,251	$8,907	$1,344	$30,735	$28,742	$1,993
Total revenues	10,251	8,907	1,344	30,735	28,742	1,993

Expenses
Operating expenses	8,379	8,274	105	26,666	23,525	3,141
Acquisition and transaction expenses	275	—	275	275	—	275
Depreciation and amortization	583	613	(30)	1,996	1,760	236
Interest expense	301	233	68	949	719	230
Total expenses	9,538	9,120	418	29,886	26,004	3,882

Other income (expense)
Gain on sale of equipment, net	1	47	(46)	16	55	(39)
Interest income	13	—	13	17	—	17
Other income	—	—	—	—	—	—
Total other income	14	47	(33)	33	55	(22)
Income (loss) before income taxes	727	(166)	893	882	2,793	(1,911)
Provision for income taxes	132	—	132	347	—	347
Net income (loss)	595	(166)	761	535	2,793	(2,258)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	116	(26)	142	101	231	(130)
Net income (loss) attributable to shareholders	$479	$(140)	$619	$434	$2,562	$(2,128)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Net income (loss) attributable to shareholders	$479	$(140)	$619	$434	$2,562	$(2,128)
Add: Provision for income taxes	132	—	132	347	—	347
Add: Equity-based compensation expense	271	46	225	438	138	300
Add: Acquisition and transaction expenses	275	—	275	275	—	275
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	583	613	(30)	1,996	1,760	236
Add: Interest expense	301	233	68	949	719	230
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(140)	(53)	(87)	(376)	(157)	(219)
Adjusted EBITDA (non-GAAP)	$1,901	$699	$1,202	$4,063	$5,022	$(959)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2019 and 2018: (i) equity-based compensation of $28 and $2, (ii) interest expense of $33 and $14, (iii) provision for income taxes of $15 and $0 and (iv) depreciation and amortization expense of $64 and $37, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) equity-based compensation of $44 and $8, (ii) interest expense of $96 and $43, (iii) provision for income taxes of $35 and $0 and (iv) depreciation and amortization expense of $201 and $106, respectively.
Revenues
Comparison of the three months ended September 30, 2019 and 2018
Total revenues increased $1.3 million which primarily reflects an increase in freight transportation revenue of $0.8 million, due to an overall increase in carloads and increased contract repair revenue.
Comparison of the nine months ended September 30, 2019 and 2018
Total revenues increased $2.0 million primarily due to an increase in switching and other rail service revenue of $1.9 million relating to increased contract repair revenue.
Expenses
Total expenses increased $0.4 million and $3.9 million during the three and nine months ended September 30, 2019, respectively, primarily due to higher operating expenses. These increases primarily reflect additional operating costs resulting from the car cleaning business, which commenced in 2019, and a credit for certain tax benefits taken in 2018 which were not repeated in 2019.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.2 million and decreased $1.0 million during the three and nine months ended September 30, 2019, respectively, primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Infrastructure revenues
Lease income	$249	$273	$(24)	$869	$1,072	$(203)
Terminal services revenues	2,330	—	2,330	5,176	—	5,176
Other revenue	1,595	3,249	(1,654)	6,109	4,521	1,588
Total revenues	4,174	3,522	652	12,154	5,593	6,561

Expenses
Operating expenses	5,404	3,634	1,770	15,063	8,730	6,333
Depreciation and amortization	1,687	840	847	5,240	2,481	2,759
Interest expense	469	—	469	1,113	545	568
Total expenses	7,560	4,474	3,086	21,416	11,756	9,660

Other income (expense)
Interest income	47	—	47	241	—	241
Other (expense) income	(644)	—	(644)	1,873	—	1,873
Total other (expense) income	(597)	—	(597)	2,114	—	2,114
Loss before income taxes	(3,983)	(952)	(3,031)	(7,148)	(6,163)	(985)
Provision for income taxes	—	—	—	—	—	—
Net loss	(3,983)	(952)	(3,031)	(7,148)	(6,163)	(985)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(80)	(70)	(10)	(166)	(94)	(72)
Net loss attributable to shareholders	$(3,903)	$(882)	$(3,021)	$(6,982)	$(6,069)	$(913)
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Net loss attributable to shareholders	$(3,903)	$(882)	$(3,021)	$(6,982)	$(6,069)	$(913)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	132	97	35	347	253	94
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	644	—	644	(1,873)	—	(1,873)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,687	840	847	5,240	2,481	2,759
Add: Interest expense	469	—	469	1,113	545	568
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	44	—	44	(87)	—	(87)
Adjusted EBITDA (non-GAAP)	$(927)	$55	$(982)	$(2,242)	$(2,790)	$548
________________________________________________________
(1) Includes the following items for the three and nine months ended September 30, 2019: (i) equity-based compensation of $0 and $(4), (ii) interest expense of $41 and $(71) and (iii) depreciation and amortization expense of $3 and $(12), respectively.

Revenues
Comparison of the three months ended September 30, 2019 and 2018
Total revenue increased $0.7 million primarily due to an increase in natural gas sales at Long Ridge.
Comparison of the nine months ended September 30, 2019 and 2018
Total revenue increased $6.6 million primarily due to terminal services revenue of $5.2 million and other revenue of $1.6 million.
The increase in terminal services revenue primarily reflects higher transloading revenue of $5.5 million at Long Ridge.
The increase in other revenue is primarily due to higher oil and gas related activity of $1.1 million at Long Ridge.
Expenses
Comparison of the three months ended September 30, 2019 and 2018
Total expenses increased $3.1 million primarily due to higher operating expenses of $1.8 million and depreciation and amortization of $0.8 million.
The increase in operating expenses primarily reflects increases in (i) operating costs of $0.5 million for proved gas properties at Long Ridge that were previously being capitalized, (ii) compensation and benefits of $0.5 million due to additional headcount and (iii) $0.2 million of repairs and maintenance expenses due to increased activity.
The increase in depreciation and amortization is primarily due to new oil and gas related assets placed into service at Long Ridge.
Comparison of the nine months ended September 30, 2019 and 2018
Total expenses increased $9.7 million primarily due to higher operating expenses of $6.3 million and depreciation and amortization of $2.8 million.
The increase in operating expenses primarily reflects higher (i) facility operations and repairs and maintenance of $2.0 million due to increased activity at Long Ridge, (ii) cost of sales of $1.2 million related to the sale of butane at Repauno, (iii) compensation and benefits of $1.3 million due to additional headcount for Ports and Terminals, (iv) operating costs of $1.1 million for proved gas properties at Long Ridge that were previously being capitalized and (v) $0.7 million increase in professional fees and insurance for Ports and Terminals.
The increase in depreciation and amortization is primarily due to assets placed into service at Long Ridge.
Other Income
Total other income decreased $0.6 million during the three months ended September 30, 2019 primarily due to an unrealized loss of $0.6 million on our electricity derivatives.
Total other income increased $2.1 million during the nine months ended September 30, 2019 primarily due to an unrealized gain of $1.9 million on our electricity derivatives.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.0 million and increased $0.5 million during the three and nine months ended September 30, 2019, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Revenues
Equipment leasing revenues
Lease income	$666	$582	$84	$5,756	$4,699	$1,057
Finance lease income	—	364	(364)	—	1,096	(1,096)
Other revenue	288	153	135	1,458	1,565	(107)
Total revenues	954	1,099	(145)	7,214	7,360	(146)

Expenses
Operating expenses	3,400	3,751	(351)	7,702	10,067	(2,365)
General and administrative	6,284	4,012	2,272	15,313	12,171	3,142
Acquisition and transaction expenses	5,278	1,375	3,903	9,047	4,426	4,621
Management fees and incentive allocation to affiliate	7,378	3,846	3,532	16,926	12,080	4,846
Depreciation and amortization	1,846	1,627	219	5,066	4,855	211
Interest expense	20,791	10,652	10,139	57,826	26,536	31,290
Total expenses	44,977	25,263	19,714	111,880	70,135	41,745

Other income
Equity in earnings of unconsolidated entities	73	113	(40)	91	394	(303)
Interest income	4	4	—	12	12	—
Other income	1,003	—	1,003	1,003	—	1,003
Total other income	1,080	117	963	1,106	406	700
Loss before income taxes	(42,943)	(24,047)	(18,896)	(103,560)	(62,369)	(41,191)
Provision for income taxes	—	—	—	4	2	2
Net loss	(42,943)	(24,047)	(18,896)	(103,564)	(62,371)	(41,193)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to shareholders	$(42,943)	$(24,047)	$(18,896)	$(103,564)	$(62,371)	$(41,193)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2019	2018		2019	2018
Net loss attributable to shareholders	$(42,943)	$(24,047)	$(18,896)	$(103,564)	$(62,371)	$(41,193)
Add: Provision for income taxes	—	—	—	4	2	2
Add: Equity-based compensation expense	—	—	—	—	9	(9)
Add: Acquisition and transaction expenses	5,278	1,375	3,903	9,047	4,426	4,621
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	3,736	(20)	3,756	6,109	553	5,556
Add: Depreciation and amortization expense	1,846	1,627	219	5,066	4,855	211
Add: Interest expense	20,791	10,652	10,139	57,826	26,536	31,290
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(19)	155	(174)	(1)	575	(576)
Less: Equity in earnings of unconsolidated entities	(73)	(113)	40	(91)	(394)	303
Less: Non-controlling share of Adjusted EBITDA (2)	(94)	—	(94)	(268)	—	(268)
Adjusted EBITDA (non-GAAP)	$(11,478)	$(10,371)	$(1,107)	$(25,872)	$(25,809)	$(63)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2019 and 2018: (i) net (loss) income of $(49) and $58 and (ii) interest expense of $30 and $97, respectively. Includes the following items for the nine months ended September 30, 2019 and 2018: (i) net (loss) income of $(102) and $244, (ii) interest expense of $101 and $303 and (iii) depreciation and amortization expense of $0 and $28, respectively.
(2) Includes the following items for the three and nine months ended September 30, 2019: (i) interest expense of $29 and $88 and (ii) depreciation and amortization expense of $65 and $180, respectively.
Revenues
Comparison of the three months ended September 30, 2019 and 2018
Total revenues decreased $0.1 million which primarily reflects a decrease in finance lease income as one of our vessels was put on nonaccrual status due to a casualty event.
Comparison of the nine months ended September 30, 2019 and 2018
Total revenues decreased $0.1 million which primarily reflects a decrease in finance lease income as one of our vessels was put on nonaccrual status due to a casualty event, partially offset by higher lease income due to a vessel being on hire for the entire period in 2019 as compared to 2018.
Expenses
Comparison of the three months ended September 30, 2019 and 2018
Total expenses increased $19.7 million primarily due to higher (i) interest expense of $10.1 million, (ii) acquisition and transaction expenses of $3.9 million and (iii) management fees and incentive allocation to affiliate of $3.5 million.
The increase in interest expense reflects an increase in our average outstanding debt of approximately $508.2 million, which primarily consists of the (i) 2025 Notes of $450.0 million, (ii) 2022 Notes of $44.4 million and (iii) Revolving Credit Facility of $20.0 million.
The increase in acquisition and transaction expenses primarily reflects a higher reimbursement to the Manager due to an increase in transaction volume compared to 2018.
The increase in management fees and incentive allocation to affiliate reflects incentive fees paid to the Manager related to gains on sale of equipment recognized during the period.
Comparison of the nine months ended September 30, 2019 and 2018
Total expenses increased $41.7 million primarily due to higher (i) interest expense of $31.3 million, (ii) management fees and incentive allocation to affiliate of $4.8 million and (iii) acquisition and transaction expenses of $4.6 million.
The increase in interest expense reflects an increase in our average outstanding debt of approximately $582.8 million, which consists of the (i) 2025 Notes of $383.3 million, (ii) 2022 Notes of $138.5 million and (iii) Revolving Credit Facility of $67.2 million.
The increase in management fees and incentive allocation to affiliate reflects incentive fees paid to the Manager related to gains on sale of equipment recognized during the period.

The increase in acquisition and transaction expenses primarily reflects a higher reimbursement to the Manager due to an increase in transaction volume compared to 2018.
Other Income
Other income increased $1.0 million and $0.7 million during the three and nine months ended September 30, 2019, respectively, primarily due to a gain of approximately $1.0 million from casualty insurance proceeds received on one of our vessels.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.1 million and $0.1 million during the three and nine months ended September 30, 2019, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) dividends to our shareholders and holders of eligible participating securities, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.

•	Cash used for the purpose of making investments was $590.7 million and $533.5 million during the nine months ended September 30, 2019 and 2018, respectively.

•	Dividends to shareholders and holders of eligible participating securities were $85.2 million and $82.6 million during the nine months ended September 30, 2019 and 2018, respectively.

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

•
Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $155.2 million and $128.9 million during the nine months ended September 30, 2019 and 2018, respectively.

•
During the nine months ended September 30, 2019, additional borrowings were obtained in connection with the 2025 Notes of $148.7 million, 2022 Notes of $147.8 million, Revolving Credit Facility of $105.0 million, LREG Credit Agreement of $104.4 million, DRP Revolver of $25.0 million, Jefferson Revolver of $23.2 million and CMQR Credit Agreement of $15.6 million. We made total principal repayments of $218.9 million, primarily relating to the Revolving Credit Facility of $175.0 million, Jefferson Revolver of $23.0 million and CMQR Credit Agreement of $14.4 million. During the nine months ended September 30, 2018, additional borrowings were obtained in connection with the 2025 Notes of $291.0 million, Revolving Credit Facility of $150.0 million, 2022 Notes of $100.0 million, Jefferson Revolver of $49.5 million, net of financing costs, and the CMQR Credit Agreement of $24.8 million. We made total principal repayments of $181.9 million, primarily relating to the Revolving Credit Facility, CMQR Credit Agreement and FTAI Pride Credit Agreement.

•	Proceeds from the sale of assets were $166.3 million and $30.5 million during the nine months ended September 30, 2019 and 2018, respectively.

•
Proceeds from the issuance of common shares was $128.5 million, net of issuance costs of $2.1 million, during the nine months ended September 30, 2018. There were no issuances of common shares in 2019.

•	Proceeds from the issuance of preferred shares was $82.9 million, net of issuance costs, during the nine months ended September 30, 2019.
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

Historical Cash Flow
Comparison of the nine months ended September 30, 2019 and 2018
The following table compares the historical cash flow for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flow Data:
Net cash provided by operating activities	$92,713	$86,415
Net cash used in investing activities	(409,853)	(501,606)
Net cash provided by financing activities	346,887	507,885
Net cash provided by operating activities increased $6.3 million primarily due to an increase in net income of $41.7 million and adjustments to reconcile net income which include increases in (i) depreciation and amortization of $29.0 million and (ii) amortization of lease intangibles and incentives of $6.4 million. The overall increase was partially offset by decreases in (iii) gain on sale of equipment of $56.2 million and (iv) changes in accounts receivable, other assets and other liabilities due to the continued expansion of operations across all business segments.
Net cash used in investing activities decreased $91.8 million primarily due to (i) proceeds from sale of leasing equipment of $135.9 million, (ii) a decrease in acquisition of leasing equipment of $43.0 million and (iii) principal collections on finance leases of $12.4 million. The overall decrease was partially offset by (iv) the acquisition of property, plant and equipment of $65.2 million, (v) purchase deposits for acquisitions of $28.5 million and (vi) an additional investment in unconsolidated subsidiaries of $12.4 million.
Net cash provided by financing activities decreased $161.0 million primarily due to decreases in (i) proceeds from the issuance of common shares net of issuance costs of $127.7 million, (ii) a decrease in proceeds from debt of $46.5 million, (iii) repayment of debt of $37.1 million and (iv) payment of deferred financing costs of $28.9 million. The overall decrease was partially offset by proceeds from the issuance of preferred shares net of issuance costs of $82.9 million.
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

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net Cash Provided by Operating Activities	$92,713	$86,415
Add: Principal Collections on Finance Leases	13,094	658
Add: Proceeds from Sale of Assets	166,297	30,487
Add: Return of Capital Distributions from Unconsolidated Entities	1,424	872
Less: Required Payments on Debt Obligations (1)	(29,513)	(6,231)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	33,803	11,735
Funds Available for Distribution (FAD)	$277,818	$123,936
________________________________________________________
(1) Required payments on debt obligations for the nine months ended September 30, 2019 exclude repayments of $175,000 for the Revolving Credit Facility and $14,421 for the CMQR Credit Agreement, and for the nine months ended September 30, 2018 exclude repayments of $150,000 for the Revolving Credit Facility and $25,625 for the CMQR Credit Agreement, all of which were voluntary refinancings as repayments of these amounts were not required at such time.
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
Contractual Obligations
The following table summarizes our future obligations, by period due, as of September 30, 2019, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of September 30, 2019.

(in thousands)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
FTAI Pride Credit Agreement	$1,563	$41,493	$—	$—	$—	$—	$43,056
CMQR Credit Agreement	—	—	—	23,275	—	—	23,275
Revolving Credit Facility	—	—	—	30,000	—	—	30,000
Jefferson Revolver	—	—	50,000	—	—	—	50,000
DRP Revolver	—	—	25,000	—	—	—	25,000
LREG Credit Agreement	—	—	—	—	—	104,438	104,438
Series 2012 Bonds	—	1,810	1,960	2,120	2,295	31,365	39,550
Series 2016 Bonds	—	144,200	—	—	—	—	144,200
Senior Notes due 2022	—	—	—	700,000	—	—	700,000
Senior Notes due 2025	—	—	—	—	—	450,000	450,000
Total principal payments on loans and bonds payable	1,563	187,503	76,960	755,395	2,295	585,803	1,609,519

Total estimated interest payments (1)	27,337	96,020	90,635	50,360	39,765	98,542	402,659
Obligation to third-party	—	9,283	—	—	—	—	9,283
Operating lease obligations	2,446	6,190	4,820	4,067	3,150	108,029	128,702
Capital lease obligations	105	406	272	147	31	—	961
	29,888	111,899	95,727	54,574	42,946	206,571	541,605
Total contractual obligations	$31,451	$299,402	$172,687	$809,969	$45,241	$792,374	$2,151,124
________________________________________________________
(1) Estimated interest rates as of September 30, 2019.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisitions of CMQR and Jefferson Terminal. The carrying amount of goodwill is approximately $116.6 million as of both September 30, 2019 and December 31, 2018.
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
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2019 and 2020 and is subject to obtaining rail capacity for crude, permits for pipeline, movements in future oil spreads and construction of additional infrastructure for increased volumes. We have generally experienced consistent strengthening in volumes at Jefferson Terminal across all product lines throughout 2019. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 2.9 million of storage, or approximately 13% of capacity, is currently operational, and we are expanding to add an additional 1.4 million barrels during the fourth quarter of 2019. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 14% and our terminal growth rate of 3%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next two to three years will affect our forecasted growth and therefore our estimated fair value. Three separate pipeline projects will commence construction during the fourth quarter of 2019 and are expected to be complete near the end of 2020. We expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2020. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Projections are revised as information is made available based on negotiations with customers, status of construction projects and macro conditions influencing the markets we serve. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, due to strengthening macroeconomic conditions such as increased oil prices, and our expectation that the spread between Western Canadian Crude and Western Texas Intermediate will increase over the long term, we remain positive for the outlook of Jefferson Terminal’s earnings potential.
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
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates. In addition, the following discussion does not take into account our Series A preferred shares, on which distributions currently accrue interest at a fixed rate but will accrue interest at a floating rate based on three-month LIBOR plus a spread from and after September 15, 2024.
As of September 30, 2019, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase/decrease in interest expense of approximately $1.7 million over the next 12 months before the impact of interest rate derivatives.
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
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our shares. However, these categories do overlap and should not be considered exclusive.
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
On July 6, 2013, prior to our ownership, a train carrying crude oil on the MM&A line derailed near Lac-Mégantic, Quebec which resulted in fires that claimed the lives of 47 individuals (the “Incident”). Approximately two million gallons of crude oil were either burned or released into the environment, including into the nearby Chaudière River. Prior to our acquisition of the MM&A assets in May and June 2014, we received written assurance from the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks that it would take full responsibility for the environmental clean-up and that it would not hold CMQR liable for any environmental damages or costs relating to clean-up or restoration of the affected area as a result of the Incident. While we do not anticipate any liability relating to the Incident, including liability for claims alleging personal injury, property damage or natural resource damages, there can be no assurance that such claims relating to the Incident will not arise in the future. No claims have been made or threatened against us as of September 30, 2019 and we do not anticipate any expenditures relating to environmental clean-up (including impacts to the Chaudière River) as a result of the Incident.
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
So long as we would not be required to register as an investment company under the Investment Company Act of 1940 if we were a U.S. Corporation and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”), on a continuing basis, FTAI will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Holders of our common shares may be subject to U.S. federal, state, local and possibly, in some cases, non-U.S. income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of Holdco or any other entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable year, regardless of whether they receive cash dividends from us. Such shareholders may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income.
In addition, certain of our holdings, including holdings, if any, in a controlled foreign corporation (as defined in the Code) (a “CFC”) may produce taxable income prior to our receipt of cash relating to such income, and shareholders subject to U.S. federal income tax will be required to take such income into account in determining their taxable income.
Certain tax consequences of the ownership of our preferred shares, including treatment of distributions as guaranteed payments for the use of capital, are uncertain.
The tax treatment of distributions on our preferred shares is uncertain. We intend to treat the holders of our preferred shares as partners for tax purposes and we intend to treat distributions on the shares as guaranteed payments for the use of capital that will generally be taxable to the holders of our preferred shares as ordinary income. Although a holder of our preferred shares will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution), we anticipate accruing and making the guaranteed payment distributions quarterly. Except in the case of any loss recognized in connection with our liquidation, holders of our preferred shares are generally not anticipated to share in our items of income, gain, loss or deduction, nor are they anticipated to be allocated any share of our nonrecourse liabilities. If our preferred shares were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of our preferred shares. Finally, if holders of our preferred shares were entitled to an allocation of income from FTAI, the risk factors applicable to holders of common shares would generally apply.

U.S. tax reform could adversely affect us and our shareholders.
On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The TCJA is generally effective for taxable years beginning after December 31, 2017. The TCJA includes significant amendments to the Code, including amendments that significantly change the taxation of individuals and business entities, including the taxation of offshore earnings and the deductibility of interest. Some of the amendments could adversely affect our business and financial condition and the value of our shares. In some cases, there is uncertainty around the scope and application of the new legislation that may be addressed in future guidance issued by the U.S. Department of Treasury and the IRS.
Prospective investors should consult their tax advisors about the TCJA and its potential impact before investing in our shares.
Under the TCJA, shareholders that are not U.S. persons could be subject to U.S. federal income tax, including a 10% withholding tax, on the disposition of our shares.
If the Internal Revenue Service (the “IRS”) were to determine that we, Holdco, or any other entity in which we invest that is subject to tax on a flow-through basis, is engaged in a U.S. trade or business for U.S. federal income tax purposes, any gain recognized by a foreign transferor on the sale, exchange or other disposition of our shares would generally be treated as “effectively connected” with such trade or business to the extent it does not exceed the effectively connected gain that would be allocable to the transferor if we sold all of our assets at their fair market value as of the date of the transferor’s disposition. Under the TCJA, any such gain that is treated as effectively connected will generally be subject to U.S. federal income tax. In addition, the transferee of the shares or the applicable withholding agent would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of our liabilities and would therefore generally exceed the amount of transferred cash received by transferor in the disposition, unless the transferor provides an IRS Form W-9 or an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. If the transferee fails to properly withhold such tax, we would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest. Although we do not believe that we are currently engaged in a U.S. trade or business (directly or indirectly through pass-through subsidiaries), we are not required to manage our operations in a manner that is intended to avoid the conduct of a U.S. trade or business.
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
If we fail to satisfy the Qualifying Income Exception, we would be required to pay U.S. federal income tax at regular corporate rates on our income. Although the TCJA reduced regular corporate rates from 35% to 21%, our failure to qualify as a partnership for U.S. federal income tax purposes could nevertheless adversely affect our business, operating results and financial condition. In addition, we would likely be liable for state and local income and/or franchise taxes on our income. Finally, distributions of cash to shareholders would constitute qualified dividend income taxable to such shareholders to the extent of our earnings and profits and would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for shareholders and thus could result in a substantial reduction in the value of our shares.
Shareholders that are not U.S. persons should also anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our shares.
In light of our intended investment activities, we may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes (directly or indirectly through pass-through subsidiaries), in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. persons. Moreover, we anticipate that, in the future, we will sell interests in U.S. real holding property corporations (each a “USRPHC”) and therefore be deemed to be engaged in a U.S. trade or business at such time. If we were to realize gain from the sale or other disposition of a U.S. real property interest (including a USRPHC) or were otherwise engaged in a U.S. trade or business, non-U.S. persons holding our common shares generally would be required to file U.S. federal income tax returns and would be subject to U.S. federal withholding tax on their allocable share of the effectively connected income on gain at the highest marginal U.S. federal income tax rates applicable to ordinary income. Likewise, non-U.S. persons holding our preferred shares, by virtue of receiving guaranteed payments, may be required to file U.S. federal income tax returns and may be subject to U.S. federal withholding tax on their guaranteed payments, irrespective of our operations or investments. In both cases, non-U.S. persons that are corporations may also be subject to a branch profits tax on their allocable share of such income. Non-U.S. persons should anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our shares. Non-U.S. shareholders are urged to consult their tax advisors regarding the tax consequences of an investment in our shares.
Non-U.S. persons that hold (or are deemed to hold) more than 5% of any class of our shares (or held, or were deemed to hold, more than 5% of any class of our shares) may be subject to U.S. federal income tax upon the disposition of some or all their shares.
If a non-U.S. person held more than 5% of any class of our shares at any time during the 5-year period preceding such non-U.S. person’s disposition of such shares, and we were considered a USRPHC (determined as if we were a U.S. corporation) at any time during such 5-year period because of our current or previous ownership of U.S. real property interests above a certain threshold, such non-U.S. person may be subject to U.S. tax on such disposition of such shares (and may have a U.S. tax return filing obligation).
Tax-exempt shareholders may face certain adverse U.S. tax consequences from owning our shares.
We are not required to manage our operations in a manner that would minimize the likelihood of generating income that would constitute “unrelated business taxable income” (“UBTI”) to the extent allocated to a tax-exempt shareholder. Although we expect to invest through subsidiaries that are treated as corporations for U.S. federal income tax purposes and such corporate investments would generally not result in an allocation of UBTI to a shareholder on account of the activities of those subsidiaries, we may not invest through corporate subsidiaries in all cases. Moreover, UBTI also includes income attributable to debt-financed property and we are not prohibited from incurring debt to finance our investments, including investments in subsidiaries. Furthermore, we are not prohibited from being (or causing a subsidiary to be) a guarantor of loans made to a subsidiary. If we (or certain of our subsidiaries) were treated as the borrower for U.S. tax purposes on account of those guarantees, some or all of our investments could be considered debt-financed property. In addition, the treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain, and so distributions on our preferred shares may be treated as UBTI for federal income tax purposes, irrespective of our operations or the structure of our investments. The potential for income to be characterized as UBTI could make our shares an unsuitable investment for a tax-exempt entity. Tax-exempt shareholders are urged to consult their tax advisors regarding the tax consequences of an investment in our shares.
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
Certain of our corporate subsidiaries have significant NOLs, and any limitation on their use could materially affect our profitability. Such a limitation could occur if our corporate subsidiaries were to experience an "ownership change" as defined under Section 382 of the Code. The rules for determining ownership changes are complex, and changes in the ownership of our shares could cause an ownership change in one or more of our corporate subsidiaries. Sales of our shares by our shareholders, as well as future issuances of our shares, could contribute to a potential ownership change in our corporate subsidiaries.
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
The U.S. federal income tax treatment of our shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax treatment of our shareholders may also be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect our investments and commitments that were previously made, and could adversely affect the value of our shares or cause us to change the way we conduct our business.
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
Rules regarding U.S. federal income tax liability arising from IRS audits could adversely affect our shareholders.
For taxable years beginning on or after January 1, 2018, we will be liable for U.S. federal income tax liability arising from an IRS audit, unless certain alternative methods are available and we elect to use them. It is possible that certain shareholders or we may be liable for taxes attributable to adjustments to our taxable income with respect to tax years that closed before such shareholders owned our shares. Accordingly, these rules may adversely affect certain shareholders in certain cases. This differs from the rules that apply for taxable years beginning before January 1, 2018, which generally provide that tax adjustments only affect the persons who were shareholders in the tax year in which the item was reported on our tax return. The manner in which these rules apply is uncertain and in many respects depends on the promulgation of future regulations or other guidance by the U.S. Treasury Department or the IRS.
Risks Related to Our Shares
The market price and trading volume of our common and preferred shares may be volatile, which could result in rapid and substantial losses for our shareholders.
The market price of our common and preferred shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common and preferred shares may fluctuate and cause significant price variations to occur. If the market price of our common or preferred shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our common and preferred shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares include:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common shares;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	prevailing interest rates or rates of return being paid by other comparable companies and the market for securities similar to our preferred shares;

•	additional issuances of preferred shares;

•	whether we we declare distributions on our preferred shares;

•	overall market fluctuations;

•	general economic conditions; and

•	developments in the markets and market sectors in which we participate.
Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common and preferred shares.
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
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. Since 2015, we granted our Manager an option to acquire 1,401,726 common shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of September 30, 2019, rights relating to 1,426,726 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Although we currently intend to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, pursuant to the Partnership Agreement, the General Partner will be entitled to receive incentive allocations before any amounts are distributed by us based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively. Furthermore, the terms of our Series A preferred shares generally prevent us from declaring or paying dividends on or repurchasing our common shares or other junior capital unless all accrued distributions on such preferred shares have been paid in full.
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
	3.2
Second Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of September 12, 2019 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-A, filed September 12, 2019).

	3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
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

	4.11
Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).

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

	Exhibit No.	Description
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

10.16
Credit Agreement Amendment No. 2 dated as of February 8, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 11, 2019).

10.17
Credit Agreement Amendment No. 3 dated as of August 6, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 9, 2019).

*	10.18
Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

*	10.19
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

10.21
Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

†	10.22
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	November 1, 2019
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	November 1, 2019
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	November 1, 2019
Eun Nam
Chief Accounting Officer