Form 10-K
period 2019-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2020-02-28
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-37386
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
(Exact name of registrant as specified in its charter)

Delaware			32-0434238
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (212) 798-6100
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of exchange on which registered:
Class A common shares, $0.01 par value per share	FTAI	New York Stock Exchange
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAI PR A	New York Stock Exchange
8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares	FTAI PR B	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting common equity of Fortress Transportation and Infrastructure Investors LLC held by non-affiliates as of the close of business as of June 30, 2019 was approximately $1.3 billion.
There were 84,992,977 common shares representing limited liability company interests outstanding at February 27, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2020 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to renew existing contracts and enter into new contracts with existing or potential customers;
•the availability and cost of capital for future acquisitions;
•concentration of a particular type of asset or in a particular sector;
•competition within the aviation, energy and intermodal transport sectors;
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
•volatility in the market price of our shares;
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
PART I
Item 1. Business
Our Company
Fortress Transportation and Infrastructure Investors LLC, a Delaware limited liability company, was formed on February 19, 2014. Except as otherwise specified, “FTAI”, “we”, “us”, “our”, or “the Company” refer to us and our consolidated subsidiaries, including Fortress Worldwide Transportation and Infrastructure General Partnership (“Holdco”). Our business has been, and will continue to be, conducted through Holdco for the purpose of acquiring, managing and disposing of transportation and transportation-related infrastructure and equipment assets. Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), owns approximately 0.05% of Holdco and is the general partner of Holdco, which was formed on May 9, 2011 and commenced operations on June 23, 2011.
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
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2019, we had total consolidated assets of $3.2 billion and total equity of $1.3 billion.
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

The charts below illustrate our existing assets, and our equity deployed in acquiring these assets separated by reporting segment as of December 31, 2019:

Percentage of Total Assets by Reportable Segment

Corporate and Other:12.2%
Ports and Terminals:11.3%
Aviation Leasing:52.4%
Jefferson Terminal:24.1%

Percentage of Total Equity by Reportable Segment

Ports and Terminals:13.9%
Jefferson Terminal:21.1%
Aviation Leasing:65.0%

Note:
•Jefferson Terminal and Ports and Terminals are included in our Infrastructure Business; Aviation Leasing is included in our Equipment Leasing Business.

Our Strategy
We invest across a number of major sectors within the transportation industry, including aviation, energy, intermodal transport and ports and terminals, and we may pursue acquisitions in other areas as and when they arise in the future. In general, we seek to own a diverse mix of high quality infrastructure and equipment within our target sectors that generate predictable cash flows, in markets that we believe provide the potential for strong long-term growth and attractive returns on deployed capital. We believe that by investing in a diverse mix of assets across sectors, we can select from among the best risk-adjusted investment opportunities, while avoiding overconcentration in any one segment, further adding to the stability of our business.
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
Please refer to Note 16 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for further details regarding our Management Agreement.

Our Portfolio
We own and acquire high quality infrastructure and equipment that is essential for the transportation of goods and people globally. We currently invest across four market sectors: aviation, energy, intermodal transport and ports and terminals. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation.
Leasing Equipment
Aviation
As of December 31, 2019, in our Aviation Leasing segment, we own and manage 238 aviation assets, including 74 aircraft and 164 commercial engines.
As of December 31, 2019, 69 of our commercial aircraft and 108 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 80% utilized as of December 31, 2019, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 29 months, and our engines currently on-lease have an average remaining lease term of 10 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2019	14	56	70
Purchases	4	27	31
Sales	(1)	(4)	(5)
Transfers	(3)	(19)	(22)
Assets at December 31, 2019	14	60	74

Engines
Assets at January 1, 2019	78	64	142
Purchases	23	8	31
Sales	(19)	(39)	(58)
Transfers	10	39	49
Assets at December 31, 2019	92	72	164

Infrastructure
Jefferson Terminal
In August 2014, we and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal (“Jefferson”), a Texas-based group of companies developing crude oil and refined products logistics assets. As of December 31, 2019, Jefferson is wholly owned by us and certain Fortress affiliates.
Jefferson Terminal is located on approximately 250 acres of land at the Port of Beaumont, Texas (the “Port”). Today, Jefferson leases 185 acres from the Port. As part of the lease, Jefferson was granted the concession to operate as the sole handler of liquid hydrocarbons at the Port. Jefferson does not own any land at Jefferson Terminal, but does own certain equipment and leasehold improvements carried out as part of the Jefferson Terminal build-out.
Jefferson Terminal is developing a large multi-modal crude oil and refined products handling terminal at the Port and also owns several other assets for the transportation and processing of crude oil and related products. Jefferson Terminal has a unique combination of direct rail service from three Class I railroads, barge docks and deep water ship loading capacity, capabilities to handle multiple types of products including refined products and both free-flowing crude oil and bitumen, and a prime location close to Port Arthur and Lake Charles, which are home to refineries with over 2.3 million barrels per day of capacity. Today, Jefferson Terminal has approximately 4.4(1) million barrels of storage tanks in operation. As we secure new storage/handling contracts, we expect to expand storage capacity and/or develop new assets. The timing of the ultimate development of Jefferson Terminal will be dependent, in part, on the pace at which contracts are executed as well as the amount of volume subject to such contracts.

Jefferson Terminal’s prime location and excellent optionality make it well suited to provide logistics solutions to regional and global refineries, including blending, storage and delivery of crude oil and refined products. Heavy crude oil from Western Canada is in high demand on the Gulf Coast because most refineries in the area are configured to handle heavier crudes (previously sourced predominately from Mexico and Venezuela) than those in other parts of the United States. Canadian conventionally produced heavy crude is well suited for transport by rail rather than pipeline because of its high viscosity. Jefferson Terminal is one of only a few terminals on the Gulf Coast that has heated unloading system capabilities to handle this type of heavy crude. As the production of Western Canadian crude oil grows in excess of existing pipeline capacity, demand for crude-by-rail to the Gulf Coast is expected to increase. Refined products opportunities for storage and logistics are expected to continue to be positively impacted by Mexico deregulating its imports of both gasoline and diesel.
Jefferson Terminal operates an unheated crude oil unloading system, which has the capacity to discharge a unit train of up to 114 cars, and a heated crude oil unloading system which has the capacity to unload a unit train of up to 128 cars of high viscosity crude oil. Jefferson Terminal has storage tanks with capacity to hold approximately 3.7(1) million barrels configured for crude oil in service. Of the 3.7(1) million barrels, 0.8(1) million and 1.4(1) million barrels were brought online in 2019, in April and October, respectively.
Mexican demand for U.S.-sourced refined products continues to increase, however Mexico lacks the infrastructure required to efficiently import, store and distribute large volumes of gasoline and diesel. This has spurred the rapid build-out of new Mexican transloading rail terminals, as well as storage capacity on both sides of the U.S.-Mexico border. To meet such increased demand, Jefferson operates a refined products system which receives three grades of products by inland tank barge via the barge dock, stores the cargo in six tanks with a combined capacity of approximately 0.7(1) million barrels, and operates a 20 spot rail car loading system with the capacity to load approximately 40,000 barrels per day. This system may be further expanded to meet additional market demand.
Expansion projects currently under various stages of construction include: (1) three pipeline projects with diameters of 10” to 24” being built to move crude and other refined products to and from customers outside the Jefferson Terminal; (2) an electrical substation and a pump station to support pipeline operations; (3) conversion of rail track previously used for ethanol service to crude oil service; and (4) a rail expansion of approximately 24,850 feet of new track to maximize Jefferson Terminal’s Class I rail services. As of early 2020, the rail expansion and ethanol unloading rack conversion projects are substantially complete. The majority of the pipeline expansions are expected to be completed in 2020. Completion of construction is subject to a number of factors, some of which are beyond our control, and there can be no assurance that we will not experience delays.
In addition to the Jefferson Terminal, Jefferson owns several other energy and transportation-related assets, including 300 tank railcars which are leased to third parties; a gas processing and condensate stabilization plant; pipeline rights-of-way; and a private inland marine terminal property all of which can be developed. These assets can be deployed or developed in the future to meet market demands for transportation and hydrocarbon processing, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow. As we secure customer contracts, we expect to invest equity capital to fund working capital needs and future construction, which may be required.
(1) All storage tank capacities refer to shell-tank capacity.
Long Ridge Energy Terminal
During 2017, through Ohio River Partners Shareholder LLC (“ORP”), a consolidated subsidiary, we purchased 100% of the interests in the assets of Long Ridge which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. In December 2019, ORP contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest for $150 million in cash, plus an earn out. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method.
Repauno
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, which includes the additional 8% economic interest we purchased from non-controlling interest holders in DRP for $4.5 million in April 2019, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a variable interest entity (“VIE”). We concluded that we are the primary beneficiary and, accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements.
Corporate and Other
In addition to the above investments, our Corporate and Other segment includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers on both an operating lease and finance lease basis and (iii) railroad assets retained after the December 2019 sale of our railroad business, which consists of equipment that support a railcar cleaning business.

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
Credit Process
We and our Manager monitor the credit quality of our various lessees on an ongoing basis. This monitoring includes interacting with our customers regularly to monitor collections, review periodic financial statements and discuss their operating performance. Most of our lease agreements are written with conditions that require reporting on the part of our lessees, and we actively reach out to our lessees to maintain contact and monitor their liquidity positions. Furthermore, many of our leases and contractual arrangements include credit enhancement elements that provide us with additional collateral or credit support to strengthen our credit position.
We are subject to concentrations of credit risk with respect to amounts due from customers on our direct finance leases and operating leases. We attempt to limit credit risk by performing ongoing credit evaluations. See “-Customers.”
Customers
Our customers consist of global operators of transportation and infrastructure networks, including airlines, offshore energy service providers and major shipping lines. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the transportation and infrastructure sector. Given our limited operating history, a substantial portion of our revenue has historically been derived from a small number of customers. For the year ended December 31, 2019, we earned approximately 19% of our revenue from our largest customer. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to release assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
Employees
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors, and as a result, as of December 31, 2019, we have no employees other than 70 individuals employed by Jefferson, three individuals employed by the Offshore Energy segment and ten individuals employed by Repauno. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of our Manager are not a party to any collective bargaining agreement. In addition, our Manager expects to utilize third party contractors to perform services and functions related to the operation and leasing of our assets such as aircraft, jet engines and shipping containers. These functions may include billing, collections, recovery and asset monitoring.
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

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our common shares. However, these categories do overlap and should not be considered exclusive.
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
The North American rail sector is a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our operational costs of doing business, thereby adversely affecting our profitability.
The rail sector is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, rates and charges, service obligations, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by U.S. federal agencies including the U.S. Environmental Protection Agency, the U.S. Department of Transportation (DOT), the Occupational Safety and Health Act (OSHA), the U.S. Federal Railroad Administration (FRA), and the U.S. Surface Transportation Board (STB), as well as numerous other state, provincial, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of hydraulic fracturing and other improvements in extraction technologies, there has been a substantial increase in the volume of crude oil and liquid hydrocarbons produced and transported in North America, and a geographic shift in that production versus historical production. The increase in volume and shift in geography has resulted in increased pipeline congestion and a corresponding growth in crude oil being transported by rail from Canada and across the U.S. High-profile accidents involving crude-oil-carrying trains in Quebec, North Dakota and Virginia, and more recently in Saskatchewan, West Virginia and Illinois, have raised concerns about derailments and the environmental and safety risks associated with crude oil transport by rail and the associated risks arising from railcar design. In Canada, the transport of hazardous products is receiving greater scrutiny which could impact our customers and our business.
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
The operations of transportation and infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires, derailments, major plant breakdowns, pipeline or electricity line ruptures or other disasters. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, either indirectly through our lessees or charterers or through our own insurance policies, no assurance can be given that the occurrence of any such event will not materially adversely affect us. In addition, if a lessee or charterer is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease or charter. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
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
The agreements governing our indebtedness, including, but not limited to, the indenture governing our Senior Notes and the revolving credit facility entered into on June 16, 2017 (“Revolving Credit Facility”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
The expected discontinuation of the LIBOR benchmark interest rate may have an impact on our business.
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates.
In the United States, the Alternative Reference Rate Committee (“ARRC”), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The Secured Overnight Finance Rate (“SOFR”) has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated to be gradual over the coming years.
As of December 31, 2019, we had $111.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.

A cyberattack that bypasses our information technology, or IT, security systems or the IT security systems of our third-party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.
Parts of our business depend on the secure operation of our IT systems and the IT systems of our third-party providers to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack that bypasses our IT security systems or the IT security systems of our third-party providers, causing an IT security breach, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks.
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
Our officers and other individuals who perform services for us (other than Jefferson, Repauno and Long Ridge employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive allocations distributed to the General Partner and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Inc., Trac Intermodal and Florida East Coast Industries - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Inc. and Trac Intermodal. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Inc. and Trac Intermodal, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Inc., Trac Intermodal and Florida East Coast Industries, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
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
We may hold or acquire certain investments through entities classified as CFCs or PFICs for U.S. federal income tax purposes.
Many of our investments are in non-U.S. corporations or are held through non-U.S. subsidiaries that are classified as corporations for U.S. federal income tax purposes. Some of these foreign entities may be classified as controlled foreign corporations (“CFCs”) or passive foreign investment companies (“PFICs”) (each as defined in the Code). Shareholders subject to U.S. federal income tax may experience adverse U.S. federal income tax consequences related to the indirect ownership of CFC or PFIC shares. For example, such shareholders may be required to take into account U.S. taxable income with respect to such CFCs or PFICs without a corresponding receipt of cash from us. In addition, under the CFC rules, certain capital gains are treated as ordinary dividend income and shareholders could be subject to income inclusions in respect of the "global intangible low-taxed income" of the CFC. Treasury regulations have been proposed that, if finalized, will generally have the effect of limiting certain adverse consequences of the CFC rules to shareholders treated for U.S. federal income tax purposes as owning indirectly or constructively (including through other partnerships) stock possessing 10% or more of the voting power or value of such CFCs. Taxpayers are permitted to rely, and we intend to rely, on such proposed regulations.
Under the PFIC rules, indirect ownership of PFIC shares by U.S. persons generally gives rise to materially adverse U.S. federal income tax consequences, which may be mitigated by electing to treat the PFIC as a qualified electing fund (“QEF”). We currently anticipate using commercially reasonable efforts to make such an election (a “QEF Election”) with respect to each PFIC in which we hold a material interest, directly or indirectly, in the first year during which we hold shares in such entity. As a result, U.S. holders of our common shares will generally be subject to tax on a current basis on their respective shares of each such PFIC’s undistributed ordinary earnings and net capital gains for each year in which the entity is a PFIC, regardless of whether such holders receive a corresponding distribution of cash from us. In certain cases, however, we may be unable to make a QEF Election with respect to a PFIC because, for example, we are unable to obtain the necessary information. In such event, U.S. holders of our common shares will be subject to imputed interest charges and other disadvantageous tax treatment with respect to certain “excess distributions” from the PFIC and gain realized upon the direct or indirect sale of the PFIC (including through the sale our common shares).
Prospective investors should consult their tax advisors regarding the potential impact of the rules regarding CFCs and PFICs before investing in our shares.
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
The Tax Cuts and Jobs Act” (the “TCJA”), which is generally effective for taxable years beginning after December 31, 2017, amended the Code in a manner that significantly changed the taxation of individuals and business entities, including with respect to the taxation of offshore earnings and the deductibility of interest. In some cases, there is uncertainty around the scope and application of the new legislation that may be addressed in future guidance issued by the U.S. Department of Treasury and the IRS. Some of the changes could adversely affect our business and financial condition and the value of our shares.
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
Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We believe that our return from investments will include interest, dividends, capital gains and other types of qualifying income, but no assurance can be given as to the types of income that will be earned in any given year.

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
The ability of our corporate subsidiaries to utilize net operating losses (“NOLs”) to offset their future taxable income may become limited.
Certain of our corporate subsidiaries have significant NOLs, and any limitation on their use could materially affect our profitability. Such a limitation could occur if our corporate subsidiaries were to experience an “ownership change” as defined under Section 382 of the Code. The rules for determining ownership changes are complex, and changes in the ownership of our shares could cause an ownership change in one or more of our corporate subsidiaries. Sales of our shares by our shareholders, as well as future issuances of our shares, could contribute to a potential ownership change in our corporate subsidiaries.
Our subsidiaries may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that our subsidiaries are subject to greater taxation than we currently anticipate. Further, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (“BEPS”) recently entered into force among the jurisdictions that ratified it. The implementation of BEPS prevention measures could result in a higher effective tax rate on our worldwide earnings by, for example, reducing the tax deductions or otherwise increasing the taxable income of our subsidiaries. In addition, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax. It is possible that the IRS could assert that a greater portion of any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax.
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
•prevailing interest rates or rates of return being paid by other comparable companies and the market for securities similar to our preferred shares;

•additional issuances of preferred shares;
•whether we we declare distributions on our preferred shares;
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
As a public company, we are required to comply with Section 404 (“Section 404”) of the Sarbanes-Oxley Act. Section 404 requires that we evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also requires an independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Because we ceased to be an emerging growth company at the end of 2017, we were required to have our independent registered public accounting firm attest to the effectiveness of our internal controls in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2019 and December 31, 2018, and will be required to do so going forward. The outcome of our review and the report of our independent registered public accounting firm may adversely affect our results of operations, financial condition and liquidity. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. If we discover a material weakness in our internal control over financial reporting, our share price could decline and our ability to raise capital could be impaired.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. Since 2015, we granted our Manager an option to acquire 2,088,704 common shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of December 31, 2019, rights relating to 2,113,704 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Ireland and Dubai. Our Jefferson Terminal operating segment leases approximately 200 acres of property for its terminal facilities and leases approximately 12,300 square feet of office space in Texas and 300 square feet in Canada. We are redeveloping Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern, to be a multi-purpose, multi-modal deepwater port. Additionally, our aviation leasing business, railcar cleaning business and offshore energy business lease office space in Florida, Maine, and Singapore, respectively. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NYSE under the symbol “FTAI” on May 15, 2015, the date of the IPO. As of February 25, 2020, there were approximately twelve record holders of our common shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
On February 27, 2020, our Board of Directors declared a cash dividend on our common shares of $0.33 per share for the quarter ended December 31, 2019, payable on March 24, 2020 to the holders of record on March 13, 2020.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with the IPO, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2019, the Incentive Plan provides for the issuance of up to 29.9 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2019.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	2,113,704	$16.85	29,879,592
Equity compensation plans not approved by security holders	—	—	—
Total	2,113,704		29,879,592
______________________________________________________________________________________
(1) Excludes 25,000 stock options and 95,408 common shares issued to directors as compensation.

Performance Graph
The following graph compares the cumulative total return for our common shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P Mid Cap 400, Dow Jones US Transportation Services, and Alerian MLP. The graph assumes an investment of $100 in our common shares and in each of the indices on May 14, 2015, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortress Transportation & Infrastructure Investors LLC, the S&P Midcap 400 Index, the Dow Jones US Transportation Services Index and Alerian MLP

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
Index Value
5/15
12/15
12/16
12/17
12/18
12/19
Fortress Transportation & Infrastructure Investors LLC
S&P Midcap 400
Dow Jones US Transportation Services
Alerian MLP

*$100 each invested on 5/14/15 in stock and index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)	May 14,	December 31,
Index	2015	2015	2016	2017	2018	2019
Fortress Transportation & Infrastructure Investors LLC	$100.00	$68.91	$91.78	$148.90	$115.86	$171.32
S&P Midcap 400	100.00	94.29	113.85	132.34	117.68	148.51
Dow Jones US Transportation Services	100.00	74.79	94.62	122.87	74.33	100.79
Alerian MLP	100.00	66.99	79.25	74.08	64.88	69.14

Item 6. Selected Financial Data
The selected historical financial information set forth below as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 has been derived from our audited historical consolidated financial statements.
We completed our IPO on May 20, 2015 in which Fortress Worldwide Transportation and Infrastructure Investors LP, Fortress Worldwide Transportation and Infrastructure Offshore LP, and Fortress Worldwide Transportation and Infrastructure Master GP LLP (collectively the “Initial Shareholders”), immediately prior to the consummation of the IPO, received shares in proportion to their respective ownership percentages. As a result, we have retrospectively presented the shares outstanding for all prior periods presented.
The information below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 and the consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K.

	As of and for the year ended December 31,
(in thousands except share and per share data)	2019	2018	2017	2016	2015
Revenues
Equipment leasing revenues	$349,322	$253,039	$170,000	$101,949	$92,743
Infrastructure revenues	229,452	89,073	15,052	15,934	18,275
Total revenues	578,774	342,112	185,052	117,883	111,018
Total expenses	626,767	367,143	223,898	150,053	131,389
Total other income (expense)	200,125	7,374	18,297	(8,765)	(3,497)
Income (loss) from continuing operations before income taxes	152,132	(17,657)	(20,549)	(40,935)	(23,868)
Provision for income taxes	17,810	2,449	1,954	268	586
Net income (loss) from continuing operations	134,322	(20,106)	(22,503)	(41,203)	(24,454)
Net income (loss) from discontinued operations, net of income taxes	73,462	4,402	(737)	605	(4,177)
Net income (loss)	207,784	(15,704)	(23,240)	(40,598)	(28,631)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(17,571)	(21,925)	(23,304)	(20,557)	(16,684)
Discontinued operations	247	339	(70)	23	(121)
Dividends on preferred shares	1,838	—	—	—	—
Net income (loss) attributable to shareholders	$223,270	$5,882	$134	$(20,064)	$(11,826)

Earnings (loss) per share:
Basic
Continuing operations	$1.74	$0.02	$0.01	$(0.27)	$(0.12)
Discontinued operations	$0.85	$0.05	$(0.01)	$0.01	$(0.06)
Diluted
Continuing operations	$1.74	$0.02	$0.01	$(0.27)	$(0.12)
Discontinued operations	$0.85	$0.05	$(0.01)	$0.01	$(0.06)
Weighted average shares outstanding:
Basic	85,992,019	83,654,068	75,766,811	75,738,698	67,039,439
Diluted	86,029,363	83,664,833	75,766,811	75,738,698	67,039,439

Dividends declared per share of common stock	$1.32	$1.32	$1.32	$1.32	$0.48

	As of and for the year ended December 31,
(in thousands except share and per share data)	2019	2018	2017	2016	2015
Balance Sheet data:
Total assets	$3,236,922	$2,638,778	$1,955,806	$1,547,312	$1,644,805
Debt, net	1,420,928	1,215,108	680,751	247,357	257,289
Total liabilities	1,898,065	1,584,996	920,731	381,632	354,119
Total equity	1,338,857	1,053,782	1,035,075	1,165,680	1,290,686

Cash Flow data:
Net cash provided by (used in):
Operating activities	$151,043	$133,697	$68,497	$30,903	$23,528
Investing activities	(495,236)	(703,533)	(472,265)	(210,749)	(239,921)
Financing activities	465,873	597,867	363,078	(89,971)	575,971

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
A discussion of our results of operations for 2018 compared to 2017 is included in our Annual Report on Form 10-K for the year ended December 31, 2018, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by the Manager, an affiliate of Fortress, which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of December 31, 2019, we had total consolidated assets of $3.2 billion and total equity of $1.3 billion.
While our strategy permits us to acquire a broad array of transportation-related assets, we are currently active in four sectors where we believe there are meaningful opportunities to deploy capital to achieve attractive risk adjusted returns: aviation, energy, intermodal transport and ports and terminals.
•Commercial air travel and air freight activity have historically been long-term growth sectors and are tied to the underlying demand for passenger and freight movement. We continue to see strong demand for aviation related assets.
•Offshore energy service equipment refers to vessels supporting the extraction, processing and transportation of oil and natural gas from deposits located beneath the sea floor, as well as the ongoing inspection, repair, maintenance and ultimate abandonment of subsea wells and associated infrastructure. The prolonged oil price decline has led to oil and gas companies reducing and deferring spending decisions, creating an oversupply of offshore energy assets, and in turn, lower day-rates, utilization and earnings for offshore service companies. These rates, however, have partially rebounded over the course of 2018 and 2019.
•The intermodal transport market includes the efficient movement of goods throughout multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. Over the last year, new container prices have decreased slightly, but remain above the lows reached in 2015.
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through the following three reportable segments: (i) Aviation Leasing, which is within the Equipment Leasing Business, and (ii) Jefferson Terminal and (iii) Ports and Terminals, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Ports and Terminals segment consists of Repauno, acquired in 2016, a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities. Additionally, Ports and Terminals includes an equity method investment (“Long Ridge”), which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
In December 2019, we completed the sale of substantially all of our railroad business, which was formerly reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations and the assets, liabilities and results of operations have been presented as discontinued operations for all periods presented.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers on both an operating lease and finance lease basis and (iii) railroad assets retained after the December 2019 sale, which consists of equipment that support a railcar cleaning business.
During 2019, we updated our segment performance measure from Adjusted Net Income to Adjusted EBITDA (see definition below) as this is the primary performance measure that our Chief Operating Decision Maker (“CODM”) utilizes to assess operational performance, as well as make resource and allocation decisions. In connection with the change in our performance measure, in accordance with ASC 280, we also assessed our reportable segments. We determined that our Offshore Energy and Shipping Containers segments no longer met the requirement as reportable segments. In addition, with the December 2019 sale of substantially all of our railroad business, the Railroad segment no longer met the requirement as a reportable segment. Accordingly, we have presented these operating segments, along with Corporate results, within Corporate and Other effective in 2019. All prior periods have been restated for historical comparison across segments.
Our reportable segments are comprised of investments in different types of transportation infrastructure and equipment. Each segment requires different investment strategies. The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements; however, financial information presented by segment includes the impact of intercompany eliminations.
Results of Operations
Adjusted EBITDA (non-GAAP)
The CODM utilizes Adjusted EBITDA as the key performance measure. This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions.
Adjusted EBITDA is defined as net income attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Revenues
Equipment leasing revenues
Lease income	$207,101	$157,190	$99,536	$49,911	$57,654
Maintenance revenue	134,914	89,870	65,651	45,044	24,219
Finance lease income	2,648	3,349	1,536	(701)	1,813
Other revenue	4,659	2,630	3,277	2,029	(647)
Total equipment leasing revenues	349,322	253,039	170,000	96,283	83,039
Infrastructure revenues
Lease income	3,362	1,734	1,111	1,628	623
Terminal services revenues	42,965	10,108	10,229	32,857	(121)
Crude marketing revenues	166,134	60,518	—	105,616	60,518
Other revenue	16,991	16,713	3,712	278	13,001
Total infrastructure revenues	229,452	89,073	15,052	140,379	74,021
Total revenues	578,774	342,112	185,052	236,662	157,060

Expenses
Operating expenses	288,036	136,570	62,419	151,466	74,151
General and administrative	20,441	17,126	14,570	3,315	2,556
Acquisition and transaction expenses	17,623	6,968	7,306	10,655	(338)
Management fees and incentive allocation to affiliate	36,059	15,726	15,732	20,333	(6)
Depreciation and amortization	169,023	133,908	86,073	35,115	47,835
Interest expense	95,585	56,845	37,798	38,740	19,047
Total expenses	626,767	367,143	223,898	259,624	143,245

Other income (expense)
Equity in losses of unconsolidated entities	(2,375)	(1,008)	(1,601)	(1,367)	593
Gain on sale of assets, net	203,250	3,911	18,593	199,339	(14,682)
Loss on extinguishment of debt	—	—	(2,456)	—	2,456
Asset impairment	(4,726)	—	—	(4,726)	—
Interest income	531	488	688	43	(200)
Other income	3,445	3,983	3,073	(538)	910
Total other income	200,125	7,374	18,297	192,751	(10,923)
Income (loss) from continuing operations before income taxes	152,132	(17,657)	(20,549)	169,789	2,892
Provision for income taxes	17,810	2,449	1,954	15,361	495
Net income (loss) from continuing operations	134,322	(20,106)	(22,503)	154,428	2,397
Net income (loss) from discontinued operations, net of income taxes	73,462	4,402	(737)	69,060	5,139
Net income (loss)	207,784	(15,704)	(23,240)	223,488	7,536
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(17,571)	(21,925)	(23,304)	4,354	1,379
Discontinued operations	247	339	(70)	(92)	409
Dividends on preferred shares	1,838	—	—	1,838	—
Net income attributable to shareholders	$223,270	$5,882	$134	$217,388	$5,748

The following table sets forth a reconciliation of net income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Net income attributable to shareholders from continuing operations	$150,055	$1,819	$801	$148,236	$1,018
Add: Provision for income taxes	17,810	2,449	1,954	15,361	495
Add: Equity-based compensation expense	1,509	717	613	792	104
Add: Acquisition and transaction expenses	17,623	6,968	7,306	10,655	(338)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	2,456	—	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	4,555	(5,523)	(1,022)	10,078	(4,501)
Add: Asset impairment charges	4,726	—	—	4,726	—
Add: Incentive allocations	21,231	407	514	20,824	(107)
Add: Depreciation & amortization expense (1)	199,185	160,567	94,380	38,618	66,187
Add: Interest expense	95,585	56,845	37,798	38,740	19,047
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(1,387)	359	(243)	(1,746)	602
Less: Equity in losses of unconsolidated entities	2,375	1,008	1,601	1,367	(593)
Less: Non-controlling share of Adjusted EBITDA (3)	(9,859)	(9,744)	(12,535)	(115)	2,791
Adjusted EBITDA (non-GAAP)	$503,408	$215,872	$133,623	$287,536	$82,249
__________________________________________________

(1) Includes the following items for the years ended December 31, 2019, 2018 and 2017: (i) depreciation and amortization expense of $169,023, $133,908 and $86,073, (ii) lease intangible amortization of $7,181, $8,588 and $4,716 and (iii) amortization for lease incentives of $22,981, $18,071 and $3,591, respectively.
(2) Includes the following items for the years ended December 31, 2019, 2018 and 2017: (i) net loss of $(2,563), $(1,196) and $(1,786), (ii) interest expense of $131, $477 and $785 and (iii) depreciation and amortization expense of $1,045, $1,078 and $758, respectively.
(3) Includes the following items for the years ended December 31, 2019, 2018 and 2017: (i) equity based compensation of $230, $113 and $125, (ii) provision for income taxes of $60, $57 and $16, (iii) interest expense of $3,400, $4,624 and $4,968, (iv) depreciation and amortization expense of $4,833, $6,049 and $7,022 and (v) changes in fair value of non-hedge derivative instruments of $1,336, $(1,099) and $404, respectively.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Revenues
Total revenues increased $236.7 million primarily due to higher revenues in the Aviation Leasing, Jefferson Terminal and Ports and Terminals segments.
Equipment Leasing
•Lease income increased $49.9 million primarily driven by an increase in assets on lease in the Aviation Leasing segment.
•Maintenance revenue increased by $45.0 million as we increased the number of aircraft and engines subject to leases with maintenance arrangements.
Infrastructure
•Crude marketing revenues increased $105.6 million primarily due to the Jefferson Terminal segment. During the third quarter of 2018, Jefferson initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Jefferson exited this strategy in the fourth quarter of 2019.
•Terminal services revenue increased $32.9 million which primarily reflects increases of approximately (i) $25.8 million due to increased storage capacity and activity at Jefferson Terminal and (ii) $7.1 million due to increased activity at Long Ridge.
Expenses
Total expenses increased $259.6 million primarily due to increases in (i) operating expenses, (ii) interest expense, (iii) depreciation and amortization and (iv) management fees and incentive allocation to affiliate.
Operating expenses increased $151.5 million primarily due to increases in:

•cost of sales of $125.6 million primarily due to costs associated with crude marketing in the Jefferson Terminal segment;
•facility operations of $16.0 million primarily in the Jefferson Terminal and Ports and Terminals segments due to higher volume associated with crude marketing and increased activity at Jefferson Terminal and an increase in transloading volumes at Long Ridge; and
•compensation and benefits of $7.6 million primarily due to an increase in headcount in the Jefferson Terminal and Ports and Terminals segments.
Interest expense increased $38.7 million primarily due to an increase in our average outstanding debt of approximately $623.9 million, which primarily consists of increases in the (i) senior unsecured notes due 2025 (“2025 Notes”) of $400.0 million, (ii) Long Ridge Generation LLC (“LREG”) Credit Agreement of $73.4 million, (iii) senior unsecured notes due 2022 (“2022 Notes”) of $65.8 million, (iv) Revolving Credit Facility of $48.8 million, (v) our subsidiary's revolving credit facility (“Jefferson Revolver”) of $25.1 million and (vi) our subsidiary’s revolving credit facility (“DRP Revolver”) of $18.9 million.
Depreciation and amortization increased $35.1 million primarily due to additional assets acquired in the Aviation Leasing segment and assets placed into service in the Jefferson Terminal and Ports and Terminals segments.
Management fees and incentive allocation to affiliate increased $20.3 million primarily due to incentive fees paid to the Manager related to gains on sale recognized during the period.
Other income
Total other income increased $192.8 million which primarily reflects (i) a gain on sale of $116.7 million due to the sale of a 49.9% interest in Long Ridge (the “Long Ridge Transaction”), (ii) an increase in gains on sale of $78.0 million due to asset sales in the Aviation Leasing segment, partially offset by (iii) an impairment of $4.7 million at Long Ridge due to the expiration of unused gas leases.
Provision for income taxes
The provision for income taxes increased $15.4 million which primarily reflects deferred tax expense in the Ports and Terminals segment due to the gain on sale for the Long Ridge Transaction.
Net income from continuing operations
Net income from continuing operations increased $154.4 million primarily due to the changes discussed above.
Net income from discontinued operations, net of income taxes
Net income from discontinued operations, net of income taxes increased $69.1 million due to the sale of our railroad business in December 2019.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $287.5 million primarily due to the changes noted above.

Aviation Leasing Segment
As of December 31, 2019, in our Aviation Leasing segment, we own and manage 238 aviation assets, including 74 aircraft and 164 commercial engines.
As of December 31, 2019, 69 of our commercial aircraft and 108 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 80% utilized as of December 31, 2019, based on the equity value of our on-hire leasing equipment as a percentage of the total equity value of our aviation leasing equipment. Our aircraft currently have a weighted average remaining lease term of 29 months, and our engines currently on-lease have an average remaining lease term of 10 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2019	14	56	70
Purchases	4	27	31
Sales	(1)	(4)	(5)
Transfers	(3)	(19)	(22)
Assets at December 31, 2019	14	60	74

Engines
Assets at January 1, 2019	78	64	142
Purchases	23	8	31
Sales	(19)	(39)	(58)
Transfers	10	39	49
Assets at December 31, 2019	92	72	164

The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Equipment leasing revenues
Lease income	$197,305	$151,531	$91,103	$45,774	$60,428
Maintenance revenue	134,914	89,870	65,651	45,044	24,219
Finance lease income	2,648	1,895	—	753	1,895
Other revenue	1,808	974	39	834	935
Total revenues	336,675	244,270	156,793	92,405	87,477

Expenses
Operating expenses	14,132	9,149	6,247	4,983	2,902
Acquisition and transaction expenses	518	315	441	203	(126)
Depreciation and amortization	128,990	102,419	61,795	26,571	40,624
Total expenses	143,640	111,883	68,483	31,757	43,400

Other income
Equity in losses of unconsolidated entities	(1,829)	(743)	(1,276)	(1,086)	533
Gain on sale of assets, net	81,954	3,911	7,188	78,043	(3,277)
Interest income	104	202	297	(98)	(95)
Total other income	80,229	3,370	6,209	76,859	(2,839)
Income before income taxes	273,264	135,757	94,519	137,507	41,238
Provision for income taxes	2,826	2,280	1,966	546	314
Net income	270,438	133,477	92,553	136,961	40,924
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	—	(24)	697	24	(721)
Net income attributable to shareholders	$270,438	$133,501	$91,856	$136,937	$41,645

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Net income attributable to shareholders	$270,438	$133,501	$91,856	$136,937	$41,645
Add: Provision for income taxes	2,826	2,280	1,966	546	314
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	518	315	441	203	(126)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	159,152	129,078	70,102	30,074	58,976
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(1,829)	(743)	(1,276)	(1,086)	533
Less: Equity in losses of unconsolidated entities	1,829	743	1,276	1,086	(533)
Less: Non-controlling share of Adjusted EBITDA (3)	—	(172)	(537)	172	365
Adjusted EBITDA (non-GAAP)	$432,934	$265,002	$163,828	$167,932	$101,174
__________________________________________________

(1) Includes the following items for the years ended December 31, 2019, 2018 and 2017: (i) depreciation expense of $128,990 and $102,419 and $61,795, (ii) lease intangible amortization of $7,181, $8,588 and $4,716 and (iii) amortization for lease incentives of $22,981, $18,071 and $3,591, respectively.
(2) Includes the proportionate share of the unconsolidated entities' net income adjusted for the excluded and included items detailed in the table, for which there were no adjustments.
(3) Includes depreciation and amortization expense of $0, $172 and $537 for the years ended December 31, 2019, 2018 and 2017, respectively.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Revenues
Total revenues increased $92.4 million driven by higher lease income and maintenance revenue.
•Lease income increased $45.8 million mainly due to an increase in (i) aircraft lease income of $35.1 million primarily driven by the addition of 14 aircraft on lease and (ii) engine lease income of $10.7 million primarily driven by an additional 15 revenue generating engines in 2019 compared to 2018.
•Maintenance revenue increased $45.0 million due to an increase in (i) the number of aircraft and engines on lease and (ii) end-of-lease maintenance compensation for four aircraft.
Expenses
Total expenses increased $31.8 million primarily due to an increase in depreciation and amortization expense and operating expenses.
•Depreciation and amortization expense increased $26.6 million driven by additional aircraft and engines owned and on lease in 2019 compared to 2018.
•Operating expenses increased $5.0 million primarily as a result of increases in (i) shipping and storage fees of $1.6 million due to the positioning of our assets for lease, (ii) bad debt expense of $1.5 million related to an engine loss receivable deemed uncollectible due to bankruptcy, (iii) repairs and maintenance expenses of $0.6 million, (iv) professional fee expenses of $0.5 million and (v) other operating expenses of $0.8 million.
Other income
Total other income increased $76.9 million primarily due to an increase of $78.0 million in gain on the sale of leasing equipment in 2019 partially offset due to a decrease of $1.1 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net income.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $167.9 million primarily due to the changes in net income attributable to shareholders noted above, and higher depreciation and amortization expense for the additional aircraft and engines owned and on lease.

Jefferson Terminal Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Infrastructure revenues
Lease income	$2,306	$272	$—	$2,034	$272
Terminal services revenues	35,908	10,108	10,229	25,800	(121)
Crude marketing revenues	166,134	60,518	—	105,616	60,518
Other revenue	—	87	—	(87)	87
Total revenues	204,348	70,985	10,229	133,363	60,756

Expenses
Operating expenses	231,506	94,622	31,213	136,884	63,409
Depreciation and amortization	22,873	19,745	16,193	3,128	3,552
Interest expense	16,189	15,513	13,568	676	1,945
Total expenses	270,568	129,880	60,974	140,688	68,906

Other income (expense)
Equity in losses of unconsolidated entities	(292)	(574)	(321)	282	(253)
Gain on sale of assets, net	4,636	—	—	4,636	—
Interest income	118	270	376	(152)	(106)
Other income	634	3,983	1,980	(3,349)	2,003
Total other income	5,096	3,679	2,035	1,417	1,644
Loss before income taxes	(61,124)	(55,216)	(48,710)	(5,908)	(6,506)
Provision for income taxes	284	261	42	23	219
Net loss	(61,408)	(55,477)	(48,752)	(5,931)	(6,725)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(17,356)	(21,801)	(22,991)	4,445	1,190
Net loss attributable to shareholders	$(44,052)	$(33,676)	$(25,761)	$(10,376)	$(7,915)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Net loss attributable to shareholders	$(44,052)	$(33,676)	$(25,761)	$(10,376)	$(7,915)
Add: Provision for income taxes	284	261	42	23	219
Add: Equity-based compensation expense	1,054	359	318	695	41
Add: Acquisition and transaction expenses	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	6,364	(5,523)	(1,022)	11,887	(4,501)
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	22,873	19,745	16,193	3,128	3,552
Add: Interest expense	16,189	15,513	13,568	676	1,945
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	656	478	(321)	178	799
Less: Equity in losses of unconsolidated entities	292	574	321	(282)	253
Less: Non-controlling share of Adjusted EBITDA (2)	(9,820)	(9,376)	(11,751)	(444)	2,375
Adjusted EBITDA (non-GAAP)	$(6,160)	$(11,645)	$(8,413)	$5,485	$(3,232)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2019, 2018 and 2017: (i) net loss of $(349), $(574) and $(321) and (ii) depreciation and amortization expense of $1,005, $1,052 and $0, respectively.
(2) Includes the following items for the years ended December 31, 2019, 2018 and 2017: (i) equity-based compensation of $221, $106 and $125, (ii) provision for income taxes of $60, $57 and $16, (iii) interest expense of $3,400, $4,465 and $4,886, (iv) changes in fair value of non-hedge derivative instruments of $1,336, $(1,099) and $404 and (v) depreciation and amortization expense of $4,803, $5,847 and $6,320, respectively.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Revenues
Total revenues increased $133.4 million primarily due to an increase in crude marketing revenue of $105.6 million. During the third quarter of 2018, Jefferson initiated a strategy in Canada sourcing crude from producers, arranging logistics to Jefferson Terminal and marketing crude to third parties. Jefferson exited this strategy in the fourth quarter of 2019. Additionally, terminal services revenue increased $25.8 million primarily due to increased storage capacity and activity.
Expenses
Total expenses increased $140.7 million primarily reflecting higher operating expenses of $136.9 million. The increase in operating expenses reflected higher:
•cost of sales of $125.7 million, resulting from costs associated with crude marketing;
•facility operations expense of $9.2 million due to higher volume associated with crude marketing and increased activity at the terminal; and
•compensation and benefits expense of $4.1 million resulting from an increase in headcount.
Additionally, the increase in expense reflected higher depreciation expense of $3.1 million due to additional assets placed into service.
Other income
Total other income increased $1.4 million primarily due to a gain on sale of $4.6 million, partially offset by a decrease in other income of $3.3 million due to lower gains on our derivatives in 2019.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $5.5 million primarily due to an increase in the changes in non-hedge derivative instruments offset with the changes in net loss attributable to shareholders as described above.

Ports and Terminals
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Infrastructure revenues
Lease income	$1,056	$1,462	$1,111	$(406)	$351
Terminal services revenues	7,057	—	—	7,057	—
Other revenue	14,074	15,982	3,712	(1,908)	12,270
Total revenues	22,187	17,444	4,823	4,743	12,621

Expenses
Operating expenses	24,854	18,312	9,117	6,542	9,195
Acquisition and transaction expenses	5,008	—	—	5,008	—
Depreciation and amortization	9,849	5,139	1,658	4,710	3,481
Interest expense	1,712	649	1,088	1,063	(439)
Total expenses	41,423	24,100	11,863	17,323	12,237

Other income
Equity in losses of unconsolidated entities	(192)	—	—	(192)	—
Gain on sale of assets, net	116,660	—	—	116,660	—
Asset impairment	(4,726)	—	—	(4,726)	—
Interest income	289	—	—	289	—
Other income	1,809	—	—	1,809	—
Total other income	113,840	—	—	113,840	—
Income (loss) before income taxes	94,604	(6,656)	(7,040)	101,260	384
Provision for income taxes	14,700	1	—	14,699	1
Net income (loss)	79,904	(6,657)	(7,040)	86,561	383
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(215)	(100)	(484)	(115)	384
Net income (loss) attributable to shareholders	$80,119	$(6,557)	$(6,556)	$86,676	$(1)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Net income (loss) attributable to shareholders	$80,119	$(6,557)	$(6,556)	$86,676	$(1)
Add: Provision for income taxes	14,700	1	—	14,699	1
Add: Equity-based compensation expense	455	349	295	106	54
Add: Acquisition and transaction expenses	5,008	—	—	5,008	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(1,809)	—	—	(1,809)	—
Add: Asset impairment charges	4,726	—	—	4,726	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	9,849	5,139	1,658	4,710	3,481
Add: Interest expense	1,712	649	1,088	1,063	(439)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(153)	—	—	(153)	—
Less: Equity in earnings of unconsolidated entities	192	—	—	192	—
Less: Non-controlling share of Adjusted EBITDA (2)	(39)	(196)	—	157	(196)
Adjusted EBITDA (non-GAAP)	$114,760	$(615)	$(3,515)	$115,375	$2,900
__________________________________________________

(1) Includes (i) net loss of $(193) and (ii) depreciation expense of $40 for the year ended December 31, 2019.
(2) Includes the following items for the years ended December 31, 2019 and 2018: (i) equity-based compensation of $9 and $7, (ii) interest expense of $0 and $159 and (iii) depreciation expense of $30 and $30, respectively.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Revenues
Total revenues increased $4.7 million, primarily due to additional trans-loading revenue of $2.5 million and revenue related to oil and gas activities of $1.7 million at Long Ridge. The increase was accompanied by an additional $0.5 million from Repauno relating to butane sales.
Expenses
Total expenses increased $17.3 million primarily due to increases in (i) operating expenses of $6.5 million (ii) acquisition and transaction expense of $5.0 million and (iii) depreciation expense of $4.7 million related to property, plant and equipment.
The increase in operating expenses was primarily driven by higher:
•operating expenses to operate proved developed natural gas wells of $1.4 million;
•compensation and benefits of $1.8 million due to increased headcount;
•facility operations of $1.7 million related to an increase in transloading volumes at Long Ridge;
•repair and maintenance cost of $0.7 million;
•cost of sales of $0.6 million related to the sale of butane; and
•bad debt expense of $0.3 million.
Acquisition and transaction expense increased due to transaction costs associated with the Long Ridge Transaction.
Depreciation expense increased due to a larger asset base as a result of assets placed into service during the year, the depletion of gas reserves and a revision to total proved reserve volumes at Long Ridge.
Other income
Total other income increased $113.8 million which primarily reflects (i) a gain on sale of $116.7 million from the Long Ridge Transaction, partially offset by (ii) an impairment of $4.7 million at Long Ridge due to the expiration of unproved gas leases.
Provision for income taxes
The provision for income taxes increased $14.7 million which primarily reflects deferred tax expense due to the gain on sale for the Long Ridge Transaction.

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $115.4 million primarily due to the changes in net income (loss) attributable to shareholders noted above.
Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Equipment leasing revenues
Lease income	$9,796	$5,659	$8,433	$4,137	$(2,774)
Finance lease income	—	1,454	1,536	(1,454)	(82)
Other revenue	2,851	1,656	3,238	1,195	(1,582)
Total equipment leasing revenues	12,647	8,769	13,207	3,878	(4,438)
Infrastructure revenues
Other revenue	2,917	644	—	2,273	644
Total infrastructure revenues	2,917	644	—	2,273	644
Total revenues	15,564	9,413	13,207	6,151	(3,794)

Expenses
Operating expenses	17,544	14,487	15,842	3,057	(1,355)
General and administrative	20,441	17,126	14,570	3,315	2,556
Acquisition and transaction expenses	12,097	6,653	6,865	5,444	(212)
Management fees and incentive allocation to affiliate	36,059	15,726	15,732	20,333	(6)
Depreciation and amortization	7,311	6,605	6,427	706	178
Interest expense	77,684	40,683	23,142	37,001	17,541
Total expenses	171,136	101,280	82,578	69,856	18,702

Other expense
Equity in (losses) earnings of unconsolidated entities	(62)	309	(4)	(371)	313
Gain on sale of assets, net	—	—	11,405	—	(11,405)
Loss on extinguishment of debt	—	—	(2,456)	—	2,456
Interest income	20	16	15	4	1
Other income	1,002	—	1,093	1,002	(1,093)
Total other income	960	325	10,053	635	(9,728)
Loss before income taxes	(154,612)	(91,542)	(59,318)	(63,070)	(32,224)
Benefit from income taxes	—	(93)	(54)	93	(39)
Net loss	(154,612)	(91,449)	(59,264)	(63,163)	(32,185)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	(526)	—	526
Dividends on preferred shares	1,838	—	—	1,838	—
Net loss attributable to shareholders	$(156,450)	$(91,449)	$(58,738)	$(65,001)	$(32,711)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2019	2018	2017	'19 vs '18	'18 vs '17
Net loss attributable to shareholders	$(156,450)	$(91,449)	$(58,738)	$(65,001)	$(32,711)
Add: Benefit from income taxes	—	(93)	(54)	93	(39)
Add: Equity-based compensation expense	—	9	—	(9)	9
Add: Acquisition and transaction expenses	12,097	6,653	6,865	5,444	(212)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	2,456	—	(2,456)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	21,231	407	514	20,824	(107)
Add: Depreciation and amortization expense	7,311	6,605	6,427	706	178
Add: Interest expense	77,684	40,683	23,142	37,001	17,541
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(61)	624	1,354	(685)	(730)
Less: Equity in earnings of unconsolidated entities	62	(309)	4	371	(313)
Less: Non-controlling share of Adjusted EBITDA (2)	—	—	(247)	—	247
Adjusted EBITDA (non-GAAP)	$(38,126)	$(36,870)	$(18,277)	$(1,256)	$(18,593)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2019, 2018 and 2017: (i) net (loss) income of $(192), $121 and $(189), (ii) interest expense of $131, $477 and $785 and (iii) depreciation expense of $0, $26 and $758, respectively.
(2) Includes (i) interest expense of $82 and (ii) depreciation expense of $165 for the year ended December 31, 2017.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Revenues
Equipment Leasing
•Equipment leasing revenues increased $3.9 million due to (i) an increase in lease income of $4.1 million due to our vessels being on-hire for longer in 2019 compared to 2018, (ii) an increase in other revenue of $1.2 million due to higher victualling income as our vessels were on-hire for longer in 2019 compared to 2018, partially offset by (iii) a decrease in finance lease income of $1.5 million as one of our vessels was on nonaccrual status due to a casualty event.
Infrastructure
•Other revenue increased $2.3 million due to the railcar cleaning business being operational for all of 2019 compared to the second half of 2018.
Expenses
Total expenses increased $69.9 million primarily due to increases in:
•interest expense of $37.0 million which reflects an increase in the average outstanding debt of approximately $507.8 million, which primarily consists of the 2025 Notes of $400.0 million, 2022 Notes of $65.8 million and Revolving Credit Facility of $48.8 million;
•management fees and incentive allocation to affiliate of $20.3 million due to incentive fees paid to the Manager related to gains on sale recognized during the period;
•acquisition and transaction expenses of $5.4 million primarily due to a higher volume of transactions in 2019.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $1.3 million primarily due to the changes noted above.

Transactions with Affiliates and Affiliated Entities
We are managed by the Manager, an affiliate of Fortress, pursuant to the Management Agreement which provides for us to bear obligations for management fees and expense reimbursements payable to the Manager. Our Management Agreement requires our Manager to manage our business affairs in conformity with a broad asset acquisition strategy adopted and monitored by our board of directors. From time to time, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates or other affiliates of Fortress, which may include, but are not limited to, certain financing arrangements, acquisition of assets, acquisition of debt obligations, debt, co-investments, and other assets that present an actual, potential or perceived conflict of interest. Please see Note 16 to our consolidated financial statements included elsewhere in this filing for more information.
Geographic Information
Please refer to Note 17 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2019, 2018 and 2017, as well as a report, by geographic area for each segment, of our total property, plant and equipment and equipment held for lease as of December 31, 2019 and 2018.

Liquidity and Capital Resources
Our principal uses of liquidity have been and continue to be (i) acquisitions or expansion of transportation infrastructure and equipment, (ii) distributions to our shareholders, (iii) expenses associated with our operating activities and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $942.5 million, $751.5 million, and $594.6 million during the years ended December 31, 2019, 2018, and 2017, respectively.
•Distributions to shareholders, including cash dividends, were $115.4 million, $110.6 million and $100.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $229.7 million, $189.3 million and $96.0 million during the years ended December 31, 2019, 2018, and 2017, respectively.
•During the year ended December 31, 2019, additional borrowings were obtained in connection with (i) the Revolving Credit Facility of $250.0 million, (ii) LREG Credit Agreement of $173.5 million, (iii) the 2025 Notes of $148.7 million, (iv) the 2022 Notes of $147.8 million, (v) the DRP Revolver of $25.0 million, (vi) the Jefferson Revolver of $23.2 million and (vii) CMQR Credit Agreement of $20.9 million. We made principal payments of $405.1 million primarily related to the Revolving Credit Facility, Jefferson Revolver and CMQR Credit Agreement.
During the year ended December 31, 2018, additional borrowings were obtained in connection with (i) the 2025 Notes of $291.0 million, (ii) the Revolving Credit Facility of $275.0 million, (iii) the 2022 Notes of $100.0 million, (iv) the Jefferson Revolver of $49.5 million and (v) the CMQR Credit Agreement of $35.5 million. We made principal payments of $218.8 million primarily related to the Revolving Credit Facility and the CMQR Credit Agreement.
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
•Proceeds from the sale of subsidiaries and assets were $432.3 million, $44.1 million and $121.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.
•Proceeds from the issuance of common shares were $148.3 million, net of issuance costs of $0.8 million, during the year ended December 31, 2018. There were no issuances of common shares in 2019.
•Proceeds from the issuance of preferred shares, net of underwriters discount and issuance costs, were $194.0 million during the year ended December 31, 2019.
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
Historical Cash Flow
The following table presents our historical cash flow:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flow data:
Net cash provided by operating activities	$151,043	$133,697	$68,497
Net cash used in investing activities	(495,236)	(703,533)	(472,265)
Net cash provided by financing activities	465,873	597,867	363,078
Comparison of the years ended December 31, 2019 and 2018
Net cash provided by operating activities increased $17.3 million primarily due to an increase in net income of $223.5 million and adjustments to reconcile net income which includes (i) an increase in depreciation and amortization of $34.9 million, (ii) a change in current and deferred income taxes of $13.8 million and (iii) a change in fair value of non-hedge derivatives of $10.1 million. These increases were partially offset by (iv) a change in gain on sale of subsidiaries and assets of $276.8 million.
Net cash used in investing activities decreased $208.3 million primarily due to (i) proceeds from the sale of subsidiaries of $183.8 million and (ii) an increase in proceeds from the sale of leasing equipment of $204.4 million. These increases were partially offset by (iii) an increase in acquisitions of property, plant and equipment of $101.2 million, (iv) an increase in acquisitions of leasing equipment of $70.6 million and (v) the acquisition of the remaining interest in a JV investment of $28.8 million.
Net cash provided by financing activities decreased $132.0 million primarily due to (i) an increase in repayments of debt of $186.3 million, (ii) a decrease in proceeds from the issuance of common shares, net of $147.5 million and (iii) an increase in payment of deferred financing costs of $31.2 million. These decreases were partially offset by (iv) proceeds from the issuance of preferred shares, net of $194.0 million and (v) an increase in proceeds from debt of $37.8 million .
Comparison of the years ended December 31, 2018 and 2017
Net cash provided by operating activities increased $65.2 million primarily due to an increase in net income of $7.5 million and adjustments to reconcile net income which include increases in (i) depreciation and amortization of $48.2 million, (ii) amortization of lease intangibles and incentives of $18.4 million and (iii) a change in gain on sale of equipment of $14.4 million. These increases were partially offset by security deposits and maintenance claims included in earnings of $6.3 million and a change in fair value of non-hedge derivatives of $4.5 million. Also contributing to the offset were the changes in accounts receivable, other assets, and other liabilities due to the continued expansion of operations across all business segments.
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
Net cash provided by financing activities increased $234.8 million primarily due to proceeds from borrowings under (i) the 2025 Notes of $291.0 million, (ii) a net increase in the Revolving Credit Facility of $180.0 million and (iii) the Jefferson Revolver of $49.5 million. Additionally, we received proceeds from the issuance of common shares, net of issuance costs of $147.5 million. Partially offsetting these increases were (i) a net decrease in proceeds from borrowings under the 2022 Notes of $340.2 million and (ii) a net increase in repayments of the Revolving Credit Facility and the CMQR Credit Agreement of $80.0 million and $14.2 million, respectively.
Funds Available for Distribution (non-GAAP)
We use Funds Available for Distribution (“FAD”) in evaluating our ability to meet our stated dividend policy. FAD is not a financial measure in accordance with U.S. generally accepted accounting principles (“GAAP”). The GAAP measure most directly comparable to FAD is net cash provided by operating activities. We believe FAD is a useful metric for investors and analysts for similar purposes.

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

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$151,043	$133,697	$68,497
Add: Principal collections on finance leases	13,398	1,981	473
Add: Proceeds from sale of assets	432,273	44,085	121,419
Add: Return of capital distributions from unconsolidated entities	1,555	2,085	—
Less: Required payments on debt obligations (1)	(36,559)	(7,793)	(8,368)
Less: Capital distributions to non-controlling interest	—	—	(254)
Exclude: Changes in working capital	4,726	7,610	(4,515)
Funds Available for Distribution (FAD)	$566,436	$181,665	$177,252
_____________________________________________________

(1) Required payments on debt obligations for the year ended December 31, 2019 exclude repayments of $350,000 for the Revolving Credit Facility and $18,572 for the CMQR Credit Agreement, and for the year ended December 31, 2018 exclude repayments of $175,000 for the Revolving Credit Facility and $36,026 for the CMQR Credit Agreement, and for the year ended December 31, 2017 exclude repayments of $100,000 for a certain tern loan, $95,000 for the Revolving Credit Facility and $21,855 for the CMQR Credit Agreement, all of which were voluntary refinancings as repayments of these amounts were not required at such time.
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

Contractual Obligations
The following table summarizes our future obligations, by period due, as of December 31, 2019, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of December 31, 2019.

	Payments Due by Period
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
FTAI Pride Credit Agreement	$36,009	$36,009	$—	$—	$—	$—	$—
Jefferson Revolver (1)	50,000	—	50,000	—	—	—	—
DRP Revolver	25,000	—	25,000	—	—	—	—
Revolving Credit Facility	—	—	—	—	—	—	—
Series 2012 Bonds (1)	39,550	1,810	1,960	2,120	2,295	2,485	28,880
Series 2016 Bonds (1)	144,200	144,200	—	—	—	—	—
Senior Notes due 2022	700,000	—	—	700,000	—	—	—
Senior Notes due 2025	450,000	—	—	—	—	—	450,000
Total principal payments on loans and bonds payable	1,444,759	182,019	76,960	702,120	2,295	2,485	478,880

Total estimated interest payments (2)	302,915	85,304	80,427	41,958	31,932	31,735	31,559
Operating lease obligations	121,848	3,308	3,379	3,250	3,194	2,963	105,754
	424,763	88,612	83,806	45,208	35,126	34,698	137,313
Total contractual obligations	$1,869,522	$270,631	$160,766	$747,328	$37,421	$37,183	$616,193
______________________________________________________________________________________
(1) In February 2020, we refinanced the Series 2012 Bonds and Series 2016 Bonds which extended the earliest maturity date to 2025 and also paid off the Jefferson Revolver. See Note 21 to the consolidated financial statements for additional details.
(2) Estimated interest payments based on rates as of December 31, 2019.

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
Maintenance payments received for which we expect to repay to the lessee are presented as Maintenance Deposits in our Consolidated Balance Sheets. All excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenues. Estimates in recognizing revenue include mean time between removal, projected costs for engine maintenance and forecasted utilization of aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.

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
In certain leases, we or the lessee may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease. When the lessee is required to return the aircraft in an improved maintenance condition, we record a maintenance right asset, as a component of other assets, for the estimated value of the end-of-life maintenance payment at acquisition. We recognize payments received as end-of-lease compensation adjustments, within lease revenue or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event we are required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability when we are obligated and can reasonably estimate such payment.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	10% of new build cost
Railcars	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None

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
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.6 million and $116.0 million as of December 31, 2019 and 2018, respectively. The increase relates to our purchase of the remaining 50% interest in JGP Energy Partners LLC. See Note 7 to the consolidated financial statements for additional details.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2019 or 2018.
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
We estimate the fair value of the reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the extent and timing of future cash flows (including forecasted revenue growth rates and EBITDA margins), capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance, and are consistent with the assumptions used in determining future profit plans for the reporting units. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses.
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2020 subject to obtaining rail capacity for crude, permits for pipeline and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 4.4 million of storage, or approximately 20.3% of capacity, is currently operational. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 13.5% and our terminal growth rate of 2%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next year to two to years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2020. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, strengthening macroeconomic conditions such as increased oil prices and the increasing spread between Western Canadian Crude and Western Texas Intermediate are better than we anticipated, and we remain positive for the outlook of Jefferson Terminal’s earnings potential.
For the years ended December 31, 2019, 2018, and 2017 there was no impairment of goodwill.
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
As of December 31, 2019, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of approximately $1.0 million over the next 12 months.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortress Transportation and Infrastructure Investors LLC (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill-Jefferson Terminal Reporting Unit

Description of the Matter
At December 31, 2019, the Company’s goodwill was $122.6 million for the Jefferson Terminal reporting unit. As discussed in Note 2 of the financial statements, goodwill is tested for impairment at least annually at the reporting unit level.
Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Jefferson Terminal reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the extent and timing of future cash flows (including forecasted revenue growth rates and EBITDA margins), capital expenditures and discount rates, which are affected by expectations about the Company’s ability to secure additional contracts and increase volumes from existing contracts as well as expectations about the overall industry, market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including management’s review of valuation methodology and significant assumptions described above.
To test the estimated fair value of the Company’s Jefferson Terminal reporting unit for use in the goodwill impairment assessment, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry, market and economic trends; to the historical results of the reporting unit and other guideline companies within the same industry; and evaluated whether changes to the Company’s business model, customer base or product mix and other relevant factors would affect the significant assumptions. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Jefferson Terminal reporting unit that would result from changes in the assumptions. We also involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions.

Recognition of Maintenance Revenue for Aircraft Leases

Description of the Matter
As described in Note 2 to the financial statements, the Company recognizes maintenance revenue for aircraft leases related to the portion of maintenance payments received from lessees that are not expected to be reimbursed for maintenance events. Revenue related to maintenance on leased aircraft is recorded as a component of Maintenance revenue and, as disclosed in Note 12, totaled $134.9 million for the year ended December 31, 2019.
Auditing maintenance revenue related to aircraft leases was complex and highly judgmental due to the significant estimation involved in projecting the timing and cost of future major maintenance events. In particular, such estimates are sensitive to significant assumptions such as the mean time between removal (MTBR), the projected cost for the engine maintenance and forecasted utilization of the aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Changes to these significant assumptions could have a material effect on the amount of revenue recognized in the period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s maintenance revenue recognition process, including controls over management’s review of the significant assumptions used in the determining the estimated timing and projected costs of major maintenance events described above.
To test maintenance revenue for aircraft leases, we performed audit procedures that included, among others, assessing the Company’s revenue recognition methodology and testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to the underlying customer lease agreements, historical utilization and third party estimates for MTBR and cost for engine maintenance, when available. We tested management’s retrospective review of timing and cost of estimated maintenance events to actual results to assess the historical accuracy of significant assumptions and contrary evidence, if any. We also performed a sensitivity analysis on utilization of the aircraft to evaluate the changes in the timing of the maintenance event from changes in utilization assumptions and the impact, if any, on maintenance revenue recognized in the period.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
New York, New York
February 28, 2020

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2019	2018
Assets
Cash and cash equivalents	2	$226,512	$99,601
Restricted cash	2	16,005	21,236
Accounts receivable, net		49,470	46,414
Leasing equipment, net	4	1,707,059	1,432,210
Operating lease right-of-use assets, net	13	37,466	—
Finance leases, net	5	8,315	18,623
Property, plant, and equipment, net	6	732,109	662,019
Investments	7	180,550	40,560
Intangible assets, net	8	27,692	38,498
Goodwill		122,639	115,990
Other assets	2	129,105	106,883
Assets of discontinued operations	3	—	56,744
Total assets		$3,236,922	$2,638,778

Liabilities
Accounts payable and accrued liabilities		$144,855	$100,668
Debt, net	9	1,420,928	1,215,108
Maintenance deposits	2	208,944	158,163
Security deposits	2	45,252	38,539
Operating lease liabilities	13	36,968	—
Other liabilities		41,118	37,055
Liabilities of discontinued operations	3	—	35,463
Total liabilities		$1,898,065	$1,584,996

Commitments and contingencies	19

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 84,917,448 and 84,050,889 shares issued and outstanding as of December 31, 2019 and 2018, respectively)		$849	$840
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 8,050,000 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively)		81	—
Additional paid in capital		1,110,122	1,029,376
Retained earnings (accumulated deficit)		190,453	(32,817)
Accumulated other comprehensive income		372	—
Shareholders' equity		1,301,877	997,399
Non-controlling interest in equity of consolidated subsidiaries		36,980	56,383
Total equity		$1,338,857	$1,053,782
Total liabilities and equity		$3,236,922	$2,638,778

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2019	2018	2017
Revenues
Equipment leasing revenues		$349,322	$253,039	$170,000
Infrastructure revenues		229,452	89,073	15,052
Total revenues	12	578,774	342,112	185,052

Expenses
Operating expenses		288,036	136,570	62,419
General and administrative		20,441	17,126	14,570
Acquisition and transaction expenses		17,623	6,968	7,306
Management fees and incentive allocation to affiliate	16	36,059	15,726	15,732
Depreciation and amortization	4, 6, 8	169,023	133,908	86,073
Interest expense		95,585	56,845	37,798
Total expenses		626,767	367,143	223,898

Other income (expense)
Equity in losses of unconsolidated entities	7	(2,375)	(1,008)	(1,601)
Gain on sale of assets, net		203,250	3,911	18,593
Loss on extinguishment of debt		—	—	(2,456)
Asset impairment		(4,726)	—	—
Interest income		531	488	688
Other income		3,445	3,983	3,073
Total other income		200,125	7,374	18,297
Income (loss) from continuing operations before income taxes		152,132	(17,657)	(20,549)
Provision for income taxes	15	17,810	2,449	1,954
Net income (loss) from continuing operations		134,322	(20,106)	(22,503)
Net income (loss) from discontinued operations, net of income taxes	3	73,462	4,402	(737)
Net income (loss)		207,784	(15,704)	(23,240)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		(17,571)	(21,925)	(23,304)
Discontinued operations	3	247	339	(70)
Dividends on preferred shares		1,838	—	—
Net income attributable to shareholders		$223,270	$5,882	$134

Earnings (loss) per share:
Basic	18
Continuing operations		$1.74	$0.02	$0.01
Discontinued operations		$0.85	$0.05	$(0.01)
Diluted	18
Continuing operations		$1.74	$0.02	$0.01
Discontinued operations		$0.85	$0.05	$(0.01)
Weighted average shares outstanding:
Basic		85,992,019	83,654,068	75,766,811
Diluted		86,029,363	83,664,833	75,766,811
See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$207,784	$(15,704)	$(23,240)
Other comprehensive income (loss):
Other comprehensive income related to equity method investees, net (1)	372	—	—
Available-for-sale securities:
Unrealized gain in available-for-sale securities	—	—	4,276
Reclassification of gains included in net income	—	—	(11,406)
Comprehensive income (loss)	208,156	(15,704)	(30,370)
Comprehensive (loss) income attributable to non-controlling interest:
Continuing operations	(17,571)	(21,925)	(23,304)
Discontinued operations	247	339	(70)
Comprehensive income (loss) attributable to shareholders	$225,480	$5,882	$(6,996)
__________________________________________________

(1) Net of deferred tax expense of $99 for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	$758	$—	$1,084,757	$(38,833)	$7,130	$111,868	$1,165,680
Net income (loss)				134		(23,374)	(23,240)
Other comprehensive loss				—	(7,130)	—	(7,130)
Total comprehensive income (loss)				134	(7,130)	(23,374)	(30,370)
Capital contributions						1,296	1,296
Capital distributions						(254)	(254)
Transfer of non-controlling interest						(2,798)	(2,798)
Settlement of equity-based compensation						(74)	(74)
Issuance of common shares	—		310			—	310
Dividends declared - common shares			(100,058)			—	(100,058)
Equity-based compensation			—			1,343	1,343
Equity - December 31, 2017	$758	$—	$985,009	$(38,699)	$—	$88,007	$1,035,075
Net income (loss)				5,882		(21,586)	(15,704)
Other comprehensive income				—	—	—	—
Total comprehensive income (loss)				5,882	—	(21,586)	(15,704)
Purchase of non-controlling interest			7,225			(10,930)	(3,705)
Issuance of common shares	82		147,717			—	147,799
Dividends declared - common shares			(110,584)			—	(110,584)
Equity-based compensation			9			892	901
Equity - December 31, 2018	$840	$—	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net income (loss)				225,108		(17,324)	207,784
Other comprehensive income				—	372	—	372
Total comprehensive income (loss)				225,108	372	(17,324)	208,156
Settlement of equity based compensation						(10,483)	(10,483)
Issuance of common shares	9		384				393
Conversion of participating securities			(8)				(8)
Dividends declared - common shares			(113,541)				(113,541)
Issuance of preferred shares		81	193,911				193,992
Dividends declared - preferred shares				(1,838)			(1,838)
Equity-based compensation			—			8,404	8,404
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$207,784	$(15,704)	$(23,240)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in losses of unconsolidated entities	2,375	1,008	1,601
Gain on sale of subsidiaries	(198,764)	—	—
Gain on sale of assets, net	(81,954)	(3,911)	(18,281)
Security deposits and maintenance claims included in earnings	(20,385)	(6,323)	(60)
Loss on extinguishment of debt	—	—	2,456
Equity-based compensation	8,404	901	1,343
Depreciation and amortization	171,225	136,354	88,110
Gain on settlement of liabilities	—	—	(1,093)
Asset impairment	4,726	—	—
Change in current and deferred income taxes	14,495	649	227
Change in fair value of non-hedge derivatives	4,555	(5,523)	(1,022)
Amortization of lease intangibles and incentives	30,162	26,659	8,306
Amortization of deferred financing costs	8,333	5,430	4,202
Bad debt expense	3,986	1,771	701
Other	827	(4)	732
Change in:
Accounts receivable	(22,622)	(23,340)	(12,001)
Other assets	(17,890)	(26,212)	6,475
Accounts payable and accrued liabilities	31,543	30,471	10,266
Management fees payable to affiliate	19,080	1,820	899
Other liabilities	(14,837)	9,651	(1,124)
Net cash provided by operating activities	151,043	133,697	68,497

Cash flows from investing activities:
Investment in notes receivable	—	(912)	—
Investment in unconsolidated entities and available for sale securities	(13,500)	(1,115)	(30,309)
Principal collections on finance leases	13,398	1,981	473
Acquisition of leasing equipment	(568,569)	(497,988)	(425,769)
Acquisition of property, plant and equipment	(331,171)	(229,963)	(116,031)
Acquisition of lease intangibles	606	(11,396)	(10,149)
Acquisition of remaining interest in JV investment	(28,828)	—	—
Purchase deposit for aircraft and aircraft engines	(1,000)	(10,150)	(12,299)
Proceeds from sale of subsidiaries	183,819	—	—
Proceeds from sale of leasing equipment	248,454	44,062	91,130
Proceeds from sale of available-for-sale securities	—	—	30,238
Proceeds from sale of property, plant and equipment	—	23	51
Proceeds from deposit on sale of leasing equipment	—	240	400
Return of deposit on sale of leasing equipment	—	(400)	—
Return of capital distributions from unconsolidated entities	1,555	2,085	—
Net cash used in investing activities	$(495,236)	$(703,533)	$(472,265)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from debt	$788,829	$750,980	$567,191
Repayment of debt	(405,131)	(218,819)	(125,223)
Payment of deferred financing costs	(34,218)	(3,055)	(3,377)
Receipt of security deposits	7,887	9,264	7,290
Return of security deposits	(368)	(1,775)	(3,231)
Receipt of maintenance deposits	65,279	53,645	27,049
Release of maintenance deposits	(26,940)	(25,582)	(6,270)
Proceeds from issuance of common shares, net of underwriter's discount	—	148,318	—
Common shares issuance costs	—	(820)	—
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	193,992	—	—
Capital contributions from non-controlling interests	—	—	35
Capital distributions to non-controlling interests	—	—	(254)
Settlement of equity-based compensation	(8,078)	—	(74)
Purchase of non-controlling interest shares	—	(3,705)	—
Cash dividends - common shares	(113,541)	(110,584)	(100,058)
Cash dividends - preferred shares	(1,838)	—	—
Net cash provided by financing activities	465,873	597,867	363,078

Net increase (decrease) in cash and cash equivalents and restricted cash	121,680	28,031	(40,690)
Cash and cash equivalents and restricted cash, beginning of period	120,837	92,806	133,496
Cash and cash equivalents and restricted cash, end of period	$242,517	$120,837	$92,806

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$83,164	$43,636	$25,068
Cash paid for taxes	1,072	721	1,726

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$—	$511	$108,339
Repayment and settlement of debt	(24,250)	—	(102,352)
Acquisition of leasing equipment	(24,530)	(14,263)	(35,332)
Acquisition of property, plant and equipment	(47,520)	(17,587)	(37,281)
Investment in Long Ridge JV	155,589	—	—
Settled and assumed security deposits	(239)	3,793	3,312
Settlement of equity based compensation	(2,405)	—	—
Billed, assumed and settled maintenance deposits	15,117	24,518	37,292
Deferred financing costs	(1,161)	(4,500)	(8,802)
Non-cash contribution of non-controlling interest	—	—	1,261
Equity compensation to non-controlling interest	—	892	1,343
Change in fair value of cash flow hedge	372	—	—
Transfer of non-controlling interest	—	7,225	(2,798)
Issuance of common shares	385	301	—

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
1.  ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (“we”, “us”, “our” or the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), owns and leases aviation equipment and also owns and operates (i) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (ii) a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”) and (iii) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant under construction (“Long Ridge”). Additionally, we own and lease offshore energy equipment and shipping containers. We have three reportable segments, (i) Aviation Leasing, (ii) Jefferson Terminal and (iii) Ports and Terminals, which operate in two primary businesses, Equipment Leasing and Infrastructure (see Note 17).
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include both our accounts and those of our subsidiaries.
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Currently there are no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, which includes the additional 8% economic interest we purchased from non-controlling interest holders in DRP for $4.5 million in April 2019, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary and, accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 9) and other qualifying constructions projects at Jefferson Terminal.
Available-For-Sale Securities—We consider listed equity securities as available-for-sale securities recorded at fair value with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. Our basis on which the cost of the security sold or the amount reclassified out of other comprehensive income into earnings is determined using specific identification. We realized a gain of $11.4 million on the sale of available-for-sale securities during the year ended December 31, 2017, recorded in Gain on sale of assets, net in our Consolidated Statements of Operations. We did not hold any available-for-sale securities as of December 31, 2019 or 2018.
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $5.6 million and $10.4 million as of December 31, 2019 and 2018, respectively. We record our inventory as a component of Other assets in the Consolidated Balance Sheets.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	10% of new build cost
Railcars	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
We have a working interest in various natural gas reserves located in southeastern Ohio. Our interest in this natural gas joint venture is consolidated on a proportionate basis in accordance with Accounting Standards Codification (“ASC”) Topic 932 Extractive Activities – Oil and Gas. We follow the successful efforts method of accounting for costs incurred in oil and gas producing activities. Capitalized costs are amortized using the unit-of-production method based on total proved reserves.
Capitalized Interest—The interest cost associated with major development, construction projects and tax exempt bonds is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $11.9 million, $10.7 million and $2.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense was $5.0 million, $8.3 million and $4.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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
We record the portion of maintenance payments paid by the lessee that are expected to be reimbursed as maintenance deposit liabilities in the Consolidated Balance Sheets. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are recorded against the maintenance deposit liability.
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
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.6 million and $116.0 million as of December 31, 2019 and 2018, respectively. The increase relates to our purchase of the remaining 50% interest in JGP Energy Partners LLC (“JGP”). See Note 7 for additional details.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2019 or 2018.
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
We estimate the fair value of the reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the extent and timing of future cash flows (including forecasted revenue growth rates and EBITDA margins), capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance, and are consistent with the assumptions used in determining future profit plans for the reporting units. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses.
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2020 subject to obtaining rail capacity for crude, permits for pipeline and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 4.4 million of storage, or approximately 20.3% of capacity, is currently operational. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 13.5% and our terminal growth rate of 2%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next year to two years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2020. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, due to strengthening macroeconomic conditions such as increased oil prices and projected increasing spreads between Western Canadian Crude and Western Texas Intermediate, we remain positive for the outlook of Jefferson Terminal’s earnings potential.
There were no impairments of goodwill for the years ended December 31, 2019, 2018, and 2017.
Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and existing customer relationships acquired in connection with the acquisition of Jefferson Terminal.
In accounting for acquired leasing equipment, we make estimates about the fair value of the acquired leases. In determining the fair value of these leases, we make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into rental income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of approximately 24 months as of December 31, 2019, and are recorded as a component of equipment leasing revenues in the accompanying Consolidated Statements of Operations.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 10 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated Statements of Operations. The weighted-average remaining amortization period was approximately 56 months as of December 31, 2019.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $18.1 million and $14.5 million as of December 31, 2019 and 2018, respectively, are included in Debt, net in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $1.7 million and $1.5 million as of December 31, 2019 and 2018, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $8.1 million, $5.1 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
Discontinued Operations—A disposal of an entity or component of an entity is reported in discontinued operations if the disposal represents a strategic shift that has or will have a material impact on our operations and financial results. See Note 3 for additional information related to our discontinued operations.
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
Maintenance payments received for which we expect to repay to the lessee are presented as Maintenance Deposits in our Consolidated Balance Sheets. All excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenues. Estimates in recognizing revenue include mean time between removal, projected costs for engine maintenance and forecasted utilization of aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.
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
Crude Marketing Revenues—Crude marketing revenues consist of marketing revenue related to Canadian crude oil. The revenues are recognized over time, i.e., as the services are rendered and the customer simultaneously receives and consumes the benefit over time.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 19% and 16% of our revenue from one customer in the Jefferson Terminal segment during the years ended December 31, 2019 and 2018, respectively. There were no customers that accounted for 10% of our revenue during the year ended December 31, 2017.
Accounts receivable from one customer in the Jefferson Terminal segment represented 16% of total accounts receivable, net as of December 31, 2019. Accounts receivable from two customers in the Jefferson Terminal segment each represented 17% and 15% of total accounts receivable, net as of December 31, 2018.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts was $1.3 million and $1.1 million as of December 31, 2019 and 2018, respectively. Bad debt expense was $3.8 million, $1.6 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Expense Recognition—Expenses are recognized on an accrual basis as incurred.
Acquisition and Transaction expenses—Acquisition and transaction expense is comprised of costs related to completed business combinations, dispositions and terminated deal costs related to abandoned pursuits, including advisory, legal, accounting, valuation and other professional or consulting fees.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes related to the available-for-sale securities and other comprehensive income related to our equity method investees.
Derivative Financial Instruments
Electricity Derivatives—Through our equity method investment in Long Ridge, we enter into derivative contracts as part of a risk management program to mitigate price risk associated with certain electricity price exposures. We primarily use swap derivative contracts, which are agreements to buy or sell a quantity of electricity at a predetermined future date and at a predetermined price.
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. The derivative's gain or loss is reported as Other comprehensive income related to equity method investees in our Consolidated Statements of Comprehensive Income (Loss) and recorded in Accumulated other comprehensive income in our Consolidated Balance Sheets. The gain or loss is subsequently reclassified into the income statement line item that is impacted by the forecasted transaction when the forecasted transaction affects net earnings in our equity method investment.
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
Other Assets—Other assets is primarily comprised of commodities inventory of $5.6 million and $10.4 million, purchase deposits for acquisitions of $1.2 million and $10.2 million, lease incentives of $45.3 million and $51.0 million, prepaid expenses of $4.1 million and $8.2 million, derivative assets of $0.2 million and $7.5 million, maintenance right assets of $24.5 million and $1.2 million and spare parts of $9.6 million and $7.0 million as of December 31, 2019 and 2018, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. In both the fourth quarters ended December 31, 2019 and 2018, the Board of Directors declared a cash dividend of $0.33 per common share, for a total of $1.32 per common share for each of the years ended December 31, 2019 and 2018.
Additionally, in the fourth quarter ended December 31, 2019, the Board of Directors declared a cash dividend on the Series A Preferred Shares of $0.53 per share.
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
On January 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach. We utilized the effective date transition method and accordingly are not required to adjust our comparative period financial information for effects of ASU 2016-02. We adopted the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification (including land easements), lease classification and initial direct costs.
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
Unadopted Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect adoption to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect adoption to have an impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. We do not expect adoption to have a material impact on our consolidated financial statements or disclosures.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.
3.  DISCONTINUED OPERATIONS
In December 2019, we completed the sale of substantially all of our railroad business (“CMQR”), which was previously reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations. Accordingly, the assets, liabilities and results of operations of CMQR have been reported as discontinued operations for all periods presented. We sold CMQR for $130 million and recognized a gain on sale of approximately $77 million.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the carrying value of significant classes of assets and liabilities of discontinued operations as of December 31, 2018:

Assets
Accounts receivable, net	$7,375
Property, plant and equipment, net	46,834
Intangible assets, net	15
Goodwill	594
Other assets	1,926
Total assets	$56,744

Liabilities
Accounts payable and accrued liabilities	$11,520
Debt, net	22,239
Other liabilities	1,704
Total liabilities	$35,463

The following table presents the significant components of net income (loss) from discontinued operations:

	Year Ended December 31,
	2019	2018	2017
Revenues
Total revenues	$39,071	$37,766	$32,607
Expenses
Operating expense	32,815	30,944	29,966
Acquisition and transaction expenses	5,526	—	—
Depreciation and amortization	2,202	2,446	2,037
Interest expense	1,458	1,009	1,029
Total expenses	42,001	34,399	33,032
Gain (loss) on sale of assets, net	77,468	—	(312)
Other expense	—	(42)	—
Other income (expense)	77,468	(42)	(312)
Income (loss) before income taxes	74,538	3,325	(737)
Provision for (benefit from) income taxes	1,076	(1,077)	—
Net income (loss)	73,462	4,402	(737)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	247	339	(70)
Net income (loss) attributable to shareholders	$73,215	$4,063	$(667)

The following table presents the significant non-cash items and capital expenditures from discontinued operations:

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Depreciation and amortization	$2,202	$2,446	$2,037
Amortization of deferred financing costs	256	282	275
Share-based compensation expense	3,114	184	730
Investing activities:
Purchases of property, plant and equipment	$(6,949)	$(8,461)	$(12,060)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
4.  LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2019	2018
Leasing equipment	$2,019,773	$1,672,156
Less: Accumulated depreciation	(312,714)	(239,946)
Leasing equipment, net	$1,707,059	$1,432,210

The following table presents information related to our acquisitions and dispositions of aviation leasing equipment:

	Year Ended December 31,
	2019	2018	2017
Acquisitions:
Aircraft	31	29	25
Engines	31	34	58
Dispositions:
Aircraft	5	1	3
Engines	58	13	14
Gain on sale of leasing equipment	$81,954	$3,911	$7,188

Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Depreciation expense for leasing equipment	$137,004	$110,012	$69,331

5.  FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	December 31,
	2019	2018
Finance leases	$12,388	$28,476
Unearned revenue	(4,073)	(9,853)
Finance leases, net	$8,315	$18,623

During 2019, sales-type leases expired for three of our airframes. Additionally, we received insurance proceeds for one of our vessels which was on nonaccrual status due to a casualty event. The insurance proceeds were in excess of the book value of the finance lease, which was written down to zero, and we recognized a gain of approximately $1.0 million which is included in Other income in the Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
6.  PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2019	2018
Land, site improvements and rights	$51,901	$69,352
Construction in progress (1)	211,110	253,176
Buildings and improvements	3,783	9,209
Terminal machinery and equipment	519,603	349,227
Proved oil and gas properties	—	20,099
Track and track related assets	2,208	5,214
Railroad equipment	4,823	4,111
Computer hardware and software	4,325	3,639
Furniture and fixtures	2,322	456
Vehicles	450	649
	800,525	715,132
Less: Accumulated depreciation	(69,935)	(54,632)
Spare parts	1,519	1,519
Property, plant and equipment, net	$732,109	$662,019
______________________________________________________________________________________
(1) Includes unproved oil and gas properties of $0 (net of the Long Ridge Transaction, as defined in Note 7) and $59,930 as of December 31, 2019 and 2018, respectively.
We added property, plant and equipment of $85.4 million (net of the Long Ridge Transaction, as defined in Note 7) and $232.9 million during the years ended December 31, 2019 and 2018, respectively, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Depreciation expense for property, plant and equipment:
Continuing operations	$28,466	$20,343	$13,189
Discontinued operations	2,187	2,401	1,992
Total	$30,653	$22,744	$15,181
7.  INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2019	December 31, 2018
Advanced Engine Repair JV	Equity method	25%	$24,652	$12,981
JGP Energy Partners LLC	Equity method at December 31, 2018	100% and 50% as of December 31, 2019 and 2018, respectively	—	25,461
Intermodal Finance I, Ltd.	Equity method	51%	501	2,118
Long Ridge Terminal LLC	Equity method	50%	155,397	—
			$180,550	$40,560

We did not recognize any other-than-temporary impairments for the year ended December 31, 2019.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Equity Method Investments
The following table presents our proportionate share of equity in earnings (losses):

	Year Ended December 31,
	2019	2018	2017
Advanced Engine Repair JV	$(1,829)	$(743)	$(1,276)
JGP Energy Partners LLC	(292)	(574)	(322)
Intermodal Finance I, Ltd.	(62)	309	(3)
Long Ridge Terminal LLC	(192)	—	—
Total	$(2,375)	$(1,008)	$(1,601)

Long Ridge Terminal LLC
In December 2019, Ohio River Shareholder LLC (“ORP”) contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150 million in cash, plus an earn out. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method. Following the sale we deconsolidated ORP, which held the assets of Long Ridge.
Advanced Engine Repair JV
In 2016, we invested $15.0 million for a 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
In August 2019, we expanded the scope of our joint venture and invested an additional $13.5 million and maintained a 25% interest.
JGP Energy Partners LLC
In 2016, we initiated activities in a 50% non-controlling interest in JGP, a joint venture. JGP was governed by a designated operating committee selected by the members in proportion to their equity interests. JGP was solely reliant on its members to finance its activities and therefore was a VIE. Initially, we concluded that we were not the primary beneficiary of JGP as the members shared equally in the risks and rewards and decision making authority of the entity and, therefore, we did not consolidate JGP and instead accounted for this investment in accordance with the equity method.
In December 2019, we purchased the remaining 50% interest in JGP from the JV partner for a purchase price of approximately $30 million, consolidated JGP and no longer account for this as an equity method investment.
Intermodal Finance I, Ltd.
In 2012, we acquired a 51% non-controlling interest in Intermodal Finance I, Ltd. (“Intermodal”), a joint venture. Intermodal is governed by a board of directors, and its shareholders have voting rights through their equity interests. As such, Intermodal is not within the scope of ASC 810-20 and should be evaluated for consolidation under the voting interest model. Due to the existence of substantive participating rights of the 49% equity investor, including the joint approval of material operating and capital decisions, such as material contracts and capital expenditures consistent with ASC 810-10-25-11, we do not have unilateral rights over this investment and, therefore, we do not consolidate Intermodal but account for this investment in accordance with the equity method. We do not have a variable interest in this investment as none of the criteria of ASC 810-10-15-14 were met.
As of December 31, 2019, Intermodal owns a portfolio of approximately 3,000 shipping containers subject to multiple operating leases.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for our equity method investments:

	December 31,
Balance Sheet	2019	2018
Assets
Cash and cash equivalents	$16,812	$7,981
Restricted cash	30,917	46
Accounts receivable, net	12,219	1,044
Leasing equipment, net	2,546	3,483
Finance leases, net	—	1,479
Property, plant, and equipment, net	390,416	50,402
Intangible assets, net	123,638	45,000
Goodwill	89,294	—
Other assets	6,667	487
Total assets	$672,509	$109,922

Liabilities
Accounts payable and accrued liabilities	$37,437	$2,529
Debt, net	186,953	14,364
Other liabilities	530	41
Total liabilities	224,920	16,934

Equity
Shareholders’ equity	465,461	102,959
Accumulated deficit	(17,872)	(9,971)
Total equity	447,589	92,988
Total liabilities and equity	$672,509	$109,922

	Year Ended December 31,
Income Statement	2019	2018	2017
Revenue	$8,887	$9,435	$4,569
Total revenue	8,887	9,435	4,569
Expenses
Research and development cost	6,323	2,134	4,073
Operating expenses	7,669	8,435	4,371
General and administrative	1,550	1,437	1,588
Management fees and incentive allocation to affiliate	142	400	1,022
Depreciation and amortization	2,351	2,158	2,099
Interest expense	285	937	1,261
Total expenses	18,320	15,501	14,414
Other income	734	2,070	3,667
Loss before income taxes	(8,699)	(3,996)	(6,178)
Provision for income taxes	—	—	—
Net loss	$(8,699)	$(3,996)	$(6,178)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
8.  INTANGIBLE ASSETS AND LIABILITIES, NET
Our intangible assets and liabilities, net are summarized as follows:

	December 31, 2019
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$49,762	$—	$49,762
Less: Accumulated amortization	(38,652)	—	(38,652)
Acquired favorable lease intangibles, net	11,110	—	11,110
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(18,931)	(18,931)
Acquired customer relationships, net	—	16,582	16,582
Total intangible assets, net	$11,110	$16,582	$27,692

Intangible liabilities
Acquired unfavorable lease intangibles	$5,170	$—	$5,170
Less: Accumulated amortization	(3,014)	—	(3,014)
Acquired unfavorable lease intangibles, net	$2,156	$—	$2,156

	December 31, 2018
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$48,143	$—	$48,143
Less: Accumulated amortization	(29,780)	—	(29,780)
Acquired favorable lease intangibles, net	18,363	—	18,363
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(15,378)	(15,378)
Acquired customer relationships, net	—	20,135	20,135
Total intangible assets, net	$18,363	$20,135	$38,498

Intangible liabilities
Acquired unfavorable lease intangibles	$3,736	$—	$3,736
Less: Accumulated amortization	(2,114)	—	(2,114)
Acquired unfavorable lease intangibles, net	$1,622	$—	$1,622

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2019	2018	2017
Lease intangibles	Equipment leasing revenues	$7,181	$8,588	$4,716
Customer relationships:	Depreciation and amortization
Continuing operations		3,553	3,553	3,553
Discontinued operations		15	45	45
Total		$10,749	$12,186	$8,314

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2019, estimated net annual amortization of intangibles is as follows:

2020	$7,982
2021	6,611
2022	4,833
2023	3,733
2024	2,377
Thereafter	—
Total	$25,536

9.  DEBT, NET
Our debt, net is summarized as follows:

	December 31, 2019			December 31, 2018
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement (1)	$36,009	LIBOR + 4.50%	9/16/2020	$47,743
Jefferson Revolver (2)	50,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	3/7/2021	49,805
DRP Revolver (3)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	—
Revolving Credit Facility (2)	—	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	100,000
Total loans payable	111,009			197,548
Bonds payable
Series 2012 Bonds (4)	41,059	8.25%	7/1/2032	42,797
Series 2016 Bonds (5)	144,200	7.25%	2/1/2036	144,200
Senior Notes due 2022 (6)	697,814	6.75%	3/15/2022	549,405
Senior Notes due 2025 (7)	444,957	6.50%	10/1/2025	295,642
Total bonds payable	1,328,030			1,032,044
Debt	1,439,039			1,229,592
Less: Debt issuance costs	(18,111)			(14,484)
Total debt, net	$1,420,928			$1,215,108

Total debt due within one year	$182,019			$49,413
______________________________________________________________________________________
(1) Secured on a first priority basis by the offshore vessel.
(2) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(4) Includes unamortized premium of $1,509 and $1,577 as of December 31, 2019 and 2018, respectively.
(5) These bonds have a stated maturity of February 1, 2036 but are subject to mandatory tender for purchase at par, by our subsidiary, on February 13, 2020 if they have not been repurchased from proceeds of a remarketing of the bonds or redeemed prior to such date.
(6) Includes unamortized discount of $5,429 and $5,154, respectively, and an unamortized premium of $3,243 and $4,559, respectively, as of December 31, 2019 and 2018.
(7) Includes unamortized discount of $5,043 and $4,358 as of December 31, 2019 and 2018, respectively.

DRP Revolver—On November 5, 2018, our subsidiary entered into a revolving credit facility (the “DRP Revolver”) that provides for revolving loans in the aggregate amount of $25 million. The DRP Revolver is secured by the capital stock of certain of our direct subsidiaries as defined in the related credit agreement.

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
Jefferson Revolver—On December 20, 2018, our subsidiary entered into an amendment to the Jefferson Revolver which temporarily increased the aggregate revolving commitments by $25 million from $50 million to $75 million. In July 2019, we repaid $23 million, and the aggregate revolving commitment reverted back to $50 million on August 1, 2019.
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
Revolving Credit Facility—On February 8, 2019, we entered into an amendment to the Revolving Credit Facility which, among other things, (i) increased the aggregate revolving commitments by $125 million from $125 million to $250 million, (ii) extended the maturity date of the revolving loans and commitments to January 31, 2022 and (iii) made certain modifications to the financial covenants, including an increase in the maximum ratio of debt to total equity from 1.65:1.00 to 2.00:1.00.
On August 6, 2019, we entered into another amendment to the Revolving Credit Facility which, among other things, makes certain modifications to the financial covenants, including an increase in the maximum ratio of debt to total equity from 2.00:1.00 to 3.00:1.00.
LREG Credit Agreement—On February 15, 2019, Long Ridge Energy Generation LLC and two other subsidiaries (collectively, “Co-Borrowers”) entered into certain credit agreements establishing (i) a $445 million construction loan and term loan, (ii) a $154 million letter of credit facility and (iii) a $143 million construction loan and term loan, all of which will be used for the purposes of funding the development, construction and completion of the power plant at Long Ridge. The borrowings under these agreements are secured by the assets of the Co-Borrowers, are not guaranteed by the Company and are non-recourse to the Company. This debt was deconsolidated as a result of the Long Ridge Transaction. See Note 7 for additional detail.
Senior Notes due 2025—On May 21, 2019, we issued an additional $150 million of Senior Notes (“2025 Notes”) at an offering price of 99.125% of the principal amount plus accrued interest from April 1, 2019.
FTAI Pride Credit Agreement—On September 30, 2019, our subsidiary entered into an amendment to the FTAI Pride Credit Agreement which extended the maturity date to September 16, 2020.
We fully extinguished certain debt of $100.0 million and recognized a loss on extinguishment of debt of $2.5 million during the year ended December 31, 2017. We did not fully extinguish any debt in 2019 or 2018.
We were in compliance with all debt covenants as of December 31, 2019.
As of December 31, 2019, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
FTAI Pride Credit Agreement	$36,009	$—	$—	$—	$—	$—	$36,009
Jefferson Revolver	—	50,000	—	—	—	—	50,000
DRP Revolver	—	25,000	—	—	—	—	25,000
Revolving Credit Facility	—	—	—	—	—	—	—
Series 2012 Bonds	1,810	1,960	2,120	2,295	2,485	28,880	39,550
Series 2016 Bonds	144,200	—	—	—	—	—	144,200
Senior Notes due 2022	—	—	700,000	—	—	—	700,000
Senior Notes due 2025	—	—	—	—	—	450,000	450,000
Total principal payments on loans and bonds payable	$182,019	$76,960	$702,120	$2,295	$2,485	$478,880	$1,444,759

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
The following tables set forth our financial assets measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2019	December 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$226,512	$226,512	$—	$—	Market
Restricted cash	16,005	16,005	—	—	Market
Derivative assets	181	—	—	181	Income
Total assets	$242,698	$242,517	$—	$181

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2018	December 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$99,601	$99,601	$—	$—	Market
Restricted cash	21,236	21,236	—	—	Market
Derivative assets	7,470	—	—	7,470	Income
Total assets	$128,307	$120,837	$—	$7,470

Liabilities
Derivative liabilities	$(925)	$—	$—	$(925)	Income

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	December 31,
	2019	2018
Series 2012 Bonds (1)	$41,450	$42,633
Series 2016 Bonds (1)	145,143	149,582
Senior Notes due 2022	731,451	551,144
Senior Notes due 2025	475,884	283,965
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
11.  DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivatives
Depending on market conditions, we source crude oil from producers in Canada, arranging logistics to Jefferson Terminal and marketing crude oil to third parties. These crude oil forward purchase and sales contracts are not designated in hedging relationships.
The following table presents information related to our outstanding derivative contracts:

	Notional Amount	Fair Value of Assets (1)	Fair Value of Liabilities (1)	Term
December 31, 2019
Crude oil forwards (BBL)	150	$181	$—	1 to 2 months
December 31, 2018
Crude oil forwards (BBL)	3,225	$7,470	$(925)	1 to 12 months
______________________________________________________________________________________
(1) Included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Year Ended December 31,
	2019	2018	2017
Beginning Balance	$6,545	$1,022	$—
Net unrealized gains (losses) recognized in earnings	(6,364)	5,523	1,022
Purchases	314	8,473	1,011
Sales	(674)	(178)	(10)
Settlements	360	(8,295)	(1,001)
Ending Balance	$181	$6,545	$1,022

There were no transfers into or out of Level 3 during the periods presented.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
12.  REVENUES
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

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$197,305	$—	$—	$9,796	$207,101
Maintenance revenue	134,914	—	—	—	134,914
Finance lease income	2,648	—	—	—	2,648
Other revenue	1,808	—	—	2,851	4,659
Total equipment leasing revenues	336,675	—	—	12,647	349,322
Infrastructure revenues
Lease income	—	2,306	1,056	—	3,362
Terminal services revenues	—	35,908	7,057	—	42,965
Crude marketing revenues	—	166,134	—	—	166,134
Other revenue	—	—	14,074	2,917	16,991
Total infrastructure revenues	—	204,348	22,187	2,917	229,452
Total revenues	$336,675	$204,348	$22,187	$15,564	$578,774

	Year Ended December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$151,531	$—	$—	$5,659	$157,190
Maintenance revenue	89,870	—	—	—	89,870
Finance lease income	1,895	—	—	1,454	3,349
Other revenue	974	—	—	1,656	2,630
Total equipment leasing revenues	244,270	—	—	8,769	253,039
Infrastructure revenues
Lease income	—	272	1,462	—	1,734
Terminal services revenues	—	10,108	—	—	10,108
Crude marketing revenues	—	60,518	—	—	60,518
Other revenue	—	87	15,982	644	16,713
Total infrastructure revenues	—	70,985	17,444	644	89,073
Total revenues	$244,270	$70,985	$17,444	$9,413	$342,112

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31, 2017
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$91,103	$—	$—	$8,433	$99,536
Maintenance revenue	65,651	—	—	—	65,651
Finance lease income	—	—	—	1,536	1,536
Other revenue	39	—	—	3,238	3,277
Total equipment leasing revenues	156,793	—	—	13,207	170,000
Infrastructure revenues
Lease income	—	—	1,111	—	1,111
Terminal services revenues	—	10,229	—	—	10,229
Other revenue	—	—	3,712	—	3,712
Total infrastructure revenues	—	10,229	4,823	—	15,052
Total revenues	$156,793	$10,229	$4,823	$13,207	$185,052

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of December 31, 2019:

	Operating leases	Finance leases
2020	$183,004	$1,611
2021	121,447	1,291
2022	78,808	897
2023	48,705	274
2024	33,352	—
Thereafter	14,815	—
Total	$480,131	$4,073

13.  LEASES
We have commitments as lessees under lease agreements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately 2 years to 46 years.
The following table presents lease related costs for the year ended December 31, 2019:

Operating lease expense	$5,857
Short-term lease expense	3,605
Variable lease expense	3,263
Sublease income	(1,032)
Lease expense from continuing operations	11,693

Finance lease expense	304
Operating lease expense	3,705
Lease expense from discontinued operations	4,009

Total lease expense	$15,702

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents information related to our operating leases as of and for the year ended December 31, 2019:

Right-of-use assets, net	$37,466
Lease liabilities	$36,968

Weighted average remaining lease term	41.9 years
Weighted average incremental borrowing rate	7.4%

Cash paid for amounts included in the measurement of operating lease liabilities
Continuing operations	$4,882
Discontinued operations	$3,595

The following table presents future minimum lease payments under non-cancellable operating leases as of December 31, 2019:

2020	$3,308
2021	3,379
2022	3,250
2023	3,194
2024	2,963
Thereafter	105,754
Total undiscounted lease payments	121,848
Less: Imputed interest	84,880
Total lease liabilities	$36,968

During the year ended December 31, 2019, we entered into lease agreements for real estate and office equipment that had a ROU asset value of approximately $3.5 million and lease terms ranging from 5 years to 46 years at commencement.
14.  EQUITY-BASED COMPENSATION
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
As of December 31, 2019, the Incentive Plan provides for the issuance of up to 29.9 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The following table presents our stock-based compensation expense:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2019	2018	2017
Stock options	$—	$9	$—	$—
Restricted shares	1,054	359	318	1,088
Common units	455	349	295	754
Total - continuing operations	$1,509	$717	$613	$1,842

Common units - discontinued operations	$3,114	$184	$730

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables present information for our stock options, restricted shares and common units:

	Stock Options		Restricted Shares		Common Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price	Units	Weighted Average Issuance Price
Outstanding as of December 31, 2018	851,342	$18.20	49,766	$19.87	1,009,598	$1.16
Granted	1,262,362	15.94	113,121	13.26	1,110,000	0.60
Less: exercised / vested	—		58,662	14.65	1,162,930	0.27
Less: forfeited and canceled	—		—		—
Outstanding as of December 31, 2019	2,113,704		104,225		956,668

	Stock Options	Restricted Shares	Common Units
As of December 31, 2019:
Weighted average exercise / issuance price (per share)	$16.85	$14.23	$1.18
Aggregate intrinsic value (in thousands)	$5,684	$1,483	$1,130
Weighted average remaining contractual term (in years)	9.1	0.9	0.9

Stock Options
In connection with our equity offerings in 2019 and 2018 (see Note 18 for details), we granted options to the Manager related to common shares. The fair value of these options were recorded as an increase in equity with an offsetting reduction of capital proceeds received. The following table presents information related to the options issued in 2019 and 2018:

		November 2019	September 2019	December 2018	January 2018
Number of options		686,978	575,384	126,342	700,000
Fair value ($ millions)		$1.1	$0.7	$0.2	$1.9
Expected volatility	The expected stock volatility is based on an assessment of the volatility of our publicly traded common shares	21.89%	21.45%	18.71%	27.73%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	1.67%	1.45%	2.98%	2.52%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.58%	8.02%	6.81%	5.45%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	10 years	10 years	10 years	10 years

Restricted Shares
In June 2019, we issued 113,121 restricted shares of our subsidiary that had a grant date fair value of $1.5 million, of which 25,138 shares vested during the period of issuance. The remaining shares vest over three years, subject to continued employment, and the compensation expense is recognized ratably over the vesting periods.
In May 2017, we issued 31,340 restricted shares of our subsidiary that had a grant date fair value of $0.5 million. The shares vest over four years, subject to continued employment, and the compensation expense is recognized ratably over the vesting periods.
The fair value of the above awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis which requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market based inputs and transactions, as available at the measurement date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Common Units
We issued 1,110,000, 670,000 and 505,050 common units of our subsidiary during the years ended December 31, 2019, 2018 and 2017, respectively, that had grant date fair values of $3.4 million, $0.7 million and $0.5 million, respectively, and vest over three years. These awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
15.  INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$55	$75	$1,551
State and local	423	250	145
Foreign	188	63	76
Total current provision	666	388	1,772
Deferred:
Federal	12,937	1,528	215
State and local	(638)	621	5
Foreign	4,845	(88)	(38)
Total deferred provision	17,144	2,061	182
Provision for (benefit from) income taxes:
Continuing operations	17,810	2,449	1,954
Discontinued operations	1,076	(1,077)	—
Total	$18,886	$1,372	$1,954

We are taxed as a flow-through entity for U.S. income tax purposes and our taxable income or loss generated is the responsibility of our owners. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The difference between our reported total provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal tax at statutory rate	21.0%	21.0%	35.0%
Income not subject to tax at statutory rate	(21.7)%	121.9%	98.2%
State and local taxes	(0.1)%	(6.1)%	(0.5)%
Foreign taxes	2.7%	7.7%	(0.2)%
Branch profit tax	—%	(0.5)%	(2.6)%
Change in tax rates	—%	—%	(6.9)%
Other	(0.6)%	(0.2)%	1.0%
Change in valuation allowance	7.0%	(153.3)%	(133.2)%
Provision for income taxes	8.3%	(9.5)%	(9.2)%

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$74,555	$64,034
Accrued expenses	1,252	1,241
Interest expense	25,306	19,380
Operating lease liabilities	6,104	—
Other	2,041	1,233
Total deferred tax assets	109,258	85,888
Less valuation allowance	(79,176)	(68,294)
Net deferred tax assets	30,082	17,594
Deferred tax liabilities:
Investment in partnerships	(22,250)	—
Fixed assets and goodwill	(21,592)	(19,117)
Operating lease right-of-use assets	(6,032)	—
Net deferred tax liabilities	$(19,792)	$(1,523)

Current and deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2019 and 2018 of $79.2 million and $68.3 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2019	2018
Valuation allowance at beginning of period	$68,294	$45,624
Change due to current year losses	19,330	22,670
Change due to current year releases	(8,448)	—
Valuation allowance at end of period	$79,176	$68,294

As of December 31, 2019, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of approximately $295.0 million that are available to offset future taxable income. If not utilized, $169.0 million of these carryforwards will begin to expire in the year 2034, with $126.0 million of these carryforwards having no expiration date. As of December 31, 2019, we also had net operating loss carryforwards for Irish income tax purposes of $76.5 million, which can be carried forward indefinitely against future business income, and $0.9 million of net operating loss carryforwards for Malaysian income tax purposes, which will begin to expire in the year 2025. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of and for the period ended December 31, 2019, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2016. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
16.  MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Year Ended December 31,
	2019	2018	2017
Management fees	$14,828	$15,319	$15,218
Income incentive allocation	—	—	—
Capital gains incentive allocation	21,231	407	514
Total	$36,059	$15,726	$15,732

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
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2019	2018	2017
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$11,017	$9,910	$8,064
Acquisition and transaction expenses	3,399	6,653	6,295
Total	$14,416	$16,563	$14,359

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2019	2018
Accrued management fees	$1,410	$1,263
Other payables	21,992	3,965

As of December 31, 2019 and 2018, no amounts were recorded as a receivable from the Manager.
Other Affiliate Transactions
As of December 31, 2019 and 2018, an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at December 31, 2019 and 2018 was $33.7 million and $51.1 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2019	2018	2017
Non-controlling interest share of net loss	$17,357	$13,436	$8,662

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
17.  SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have three reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Jefferson Terminal and (iii) Ports and Terminals. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and an equity method investment in Long Ridge, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
In December 2019, we completed the sale of substantially all of our railroad business, which was formerly reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations and the assets, liabilities and results of operations have been presented as discontinued operations for all periods presented.
Corporate and Other primarily consists of debt, unallocated company level general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases, (ii) an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers (on both an operating lease and finance lease basis) and (iii) railroad assets retained after the December 2019 sale, which consists of equipment that support a railcar cleaning business.
During 2019, we updated our segment performance measure from Adjusted Net Income to Adjusted EBITDA (see definition below) as this is the primary performance measure that our Chief Operating Decision Maker (“CODM”) utilizes to assess operational performance, as well as make resource and allocation decisions. In connection with the change in our performance measure, in accordance with ASC 280, we also assessed our reportable segments. We determined that our Offshore Energy and Shipping Containers segments no longer met the requirement as reportable segments. In addition, with the December 2019 sale of substantially all of our railroad business, the Railroad segment no longer met the requirement as a reportable segment. Accordingly, we have presented these operating segments, along with Corporate results, within Corporate and Other effective in 2019. All prior periods have been restated for historical comparison across segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2); however, financial information presented by segment includes the impact of intercompany eliminations. We evaluate investment performance for each reportable segment primarily based on net income attributable to shareholders and Adjusted EBITDA.
Adjusted EBITDA is defined as net income (loss) attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2019

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$336,675	$—	$—	$12,647	$349,322
Infrastructure revenues	—	204,348	22,187	2,917	229,452
Total revenues	336,675	204,348	22,187	15,564	578,774

Expenses
Operating expenses	14,132	231,506	24,854	17,544	288,036
General and administrative	—	—	—	20,441	20,441
Acquisition and transaction expenses	518	—	5,008	12,097	17,623
Management fees and incentive allocation to affiliate	—	—	—	36,059	36,059
Depreciation and amortization	128,990	22,873	9,849	7,311	169,023
Interest expense	—	16,189	1,712	77,684	95,585
Total expenses	143,640	270,568	41,423	171,136	626,767

Other income (expense)
Equity in losses of unconsolidated entities	(1,829)	(292)	(192)	(62)	(2,375)
Gain on sale of assets, net	81,954	4,636	116,660	—	203,250
Asset impairment	—	—	(4,726)	—	(4,726)
Interest income	104	118	289	20	531
Other income	—	634	1,809	1,002	3,445
Total other income	80,229	5,096	113,840	960	200,125
Income (loss) from continuing operations before income taxes	273,264	(61,124)	94,604	(154,612)	152,132
Provision for income taxes	2,826	284	14,700	—	17,810
Net income (loss) from continuing operations	270,438	(61,408)	79,904	(154,612)	134,322
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(17,356)	(215)	—	(17,571)
Dividends on preferred shares	—	—	—	1,838	1,838
Net income (loss) attributable to shareholders from continuing operations	$270,438	$(44,052)	$80,119	$(156,450)	$150,055

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$432,934	$(6,160)	$114,760	$(38,126)	$503,408
Add: Non-controlling share of Adjusted EBITDA					9,859
Add: Equity in losses of unconsolidated entities					(2,375)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					1,387
Less: Interest expense					(95,585)
Less: Depreciation and amortization expense					(199,185)
Less: Incentive allocations					(21,231)
Less: Asset impairment charges					(4,726)
Less: Changes in fair value of non-hedge derivative instruments					(4,555)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(17,623)
Less: Equity-based compensation expense					(1,509)
Less: Provision for income taxes					(17,810)
Net income attributable to shareholders from continuing operations					$150,055

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$14,542	$—	$—	$—	$14,542
Asia	119,289	—	—	12,647	131,936
Europe	157,942	—	—	—	157,942
North America	36,391	204,348	22,187	2,917	265,843
South America	8,511	—	—	—	8,511
Total revenues	$336,675	$204,348	$22,187	$15,564	$578,774

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2018

	Year Ended December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$244,270	$—	$—	$8,769	$253,039
Infrastructure revenues	—	70,985	17,444	644	89,073
Total revenues	244,270	70,985	17,444	9,413	342,112

Expenses
Operating expenses	9,149	94,622	18,312	14,487	136,570
General and administrative	—	—	—	17,126	17,126
Acquisition and transaction expenses	315	—	—	6,653	6,968
Management fees and incentive allocation to affiliate	—	—	—	15,726	15,726
Depreciation and amortization	102,419	19,745	5,139	6,605	133,908
Interest expense	—	15,513	649	40,683	56,845
Total expenses	111,883	129,880	24,100	101,280	367,143

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(743)	(574)	—	309	(1,008)
Gain on sale of assets, net	3,911	—	—	—	3,911
Interest income	202	270	—	16	488
Other income	—	3,983	—	—	3,983
Total other income	3,370	3,679	—	325	7,374
Income (loss) from continuing operations before income taxes	135,757	(55,216)	(6,656)	(91,542)	(17,657)
Provision for (benefit from) income taxes	2,280	261	1	(93)	2,449
Net income (loss) from continuing operations	133,477	(55,477)	(6,657)	(91,449)	(20,106)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	(24)	(21,801)	(100)	—	(21,925)
Dividends on preferred shares	—	—	—	—	—
Net income (loss) attributable to shareholders from continuing operations	$133,501	$(33,676)	$(6,557)	$(91,449)	$1,819

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Year Ended December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$265,002	$(11,645)	$(615)	$(36,870)	$215,872
Add: Non-controlling share of Adjusted EBITDA					9,744
Add: Equity in losses of unconsolidated entities					(1,008)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(359)
Less: Interest expense					(56,845)
Less: Depreciation and amortization expense					(160,567)
Less: Incentive allocations					(407)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					5,523
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(6,968)
Less: Equity-based compensation expense					(717)
Less: Provision for income taxes					(2,449)
Net income attributable to shareholders from continuing operations					$1,819

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$10,053	$—	$—	$—	$10,053
Asia	78,374	—	—	7,315	85,689
Europe	121,546	—	—	—	121,546
North America	30,701	70,985	17,444	2,098	121,228
South America	3,596	—	—	—	3,596
Total revenues	$244,270	$70,985	$17,444	$9,413	$342,112

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
III. For the Year Ended December 31, 2017

	Year Ended December 31, 2017
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$156,793	$—	$—	$13,207	$170,000
Infrastructure revenues	—	10,229	4,823	—	15,052
Total revenues	156,793	10,229	4,823	13,207	185,052

Expenses
Operating expenses	6,247	31,213	9,117	15,842	62,419
General and administrative	—	—	—	14,570	14,570
Acquisition and transaction expenses	441	—	—	6,865	7,306
Management fees and incentive allocation to affiliate	—	—	—	15,732	15,732
Depreciation and amortization	61,795	16,193	1,658	6,427	86,073
Interest expense	—	13,568	1,088	23,142	37,798
Total expenses	68,483	60,974	11,863	82,578	223,898

Other income (expense)
Equity in losses of unconsolidated entities	(1,276)	(321)	—	(4)	(1,601)
Gain on sale of assets, net	7,188	—	—	11,405	18,593
Loss on extinguishment of debt	—	—	—	(2,456)	(2,456)
Interest income	297	376	—	15	688
Other income	—	1,980	—	1,093	3,073
Total other income	6,209	2,035	—	10,053	18,297
Income (loss) from continuing operations before income taxes	94,519	(48,710)	(7,040)	(59,318)	(20,549)
Provision for (benefit from) income taxes	1,966	42	—	(54)	1,954
Net income (loss) from continuing operations	92,553	(48,752)	(7,040)	(59,264)	(22,503)
Less: Net income (loss) from continuing operations attributable to non-controlling interests in consolidated subsidiaries	697	(22,991)	(484)	(526)	(23,304)
Dividends on preferred shares	—	—	—	—	—
Net income (loss) attributable to shareholders from continuing operations	$91,856	$(25,761)	$(6,556)	$(58,738)	$801

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Year Ended December 31, 2017
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$163,828	$(8,413)	$(3,515)	$(18,277)	$133,623
Add: Non-controlling share of Adjusted EBITDA					12,535
Add: Equity in losses of unconsolidated entities					(1,601)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					243
Less: Interest expense					(37,798)
Less: Depreciation and amortization expense					(94,380)
Less: Incentive allocations					(514)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					1,022
Less: Losses on the modification or extinguishment of debt and capital lease obligations					(2,456)
Less: Acquisition and transaction expenses					(7,306)
Less: Equity-based compensation expense					(613)
Less: Provision for income taxes					(1,954)
Net income attributable to shareholders from continuing operations					$801

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2017
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$9,993	$—	$—	$—	$9,993
Asia	45,794	—	—	6,074	51,868
Europe	84,023	—	—	5,597	89,620
North America	16,278	10,229	4,823	1,536	32,866
South America	705	—	—	—	705
Total revenues	$156,793	$10,229	$4,823	$13,207	$185,052

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,694,837	$781,422	$366,402	$394,261	$3,236,922

Debt, net	—	233,077	25,000	1,162,851	1,420,928

Total liabilities	285,099	324,509	63,930	1,224,527	1,898,065

Non-controlling interests in equity of consolidated subsidiaries	—	35,671	785	524	36,980

Total equity	1,409,738	456,913	302,472	(830,266)	1,338,857

Total liabilities and equity	$1,694,837	$781,422	$366,402	$394,261	$3,236,922

	December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$43,348	$—	$—	$—	$43,348
Asia	487,913	—	—	37,548	525,461
Europe	647,029	—	—	—	647,029
North America	311,185	560,059	200,319	123,067	1,194,630
South America	28,700	—	—	—	28,700
Total property, plant and equipment and leasing equipment, net	$1,518,175	$560,059	$200,319	$160,615	$2,439,168

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total (1)
Total assets	$1,367,074	$670,682	$277,160	$267,118	$2,582,034

Debt, net	—	234,862	—	980,246	1,215,108

Total liabilities	234,449	288,256	16,615	1,010,213	1,549,533

Non-controlling interests in equity of consolidated subsidiaries	—	52,058	544	523	53,125

Total equity	1,132,625	382,426	260,545	(743,095)	1,032,501

Total liabilities and equity	$1,367,074	$670,682	$277,160	$267,118	$2,582,034
______________________________________________________________________________________
(1) Excludes assets, liabilities and equity from discontinued operations.

	December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$47,353	$—	$—	$—	$47,353
Asia	383,648	—	—	34,667	418,315
Europe	592,670	—	—	121,950	714,620
North America	177,962	433,404	263,747	4,323	879,436
South America	34,505	—	—	—	34,505
Total property, plant and equipment and leasing equipment, net	$1,236,138	$433,404	$263,747	$160,940	$2,094,229

18.  EARNINGS PER SHARE AND EQUITY
Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to shareholders by the weighted average number of shares of common stock outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017
Net income (loss) from continuing operations	$134,322	$(20,106)	$(22,503)
Net income (loss) from discontinued operations, net of income taxes	73,462	4,402	(737)
Net income (loss)	207,784	(15,704)	(23,240)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(17,571)	(21,925)	(23,304)
Discontinued operations	247	339	(70)
Dividends on preferred shares	1,838	—	—
Net income attributable to shareholders	$223,270	$5,882	$134
Weighted average shares outstanding:
Basic	85,992,019	83,654,068	75,766,811
Diluted	86,029,363	83,664,833	75,766,811
Basic EPS:
Continuing operations	$1.74	$0.02	$0.01
Discontinued operations	$0.85	$0.05	$(0.01)
Diluted EPS:
Continuing operations	$1.74	$0.02	$0.01
Discontinued operations	$0.85	$0.05	$(0.01)

The calculation of Diluted EPS excludes 150,981, 57,069 and 438 shares for the years ended December 31, 2019, 2018 and 2017, respectively, because the impact would be anti-dilutive.
Certain holders of Class B Units (see Note 16) converted 1,134,806 Class B Units in exchange for 840,434 common shares during the year December 31, 2019.
We issued 26,125 common shares to certain directors as compensation during the year December 31, 2019.
Preferred Shares
In September 2019, in a public offering, we issued 3,450,000 shares of 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares (“Series A Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $82.9 million.
In November 2019, in a public offering, we issued 4,600,000 shares of 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares (“Series B Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $111.1 million.
See Note 14 for information related to options issued to the Manager in connection with these offerings.
19.  COMMITMENTS AND CONTINGENCIES
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents unaudited summary information for our quarterly operations:

	2019
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$114,894	$149,848	$152,700	$161,332	$578,774
Total expenses	123,403	164,798	169,430	169,136	626,767
Total other (expense) income	(1,178)	27,630	37,338	136,335	200,125
(Loss) income from continuing operations before income taxes	(9,687)	12,680	20,608	128,531	152,132
Provision for (benefit from) income taxes	267	(2,328)	872	18,999	17,810
Net (loss) income from continuing operations	(9,954)	15,008	19,736	109,532	134,322
Net income from discontinued operations, net of income taxes	158	785	940	71,579	73,462
Net (loss) income	(9,796)	15,793	20,676	181,111	207,784
Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(3,360)	(4,580)	(5,111)	(4,520)	(17,571)
Discontinued operations	(56)	41	116	146	247
Dividends on preferred shares	—	—	—	1,838	1,838
Net (loss) income attributable to shareholders	$(6,380)	$20,332	$25,671	$183,647	$223,270

(Loss) earnings per share:
Basic
Continuing operations	$(0.07)	$0.23	$0.29	$1.30	$1.74
Discontinued operations	$0.00	$0.01	$0.01	$0.83	$0.85
Diluted
Continuing operations	$(0.07)	$0.23	$0.29	$1.30	$1.74
Discontinued operations	$0.00	$0.01	$0.01	$0.83	$0.85
Weighted Average Shares Outstanding:
Basic	85,986,453	85,987,769	85,996,067	85,997,619	85,992,019
Diluted	85,986,453	85,989,029	86,005,604	86,090,207	86,029,363

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	2018
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$57,797	$63,191	$92,472	$128,652	$342,112
Total expenses	69,772	75,342	91,685	130,344	367,143
Total other income	431	5,983	621	339	7,374
(Loss) income from continuing operations before income taxes	(11,544)	(6,168)	1,408	(1,353)	(17,657)
Provision for income taxes	495	534	551	869	2,449
Net (loss) income from continuing operations	(12,039)	(6,702)	857	(2,222)	(20,106)
Net income (loss) from discontinued operations, net of income taxes	2,706	253	(134)	1,577	4,402
Net (loss) income	(9,333)	(6,449)	723	(645)	(15,704)
Net (loss) income attributable to non-controlling interests in consolidated subsidiaries
Continuing operations	(8,967)	(7,339)	(3,829)	(1,790)	(21,925)
Discontinued operations	206	51	(26)	108	339
Dividends on preferred shares	—	—	—	—	—
Net (loss) income attributable to shareholders	$(572)	$839	$4,578	$1,037	$5,882

(Loss) earnings per share:
Basic
Continuing operations	$(0.04)	$0.01	$0.06	$(0.01)	$0.02
Discontinued operations	$0.03	$0.00	$(0.01)	$0.02	$0.05
Diluted
Continuing operations	$(0.04)	$0.01	$0.06	$(0.01)	$0.02
Discontinued operations	$0.03	$0.00	$(0.01)	$0.02	$0.05
Weighted Average Shares Outstanding:
Basic	81,534,454	83,160,037	84,708,071	85,065,125	83,654,068
Diluted	81,534,454	83,160,047	84,709,656	85,068,966	83,664,833

21.  SUBSEQUENT EVENTS
In January 2020, we issued 11,991 common shares to certain directors as compensation.
Certain holders of Class B Units converted 85,794 Class B Units in exchange for 63,538 common shares during the first quarter of 2020.
Series 2020 Bonds
On February 11, 2020, our subsidiary (“Jefferson”) issued Series 2020 Bonds in an aggregate principal amount of approximately $264.0 million. The Series 2020 Bonds are designated as $184.9 million of Series 2020A Dock and Wharf Facility Revenue Bonds (the “Series 2020A Bonds”), and $79.1 million of Series 2020B Taxable Facility Revenue Bonds (the “Taxable Series 2020B Bonds”).
The Series 2020A Bonds maturing on January 1, 2035 ($53.5 million aggregate principal amount) bear interest at a fixed rate of 3.625%.
The Series 2020A Bonds maturing on January 1, 2050 ($131.4 million aggregate principal amount) bear interest at a fixed rate of 4.00%.
The Taxable Series 2020B Bonds will mature on January 1, 2025 and bear interest at a fixed rate of 6.00%.
Jefferson used a portion of the net proceeds from this offering to refund, redeem and defease the Series 2012 Bonds, Series 2016 Bonds and Jefferson Revolver, and intends to use a portion of the net proceeds to pay for or reimburse the cost of development, construction and acquisition of certain facilities, to fund certain reserve and funded interest accounts related to the Series 2020 Bonds, and to pay for or reimburse certain costs of issuance of the Series 2020 Bonds.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Dividends
On February 27, 2020, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended December 31, 2019, payable on March 24, 2020 to the holders of record on March 13, 2020.
Additionally, on February 27, 2020, our Board of Directors declared cash dividends on the Series A Preferred Shares and Series B Preferred Shares of $0.52 and $0.60 per share, respectively, for the quarter ended December 31, 2019, payable on March 16, 2020 to the holders of record on March 9, 2020.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on Internal Control Over Financial Reporting
We have audited Fortress Transportation and Infrastructure Investors LLC’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fortress Transportation and Infrastructure Investors LLC (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

Item 9B. Other Information
None.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (our “Definitive Proxy Statement”) within 120 days after the fiscal year ended December 31, 2019 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors,” “Executive Officers” and “Security Ownership of Management and Certain Beneficial Owners—Section 16(a) of Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive and Manager Compensation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.” See also “Nonqualified Stock Option and Incentive Award Plan” in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement under the headings “Proposal No. 1 Election of Directors—Determination of Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.  Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV
Item 15.  Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of November 19, 2019, by and among Soo Line Corporation, Black Bear Acquisition LLC, Railroad Acquisition Holdings LLC and Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed January 6, 2020).
	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
	3.2	Third Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of November 27, 2019 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-A, filed November 27, 2019).
	3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
	3.4	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares, dated as of November 27, 2019 (included as part of Exhibit 3.2).
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

	4.4	Second Supplemental Indenture, dated August 23, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2017).
	4.5	Third Supplemental Indenture, dated December 20, 2017, between Fortress Transportation and Infrastructure LLC and U.S. Bank National Association as trustee relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 2017).
	4.6	Fourth Supplemental Indenture, dated May 31, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed May 31, 2018).
	4.7	Fifth Supplemental Indenture, dated February 8, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 8, 2019).
	4.8	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.9	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
	4.10	First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.11	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
	4.12	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
	4.13	Description of Securities Registered under Section 12 of the Exchange Act.
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
	10.6	Credit Agreement, dated as of August 27, 2014, among Morgan Stanley Senior Funding, Inc., as administrative agent, Jefferson Gulf Coast Energy Partners LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).

	Exhibit No.	Description
	10.7	Trust Indenture and Security Agreement between the District and The Bank of New York Mellon Trust Company, National Association, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.8	Standby Bond Purchase Agreement among the Port of Beaumont Navigation District of Jefferson County, Texas, The Bank of New York Mellon Trust Company, National Association, Jefferson Railport Terminal II Holdings LLC and Jefferson Railport Terminal II LLC dated as of February 1, 2016 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.9	Capital Call Agreement, by and among Fortress Transportation and Infrastructure Investors LLC, FTAI Energy Holdings LLC, FTAI Partner Holdings LLC, FTAI Midstream GP Holdings LLC, FTAI Midstream GP LLC, FTAI Midstream Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II Holdings LLC, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.10	Fee and Support Agreement, among FTAI Energy Holdings LLC, FEP Terminal Holdings LLC, FTAI Energy Partners LLC and Jefferson Railport Terminal II LLC, dated as of March 7, 2016 (incorporated by reference to Exhibit 10.10 of the Company's Amended Annual Report on Form 10-K/A, filed on April 29, 2016).
	10.11	Lease and Development Agreement (Facilities Lease), dated as of February 1, 2016, by and between the Port of Beaumont Navigation District of Jefferson County, Texas and Jefferson Railport Terminal II LLC (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.12	Deed of Trust of Jefferson Railport Terminal II LLC, dated as of February 1, 2016 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K, filed on March 10, 2016).
	10.13	Credit Agreement, dated January 23, 2017, among Fortress Transportation and Infrastructure Investors LLC, as holdings, Fortress Worldwide Transportation and Infrastructure General Partnership, as IntermediateCo, WWTAI Finance Ltd., as Borrower, the Subsidiary Guarantors from time to time party thereto, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on January 27, 2017).
	10.14	Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).
	10.15	Credit Agreement Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2018).
	10.16	Credit Agreement Amendment No. 2 dated as of February 8, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 11, 2019).
	10.17	Credit Agreement Amendment No. 3 dated as of August 6, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 9, 2019).
*	10.18	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
*	10.19	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.20	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.21	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
†	10.22	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	21.1	Subsidiaries of Fortress Transportation and Infrastructure Investors LLC.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit No.	Description
	101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	February 28, 2020
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 28, 2020
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	February 28, 2020
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	February 28, 2020
Eun Nam
Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	February 28, 2020
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	February 28, 2020
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	February 28, 2020
A. Andrew Levison
Director

By:	/s/ Kenneth J. Nicholson	Date:	February 28, 2020
Kenneth J. Nicholson
Director

By:	/s/ Ray M. Robinson	Date:	February 28, 2020
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 28, 2020
Martin Tuchman
Director