Form 10-Q
period 2020-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2020-05-01
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 85,114,636 common shares representing limited liability company interests outstanding at April 28, 2020.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to us. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, public health crises, such as the COVID-19 pandemic, and any actions taken by businesses and governments;
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	2	$45,120	$226,512
Restricted cash	2	78,268	16,005
Accounts receivable, net		57,945	49,470
Leasing equipment, net	4	1,680,646	1,707,059
Operating lease right-of-use assets, net	13	62,965	37,466
Finance leases, net	5	7,995	8,315
Property, plant, and equipment, net	6	789,300	732,109
Investments	7	194,352	180,550
Intangible assets, net	8	25,115	27,692
Goodwill		122,735	122,639
Other assets	2	112,147	129,105
Total assets		$3,176,588	$3,236,922

Liabilities
Accounts payable and accrued liabilities		$82,928	$144,855
Debt, net	9	1,445,735	1,420,928
Maintenance deposits		198,694	208,944
Security deposits		42,182	45,252
Operating lease liabilities	13	62,524	36,968
Other liabilities		32,701	41,118
Total liabilities		$1,864,764	$1,898,065

Commitments and contingencies	19

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 85,114,636 and 84,917,448 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)		$851	$849
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)		81	81
Additional paid in capital		1,110,028	1,110,122
Retained earnings		159,199	190,453
Accumulated other comprehensive income		9,130	372
Shareholders' equity		1,279,289	1,301,877
Non-controlling interest in equity of consolidated subsidiaries		32,535	36,980
Total equity		1,311,824	1,338,857
Total liabilities and equity		$3,176,588	$3,236,922

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2020	2019
Revenues
Equipment leasing revenues		$86,449	$72,452
Infrastructure revenues		26,391	42,442
Total revenues	12	112,840	114,894
Expenses
Operating expenses		33,444	54,310
General and administrative		4,663	4,184
Acquisition and transaction expenses		3,194	1,474
Management fees and incentive allocation to affiliate	16	4,766	3,838
Depreciation and amortization	4, 6, 8	42,197	38,863
Interest expense		22,861	20,734
Total expenses		111,125	123,403
Other income (expense)
Equity in earnings (losses) of unconsolidated entities	7	265	(384)
(Loss) gain on sale of assets, net		(1,819)	1,718
Loss on extinguishment of debt	9	(4,724)	—
Interest income		41	91
Other income (expense)		33	(2,603)
Total other expense		(6,204)	(1,178)
Loss from continuing operations before income taxes		(4,489)	(9,687)
(Benefit from) provision for income taxes	15	(98)	267
Net loss from continuing operations		(4,391)	(9,954)
Net income from discontinued operations, net of income taxes		1,331	158
Net loss		(3,060)	(9,796)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		(4,736)	(3,360)
Discontinued operations		—	(56)
Dividends on preferred shares		4,539	—
Net loss attributable to shareholders		$(2,863)	$(6,380)

Earnings (loss) per share:	18
Basic
Continuing operations		$(0.05)	$(0.07)
Discontinued operations		$0.02	$0.00
Diluted
Continuing operations		$(0.05)	$(0.07)
Discontinued operations		$0.02	$0.00
Weighted average shares outstanding:
Basic		86,008,099	85,986,453
Diluted		86,008,099	85,986,453

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,060)	$(9,796)
Other comprehensive income (loss):
Other comprehensive income (loss) related to equity method investees, net (1)	8,758	(43,012)
Comprehensive income (loss)	5,698	(52,808)
Continuing operations	(4,736)	(3,360)
Discontinued operations	—	(56)
Comprehensive income (loss) attributable to shareholders	$10,434	$(49,392)
________________________________________________________
(1) Net of deferred tax expense of $2,326 and $0 for the three months ended March 31, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2020
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net income (loss)				1,676		(4,736)	(3,060)
Other comprehensive loss				—	8,758	—	8,758
Total comprehensive loss				1,676	8,758	(4,736)	5,698
Issuance of common shares	2		154				156
Conversion of participating securities			(2)				(2)
Dividends declared - common shares				(28,391)			(28,391)
Issuance costs of preferred shares			(246)				(246)
Dividends declared - preferred shares				(4,539)			(4,539)
Equity-based compensation						291	291
Equity - March 31, 2020	$851	$81	$1,110,028	$159,199	$9,130	$32,535	$1,311,824

	Three Months Ended March 31, 2019
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$840	$—	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net loss				(6,380)		(3,416)	(9,796)
Other comprehensive loss				—	(43,012)	—	(43,012)
Total comprehensive loss				(6,380)	(43,012)	(3,416)	(52,808)
Issuance of common shares	5		230			—	235
Dividends declared - common shares			(28,383)			—	(28,383)
Equity-based compensation			—			228	228
Equity - March 31, 2019	$845	$—	$1,001,223	$(39,197)	$(43,012)	$53,195	$973,054

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,060)	$(9,796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated entities	(265)	384
Gain on sale of subsidiaries	(1,331)	—
Loss (gain) on sale of assets, net	1,819	(1,725)
Security deposits and maintenance claims included in earnings	8,844	(2,953)
Loss on extinguishment of debt	4,724	—
Equity-based compensation	291	228
Depreciation and amortization	42,197	39,533
Change in current and deferred income taxes	3,822	338
Change in fair value of non-hedge derivative	181	3,220
Amortization of lease intangibles and incentives	6,867	8,334
Amortization of deferred financing costs	2,065	2,025
Bad debt expense	632	2,950
Other	363	221
Change in:
Accounts receivable	(10,780)	(1,127)
Other assets	7,063	(5,295)
Accounts payable and accrued liabilities	(46,316)	(14,348)
Management fees payable to affiliate	(20,865)	(1,158)
Other liabilities	(8,057)	(561)
Net cash (used in) provided by operating activities	(11,806)	20,270

Cash flows from investing activities:
Investment in unconsolidated entities	(2,452)	—
Principal collections on finance leases	320	1,289
Acquisition of leasing equipment	(57,570)	(108,919)
Acquisition of property, plant and equipment	(60,402)	(81,241)
Acquisition of lease intangibles	1,161	(589)
Purchase deposits for acquisitions	(3,100)	(4,625)
Proceeds from sale of leasing equipment	28,568	27,292
Proceeds from sale of property, plant and equipment	—	7
Return of capital distributions from unconsolidated entities	—	398
Return of deposit on sale of engine	2,350	—
Net cash used in investing activities	$(91,125)	$(166,388)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from debt	$303,980	$352,680
Repayment of debt	(275,991)	(47,222)
Payment of deferred financing costs	(11,767)	(28,611)
Receipt of security deposits	130	1,935
Return of security deposits	(3,815)	(233)
Receipt of maintenance deposits	13,626	13,495
Release of maintenance deposits	(9,185)	(9,807)
Issuance costs of preferred shares	(246)	—
Cash dividends - common shares	(28,391)	(28,383)
Cash dividends - preferred shares	(4,539)	—
Net cash (used in) provided by financing activities	$(16,198)	$253,854

Net (decrease) increase in cash and cash equivalents and restricted cash	(119,129)	107,736
Cash and cash equivalents and restricted cash, beginning of period	242,517	120,837
Cash and cash equivalents and restricted cash, end of period	$123,388	$228,573

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	18,872	(2,128)
Acquisition of property, plant and equipment	(4,982)	(11,210)
Settled and assumed security deposits	1,050	(1,604)
Billed, assumed and settled maintenance deposits	(13,860)	5,405
Change in fair value of cash flow hedge	—	(43,012)
Non-cash change in equity method investment	8,758	—
Issuance of common shares	154	235

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
Risks and Uncertainties—In the normal course of business, we encounter several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee, customer, or derivative counterparty to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which we operate, which could adversely impact the pricing of the services offered by us or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of our leasing equipment or operating assets. Capital market risk is the risk that we are unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities. We, through our subsidiaries, also conduct operations outside of the United States; such international operations are subject to the same risks as those associated with our United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. We do not have significant exposure to foreign currency risk as all of our leasing arrangements and the majority of terminal services revenue are denominated in U.S. dollars.
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 9) and other qualifying construction projects at Jefferson Terminal.
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $0.1 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $26.4 million and $18.1 million as of March 31, 2020 and December 31, 2019, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $2.1 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $2.1 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively, and is included in interest expense in the Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three months ended March 31, 2020, one customer in the Jefferson Terminal segment and one customer in the Aviation Leasing segment accounted for approximately 16% and 11% of total revenue, respectively. During the three months ended March 31, 2019, one customer in the Jefferson Terminal segment accounted for approximately 22% of total revenue.
As of March 31, 2020, there were no customers that represented greater than 10% of total accounts receivable, net. As of December 31, 2019, accounts receivable from one customer in the Jefferson Terminal segment represented 16% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Provision for Doubtful Accounts—We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The provision for doubtful accounts was $1.7 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively. Bad debt expense was $0.6 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively, and is included in operating expenses in the Consolidated Statements of Operations.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes related to other comprehensive income related to our equity method investees.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income related to equity method investees in our Consolidated Statements of Comprehensive Income (Loss) and recorded in Accumulated other comprehensive income in our Consolidated Balance Sheets.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. The change in fair value of these contracts is recognized in Equity in earnings (losses) in unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Investment in unconsolidated entities in our Consolidated Statements of Cash Flows.

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
Other Assets—Other assets is primarily comprised of lease incentives of $48.2 million and $45.3 million, prepaid expenses of $3.6 million and $4.1 million, notes receivable of $3.8 million and $2.4 million and maintenance right assets of $15.0 million and $24.5 million as of March 31, 2020 and December 31, 2019, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three months ended March 31, 2020 and 2019, the Board of Directors declared a cash dividend of $0.33 per common share.
Additionally, in the quarter ended March 31, 2020, the Board of Directors declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 and $0.50 per share, respectively.
Recent Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted this ASU in the first quarter of 2020 and adoption did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. We adopted this ASU in the first quarter of 2020 and adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. We adopted this ASU in the first quarter of 2020 and adoption did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates, but do not expect a material impact on our consolidated financial statements.
Unadopted Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
3. DISCONTINUED OPERATIONS
In December 2019, we completed the sale of substantially all of our railroad business (“CMQR”), which was previously reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations. Accordingly, the results of operations of CMQR have been reported as discontinued operations for all periods presented.
The following table presents the significant components of net income from discontinued operations:

	Three Months Ended March 31,
	2020	2019
Revenues
Total revenues	$—	$9,733
Expenses
Operating expense	—	8,156
Depreciation and amortization	—	670
Interest expense	—	569
Total expenses	—	9,395
Gain on sale of assets, net	1,331	7
Other expense	—	(1)
Other income	1,331	6
Income before income taxes	1,331	344
Provision for income taxes	—	186
Net income	1,331	158
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(56)
Net income attributable to shareholders	$1,331	$214

The following table presents the significant non-cash items and capital expenditures from discontinued operations:

	Three Months Ended March 31,
	2020	2019
Operating activities:
Depreciation and amortization	$—	$670
Bad debt expense	—	28
Share-based compensation expense	—	46
Investing activities:
Purchases of property, plant and equipment	$—	$377

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2020	December 31, 2019
Leasing equipment	$2,024,191	$2,019,773
Less: accumulated depreciation	(343,545)	(312,714)
Leasing equipment, net	$1,680,646	$1,707,059

The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the three months ended March 31, 2020:

Acquisitions:
Aircraft	2
Engines	4
Dispositions:
Aircraft	—
Engines	1

Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Depreciation expense for leasing equipment	$34,724	$31,896

5. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	March 31, 2020	December 31, 2019
Finance leases	$11,638	$12,388
Unearned revenue	(3,643)	(4,073)
Finance leases, net	$7,995	$8,315

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2020	December 31, 2019
Land, site improvements and rights	$51,841	$51,901
Construction in progress	256,375	211,110
Buildings and improvements	4,033	3,783
Terminal machinery and equipment	538,366	519,603
Track and track related assets	2,348	2,208
Railroad equipment	5,402	4,823
Computer hardware and software	4,524	4,325
Furniture and fixtures	2,372	2,322
Other	609	1,969
	865,870	802,044
Less: accumulated depreciation	(76,570)	(69,935)
Property, plant and equipment, net	$789,300	$732,109

During the three months ended March 31, 2020, we added property, plant and equipment of $63.8 million, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Depreciation expense for property, plant and equipment:
Continuing operations	$6,585	$6,078
Discontinued operations	—	659
Total	$6,585	$6,737

7. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2020	December 31, 2019
Advanced Engine Repair JV	Equity method	25%	$24,061	$24,652
Intermodal Finance I, Ltd.	Equity method	51%	405	501
Long Ridge Terminal LLC	Equity method	50%	169,886	155,397
Investments			$194,352	$180,550
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2020 or 2019.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Equity Method Investments
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended March 31,
	2020	2019
Advanced Engine Repair JV	$(591)	$(201)
JGP Energy Partners LLC	—	(220)
Intermodal Finance I, Ltd.	(50)	37
Long Ridge Terminal LLC	906	—
Total	$265	$(384)
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
The following table presents a summarized statement of operations for the three months ended March 31, 2020:

Total revenue	$4,738
Total expenses	6,375
Other income	3,445
Net income	$1,808
Advanced Engine Repair JV
In December 2016, we invested $15 million for 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
In August 2019, we expanded the scope of our joint venture and invested an additional $13.5 million and maintained a 25% interest.
The following table presents a summarized statement of operations:

	Three Months Ended March 31,
	2020	2019
Total revenue	$—	$—
Total expenses	2,364	804
Net loss	$(2,364)	$(804)
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of March 31, 2020, Intermodal owns a portfolio of approximately 3,000 shipping containers subject to multiple operating leases.
8. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2020
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$34,094	$—	$34,094
Less: Accumulated amortization	(24,672)	—	(24,672)
Acquired favorable lease intangibles, net	9,422	—	9,422
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(19,820)	(19,820)
Acquired customer relationships, net	—	15,693	15,693
Total intangible assets, net	$9,422	$15,693	$25,115

Intangible liabilities
Acquired unfavorable lease intangibles	$5,061	$—	$5,061
Less: Accumulated amortization	(2,301)	—	(2,301)
Acquired unfavorable lease intangibles, net	$2,760	$—	$2,760

	December 31, 2019
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$49,762	$—	$49,762
Less: Accumulated amortization	(38,652)	—	(38,652)
Acquired favorable lease intangibles, net	11,110	—	11,110
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(18,931)	(18,931)
Acquired customer relationships, net	—	16,582	16,582
Total intangible assets, net	$11,110	$16,582	$27,692

Intangible liabilities
Acquired unfavorable lease intangibles	$5,170	$—	$5,170
Less: Accumulated amortization	(3,014)	—	(3,014)
Acquired unfavorable lease intangibles, net	$2,156	$—	$2,156
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2020	2019
Lease intangibles	Equipment leasing revenues	$1,132	$2,462
Customer relationships:	Depreciation and amortization
Continuing operations		888	889
Discontinued operations		—	11
Total		$2,020	$3,362
As of March 31, 2020, estimated net annual amortization of intangibles is as follows:

Remainder of 2020	$5,265
2021	6,147
2022	4,820
2023	3,746
2024	2,377
Thereafter	—
Total	$22,355

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. DEBT, NET
Our debt, net is summarized as follows:

	March 31, 2020			December 31, 2019
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement	$—	N/A	N/A	$36,009
Revolving Credit Facility (1)	40,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	—
Jefferson Revolver	—	N/A	N/A	50,000
DRP Revolver (2)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	25,000
Total loans payable	65,000			111,009
Bonds payable
Series 2012 Bonds (3)	—	N/A	N/A	41,059
Series 2016 Bonds	—	N/A	N/A	144,200
Series 2020 Bonds	263,980	See below	See below	—
Senior Notes due 2022 (4)	698,008	6.75%	3/15/2022	697,814
Senior Notes due 2025 (5)	445,137	6.50%	10/1/2025	444,957
Total bonds payable	1,407,125			1,328,030

Debt	1,472,125			1,439,039
Less: Debt issuance costs	(26,390)			(18,111)
Total debt, net	$1,445,735			$1,420,928

Total debt due within one year	$—			$182,019
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes unamortized premium of $1,509 as of December 31, 2019.
(4) Includes unamortized discount of $4,893 and $5,429 at March 31, 2020 and December 31, 2019, respectively, and an unamortized premium of $2,901 and $3,243 at March 31, 2020 and December 31, 2019, respectively.
(5) Includes unamortized discount of $4,863 and $5,043 at March 31, 2020 and December 31, 2019, respectively.
Series 2020 Bonds—On February 11, 2020, our subsidiary (“Jefferson”) issued Series 2020 Bonds in an aggregate principal amount of approximately $264.0 million (“Jefferson Refinancing”). The Series 2020 Bonds are designated as $184.9 million of Series 2020A Dock and Wharf Facility Revenue Bonds (the “Tax Exempt Series 2020A Bonds”), and $79.1 million of Series 2020B Taxable Facility Revenue Bonds (the “Taxable Series 2020B Bonds”).
The Tax Exempt Series 2020A Bonds maturing on January 1, 2035 ($53.5 million aggregate principal amount) bear interest at a fixed rate of 3.625%.
The Tax Exempt Series 2020A Bonds maturing on January 1, 2050 ($131.4 million aggregate principal amount) bear interest at a fixed rate of 4.00%.
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
Jefferson recognized a loss on extinguishment of debt of $4.7 million as a result of this transaction.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
FTAI Pride Credit Agreement—During March 2020, we repaid the FTAI Pride Credit Agreement in full.
We were in compliance with all debt covenants as of March 31, 2020.
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
The following tables set forth our financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2020	March 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$45,120	$45,120	$—	$—	Market
Restricted cash	78,268	78,268	—	—	Market
Total assets	$123,388	$123,388	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2019	December 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$226,512	$226,512	$—	$—	Market
Restricted cash	16,005	16,005	—	—	Market
Derivative assets	181	—	—	181	Income
Total	$242,698	$242,517	$—	$181

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our commodity derivative assets and liabilities classified as Level 3 measurements are estimated by applying the income approach, which is based on discounted projected future cash flows. The valuation of our electricity derivatives within our equity method investment in Long Ridge is based on management’s best estimate of certain key assumptions, which include extrapolated power forward curves for periods with unobservable market pricing, credit valuation adjustments utilizing estimated cash flows, estimated price volatility and probability of default, and the discount rate. The valuation of our commodity derivatives is based on management’s best estimate of certain key assumptions, which include an estimated differential factor for varying quality of commodity and the discount rate.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash consist principally of accounts receivable, accounts payable and accrued liabilities, loans payable, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2020	December 31, 2019
Series 2012 Bonds (1)	$—	$41,450
Series 2016 Bonds (1)	—	145,143
Series A 2020 Bonds (2)	140,653	—
Series B 2020 Bonds (2)	79,814	—
Senior Notes due 2022	654,626	731,451
Senior Notes due 2025	330,183	475,884
________________________________________________________
(1) These bonds were defeased as part of the Jefferson Refinancing. See Note 9 for additional details.
(2) Fair value is based upon market prices for similar municipal securities.

Due to the COVID-19 pandemic, the fair values of our notes and bonds fluctuated significantly during the first quarter and may continue to fluctuate based on market conditions and other factors.
The fair value of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
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
11. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivatives
Depending on market conditions, we source crude oil from producers in Canada, arranging logistics to Jefferson Terminal and marketing crude oil to third parties. We exited this strategy in the fourth quarter of 2019. These crude oil forward purchase and sales contracts are not designated in hedging relationships.
The following table presents information related to our outstanding derivative contracts:

	Notional Amount	Fair Value of Assets (1)	Fair Value of Liabilities (1)	Term
March 31, 2020
Crude oil forwards (BBL)	—	—	—	N/A
December 31, 2019
Crude oil forwards (BBL)	150	181	—	1 to 2 months
________________________________________________________
(1) Included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	Crude Oil Forwards	Electricity Swaps (1)	Crude Oil Forwards
Beginning Balance	$181	$—	$6,545
Net unrealized losses recognized in earnings	(181)	(2,370)	(850)
Losses recognized in other comprehensive income	—	(43,012)	—
Purchases	—	—	4
Sales	—	—	(967)
Settlements	—	—	963
Ending Balance	$—	$(45,382)	$5,695
________________________________________________________
(1) These derivatives were deconsolidated in December 2019 due to the Long Ridge Transaction. See Note 7 for additional details.
There were no transfers into or out of Level 3 during the periods presented.
12. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues attributed to our Equipment Leasing business unit are within the scope of ASC 842, while revenues attributed to our Infrastructure business unit are within the scope of ASC 606, unless otherwise noted. Under the provisions of ASC 842, we have elected to exclude sales and other similar taxes from lease payments in arrangements where we are a lessor.

	Three Months Ended March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$46,941	$—	$—	$2,872	$49,813
Maintenance revenue	31,995	—	—	—	31,995
Finance lease income	429	—	—	—	429
Other revenue	3,627	—	—	585	4,212
Total equipment leasing revenues	82,992	—	—	3,457	86,449
Infrastructure revenues
Lease income	—	120	—	—	120
Terminal services revenues	—	16,411	—	—	16,411
Crude marketing revenues	—	8,210	—	—	8,210
Other revenue	—	—	314	1,336	1,650
Total infrastructure revenues	—	24,741	314	1,336	26,391
Total revenues	$82,992	$24,741	$314	$4,793	$112,840

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$47,303	$—	$—	$1,933	$49,236
Maintenance revenue	21,777	—	—	—	21,777
Finance lease income	826	—	—	—	826
Other revenue	505	—	—	108	613
Total equipment leasing revenues	70,411	—	—	2,041	72,452
Infrastructure revenues
Lease income	—	308	355	—	663
Terminal services revenues	—	4,867	1,818	—	6,685
Crude marketing revenues	—	30,779	—	—	30,779
Other revenue	—	—	3,541	774	4,315
Total infrastructure revenues	—	35,954	5,714	774	42,442
Total revenues	$70,411	$35,954	$5,714	$2,815	$114,894

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of March 31, 2020:

	Operating Leases	Finance Leases
Remainder of 2020	$135,835	$1,182
2021	127,735	1,291
2022	82,288	897
2023	50,825	273
2024	35,392	—
Thereafter	17,875	—
Total	$449,950	$3,643

13. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately 1 to 42 years.
The following table presents lease related costs:

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$1,135	$1,604
Short-term lease expense	290	1,060
Variable lease expense	840	292
Lease expense from continuing operations	2,265	2,956

Finance lease expense	—	79
Operating lease expense	—	925
Lease expense from discontinued operations	—	1,004

Total lease expense	$2,265	$3,960

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents information related to our operating leases as of and for the three months ended March 31, 2020:

Right-of-use assets, net	$62,965
Lease liabilities	62,524

Weighted average remaining lease term	40.6 years
Weighted average incremental borrowing rate	6.2%

Cash paid for amounts included in the measurement of operating lease liabilities
Continuing operations	$1,139
Discontinued operations	$—
The following table presents future minimum lease payments under non-cancellable operating leases as of March 31, 2020:

Remainder of 2020	$3,524
2021	4,734
2022	4,606
2023	4,549
2024	4,318
Thereafter	149,992
Total undiscounted lease payments	171,723
Less: Imputed interest	109,199
Total lease liabilities	$62,524
During the three months ended March 31, 2020, we amended a lease agreement for real estate in connection with the Jefferson Refinancing. The amended lease had a ROU asset value of $59.8 million and a lease term of approximately 43 years at commencement.
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
As of March 31, 2020, the Incentive Plan provides for the issuance of up to 29.9 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2020	2019
Restricted Shares	215	90	873	0.7
Common Units	76	92	576	1.2
Total - continuing operations	$291	$182	$1,449

Total - discontinued operations	$—	$46

During the three months ended March 31, 2020, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 252,472 of its options to certain of the Manager’s employees.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2020	2019
Current:
Federal	$37	$19
State and local	168	65
Foreign	70	52
Total current provision	275	136
Deferred:
Federal	(281)	103
State and local	—	29
Foreign	(92)	(1)
Total deferred provision	(373)	131
(Benefit from) provision for income taxes:
Continuing operations	(98)	267
Discontinued operations	—	186
Total	$(98)	$453
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
As of and for the three months ended March 31, 2020, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2016. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2020.
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
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50% and is payable monthly in arrears in cash.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended March 31,
	2020	2019
Management fees	$4,766	$3,676
Income incentive allocation	—	—
Capital gains incentive allocation	—	162
Total	$4,766	$3,838
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2020	2019 (1)
Classification in the Consolidated Statements of Operations:
General and administrative	$2,262	$2,543
Acquisition and transaction expenses	524	1,461
Total	$2,786	$4,004
________________________________________________________
(1) Due to the Aviation Restructuring (as defined in Note 17), $1,513 was restated from the Corporate and Other segment to the Aviation Leasing segment, of which $548 was reclassified from General and administrative to Operating expenses and $965 remained in Acquisition and transaction expenses. See Note 17 for additional details.
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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
Accrued management fees	$1,655	$1,410
Other payables (1)	881	21,992
________________________________________________________
(1) Includes $21.2 million related to incentive fees, as of December 31, 2019, which we paid during the three months ended March 31, 2020.
As of March 31, 2020 and December 31, 2019, there were no receivables from the Manager.
Other Affiliate Transactions
As of March 31, 2020 and December 31, 2019 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2020 and December 31, 2019 was $29.0 million and $33.7 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2020	2019
Non-controlling interest share of net loss	$4,661	$3,296
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
In connection with the amendment to the Jefferson Revolver, on December 20, 2018, our subsidiary and an affiliate of our Manager entered into an amended and restated Fee and Support Agreement, and our subsidiary issued a $0.3 million promissory note to the affiliate of our Manager, as consideration for the fee payable pursuant to the amended and restated Fee and Support Agreement.
In February 2020, the Fee and Support Agreement was terminated in connection with the Jefferson Refinancing.
On June 21, 2018, we, through a wholly owned subsidiary, completed a private offering with several third parties (the “Holders”) to tender their approximately 20% stake in Jefferson Terminal. We increased our majority interest in Jefferson Terminal in exchange for Class B Units of another wholly owned subsidiary, which provide the right to convert such Class B Units to a fixed amount of our shares, equivalent to approximately 1.9 million shares, at a Holder’s request. We have the option to satisfy any exchange request by delivering either common shares or cash. The Holders are entitled to receive distributions equivalent to the distributions paid to our shareholders. This transaction resulted in a purchase of non-controlling interest shares. See Note 18 for details related to conversions during the period.
17. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have three reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Jefferson Terminal and (iii) Ports and Terminals. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and an equity method investment in Long Ridge, which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In December 2019, we completed the sale of substantially all of our railroad business, which was formerly reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations and the assets, liabilities and results of operations have been presented as discontinued operations for all periods presented. Additionally, in accordance with ASC 280, we assessed our reportable segments. We determined that our retained investment of the railroad business no longer met the requirement as a reportable segment. Accordingly, we have presented this operating segment, along with Corporate results, within Corporate and Other effective in 2019. All prior periods have been restated for historical comparison across segments.
Corporate and Other primarily consists of debt, unallocated company level general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to long-term operating leases, (ii) an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and (iii) railroad assets retained after the December 2019 sale, which consist of equipment that support a railcar cleaning business.
Aviation Leasing Organizational Restructuring
We recently completed an organizational restructuring of the Aviation Leasing segment. Previously, Aviation Leasing’s employees were employed by the Manager and compensation and related costs associated with these employees were reimbursed to the Manager, per the Management Agreement (see Note 16). These costs were reported within Corporate and Other.
Effective in the first quarter of 2020, Aviation Leasing’s employees are employed by one of our subsidiaries. Compensation and related costs incurred by this subsidiary will be reported within the Aviation Leasing segment. Prior periods have been restated for historical comparison. The following table presents our adjustments for the three months ended March 31, 2019.

	As Previously Reported		Adjustments		As Reported
	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other
Operating expenses	$6,078	$3,541	$548	$—	$6,626	$3,541
General and administrative	—	4,732	—	(548)	—	4,184
Acquisition and transaction expenses	13	1,461	965	(965)	978	496

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2020

	Three Months Ended March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$82,992	$—	$—	$3,457	$86,449
Infrastructure revenues	—	24,741	314	1,336	26,391
Total revenues	82,992	24,741	314	4,793	112,840

Expenses
Operating expenses	4,071	21,943	2,000	5,430	33,444
General and administrative	—	—	—	4,663	4,663
Acquisition and transaction expenses	2,724	—	782	(312)	3,194
Management fees and incentive allocation to affiliate	—	—	—	4,766	4,766
Depreciation and amortization	32,631	7,226	376	1,964	42,197
Interest expense	—	3,428	393	19,040	22,861
Total expenses	39,426	32,597	3,551	35,551	111,125

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(591)	—	906	(50)	265
Loss on sale of assets, net	(1,819)	—	—	—	(1,819)
Loss on extinguishment of debt	—	(4,724)	—	—	(4,724)
Interest income	12	22	—	7	41
Other income	—	33	—	—	33
Total other (expense) income	(2,398)	(4,669)	906	(43)	(6,204)
Income (loss) from continuing operations before income taxes	41,168	(12,525)	(2,331)	(30,801)	(4,489)
Provision for (benefit from) income taxes	45	135	(281)	3	(98)
Net income (loss) from continuing operations	41,123	(12,660)	(2,050)	(30,804)	(4,391)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(4,661)	(75)	—	(4,736)
Dividends on preferred shares	—	—	—	4,539	4,539
Net income (loss) from continuing operations attributable to shareholders	$41,123	$(7,999)	$(1,975)	$(35,343)	$(4,194)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Three Months Ended March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$83,390	$4,569	$(1,316)	$(14,648)	$71,995
Add: Non-controlling share of Adjusted EBITDA					3,350
Add: Equity in earnings of unconsolidated entities					265
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					413
Less: Interest expense					(22,861)
Less: Depreciation and amortization expense					(49,064)
Less: Incentive allocations					—
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					(181)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					(4,724)
Less: Acquisition and transaction expenses					(3,194)
Less: Equity-based compensation expense					(291)
Less: Benefit from income taxes					98
Net loss attributable to shareholders from continuing operations					$(4,194)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$7,154	$—	$—	$—	$7,154
Asia	26,545	—	—	3,457	30,002
Europe	39,572	—	—	—	39,572
North America	8,138	24,741	314	1,336	34,529
South America	1,583	—	—	—	1,583
Total	$82,992	$24,741	$314	$4,793	$112,840

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Three Months Ended March 31, 2019

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$70,411	$—	$—	$2,041	$72,452
Infrastructure revenues	—	35,954	5,714	774	42,442
Total revenues	70,411	35,954	5,714	2,815	114,894

Expenses
Operating expenses	6,626	39,241	4,902	3,541	54,310
General and administrative	—	—	—	4,184	4,184
Acquisition and transaction expenses	978	—	—	496	1,474
Management fees and incentive allocation to affiliate	—	—	—	3,838	3,838
Depreciation and amortization	30,005	5,156	1,993	1,709	38,863
Interest expense	—	3,924	296	16,514	20,734
Total expenses	37,609	48,321	7,191	30,282	123,403

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(201)	(220)	—	37	(384)
Gain on sale of assets, net	1,718	—	—	—	1,718
Interest income	26	38	21	6	91
Other expense	—	(233)	(2,370)	—	(2,603)
Total other income (expense)	1,543	(415)	(2,349)	43	(1,178)
Income (loss) from continuing operations before income taxes	34,345	(12,782)	(3,826)	(27,424)	(9,687)
Provision for income taxes	180	86	—	1	267
Net income (loss) from continuing operations	34,165	(12,868)	(3,826)	(27,425)	(9,954)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(3,296)	(64)	—	(3,360)
Net income (loss) from continuing operations attributable to shareholders	$34,165	$(9,572)	$(3,762)	$(27,425)	$(6,594)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$73,662	$(1,290)	$926	$(8,543)	$64,755
Add: Non-controlling share of Adjusted EBITDA					2,153
Add: Equity in losses of unconsolidated entities					(384)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					118
Less: Interest expense					(20,734)
Less: Depreciation and amortization expense					(47,197)
Less: Incentive allocations					(162)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					(3,220)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(1,474)
Less: Equity-based compensation expense					(182)
Less: Provision for income taxes					(267)
Net loss attributable to shareholders from continuing operations					$(6,594)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$3,477	$—	$—	$—	$3,477
Asia	22,114	—	—	2,041	24,155
Europe	31,885	—	—	—	31,885
North America	10,826	35,954	5,714	774	53,268
South America	2,109	—	—	—	2,109
Total	$70,411	$35,954	$5,714	$2,815	$114,894

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Balance Sheet and Location of Long-Lived Assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,665,800	$882,698	$414,004	$214,086	$3,176,588

Debt, net	—	252,379	25,000	1,168,356	1,445,735

Total liabilities	274,933	347,281	69,944	1,172,606	1,864,764

Non-controlling interests in equity of consolidated subsidiaries	—	31,225	786	524	32,535

Total equity	1,390,867	535,417	344,060	(958,520)	1,311,824

Total liabilities and equity	$1,665,800	$882,698	$414,004	$214,086	$3,176,588

	March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$42,382	$—	$—	$—	$42,382
Asia	469,728	—	—	40,795	510,523
Europe	690,470	—	—	—	690,470
North America	273,292	576,450	236,847	121,970	1,208,559
South America	18,012	—	—	—	18,012
Total	$1,493,884	$576,450	$236,847	$162,765	$2,469,946

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,694,837	$781,422	$366,402	$394,261	$3,236,922

Debt, net	—	233,077	25,000	1,162,851	1,420,928

Total liabilities	285,099	324,509	63,930	1,224,527	1,898,065

Non-controlling interests in equity of consolidated subsidiaries	—	35,671	785	524	36,980

Total equity	1,409,738	456,913	302,472	(830,266)	1,338,857

Total liabilities and equity	$1,694,837	$781,422	$366,402	$394,261	$3,236,922

	December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$43,348	$—	$—	$—	$43,348
Asia	487,913	—	—	37,548	525,461
Europe	647,029	—	—	—	647,029
North America	311,185	560,059	200,319	123,067	1,194,630
South America	28,700	—	—	—	28,700
Total	$1,518,175	$560,059	$200,319	$160,615	$2,439,168

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Net loss from continuing operations	$(4,391)	$(9,954)
Net income from discontinued operations, net of income taxes	1,331	158
Net loss	(3,060)	(9,796)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(4,736)	(3,360)
Discontinued operations	—	(56)
Dividends on preferred shares	4,539	—
Net loss attributable to shareholders	$(2,863)	$(6,380)
Weighted Average Common Shares Outstanding - Basic (1)	86,008,099	85,986,453
Weighted Average Common Shares Outstanding - Diluted (1)	86,008,099	85,986,453
Basic
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$0.02	$—
Diluted
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$0.02	$—
________________________________________________________
(1) The three months ended March 31, 2020 and 2019 includes participating securities which can be converted into a fixed amount of our shares.
For the three months ended March 31, 2020 and 2019, 156,550 and 138,659 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
In January 2020, we issued 11,991 common shares to certain directors as compensation.
During the three months ended March 31, 2020, certain holders of Class B Units (see Note 16) converted 250,066 Class B Units in exchange for 185,197 common shares.
19. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within our offshore energy business, a lessee did not fulfill its obligation under its charter arrangement, therefore we are pursuing rights afforded to us under the charter and the range of potential losses against the obligation is $0.0 million to $3.3 million. Our maximum exposure under other arrangements is unknown as no additional claims have been made. We believe the risk of loss in connection with such arrangements is remote.
We have also entered into an arrangement with our non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved.
20. SUBSEQUENT EVENTS
On April 28, 2020, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended March 31, 2020, payable on May 26, 2020 to the holders of record on May 15, 2020.
Additionally, on April 28, 2020, our Board of Directors also declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 per share and $0.50 per share, respectively, payable on June 15, 2020 to the holders of record on June 1, 2020.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of March 31, 2020, we had total consolidated assets of $3.2 billion and total equity of $1.3 billion.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. While the outbreak did not have a material impact on operating results on our Aviation Leasing business in the first quarter of 2020, and we have not yet seen a meaningful decline in the timing of lease payments, a number of our lessees are experiencing increased financial stress due to the significant decline in travel demand. In addition, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $240.9 million as of March 31, 2020. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related restrictions put in place by the U.S. and international governments, all of which are uncertain and cannot be predicted. For additional detail, see Liquidity and Capital Resources and Item IA. Risk Factors—The current outbreak of the novel coronavirus (COVID-19) has severely disrupted the global economy and may have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations or financial condition.
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through the following three reportable segments: (i) Aviation Leasing, which is within the Equipment Leasing Business, and (ii) Jefferson Terminal and (iii) Ports and Terminals, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Ports and Terminals segment consists of Repauno, acquired in 2016, a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities. Additionally, Ports and Terminals includes an equity method investment (“Long Ridge”), which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
In December 2019, we completed the sale of substantially all of our railroad business, which was formerly reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations and the assets, liabilities and results of operations have been presented as discontinued operations for all periods presented. Additionally, in accordance with ASC 280, we assessed our reportable segments. We determined that our retained investment of the railroad business no longer met the requirement as a reportable segment. Accordingly, we have presented this operating segment, along with Corporate results, within Corporate and Other effective in 2019. All prior periods have been restated for historical comparison across segments.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers and (iii) railroad assets retained after the December 2019 sale, which consists of equipment that support a railcar cleaning business.

Aviation Leasing Organizational Restructuring
We recently completed an organizational restructuring of the Aviation Leasing segment (“Aviation Restructuring”). Previously, Aviation Leasing’s employees were employed by the Manager and compensation and related costs associated with these employees were reimbursed to the Manager, per the Management Agreement. These costs were reported within Corporate and Other.
Effective in the first quarter of 2020, Aviation Leasing’s employees are employed by one of our subsidiaries. Compensation and related costs incurred by this subsidiary will be reported within the Aviation Leasing segment. Prior periods have been restated for historical comparison. See Note 16 to the consolidated financial statements for additional details.
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

Comparison of the three months ended March 31, 2020 and 2019
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Revenues
Equipment leasing revenues
Lease income	$49,813	$49,236	$577
Maintenance revenue	31,995	21,777	10,218
Finance lease income	429	826	(397)
Other revenue	4,212	613	3,599
Total equipment leasing revenues	86,449	72,452	13,997
Infrastructure revenues
Lease income	120	663	(543)
Terminal services revenues	16,411	6,685	9,726
Crude marketing revenues	8,210	30,779	(22,569)
Other revenue	1,650	4,315	(2,665)
Total infrastructure revenues	26,391	42,442	(16,051)
Total revenues	112,840	114,894	(2,054)

Expenses
Operating expenses	33,444	54,310	(20,866)
General and administrative	4,663	4,184	479
Acquisition and transaction expenses	3,194	1,474	1,720
Management fees and incentive allocation to affiliate	4,766	3,838	928
Depreciation and amortization	42,197	38,863	3,334
Interest expense	22,861	20,734	2,127
Total expenses	111,125	123,403	(12,278)

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	265	(384)	649
(Loss) gain on sale of assets, net	(1,819)	1,718	(3,537)
Loss on extinguishment of debt	(4,724)	—	(4,724)
Interest income	41	91	(50)
Other income (expense)	33	(2,603)	2,636
Total other expense	(6,204)	(1,178)	(5,026)
Loss from continuing operations before income taxes	(4,489)	(9,687)	5,198
(Benefit from) provision for income taxes	(98)	267	(365)
Net loss from continued operations	(4,391)	(9,954)	5,563
Net income from discontinued operations, net of income taxes	1,331	158	1,173
Net loss	(3,060)	(9,796)	6,736
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(4,736)	(3,360)	(1,376)
Discontinued operations	—	(56)	56
Dividends on preferred shares	4,539	—	4,539
Net loss attributable to shareholders	$(2,863)	$(6,380)	$3,517

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Net loss attributable to shareholders from continuing operations	$(4,194)	$(6,594)	$2,400
Add: (Benefit from) provision for income taxes	(98)	267	(365)
Add: Equity-based compensation expense	291	182	109
Add: Acquisition and transaction expenses	3,194	1,474	1,720
Add: Losses on the modification or extinguishment of debt and capital lease obligations	4,724	—	4,724
Add: Changes in fair value of non-hedge derivative instruments	181	3,220	(3,039)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	162	(162)
Add: Depreciation and amortization expense (1)	49,064	47,197	1,867
Add: Interest expense	22,861	20,734	2,127
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(413)	(118)	(295)
Less: Equity in (earnings) losses of unconsolidated entities	(265)	384	(649)
Less: Non-controlling share of Adjusted EBITDA (3)	(3,350)	(2,153)	(1,197)
Adjusted EBITDA (non-GAAP)	$71,995	$64,755	$7,240
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2020 and 2019: (i) depreciation and amortization expense of $42,197 and $38,863, (ii) lease intangible amortization of $1,132 and $2,462 and (iii) amortization for lease incentives of $5,735 and $5,872, respectively.
(2) Includes the following items for the three months ended March 31, 2020 and 2019: (i) net income (loss) of $223 and $(420), (ii) interest expense of $35 and $36, (iii) depreciation and amortization expense of $962 and $266, (iv) acquisition and transaction expenses of $81 and $0 and (v) changes in fair value of non-hedge derivatives of $(1,714) and $0, respectively.
(3) Includes the following items for the three months ended March 31, 2020 and 2019: (i) equity-based compensation of $47 and $21, (ii) provision for income taxes of $28 and $18, (iii) interest expense of $720 and $845, (iv) depreciation and amortization expense of $1,524 and $1,090, (v) changes in fair value of non-hedge derivative instruments of $38 and $179 and (vi) loss on extinguishment of debt of $993 and $0, respectively.
Revenues
Total revenues decreased $2.1 million, primarily due to lower revenues in the Jefferson Terminal and Ports and Terminals segments, partially offset by higher revenues in the Aviation Leasing segment and Corporate and Other.
Equipment Leasing
Maintenance revenue increased $10.2 million due to an increase in the number of aircraft and engines on lease in the Aviation Leasing segment.
Other revenue increased $3.6 million, which primarily reflects (i) a settlement on an engine loss and (ii) an increase in victualling income due to one of our vessels being on hire for longer in 2020 compared to 2019.
Infrastructure
Crude marketing revenue decreased $22.6 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019. Revenues in 2020 include contracts executed in 2019 but delivered in 2020.
Other revenue decreased $2.7 million, which reflects (i) a decrease of $2.1 million at Long Ridge due to Long Ridge being accounted for as equity method investment starting in the fourth quarter of 2019 (“Long Ridge Transaction”), (ii) a decrease in butane sales of $1.1 million at Repauno, partially offset by (iii) an increase of $0.6 million due to higher volume in our railcar cleaning business.
Terminal services revenue increased $9.7 million which primarily reflects (i) an increase of $11.5 million due to increased activity and storage capacity at Jefferson Terminal, partially offset by (ii) a decrease $1.8 million due to the Long Ridge Transaction.
Expenses
Total expenses decreased $12.3 million, primarily due to lower operating expenses, partially offset by higher (i) depreciation and amortization, (ii) interest expense and (iii) acquisition and transaction expenses.
Operating expenses decreased $20.9 million, primarily due to:

•a decrease in cost of sales of $20.5 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019;
•a decrease in bad debt of $2.3 million primarily in the Aviation Leasing segment; and
•an increase in compensation and benefits of $1.6 million primarily due to increased headcount in the Jefferson Terminal and Aviation Leasing segments as well as our railcar cleaning business.
Interest expense increased $2.1 million, primarily due to:
•an increase of $2.5 million in Corporate and Other which reflects an increase in our average outstanding debt of approximately $81.1 million, which primarily consists of (i) an increase of $150.0 million for the 2025 Notes, (ii) an increase of $49.3 million for the 2022 Notes, (iii) a decrease of $95.0 million for the Revolving Credit Facility and (iv) a decrease of $23.2 million for the FTAI Pride Agreement; and
•a decrease of $0.5 million at Jefferson Terminal due to the Jefferson Refinancing.
Depreciation and amortization increased $3.3 million, which reflects (i) an increase of $2.6 million primarily due to additional assets acquired in the Aviation Leasing segment, (ii) an increase of $2.1 million primarily due to assets placed into service at Jefferson Terminal, partially offset by (iii) a decrease of $1.6 million due to the Long Ridge Transaction.
Other income (expense)
Total other expense increased $5.0 million, which primarily reflects (i) a loss on extinguishment of debt of $4.7 million due to the Jefferson Refinancing, (ii) an increase in loss on sale of assets, net of $3.5 million as we had a loss in 2020 compared to a gain in 2019, partially offset by (iii) an increase in other income of $2.6 million due to the Long Ridge Transaction.
Net loss from continuing operations
Net loss from continuing operations increased $5.6 million, primarily due to the changes noted above.
Net income from discontinued operations, net of income taxes
Net income from discontinued operations, net of income taxes increased $1.2 million due to a gain on sale of our railroad business.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $7.2 million, primarily due to the changes noted above.
Aviation Leasing Segment
As of March 31, 2020, in our Aviation Leasing segment, we own and manage 244 aviation assets, consisting of 76 commercial aircraft and 168 engines.
As of March 31, 2020, 69 of our commercial aircraft and 108 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 79% utilized during the three months ended March 31, 2020, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 33 months, and our engines currently on-lease have an average remaining lease term of 14 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2020	14	60	74
Purchases	1	1	2
Sales	—	—	—
Transfers	—	—	—
Assets at March 31, 2020	15	61	76

Engines
Assets at January 1, 2020	92	72	164
Purchases	2	2	4
Sales	—	(1)	(1)
Transfers	—	1	1
Assets at March 31, 2020	94	74	168

The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Revenues
Equipment leasing revenues
Lease income	$46,941	$47,303	$(362)
Maintenance revenue	31,995	21,777	10,218
Finance lease income	429	826	(397)
Other revenue	3,627	505	3,122
Total revenues	82,992	70,411	12,581

Expenses
Operating expenses	4,071	6,626	(2,555)
Acquisition and transaction expenses	2,724	978	1,746
Depreciation and amortization	32,631	30,005	2,626
Total expenses	39,426	37,609	1,817

Other (expense) income
Equity in losses of unconsolidated entities	(591)	(201)	(390)
(Loss) gain on sale of assets, net	(1,819)	1,718	(3,537)
Interest income	12	26	(14)
Total other (expense) income	(2,398)	1,543	(3,941)
Income before income taxes	41,168	34,345	6,823
Provision for income taxes	45	180	(135)
Net income	41,123	34,165	6,958
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net income attributable to shareholders	$41,123	$34,165	$6,958

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Net income attributable to shareholders	$41,123	$34,165	$6,958
Add: Provision for income taxes	45	180	(135)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	2,724	978	1,746
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	39,498	38,339	1,159
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(591)	(201)	(390)
Less: Equity in losses of unconsolidated entities	591	201	390
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$83,390	$73,662	$9,728
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2020 and 2019: (i) depreciation expense of $32,631 and $30,005, (ii) lease intangible amortization of $1,132 and $2,462 and (iii) amortization for lease incentives of $5,735 and $5,872, respectively.
(2) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
Revenues
Total revenue increased $12.6 million driven by higher maintenance revenue and other revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
•Maintenance revenue increased $10.2 million primarily due to an increase in the number of aircraft and engines on lease.
•Other revenue increased $3.1 million primarily due to the settlement of an engine loss.
•Lease income decreased $0.4 million primarily due to an increase in the number of customers placed on non-accrual status offset by an increase in the number of aircraft and engines on lease.
Expenses
Total expenses increased $1.8 million primarily due to an increase in depreciation and amortization expense and acquisition and transaction expenses partially offset by a decrease in operating expenses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
•Depreciation and amortization expense increased $2.6 million driven by additional aircraft and engines owned and on lease.
•Acquisition and transaction expense increased $1.7 million driven by additional compensation and related costs associated with the acquisition of aviation leasing equipment.
•Operating expenses decreased $2.6 million primarily as a result of a decrease in bad debt expense of $2.4 million and other operating expenses of $0.2 million.
Other income
Total other income decreased $3.9 million primarily due to a decrease of $3.5 million in gain on the sale of leasing equipment in 2020 and a decrease of $0.4 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $9.7 million, primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Infrastructure revenues
Lease income	$120	$308	$(188)
Terminal services revenues	16,411	4,867	11,544
Crude marketing revenues	8,210	30,779	(22,569)
Total revenues	24,741	35,954	(11,213)

Expenses
Operating expenses	21,943	39,241	(17,298)
Depreciation and amortization	7,226	5,156	2,070
Interest expense	3,428	3,924	(496)
Total expenses	32,597	48,321	(15,724)

Other income (expense)
Equity in losses of unconsolidated entities	—	(220)	220
Loss on extinguishment of debt	(4,724)	—	(4,724)
Interest income	22	38	(16)
Other income (expense)	33	(233)	266
Total other expense	(4,669)	(415)	(4,254)
Loss before income taxes	(12,525)	(12,782)	257
Provision for income taxes	135	86	49
Net loss	(12,660)	(12,868)	208
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,661)	(3,296)	(1,365)
Net loss attributable to shareholders	$(7,999)	$(9,572)	$1,573

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Net loss attributable to shareholders	$(7,999)	$(9,572)	$1,573
Add: Provision for income taxes	135	86	49
Add: Equity-based compensation expense	215	90	125
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	4,724	—	4,724
Add: Changes in fair value of non-hedge derivative instruments	181	850	(669)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	7,226	5,156	2,070
Add: Interest expense	3,428	3,924	(496)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	46	(46)
Less: Equity in losses of unconsolidated entities	—	220	(220)
Less: Non-controlling share of Adjusted EBITDA (2)	(3,341)	(2,090)	(1,251)
Adjusted EBITDA (non-GAAP)	$4,569	$(1,290)	$5,859
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2020 and 2019: (i) net loss of $0 and $(220) and (ii) depreciation and amortization expense of $0 and $266, respectively.
(2) Includes the following items for the three months ended March 31, 2020 and 2019: (i) equity-based compensation of $45 and $19, (ii) provision for income taxes of $28 and $18, (iii) interest expense of $720 and $791, (iv) changes in fair value of non-hedge derivative instruments of $38 and $179, (v) depreciation and amortization expense of $1,517 and $1,083 and (vi) loss on extinguishment of debt of $993 and $0, respectively.
Revenues
Total revenues decreased $11.2 million primarily due to (i) a decrease in crude marketing revenue of $22.6 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) an increase in terminal services of $11.5 million due to increased activity and storage capacity.
Expenses
Total expenses decreased $15.7 million which reflects (i) a decrease in operating expenses of $17.3 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, (ii) a decrease in interest expense of $0.5 million due to the Jefferson Refinancing, partially offset by (iii) an increase in depreciation and amortization of $2.1 million due to additional assets being placed into service.
Other income (expense)
Total other expense increased $4.3 million which primarily reflects a loss on extinguishment of debt of $4.7 million due to the Jefferson Refinancing.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.9 million, primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Infrastructure revenues
Lease income	$—	$355	$(355)
Terminal services revenues	—	1,818	(1,818)
Other revenue	314	3,541	(3,227)
Total revenues	314	5,714	(5,400)

Expenses
Operating expenses	2,000	4,902	(2,902)
Acquisition and transaction expenses	782	—	782
Depreciation and amortization	376	1,993	(1,617)
Interest expense	393	296	97
Total expenses	3,551	7,191	(3,640)

Other income (expense)
Equity in earnings of unconsolidated entities	906	—	906
Interest income	—	21	(21)
Other expense	—	(2,370)	2,370
Total other income (expense)	906	(2,349)	3,255
Loss before income taxes	(2,331)	(3,826)	1,495
Benefit from income taxes	(281)	—	(281)
Net loss	(2,050)	(3,826)	1,776
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(75)	(64)	(11)
Net loss attributable to shareholders	$(1,975)	$(3,762)	$1,787
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Net loss attributable to shareholders	$(1,975)	$(3,762)	$1,787
Add: Benefit from income taxes	(281)	—	(281)
Add: Equity-based compensation expense	76	92	(16)
Add: Acquisition and transaction expenses	782	—	782
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	2,370	(2,370)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	376	1,993	(1,617)
Add: Interest expense	393	296	97
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	228	—	228
Less: Equity in earnings of unconsolidated entities	(906)	—	(906)
Less: Non-controlling share of Adjusted EBITDA (2)	(9)	(63)	54
Adjusted EBITDA (non-GAAP)	$(1,316)	$926	$(2,242)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2020 and 2019: (i) net income of $894 and $0, (ii) interest expense of $5 and $0, (iii) depreciation and amortization expense of $962 and $0, (iv) acquisition and transaction expenses of $81 and $0 and (v) changes in fair value of non-hedge derivative instruments of $(1,714) and $0, respectively.
(2) Includes the following items for the three months ended March 31, 2020 and 2019: (i) equity-based compensation of $2 and $2, (ii) interest expense of $0 and $54 and (iii) depreciation and amortization expense of $7 and $7, respectively.

Revenues
Total revenue decreased $5.4 million primarily due to (i) the Long Ridge Transaction and (ii) a decrease of $1.1 million in butane sales at Repauno.
Expenses
Total expenses decreased $3.6 million primarily due to lower operating expenses of $2.9 million and depreciation and amortization of $1.6 million. This was offset by an increase in acquisition and transaction expenses relating to the Long Ridge joint venture of $0.8 million.
The decrease in operating expenses and depreciation and amortization is primarily due to the Long Ridge Transaction.
Other income
Total other income increased $3.3 million primarily due to the Long Ridge Transaction.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.2 million primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Revenues
Equipment leasing revenues
Lease income	$2,872	$1,933	$939
Other revenue	585	108	477
Total equipment leasing revenues	3,457	2,041	1,416
Infrastructure revenues
Other revenue	1,336	774	562
Total infrastructure revenues	1,336	774	562
Total revenues	4,793	2,815	1,978

Expenses
Operating expenses	5,430	3,541	1,889
General and administrative	4,663	4,184	479
Acquisition and transaction expenses	(312)	496	(808)
Management fees and incentive allocation to affiliate	4,766	3,838	928
Depreciation and amortization	1,964	1,709	255
Interest expense	19,040	16,514	2,526
Total expenses	35,551	30,282	5,269

Other income
Equity in (losses) earnings of unconsolidated entities	(50)	37	(87)
Interest income	7	6	1
Total other (expense) income	(43)	43	(86)
Loss before income taxes	(30,801)	(27,424)	(3,377)
Provision for income taxes	3	1	2
Net loss	(30,804)	(27,425)	(3,379)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Dividends on preferred shares	4,539	—	4,539
Net loss attributable to shareholders	$(35,343)	$(27,425)	$(7,918)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2020	2019
Net loss attributable to shareholders	$(35,343)	$(27,425)	$(7,918)
Add: Provision for income taxes	3	1	2
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	(312)	496	(808)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	162	(162)
Add: Depreciation and amortization expense	1,964	1,709	255
Add: Interest expense	19,040	16,514	2,526
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(50)	37	(87)
Less: Equity in earnings of unconsolidated entities	50	(37)	87
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(14,648)	$(8,543)	$(6,105)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2020 and 2019: (i) net (loss) income of $(80) and $1 and (ii) interest expense of $30 and $36, respectively.
Revenues
Total revenues increased $2.0 million which primarily reflects (i) increases of $0.9 million and $0.5 million in lease income and victualling income, respectively, due to one of our vessels being on hire for longer in 2020 compared to 2019 and (ii) an increase of $0.6 million due to higher volume in our railcar cleaning business.
Expenses
Total expenses increased $5.3 million primarily due to higher (i) interest expense, (ii) operating expenses and (iii) management fees and incentive allocation to affiliate, partially offset by (iv) a decrease in acquisition and transaction expenses.
Total interest expense increased $2.5 million which reflects an increase in our average outstanding debt of approximately $81.1 million, which primarily consists of (i) an increase of $150.0 million for the 2025 Notes, (ii) an increase of $49.3 million for the 2022 Notes, (iii) a decrease of $95.0 million for the Revolving Credit Facility and (iv) a decrease of $23.2 million for the FTAI Pride Agreement.
Total operating expenses increased $1.9 million which primarily reflects higher (i) project costs of $1.3 million in our offshore energy business, (ii) compensation and benefits of approximately $0.2 million related to our railcar cleaning business and (iii) bad debt of approximately $0.2 million in our offshore energy business.
Total management fees and incentive allocation to affiliate increased $0.9 million as our equity offerings in 2019 increased our average total equity.
Total acquisition and transaction expenses decreased $0.8 million due to the Aviation Restructuring.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $6.1 million primarily due to the changes noted above.

Liquidity and Capital Resources
As of March 31, 2020, we had $40 million outstanding on the Revolving Credit Facility. In April 2020, we drew an additional $40 million, which leaves $170 million still available under the Revolving Credit Facility.
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.

Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment, (ii) dividends to our shareholders and holders of eligible participating securities, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $122.4 million and $195.4 million during the three months ended March 31, 2020 and 2019, respectively.
•Dividends to shareholders and holders of eligible participating securities were $32.9 million and $28.4 million during the three months ended March 31, 2020 and 2019, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $2.1 million and $35.1 million during the three months ended March 31, 2020 and 2019, respectively.
•During the three months ended March 31, 2020, additional borrowings were obtained in connection with the (i) Series 2020 Bonds of $264.0 million and (ii) Revolving Credit Facility of $40.0 million. We made total principal repayments of $276.0 million relating to the Series 2016 Bonds, Series 2012 Bonds, Jefferson Revolver and FTAI Pride Credit Agreement. During the three months ended March 31, 2019, additional borrowings were obtained in connection with the (i) 2022 Notes of $147.8 million, (ii) Revolving Credit Facility of $105.0 million, (iii) LREG Credit Agreement of $71.5 million, (iv) Jefferson Revolver of $13.0 million, (v) DRP Revolver of $9.3 million and (vi) CMQR Credit Agreement of $5.9 million. We made total principal repayments of $47.2 million, primarily relating to the Revolving Credit Facility and CMQR Credit Agreement.
•Proceeds from the sale of assets were $28.6 million and $27.3 million during the three months ended March 31, 2020 and 2019, respectively.
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
Historical Cash Flow
Comparison of the three months ended March 31, 2020 and 2019
The following table compares the historical cash flow for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flow Data:
Net cash (used in) provided by operating activities	$(11,806)	$20,270
Net cash used in investing activities	(91,125)	(166,388)
Net cash (used in) provided by financing activities	(16,198)	253,854
Net cash provided by operating activities decreased $32.1 million, which primarily reflects (i) changes in accounts payable, management fees payable, other assets, other liabilities and accounts receivable of approximately $56.5 million, primarily due to the timing of payments. This decrease was partially offset by (ii) a change in security deposits and maintenance claims included in earnings of $11.8 million and (iii) a lower net loss of $6.7 million.
Net cash used in investing activities decreased $75.3 million primarily due to a decrease in cash used for acquisitions of leasing equipment and property, plant and equipment of $72.2 million.
Net cash provided by financing activities decreased $270.1 million primarily due to (i) an increase in repayments of debt of $228.8 million and (ii) a decrease in proceeds from debt of $48.7 million.
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

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Cash (Used in) Provided by Operating Activities	$(11,806)	$20,270
Add: Principal Collections on Finance Leases	320	1,289
Add: Proceeds from Sale of Assets	28,568	27,299
Add: Return of Capital Distributions from Unconsolidated Entities	—	398
Less: Required Payments on Debt Obligations (1)	—	(1,562)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	78,955	22,489
Funds Available for Distribution (FAD)	$96,037	$70,183
________________________________________________________
(1) Required payments on debt obligations for the three months ended March 31, 2020 exclude repayments of $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement and for the three months ended March 31, 2019 exclude repayments of $40,000 for the Revolving Credit Facility and $5,660 for the CMQR Credit Agreement.
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
Debt Obligations
Refer to Note 9 of the Consolidated Financial Statements for additional information.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of March 31, 2020, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of March 31, 2020.

(in thousands)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Series 2020 Bonds	$—	$—	$—	$—	$—	$263,980	$263,980
Revolving Credit Facility	—	—	40,000	—	—	—	40,000
DRP Revolver	—	25,000	—	—	—	—	25,000
Senior Notes due 2022	—	—	700,000	—	—	—	700,000
Senior Notes due 2025	—	—	—	—	—	450,000	450,000
Total principal payments on loans and bonds payable	—	25,000	740,000	—	—	713,980	1,478,980

Total estimated interest payments (1)	63,369	89,864	51,167	41,190	41,190	136,917	423,697
Operating lease obligations	3,524	4,734	4,606	4,549	4,318	149,992	171,723
	66,893	94,598	55,773	45,739	45,508	286,909	595,420
Total contractual obligations	$66,893	$119,598	$795,773	$45,739	$45,508	$1,000,889	$2,074,400
________________________________________________________
(1) Estimated interest rates as of March 31, 2020.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.7 million and $122.6 million as of March 31, 2020 and December 31, 2019, respectively.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the year ended December 31, 2019.
Beginning in 2020, we adopted new guidance regarding the testing and recognition of a goodwill impairment which prior to 2020 required two steps. A goodwill impairment assessment compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount, a goodwill impairment is recorded to the extent of any goodwill recorded in the reporting unit.
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
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal and Railroad reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal and Railroad reporting units could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Specifically, as it relates to the Jefferson Terminal segment, forecasted revenue is dependent on the ramp up of volumes under current contracts and the acquisition of additional storage contracts for the heavy and light crude and refined products during 2020 subject to obtaining rail capacity for crude, permits for pipeline and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 4.4 million of storage, or approximately 20.3% of capacity, is currently operational. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that effects long term refining planned output could impact Jefferson Terminal operations. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 13.5% and our terminal growth rate of 2%.
Furthermore, development of both inbound and outbound pipelines to and from the Jefferson Terminal over the next year to two to years will affect our forecasted growth and therefore our estimated fair value. We continue to expect the Jefferson Terminal segment to generate positive Adjusted EBITDA during 2020. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable and have not yet modified those projections based on ongoing negotiations with our customers and discussions with major pipeline companies. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. However, with a strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate, we remain positive for the outlook of Jefferson Terminal’s earnings potential.
For the year ended December 31, 2019, there was no impairment of goodwill.
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
As of March 31, 2020, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase/decrease in interest expense of approximately $0.7 million over the next 12 months before the impact of interest rate derivatives.
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
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation and risks related to our common shares. However, these categories do overlap and should not be considered exclusive.
Risks Related to Our Business
The current outbreak of the novel coronavirus (COVID-19) has severely disrupted the global economy and may have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations or financial condition.
In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the COVID-19 outbreak, which has been declared a global pandemic, has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to contain the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The COVID-19 outbreak is dynamic and expanding, and its ultimate scope, duration and effects are uncertain.
We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industry and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic include, or may include, among others:
•deterioration of worldwide, regional or national economic conditions and activity, which could further reduce or prolong the recent significant declines in energy prices, or adversely affect global demand for crude oil and petroleum products, demand for our services, and time charter and spot rates;
•disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;
•disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions, increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;
•a lack of air travel demand or an inability of airlines to operate to or from certain regions could impact demand for air travel and the financial health of certain airlines, including our lessees;
•potential delays in the loading and discharging of cargo on or from our vessels, and any related off hire due to quarantines, worker health or regulations, which in turn could disrupt our operations and result in a reduction of revenue;
•potential shortages or a lack of access to required spare parts for our vessels, or potential delays in any repairs to, scheduled or unscheduled maintenance or modifications;
•potential delays in vessel inspections and related certifications by class societies, customers or government agencies;
•potential reduced cash flows and financial condition, including potential liquidity constraints;
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded securities of us, our peers and of listed companies generally; and
•potential deterioration in the financial condition and prospects of our customers, joint venture partners or business partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.
Although disruption and effects from the COVID-19 pandemic may be temporary, given the dynamic nature of these circumstances, the duration of any business disruption and the related financial impact to us is uncertain at this time and could materially affect our business, results of operations and financial condition. The ongoing impact of COVID-19 also heightens many of the other risks described in this report, including those relating to our target returns, liquidity and asset values.
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
In addition, our Manager expects to utilize third-party contractors to perform services and functions related to the operation and leasing of our assets. These functions may include billing, collections, recovery and asset monitoring. Because we and our Manager do not directly control these third parties, there can be no assurance that the services they provide will be delivered at a level commensurate with our expectations, or at all. The failure of any such third-party contractors to perform in accordance with our expectations could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
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
As of March 31, 2020, we had $65.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Inc. and Florida East Coast Industries, LLC (“FECI”) - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Inc. Although we have the same Manager, we may compete with entities affiliated with our Manager or

Fortress, including Seacastle Inc. and FECI, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We may co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Inc. and FECI, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
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
The Tax Cuts and Jobs Act (the “TCJA”), which is generally effective for taxable years beginning after December 31, 2017, amended the Code in a manner that significantly changed the taxation of individuals and business entities, including with respect to the taxation of offshore earnings and the deductibility of interest. In some cases, there is still uncertainty around the scope and application of the TCJA that may be addressed in future guidance issued by the U.S. Department of Treasury and the IRS. Some of the changes could adversely affect our business and financial condition and the value of our shares. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, temporarily modifies some provisions of the TCJA.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of March 31, 2020, rights relating to 2,113,704 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of November 19, 2019, by and among Soo Line Corporation, Black Bear Acquisition LLC, Railroad Acquisition Holdings LLC and Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed January 6, 2020).
	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
	3.2	Third Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of November 27, 2019 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-A, filed November 27, 2019).
	3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
	3.4	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares, dated as of November 27, 2019 (included as part of Exhibit 3.2).
	4.1	Indenture, dated March 15, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 15, 2017).
	4.2	Form of global note representing the Company’s 6.75% senior unsecured notes due 2022 (included in Exhibit 4.1).
	4.3	First Supplemental Indenture, dated June 8, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed on March 1, 2018).
	4.4	Second Supplemental Indenture, dated August 23, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2017).
	4.5	Third Supplemental Indenture, dated December 20, 2017, between Fortress Transportation and Infrastructure LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 2017).
	4.6	Fourth Supplemental Indenture, dated May 31, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed May 31, 2018).
	4.7	Fifth Supplemental Indenture, dated February 8, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 8, 2019).
	4.8	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.9	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
	4.10	First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.11	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
	4.12	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
	4.13	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K, filed February 28, 2020).
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

	Exhibit No.	Description
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
	10.6	Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).
	10.7	Credit Agreement Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2018).
	10.8	Credit Agreement Amendment No. 2 dated as of February 8, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 11, 2019).
	10.9	Credit Agreement Amendment No. 3 dated as of August 6, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 9, 2019).
*	10.10	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
*	10.11	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.12	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.13	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
†	10.14	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	10.15	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender.
	10.16	Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower.
	10.17	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary.
	10.18	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	May 1, 2020
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	May 1, 2020
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	May 1, 2020
Eun Nam
Chief Accounting Officer