Form 10-Q
period 2020-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2020-07-31
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 85,617,146 common shares representing limited liability company interests outstanding at July 28, 2020.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	2	$50,870	$226,512
Restricted cash	2	49,178	16,005
Accounts receivable, net		62,966	49,470
Leasing equipment, net	4	1,769,799	1,707,059
Operating lease right-of-use assets, net	13	62,816	37,466
Finance leases, net	5	7,657	8,315
Property, plant, and equipment, net	6	849,129	732,109
Investments	7	175,872	180,550
Intangible assets, net	8	23,720	27,692
Goodwill		122,735	122,639
Other assets	2	112,752	129,105
Total assets		$3,287,494	$3,236,922

Liabilities
Accounts payable and accrued liabilities		$108,360	$144,855
Debt, net	9	1,602,304	1,420,928
Maintenance deposits		185,332	208,944
Security deposits		38,795	45,252
Operating lease liabilities	13	62,436	36,968
Other liabilities		38,776	41,118
Total liabilities		$2,036,003	$1,898,065

Commitments and contingencies	19

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 85,610,800 and 84,917,448 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)		$856	$849
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)		81	81
Additional paid in capital		1,109,631	1,110,122
Retained earnings		115,113	190,453
Accumulated other comprehensive (loss) income		(2,982)	372
Shareholders' equity		1,222,699	1,301,877
Non-controlling interest in equity of consolidated subsidiaries		28,792	36,980
Total equity		1,251,491	1,338,857
Total liabilities and equity		$3,287,494	$3,236,922

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2020	2019	2020	2019
Revenues
Equipment leasing revenues		$79,834	$79,200	$166,283	$151,652
Infrastructure revenues		14,475	70,648	40,866	113,090
Total revenues	12	94,309	149,848	207,149	264,742
Expenses
Operating expenses		24,572	85,783	58,016	140,093
General and administrative		4,388	3,551	9,051	7,735
Acquisition and transaction expenses		3,661	2,308	6,855	3,782
Management fees and incentive allocation to affiliate	16	4,756	5,710	9,522	9,548
Depreciation and amortization	4, 6, 8	41,720	42,052	83,917	80,915
Asset impairment		10,476	—	10,476	—
Interest expense		21,794	25,394	44,655	46,128
Total expenses		111,367	164,798	222,492	288,201
Other (expense) income
Equity in losses of unconsolidated entities	7	(3,209)	(169)	(2,944)	(553)
Gain (loss) on sale of assets, net		768	22,622	(1,051)	24,340
Loss on extinguishment of debt	9	—	—	(4,724)	—
Interest income		22	240	63	331
Other (expense) income		(1)	4,937	32	2,334
Total other (expense) income		(2,420)	27,630	(8,624)	26,452
(Loss) income from continuing operations before income taxes		(19,478)	12,680	(23,967)	2,993
Benefit from income taxes	15	(3,750)	(2,328)	(3,848)	(2,061)
Net (loss) income from continuing operations		(15,728)	15,008	(20,119)	5,054
Net income from discontinued operations, net of income taxes		—	785	1,331	943
Net (loss) income		(15,728)	15,793	(18,788)	5,997
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		(4,112)	(4,580)	(8,848)	(7,940)
Discontinued operations		—	41	—	(15)
Dividends on preferred shares		4,079	—	8,618	—
Net (loss) income attributable to shareholders		$(15,695)	$20,332	$(18,558)	$13,952

(Loss) earnings per share:	18
Basic
Continuing operations		$(0.18)	$0.23	$(0.23)	$0.15
Discontinued operations		$—	$0.01	$0.02	$0.01
Diluted
Continuing operations		$(0.18)	$0.23	$(0.23)	$0.15
Discontinued operations		$—	$0.01	$0.02	$0.01
Weighted average shares outstanding:
Basic		86,009,959	85,987,769	86,009,029	85,987,115
Diluted		86,009,959	85,989,029	86,009,029	85,987,115

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(15,728)	$15,793	$(18,788)	$5,997
Other comprehensive (loss) income:
Other comprehensive (loss) income related to equity method investees, net (1)	(12,112)	77,070	(3,354)	34,058
Comprehensive (loss) income	(27,840)	92,863	(22,142)	40,055
Continuing operations	(4,112)	(4,580)	(8,848)	(7,940)
Discontinued operations	—	41	—	(15)
Comprehensive (loss) income attributable to shareholders	$(23,728)	$97,402	$(13,294)	$48,010
________________________________________________________
(1) Net of deferred tax (benefit) expense of $(3,220) and $6,186 for the three months ended June 30, 2020 and 2019, respectively, and $(894) and $6,186 for the six months ended June 30, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2020
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net income (loss)				1,676		(4,736)	(3,060)
Other comprehensive income				—	8,758	—	8,758
Total comprehensive income (loss)				1,676	8,758	(4,736)	5,698
Issuance of common shares	2		154				156
Conversion of participating securities			(2)				(2)
Dividends declared - common shares				(28,391)			(28,391)
Issuance costs of preferred shares			(246)				(246)
Dividends declared - preferred shares				(4,539)			(4,539)
Equity-based compensation						291	291
Equity - March 31, 2020	$851	$81	$1,110,028	$159,199	$9,130	$32,535	$1,311,824
Net loss				(11,616)		(4,112)	(15,728)
Other comprehensive loss				—	(12,112)	—	(12,112)
Total comprehensive loss				(11,616)	(12,112)	(4,112)	(27,840)
Settlement of equity-based compensation						(42)	(42)
Issuance of common shares	5		150				155
Conversion of participating securities			(5)				(5)
Dividends declared - common shares				(28,391)			(28,391)
Issuance costs of preferred shares			(542)				(542)
Dividends declared - preferred shares				(4,079)			(4,079)
Equity-based compensation						411	411
Equity - June 30, 2020	$856	$81	$1,109,631	$115,113	$(2,982)	$28,792	$1,251,491

	Three and Six Months Ended June 30, 2019
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$840	$—	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net loss				(6,380)		(3,416)	(9,796)
Other comprehensive loss				—	(43,012)	—	(43,012)
Total comprehensive loss				(6,380)	(43,012)	(3,416)	(52,808)
Issuance of common shares	5		234			—	239
Conversion of participating securities			(4)				(4)
Dividends declared - common shares			(28,383)			—	(28,383)
Equity-based compensation			—			228	228
Equity - March 31, 2019	$845	$—	$1,001,223	$(39,197)	$(43,012)	$53,195	$973,054
Net income (loss)				20,332		(4,539)	15,793
Other comprehensive income				—	77,070	—	77,070
Total comprehensive income (loss)				20,332	77,070	(4,539)	92,863
Issuance of common shares	3		—			—	3
Conversion of participating securities			(3)				(3)
Dividends declared - common shares			(28,384)			—	(28,384)
Equity-based compensation			—			700	700
Equity - June 30, 2019	$848	$—	$972,836	$(18,865)	$34,058	$49,356	$1,038,233

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(18,788)	$5,997
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	2,944	553
Gain on sale of subsidiaries	(1,331)	—
Loss (gain) on sale of assets, net	1,051	(24,355)
Security deposits and maintenance claims included in earnings	2,951	(2,869)
Loss on extinguishment of debt	4,724	—
Equity-based compensation	702	928
Depreciation and amortization	83,917	82,133
Asset impairment	10,476	—
Change in current and deferred income taxes	(4,506)	(2,655)
Change in fair value of non-hedge derivative	181	(250)
Amortization of lease intangibles and incentives	13,488	17,288
Amortization of deferred financing costs	4,010	4,043
Bad debt expense	1,761	3,062
Other	759	547
Change in:
Accounts receivable	(24,140)	(14,675)
Other assets	6,210	(13,105)
Accounts payable and accrued liabilities	(18,894)	8,661
Management fees payable to affiliate	(20,987)	871
Other liabilities	124	(8,062)
Net cash provided by operating activities	44,652	58,112

Cash flows from investing activities:
Investment in unconsolidated entities	(2,514)	—
Principal collections on finance leases	3,320	2,996
Acquisition of leasing equipment	(206,299)	(209,171)
Acquisition of property, plant and equipment	(130,073)	(159,252)
Acquisition of lease intangibles	1,997	623
Purchase deposits for acquisitions	(4,590)	(33,637)
Proceeds from sale of leasing equipment	37,687	71,497
Proceeds from sale of property, plant and equipment	—	7
Return of capital distributions from unconsolidated entities	—	1,280
Return of deposit on sale of engine	2,350	—
Net cash used in investing activities	$(298,122)	$(325,657)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from debt	$458,981	$529,477
Repayment of debt	(275,991)	(128,835)
Payment of deferred financing costs	(12,629)	(32,443)
Receipt of security deposits	853	3,475
Return of security deposits	(3,815)	(233)
Receipt of maintenance deposits	18,499	28,903
Release of maintenance deposits	(9,185)	(22,493)
Issuance costs of preferred shares	(267)	—
Purchase of non-controlling interest	(45)	—
Cash dividends - common shares	(56,782)	(56,767)
Cash dividends - preferred shares	(8,618)	—
Net cash provided by financing activities	$111,001	$321,084

Net (decrease) increase in cash and cash equivalents and restricted cash	(142,469)	53,539
Cash and cash equivalents and restricted cash, beginning of period	242,517	120,837
Cash and cash equivalents and restricted cash, end of period	$100,048	$174,376

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$25,326	$1,558
Acquisition of property, plant and equipment	(13,631)	(13,735)
Settled and assumed security deposits	(2,545)	(679)
Billed, assumed and settled maintenance deposits	(20,113)	14,563
Change in fair value of cash flow hedge	—	34,058
Non-cash change in equity method investment	(3,354)	—
Issuance of common shares	304	242

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
We use the equity method of accounting for investments in entities in which we exercise significant influence but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities as well as the proportionate interest in adjustments to other comprehensive income (loss).
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
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $0.4 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $25.2 million and $18.1 million as of June 30, 2020 and December 31, 2019, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $2.4 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $1.9 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $4.0 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively, and is included in interest expense in the Consolidated Statements of Operations.
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
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the fair value of the aircraft and lease. The fair value of the lease may include a lease premium or discount.
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the three and six months ended June 30, 2020.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three months ended June 30, 2020, one customer in the Aviation Leasing segment accounted for approximately 10% of total revenue. During the three months ended June 30, 2019, one customer in the Jefferson Terminal segment accounted for approximately 23% of total revenue. During the six months ended June 30, 2020, one customer in the Jefferson Terminal segment and one customer in the Aviation segment each accounted for approximately 11% of total revenue. During the six months ended June 30, 2019, one customer in the Jefferson Terminal segment accounted for approximately 23% of total revenue.
As of June 30, 2020, there were two customers in the Aviation Leasing segment that represented 27% and 14% of total accounts receivable, net, respectively. As of December 31, 2019, accounts receivable from one customer in the Jefferson Terminal segment represented 16% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $2.8 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively. Bad debt expense was $1.1 million and $0.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.8 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively, and is included in operating expenses in the Consolidated Statements of Operations.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income related to equity method investees in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive (loss) income in our Consolidated Balance Sheets.
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
To the extent that we have outstanding derivatives, they are not used for speculative purposes. We record all derivative assets and liabilities on a gross basis at fair value and are included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.
Other Assets—Other assets is primarily comprised of lease incentives of $46.3 million and $45.3 million, prepaid expenses of $4.3 million and $4.1 million, notes receivable of $0.7 million and $2.4 million and maintenance right assets of $22.3 million and $24.5 million as of June 30, 2020 and December 31, 2019, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and six months ended June 30, 2020 and 2019, the Board of Directors declared a cash dividend of $0.33 and $0.66 per common share.
Additionally, in the quarter ended June 30, 2020, the Board of Directors declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 and $0.50 per share, respectively.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Adoption did not have a material impact on our consolidated financial statements.
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
The following table presents the significant components of net income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Total revenues	$—	$9,157	$—	$18,890
Expenses
Operating expense	—	7,726	—	15,882
Depreciation and amortization	—	548	—	1,218
Interest expense	—	78	—	647
Total expenses	—	8,352	—	17,747
Gain on sale of assets, net	—	8	1,331	15
Other expense	—	1	—	—
Other income	—	9	1,331	15
Income before income taxes	—	814	1,331	1,158
Provision for income taxes	—	29	—	215
Net income	—	785	1,331	943
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	41	—	(15)
Net income attributable to shareholders	$—	$744	$1,331	$958

The following table presents the significant non-cash items and capital expenditures from discontinued operations:

	Six Months Ended June 30,
	2020	2019
Operating activities:
Depreciation and amortization	$—	$1,218
Bad debt expense	—	110
Share-based compensation expense	—	167
Investing activities:
Purchases of property, plant and equipment	$—	$2,978

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2020	December 31, 2019
Leasing equipment	$2,146,948	$2,019,773
Less: accumulated depreciation	(377,149)	(312,714)
Leasing equipment, net	$1,769,799	$1,707,059

During the three months ended June 30, 2020, we performed impairment analyses over certain of our leasing equipment and determined that the carrying amount of certain assets were not recoverable. To determine fair value, we used both a market approach, using quoted market prices for the same or similar assets, and an income approach, using discounted cash flows and an estimated discount rate. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $10.5 million, net of redelivery compensation, during the second quarter of 2020.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the six months ended June 30, 2020:

Acquisitions:
Aircraft	19
Engines	5
Dispositions:
Aircraft	—
Engines	3

Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense for leasing equipment	$34,293	$35,150	$69,017	$67,046

5. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	June 30, 2020	December 31, 2019
Finance leases	$10,888	$12,388
Unearned revenue	(3,231)	(4,073)
Finance leases, net	$7,657	$8,315

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2020	December 31, 2019
Land, site improvements and rights	$51,889	$51,901
Construction in progress	322,353	211,110
Buildings and improvements	4,339	3,783
Terminal machinery and equipment	537,486	519,603
Track and track related assets	2,348	2,208
Railroad equipment	5,596	4,823
Computer hardware and software	4,986	4,325
Furniture and fixtures	2,443	2,322
Other	798	1,969
	932,238	802,044
Less: accumulated depreciation	(83,109)	(69,935)
Property, plant and equipment, net	$849,129	$732,109

During the six months ended June 30, 2020, we added property, plant and equipment of $130.2 million, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense for property, plant and equipment:
Continuing operations	$6,538	$6,014	$13,123	$12,092
Discontinued operations	—	544	—	1,203
Total	$6,538	$6,558	$13,123	$13,295

7. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2020	December 31, 2019
Advanced Engine Repair JV	Equity method	25%	$23,467	$24,652
Intermodal Finance I, Ltd.	Equity method	51%	233	501
Long Ridge Terminal LLC	Equity method	50%	152,172	155,397
Investments			$175,872	$180,550
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2020 or 2019.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Equity Method Investments
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Advanced Engine Repair JV	$(594)	$(242)	$(1,185)	$(443)
JGP Energy Partners LLC	—	92	—	(128)
Intermodal Finance I, Ltd.	(33)	(19)	(83)	18
Long Ridge Terminal LLC	(2,582)	—	(1,676)	—
Total	$(3,209)	$(169)	$(2,944)	$(553)
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
The following table presents a summarized statement of operations:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenue	$5,169	$9,907
Total expenses	(8,483)	(14,858)
Other (loss) income	(1,840)	1,605
Net loss	$(5,154)	$(3,346)
Advanced Engine Repair JV
In December 2016, we invested $15 million for 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
In August 2019, we expanded the scope of our joint venture and invested an additional $13.5 million and maintained a 25% interest.
The following table presents a summarized statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$—	$—	$—	$—
Total expenses	(2,374)	(1,047)	(4,738)	(1,851)
Net loss	$(2,374)	$(1,047)	$(4,738)	$(1,851)
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
In December 2019, we purchased the remaining 50% interest in JGP from the joint venture partner for a purchase price of approximately $30 million, consolidated JGP and no longer account for this as an equity method investment.

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
As of June 30, 2020, Intermodal owns a portfolio of approximately 3,000 shipping containers subject to multiple operating leases.
8. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2020
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$35,349	$—	$35,349
Less: Accumulated amortization	(26,434)	—	(26,434)
Acquired favorable lease intangibles, net	8,915	—	8,915
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(20,708)	(20,708)
Acquired customer relationships, net	—	14,805	14,805
Total intangible assets, net	$8,915	$14,805	$23,720

Intangible liabilities
Acquired unfavorable lease intangibles	$7,151	$—	$7,151
Less: Accumulated amortization	(3,131)	—	(3,131)
Acquired unfavorable lease intangibles, net	$4,020	$—	$4,020

	December 31, 2019
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$49,762	$—	$49,762
Less: Accumulated amortization	(38,652)	—	(38,652)
Acquired favorable lease intangibles, net	11,110	—	11,110
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(18,931)	(18,931)
Acquired customer relationships, net	—	16,582	16,582
Total intangible assets, net	$11,110	$16,582	$27,692

Intangible liabilities
Acquired unfavorable lease intangibles	$5,170	$—	$5,170
Less: Accumulated amortization	(3,014)	—	(3,014)
Acquired unfavorable lease intangibles, net	$2,156	$—	$2,156
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Lease intangibles	Equipment leasing revenues	$931	$2,202	$2,063	$4,664
Customer relationships:	Depreciation and amortization
Continuing operations		889	888	1,777	1,777
Discontinued operations		—	4	—	15
Total		$1,820	$3,094	$3,840	$6,456
As of June 30, 2020, estimated net annual amortization of intangibles is as follows:

Remainder of 2020	$3,523
2021	6,213
2022	4,385
2023	3,343
2024	2,236
Thereafter	—
Total	$19,700

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2020			December 31, 2019
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement	$—	N/A	N/A	$36,009
Revolving Credit Facility (1)	195,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	—
Jefferson Revolver	—	N/A	N/A	50,000
DRP Revolver (2)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	25,000
Total loans payable	220,000			111,009
Bonds payable
Series 2012 Bonds (3)	—	N/A	N/A	41,059
Series 2016 Bonds	—	N/A	N/A	144,200
Series 2020 Bonds	263,980	See below	See below	—
Senior Notes due 2022 (4)	698,207	6.75%	3/15/2022	697,814
Senior Notes due 2025 (5)	445,321	6.50%	10/1/2025	444,957
Total bonds payable	1,407,508			1,328,030

Debt	1,627,508			1,439,039
Less: Debt issuance costs	(25,204)			(18,111)
Total debt, net	$1,602,304			$1,420,928

Total debt due within one year	$—			$182,019
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
(3) Includes unamortized premium of $1,509 as of December 31, 2019.
(4) Includes unamortized discount of $4,348 and $5,429 at June 30, 2020 and December 31, 2019, respectively, and an unamortized premium of $2,555 and $3,243 at June 30, 2020 and December 31, 2019, respectively.
(5) Includes unamortized discount of $4,679 and $5,043 at June 30, 2020 and December 31, 2019, respectively.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
FTAI Pride Credit Agreement—During March 2020, we repaid the FTAI Pride Credit Agreement in full.
Revolving Credit Facility—On May 11, 2020, we entered into an amendment to the Revolving Credit Facility which, among other things, (i) permits the incurrence of additional secured indebtedness to finance the potential acquisition of certain aviation assets, subject to certain limitations, (ii) provides that, to the extent borrowings under the Existing Credit Agreement exceed $150 million, we will pledge certain aviation assets as additional collateral and (iii) incorporates certain other updates, including procedures by which the parties will select a replacement benchmark interest rate in the event that LIBOR is no longer available or appropriate as a reference rate upon which to determine the interest rate under the Existing Credit Agreement.
We were in compliance with all debt covenants as of June 30, 2020.
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
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2020	June 30, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$50,870	$50,870	$—	$—	Market
Restricted cash	49,178	49,178	—	—	Market
Total assets	$100,048	$100,048	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2019	December 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$226,512	$226,512	$—	$—	Market
Restricted cash	16,005	16,005	—	—	Market
Derivative assets	181	—	—	181	Income
Total	$242,698	$242,517	$—	$181

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
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2020	December 31, 2019
Series 2012 Bonds (1)	$—	$41,450
Series 2016 Bonds (1)	—	145,143
Series A 2020 Bonds (2)	177,964	—
Series B 2020 Bonds (2)	78,756	—
Senior Notes due 2022	674,324	731,451
Senior Notes due 2025	407,462	475,884
________________________________________________________
(1) These bonds were defeased as part of the Jefferson Refinancing. See Note 9 for additional details.
(2) Fair value is based upon market prices for similar municipal securities.
Due to the COVID-19 pandemic, the fair values of our notes and bonds fluctuated significantly during the first half of 2020 and may continue to fluctuate based on market conditions and other factors.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019		Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	Crude Oil Forwards	Electricity Swaps (1)	Crude Oil Forwards	Crude Oil Forwards	Electricity Swaps (1)	Crude Oil Forwards
Beginning Balance	$—	$(45,382)	$5,695	$181	$—	$6,545
Net unrealized gains (losses) recognized in earnings	—	4,887	(1,417)	(181)	2,517	(2,267)
Gains recognized in other comprehensive income	—	83,256	—	—	40,244	—
Purchases	—	—	310	—		314
Sales	—	—	113	—		(854)
Settlements	—	—	(424)	—	—	539
Ending Balance	$—	$42,761	$4,277	$—	$42,761	$4,277
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

	Three Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$42,505	$—	$—	$2,129	$44,634
Maintenance revenue	27,105	—	—	—	27,105
Finance lease income	413	—	—	—	413
Other revenue	5,236	—	—	2,446	7,682
Total equipment leasing revenues	75,259	—	—	4,575	79,834
Infrastructure revenues
Lease income	—	287	—	—	287
Terminal services revenues	—	12,794	—	—	12,794
Crude marketing revenues	—	—	—	—	—
Other revenue	—	—	—	1,394	1,394
Total infrastructure revenues	—	13,081	—	1,394	14,475
Total revenues	$75,259	$13,081	$—	$5,969	$94,309

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$48,731	$—	$—	$3,157	$51,888
Maintenance revenue	25,369	—	—	—	25,369
Finance lease income	881	—	—	—	881
Other revenue	—	—	—	1,062	1,062
Total equipment leasing revenues	74,981	—	—	4,219	79,200
Infrastructure revenues
Lease income	—	821	265	—	1,086
Terminal services revenues	—	7,537	1,028	—	8,565
Crude marketing revenues	—	59,204	—	—	59,204
Other revenue	—	—	973	820	1,793
Total infrastructure revenues	—	67,562	2,266	820	70,648
Total revenues	$74,981	$67,562	$2,266	$5,039	$149,848

	Six Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$89,446	$—	$—	$5,001	$94,447
Maintenance revenue	59,100	—	—	—	59,100
Finance lease income	842	—	—	—	842
Other revenue	8,863	—	—	3,031	11,894
Total equipment leasing revenues	158,251	—	—	8,032	166,283
Infrastructure revenues
Lease income	—	407	—	—	407
Terminal services revenues	—	29,205	—	—	29,205
Crude marketing revenues	—	8,210	—	—	8,210
Other revenue	—	—	314	2,730	3,044
Total infrastructure revenues	—	37,822	314	2,730	40,866
Total revenues	$158,251	$37,822	$314	$10,762	$207,149

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$96,034	$—	$—	$5,090	$101,124
Maintenance revenue	47,146	—	—	—	47,146
Finance lease income	1,707	—	—	—	1,707
Other revenue	505	—	—	1,170	1,675
Total equipment leasing revenues	145,392	—	—	6,260	151,652
Infrastructure revenues
Lease income	—	1,129	620	—	1,749
Terminal services revenues	—	12,404	2,846	—	15,250
Crude marketing revenues	—	89,983	—	—	89,983
Other revenue	—	—	4,514	1,594	6,108
Total infrastructure revenues	—	103,516	7,980	1,594	113,090
Total revenues	$145,392	$103,516	$7,980	$7,854	$264,742

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of June 30, 2020:

	Operating Leases	Finance Leases
Remainder of 2020	$91,457	$770
2021	150,867	1,291
2022	95,870	897
2023	59,785	273
2024	37,687	—
Thereafter	22,149	—
Total	$457,815	$3,231

13. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately 1 to 42 years.
The following table presents lease related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$1,229	$1,595	$2,364	$3,199
Short-term lease expense	160	672	450	1,732
Variable lease expense	264	605	1,104	897
Lease expense from continuing operations	1,653	2,872	3,918	5,828

Finance lease expense	—	79	—	158
Operating lease expense	—	925	—	1,850
Lease expense from discontinued operations	—	1,004	—	2,008

Total lease expense	$1,653	$3,876	$3,918	$7,836

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents information related to our operating leases as of and for the six months ended June 30, 2020:

Right-of-use assets, net	$62,816
Lease liabilities	62,436

Weighted average remaining lease term	40.4 years
Weighted average incremental borrowing rate	6.2%

Cash paid for amounts included in the measurement of operating lease liabilities
Continuing operations	$2,371
Discontinued operations	$—
The following table presents future minimum lease payments under non-cancellable operating leases as of June 30, 2020:

Remainder of 2020	$2,378
2021	4,750
2022	4,632
2023	4,585
2024	4,354
Thereafter	149,992
Total undiscounted lease payments	170,691
Less: Imputed interest	108,255
Total lease liabilities	$62,436
During the six months ended June 30, 2020, we amended a lease agreement for real estate in connection with the Jefferson Refinancing. The amended lease had a ROU asset value of $59.8 million and a lease term of approximately 43 years at commencement.
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
As of June 30, 2020, the Incentive Plan provides for the issuance of up to 29.9 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2020	2019	2020	2019
Restricted Shares	$215	$456	$430	$546	$659	0.8
Common Units	196	123	272	215	1,314	1.4
Total - continuing operations	$411	$579	$702	$761	$1,973

Total - discontinued operations	$—	$121	$—	$167

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

During the six months ended June 30, 2020, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 252,472 of its options to certain of the Manager’s employees.
Common Units
During the six months ended June 30, 2020, we issued 831,140 common units of our subsidiaries that had a grant date fair value of $0.9 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
15. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current:
Federal	$31	$51	$68	$70
State and local	83	43	251	108
Foreign	252	108	322	160
Total current provision	366	202	641	338
Deferred:
Federal	(597)	(1,863)	(878)	(1,760)
State and local	—	(668)	—	(639)
Foreign	(3,519)	1	(3,611)	—
Total deferred provision	(4,116)	(2,530)	(4,489)	(2,399)
(Benefit from) provision for income taxes:
Continuing operations	(3,750)	(2,328)	(3,848)	(2,061)
Discontinued operations	—	29	—	215
Total	$(3,750)	$(2,299)	$(3,848)	$(1,846)
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
As of and for the six months ended June 30, 2020, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2016. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2020.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$4,756	$3,499	$9,522	$7,175
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	2,211	—	2,373
Total	$4,756	$5,710	$9,522	$9,548
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Classification in the Consolidated Statements of Operations:
General and administrative	$2,128	$3,019	$4,390	$5,562
Acquisition and transaction expenses	523	2,309	1,047	3,770
Total	$2,651	$5,328	$5,437	$9,332
________________________________________________________
(1) Due to the Aviation Restructuring (as defined in Note 17), during the three and six months ended June 30, 2019, $1,716 and $3,229, respectively, was restated from the Corporate and Other segment to the Aviation Leasing segment, of which $746 and $1,294, respectively, was reclassified from General and administrative to Operating expenses and $970 and $1,935, respectively, remained in Acquisition and transaction expenses. See Note 17 for additional details.
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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Accrued management fees	$1,548	$1,410
Other payables (1)	866	21,992
________________________________________________________
(1) Includes $21.2 million related to incentive fees, as of December 31, 2019, which we paid during the six months ended June 30, 2020.
As of June 30, 2020 and December 31, 2019, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2020 and December 31, 2019 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2020 and December 31, 2019 was $25.0 million and $33.7 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-controlling interest share of net loss	$4,020	$4,559	$8,681	$7,855
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
The following table presents our adjustments for the three months ended June 30, 2019.

	As Previously Reported		Adjustments		As Reported
	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other
Operating expenses	$2,721	$3,166	$746	$—	$3,467	$3,166
General and administrative	—	4,297	—	(746)	—	3,551
Acquisition and transaction expenses	—	2,308	970	(970)	970	1,338

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table presents our adjustments for the six months ended June 30, 2019.

	As Previously Reported		Adjustments		As Reported
	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other
Operating expenses	$8,799	$6,707	$1,294	$—	$10,093	$6,707
General and administrative	—	9,029	—	(1,294)	—	7,735
Acquisition and transaction expenses	13	3,769	1,935	(1,935)	1,948	1,834

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2020

	Three Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$75,259	$—	$—	$4,575	$79,834
Infrastructure revenues	—	13,081	—	1,394	14,475
Total revenues	75,259	13,081	—	5,969	94,309

Expenses
Operating expenses	4,577	12,290	1,875	5,830	24,572
General and administrative	—	—	—	4,388	4,388
Acquisition and transaction expenses	2,061	—	19	1,581	3,661
Management fees and incentive allocation to affiliate	—	—	—	4,756	4,756
Depreciation and amortization	32,203	7,160	378	1,979	41,720
Asset impairment	10,476	—	—	—	10,476
Interest expense	—	2,310	354	19,130	21,794
Total expenses	49,317	21,760	2,626	37,664	111,367

Other (expense) income
Equity in losses of unconsolidated entities	(594)	—	(2,582)	(33)	(3,209)
Gain (loss) on sale of assets, net	775	(7)	—	—	768
Interest income	17	—	—	5	22
Other expense	—	(1)	—	—	(1)
Total other income (expense)	198	(8)	(2,582)	(28)	(2,420)
Income (loss) from continuing operations before income taxes	26,140	(8,687)	(5,208)	(31,723)	(19,478)
(Benefit from) provision for income taxes	(3,427)	74	(597)	200	(3,750)
Net income (loss) from continuing operations	29,567	(8,761)	(4,611)	(31,923)	(15,728)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(4,020)	(92)	—	(4,112)
Dividends on preferred shares	—	—	—	4,079	4,079
Net income (loss) from continuing operations attributable to shareholders	$29,567	$(4,741)	$(4,519)	$(36,002)	$(15,695)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$77,501	$2,968	$(885)	$(13,112)	$66,472
Add: Non-controlling share of Adjusted EBITDA					2,101
Add: Equity in losses of unconsolidated entities					(3,209)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(126)
Less: Interest expense					(21,794)
Less: Depreciation and amortization expense					(48,341)
Less: Incentive allocations					—
Less: Asset impairment charges					(10,476)
Less: Changes in fair value of non-hedge derivative instruments					—
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(3,661)
Less: Equity-based compensation expense					(411)
Less: Benefit from income taxes					3,750
Net loss attributable to shareholders from continuing operations					$(15,695)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$1,319	$—	$—	$—	$1,319
Asia	31,732	—	—	4,575	36,307
Europe	31,287	—	—	—	31,287
North America	9,931	13,081	—	1,394	24,406
South America	990	—	—	—	990
Total	$75,259	$13,081	$—	$5,969	$94,309

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2020

	Six Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$158,251	$—	$—	$8,032	$166,283
Infrastructure revenues	—	37,822	314	2,730	40,866
Total revenues	158,251	37,822	314	10,762	207,149

Expenses
Operating expenses	8,648	34,233	3,875	11,260	58,016
General and administrative	—	—	—	9,051	9,051
Acquisition and transaction expenses	4,785	—	801	1,269	6,855
Management fees and incentive allocation to affiliate	—	—	—	9,522	9,522
Depreciation and amortization	64,834	14,386	754	3,943	83,917
Asset impairment	10,476	—	—	—	10,476
Interest expense	—	5,738	747	38,170	44,655
Total expenses	88,743	54,357	6,177	73,215	222,492

Other (expense) income
Equity in losses of unconsolidated entities	(1,185)	—	(1,676)	(83)	(2,944)
Loss on sale of assets, net	(1,044)	(7)	—	—	(1,051)
Loss on extinguishment of debt	—	(4,724)	—	—	(4,724)
Interest income	29	22	—	12	63
Other income	—	32	—	—	32
Total other expense	(2,200)	(4,677)	(1,676)	(71)	(8,624)
Income (loss) from continuing operations before income taxes	67,308	(21,212)	(7,539)	(62,524)	(23,967)
(Benefit from) provision for income taxes	(3,382)	209	(878)	203	(3,848)
Net income (loss) from continuing operations	70,690	(21,421)	(6,661)	(62,727)	(20,119)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(8,681)	(167)		(8,848)
Dividends on preferred shares	—	—	—	8,618	8,618
Net income (loss) from continuing operations attributable to shareholders	$70,690	$(12,740)	$(6,494)	$(71,345)	$(19,889)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Six Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$160,891	$7,537	$(2,201)	$(27,760)	$138,467
Add: Non-controlling share of Adjusted EBITDA					5,451
Add: Equity in losses of unconsolidated entities					(2,944)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					287
Less: Interest expense					(44,655)
Less: Depreciation and amortization expense					(97,405)
Less: Incentive allocations					—
Less: Asset impairment charges					(10,476)
Less: Changes in fair value of non-hedge derivative instruments					(181)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					(4,724)
Less: Acquisition and transaction expenses					(6,855)
Less: Equity-based compensation expense					(702)
Less: Benefit from income taxes					3,848
Net loss attributable to shareholders from continuing operations					$(19,889)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$8,473	$—	$—	$—	$8,473
Asia	58,277	—	—	8,032	66,309
Europe	70,859	—	—	—	70,859
North America	18,069	37,822	314	2,730	58,935
South America	2,573	—	—	—	2,573
Total	$158,251	$37,822	$314	$10,762	$207,149

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2019

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$74,981	$—	$—	$4,219	$79,200
Infrastructure revenues	—	67,562	2,266	820	70,648
Total revenues	74,981	67,562	2,266	5,039	149,848

Expenses
Operating expenses	3,467	74,393	4,757	3,166	85,783
General and administrative	—	—	—	3,551	3,551
Acquisition and transaction expenses	970	—	—	1,338	2,308
Management fees and incentive allocation to affiliate	—	—	—	5,710	5,710
Depreciation and amortization	33,267	5,519	1,560	1,706	42,052
Interest expense	—	4,524	348	20,522	25,394
Total expenses	37,704	84,436	6,665	35,993	164,798

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(242)	92	—	(19)	(169)
Gain on sale of assets, net	22,610	12	—	—	22,622
Interest income	28	33	173	6	240
Other income	—	50	4,887	—	4,937
Total other income (expense)	22,396	187	5,060	(13)	27,630
Income (loss) from continuing operations before income taxes	59,673	(16,687)	661	(30,967)	12,680
(Benefit from) provision for income taxes	(2,369)	38	—	3	(2,328)
Net income (loss) from continuing operations	62,042	(16,725)	661	(30,970)	15,008
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(4,558)	(22)	—	(4,580)
Net income (loss) from continuing operations attributable to shareholders	$62,042	$(12,167)	$683	$(30,970)	$19,588

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$102,864	$(2,563)	$(2,241)	$(5,364)	$92,696
Add: Non-controlling share of Adjusted EBITDA					2,785
Add: Equity in losses of unconsolidated entities					(169)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(24)
Less: Interest expense					(25,394)
Less: Depreciation and amortization expense					(51,006)
Less: Incentive allocations					(2,211)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					3,470
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(2,308)
Less: Equity-based compensation expense					(579)
Less: Benefit from income taxes					2,328
Net income attributable to shareholders from continuing operations					$19,588
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$2,208	$—	$—	$—	$2,208
Asia	25,410	—	—	4,219	29,629
Europe	35,413	—	—	—	35,413
North America	9,604	67,562	2,266	820	80,252
South America	2,346	—	—	—	2,346
Total	$74,981	$67,562	$2,266	$5,039	$149,848

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2019

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$145,392	$—	$—	$6,260	$151,652
Infrastructure revenues	—	103,516	7,980	1,594	113,090
Total revenues	145,392	103,516	7,980	7,854	264,742

Expenses
Operating expenses	10,093	113,634	9,659	6,707	140,093
General and administrative	—	—	—	7,735	7,735
Acquisition and transaction expenses	1,948	—	—	1,834	3,782
Management fees and incentive allocation to affiliate	—	—	—	9,548	9,548
Depreciation and amortization	63,272	10,675	3,553	3,415	80,915
Interest expense	—	8,448	644	37,036	46,128
Total expenses	75,313	132,757	13,856	66,275	288,201

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(443)	(128)	—	18	(553)
Gain on sale of assets, net	24,328	12	—	—	24,340
Interest income	54	71	194	12	331
Other (expense) income	—	(183)	2,517	—	2,334
Total other income (expense)	23,939	(228)	2,711	30	26,452
Income (loss) from continuing operations before income taxes	94,018	(29,469)	(3,165)	(58,391)	2,993
(Benefit from) provision for income taxes	(2,189)	124	—	4	(2,061)
Net income (loss) from continuing operations	96,207	(29,593)	(3,165)	(58,395)	5,054
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(7,854)	(86)	—	(7,940)
Net income (loss) from continuing operations attributable to shareholders	$96,207	$(21,739)	$(3,079)	$(58,395)	$12,994

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$176,526	$(3,853)	$(1,315)	$(13,907)	$157,451
Add: Non-controlling share of Adjusted EBITDA					4,938
Add: Equity in losses of unconsolidated entities					(553)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					94
Less: Interest expense					(46,128)
Less: Depreciation and amortization expense					(98,203)
Less: Incentive allocations					(2,373)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					250
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(3,782)
Less: Equity-based compensation expense					(761)
Less: Benefit from income taxes					2,061
Net income attributable to shareholders from continuing operations					$12,994
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$5,685	$—	$—	$—	$5,685
Asia	47,524	—	—	6,260	53,784
Europe	67,298	—	—	—	67,298
North America	20,430	103,516	7,980	1,594	133,520
South America	4,455	—	—	—	4,455
Total	$145,392	$103,516	$7,980	$7,854	$264,742

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet and Location of Long-Lived Assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,758,972	$890,770	$414,490	$223,262	$3,287,494

Debt, net	—	252,754	25,000	1,324,550	1,602,304

Total liabilities	271,548	363,894	49,749	1,350,812	2,036,003

Non-controlling interests in equity of consolidated subsidiaries	—	27,419	849	524	28,792

Total equity	1,487,424	526,876	364,741	(1,127,550)	1,251,491

Total liabilities and equity	$1,758,972	$890,770	$414,490	$223,262	$3,287,494

	June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$37,049	$—	$—	$—	$37,049
Asia	392,135	—	—	45,969	438,104
Europe	849,642	—	—	—	849,642
North America	300,524	612,115	254,757	120,775	1,288,171
South America	5,962	—	—	—	5,962
Total	$1,585,312	$612,115	$254,757	$166,744	$2,618,928

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Net (loss) income from continuing operations	$(15,728)	$15,008	$(20,119)	$5,054
Net income from discontinued operations, net of income taxes	—	785	1,331	943
Net (loss) income	(15,728)	15,793	(18,788)	5,997
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(4,112)	(4,580)	(8,848)	(7,940)
Discontinued operations	—	41	—	(15)
Dividends on preferred shares	4,079	—	8,618	—
Net (loss) income attributable to shareholders	$(15,695)	$20,332	$(18,558)	$13,952
Weighted Average Common Shares Outstanding - Basic (1)	86,009,959	85,987,769	86,009,029	85,987,115
Weighted Average Common Shares Outstanding - Diluted (1)	86,009,959	85,989,029	86,009,029	85,987,115
Basic
Continuing operations	$(0.18)	$0.23	$(0.23)	$0.15
Discontinued operations	$—	$0.01	$0.02	$0.01
Diluted
Continuing operations	$(0.18)	$0.23	$(0.23)	$0.15
Discontinued operations	$—	$0.01	$0.02	$0.01
________________________________________________________
(1) The three and six months ended June 30, 2020 and 2019 includes participating securities which can be converted into a fixed amount of our shares.
For the three months ended June 30, 2020 and 2019, 1,219,065 and 119,009 shares, respectively, and for the six months ended June 30, 2020 and 2019, 499,053 and 127,923 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the six months ended June 30, 2020, we issued 18,337 common shares to certain directors as compensation.
During the six months ended June 30, 2020, certain holders of Class B Units (see Note 16) converted 911,448 Class B Units in exchange for 675,015 common shares.
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
We have also entered into an arrangement with our non-controlling interest holder of Repauno, as part of the acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
20. SUBSEQUENT EVENTS
On July 30, 2020, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended June 30, 2020, payable on August 31, 2020 to the holders of record on August 17, 2020.
Additionally, on July 30, 2020, our Board of Directors also declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 per share and $0.50 per share, respectively, payable on September 15, 2020 to the holders of record on September 1, 2020.
At the Market Program
On June 30, 2020, we entered into an At Market Issuance Sales Agreement with a third party to sell shares of our Series A Preferred Shares and Series B Preferred Shares (collectively, the “ATM Shares”), having an aggregate offering price of up to $100 million, from time to time, through an “at-the market” equity offering program (the “ATM Program”).
During July 2020, we sold 125,000 ATM Shares at an average price of $19.60 per share for net proceeds of $2.4 million. In connection with the shares sold under the ATM program, we granted options to the Manager relating to 17,265 shares of our common stock, the fair value of which was not material as of the grant date.
Senior Notes due 2027
On July 28, 2020, we issued $400 million aggregate principal amount of senior unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2021.
We used a portion of the proceeds to repay $220 million of outstanding borrowings under the Revolving Credit Facility, and intend to use the remaining proceeds for general corporate purposes, which may include the repurchase or redemption of outstanding 2022 Notes and the funding of future acquisitions and investments, including aviation investments.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of June 30, 2020, we had total consolidated assets of $3.3 billion and total equity of $1.3 billion.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. While the outbreak did not have a material impact on operating results on our Aviation Leasing business in the first half of 2020, and we have not yet seen a meaningful decline in the timing of lease payments, a number of our lessees are experiencing increased financial stress due to the significant decline in travel demand. A number of these lessees have been placed on non-accrual status as of June 30, 2020. However, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $224.1 million as of June 30, 2020. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related restrictions put in place by the U.S. and international governments, all of which are uncertain and cannot be predicted. For additional detail, see Liquidity and Capital Resources and Item IA. Risk Factors—The current outbreak of the novel coronavirus (COVID-19) has severely disrupted the global economy and may have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations or financial condition.
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

Comparison of the three and six months ended June 30, 2020 and 2019
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues
Equipment leasing revenues
Lease income	$44,634	$51,888	$(7,254)	$94,447	$101,124	$(6,677)
Maintenance revenue	27,105	25,369	1,736	59,100	47,146	11,954
Finance lease income	413	881	(468)	842	1,707	(865)
Other revenue	7,682	1,062	6,620	11,894	1,675	10,219
Total equipment leasing revenues	79,834	79,200	634	166,283	151,652	14,631
Infrastructure revenues
Lease income	287	1,086	(799)	407	1,749	(1,342)
Terminal services revenues	12,794	8,565	4,229	29,205	15,250	13,955
Crude marketing revenues	—	59,204	(59,204)	8,210	89,983	(81,773)
Other revenue	1,394	1,793	(399)	3,044	6,108	(3,064)
Total infrastructure revenues	14,475	70,648	(56,173)	40,866	113,090	(72,224)
Total revenues	94,309	149,848	(55,539)	207,149	264,742	(57,593)

Expenses
Operating expenses	24,572	85,783	(61,211)	58,016	140,093	(82,077)
General and administrative	4,388	3,551	837	9,051	7,735	1,316
Acquisition and transaction expenses	3,661	2,308	1,353	6,855	3,782	3,073
Management fees and incentive allocation to affiliate	4,756	5,710	(954)	9,522	9,548	(26)
Depreciation and amortization	41,720	42,052	(332)	83,917	80,915	3,002
Asset impairment	10,476	—	10,476	10,476	—	10,476
Interest expense	21,794	25,394	(3,600)	44,655	46,128	(1,473)
Total expenses	111,367	164,798	(53,431)	222,492	288,201	(65,709)

Other (expense) income
Equity in losses of unconsolidated entities	(3,209)	(169)	(3,040)	(2,944)	(553)	(2,391)
Gain (loss) on sale of assets, net	768	22,622	(21,854)	(1,051)	24,340	(25,391)
Loss on extinguishment of debt	—	—	—	(4,724)	—	(4,724)
Interest income	22	240	(218)	63	331	(268)
Other (expense) income	(1)	4,937	(4,938)	32	2,334	(2,302)
Total other (expense) income	(2,420)	27,630	(30,050)	(8,624)	26,452	(35,076)
(Loss) income from continuing operations before income taxes	(19,478)	12,680	(32,158)	(23,967)	2,993	(26,960)
Benefit from income taxes	(3,750)	(2,328)	(1,422)	(3,848)	(2,061)	(1,787)
Net (loss) income from continued operations	(15,728)	15,008	(30,736)	(20,119)	5,054	(25,173)
Net income from discontinued operations, net of income taxes	—	785	(785)	1,331	943	388
Net (loss) income	(15,728)	15,793	(31,521)	(18,788)	5,997	(24,785)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(4,112)	(4,580)	468	(8,848)	(7,940)	(908)
Discontinued operations	—	41	(41)	—	(15)	15
Dividends on preferred shares	4,079	—	4,079	8,618	—	8,618
Net (loss) income attributable to shareholders	$(15,695)	$20,332	$(36,027)	$(18,558)	$13,952	$(32,510)

The following table sets forth a reconciliation of net (loss) income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Net (loss) income attributable to shareholders from continuing operations	$(15,695)	$19,588	$(35,283)	$(19,889)	$12,994	$(32,883)
Add: Benefit from income taxes	(3,750)	(2,328)	(1,422)	(3,848)	(2,061)	(1,787)
Add: Equity-based compensation expense	411	579	(168)	702	761	(59)
Add: Acquisition and transaction expenses	3,661	2,308	1,353	6,855	3,782	3,073
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	4,724	—	4,724
Add: Changes in fair value of non-hedge derivative instruments	—	(3,470)	3,470	181	(250)	431
Add: Asset impairment charges	10,476	—	10,476	10,476	—	10,476
Add: Incentive allocations	—	2,211	(2,211)	—	2,373	(2,373)
Add: Depreciation and amortization expense (1)	48,341	51,006	(2,665)	97,405	98,203	(798)
Add: Interest expense	21,794	25,394	(3,600)	44,655	46,128	(1,473)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	126	24	102	(287)	(94)	(193)
Less: Equity in losses of unconsolidated entities	3,209	169	3,040	2,944	553	2,391
Less: Non-controlling share of Adjusted EBITDA (3)	(2,101)	(2,785)	684	(5,451)	(4,938)	(513)
Adjusted EBITDA (non-GAAP)	$66,472	$92,696	$(26,224)	$138,467	$157,451	$(18,984)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2020 and 2019: (i) depreciation and amortization expense of $41,720 and $42,052, (ii) lease intangible amortization of $931 and $2,202 and (iii) amortization for lease incentives of $5,690 and $6,752, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) depreciation and amortization expense of $83,917 and $80,915, (ii) lease intangible amortization of $2,063 and $4,664 and (iii) amortization for lease incentives of $11,425 and $12,624, respectively.
(2) Includes the following items for the three months ended June 30, 2020 and 2019: (i) net loss of $(3,226) and $(276), (ii) interest expense of $446 and $34, (iii) depreciation and amortization expense of $1,446 and $266, (iv) acquisition and transaction expenses of $531 and $0 and (v) changes in fair value of non-hedge derivatives of $929 and $0, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) net loss of $(3,003) and $(696), (ii) interest expense of $481 and $70, (iii) depreciation and amortization expense of $2,408 and $532, (iv) acquisition and transaction expenses of $612 and $0 and (v) changes in fair value of non-hedge derivatives of $(785) and $0, respectively.
(3) Includes the following items for the three months ended June 30, 2020 and 2019: (i) equity-based compensation of $52 and $98, (ii) provision for income taxes of $15 and $8, (iii) interest expense of $512 and $1,100, (iv) depreciation and amortization expense of $1,522 and $1,282 and (v) changes in fair value of non-hedge derivative instruments of $0 and $297, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) equity based compensation of $99 and $119, (ii) provision for income taxes of $43 and $26, (iii) interest expense of $1,231 and $1,945, (iv) depreciation and amortization expense of $3,048 and $2,372, (v) changes in fair value of non-hedge derivative instruments of $38 and $476 and (vi) loss on extinguishment of debt of $992 and $0, respectively.
Revenues
Comparison of the three months ended June 30, 2020 and 2019
Total revenues decreased $55.5 million primarily due to lower revenues in the Jefferson Terminal segment.
Equipment Leasing
Other revenue increased $6.6 million, which primarily reflects (i) an increase of $5.2 million in the Aviation Leasing segment due to an increase in end-of-lease redelivery compensation and (ii) an increase of $1.4 million in the offshore energy business primarily related to victualling income.
Maintenance revenue increased $1.7 million primarily due to the recognition of maintenance deposits due to the early redelivery of six aircraft offset by lower aircraft and engine utilization as a result of the COVID-19 pandemic.
Lease income decreased $7.3 million primarily due to a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status offset by an increase in the number of aircraft on lease.
Infrastructure
Crude marketing revenue decreased $59.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019.

Terminal services revenue increased $4.2 million which primarily reflects (i) an increase of $5.3 million due to increased activity and storage capacity at Jefferson Terminal, partially offset by (ii) a decrease of $1.0 million at Long Ridge due to Long Ridge being accounted for as equity method investment starting in the fourth quarter of 2019 (“Long Ridge Transaction”).
Comparison of the six months ended June 30, 2020 and 2019
Total revenues decreased $57.6 million primarily due to lower revenues in the Jefferson Terminal and Ports and Terminals segments, partially offset by higher revenues in the Aviation Leasing segment and Corporate and Other.
Equipment Leasing
Maintenance revenue increased $12.0 million primarily due to the recognition of maintenance deposits due to the early redelivery of seven aircraft offset by lower aircraft and engine utilization as a result of the COVID-19 pandemic.
Other revenue increased $10.2 million, which primarily reflects (i) an increase of $8.4 million in the Aviation Leasing segment due to an increase in end-of-lease redelivery compensation and settlement of an engine loss and (ii) an increase of $1.9 million in the offshore energy business primarily related to victualling income.
Lease income decreased $6.7 million primarily due to a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status offset by an increase in the number of aircraft on lease.
Infrastructure
Crude marketing revenue decreased $81.8 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019. Revenues in 2020 include contracts executed in 2019 but delivered in 2020.
Other revenue decreased $3.1 million, which reflects (i) a decrease of $3.1 million due to the Long Ridge Transaction, (ii) a decrease in butane sales of $1.1 million at Repauno, partially offset by (iii) an increase of $1.1 million due to higher volume in our railcar cleaning business.
Terminal services revenue increased $14.0 million which primarily reflects (i) an increase of $16.8 million due to increased activity and storage capacity at Jefferson Terminal, partially offset by (ii) a decrease of $2.8 million due to the Long Ridge Transaction.
Expenses
Comparison of the three months ended June 30, 2020 and 2019
Total expenses decreased $53.4 million, primarily due to (i) lower operating expenses, (ii) lower interest expense, partially offset by (iii) an asset impairment.
Operating expenses decreased $61.2 million, primarily due to a decrease in cost of sales of $61.4 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019.
Interest expense decreased $3.6 million, primarily due to:
•a decrease of $2.2 million at Jefferson Terminal due to the Jefferson Refinancing; and
•a decrease of $1.4 million in Corporate and Other primarily due to a decrease in interest expense related to the FTAI Pride Credit Agreement, which was repaid in full in March 2020.
The above decreases were partially offset by an asset impairment charge of $10.5 million in 2020 in the Aviation Leasing segment.
Comparison of the six months ended June 30, 2020 and 2019
Total expenses decreased $65.7 million, primarily due to lower (i) operating expenses and (ii) interest expense, partially offset by higher (iii) an asset impairment charge, (iv) depreciation and amortization and (v) acquisition and transaction expenses.
Operating expenses decreased $82.1 million, primarily due to:
•a decrease in cost of sales of $81.9 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019;
•a decrease in bad debt of $1.2 million primarily in the Aviation Leasing segment, partially offset by
•an increase in compensation and benefits of $2.9 million primarily due to increased headcount in the Jefferson Terminal and Aviation Leasing segments.
Interest expense decreased $1.5 million, primarily due to:
•a decrease of $2.7 million at Jefferson Terminal due to the Jefferson Refinancing, partially offset by
•an increase of $1.1 million in Corporate and Other which reflects an increase in our average outstanding debt of approximately $64.0 million, which primarily consists of (i) an increase of $100.0 million for the 2025 Notes, (ii) an increase of $25.1 million for the 2022 Notes, (iii) a decrease of $26.7 million for the Revolving Credit Facility and (iv) a decrease of $34.4 million for the FTAI Pride Credit Agreement, which was repaid in March 2020.

The above decreases were partially offset by an asset impairment charge of $10.5 million in 2020 in the Aviation Leasing segment.
Depreciation and amortization increased $3.0 million, which reflects (i) an increase of $3.7 million primarily due to assets placed into service at Jefferson Terminal, (ii) an increase of $1.6 million primarily due to additional assets acquired and placed into service in the Aviation Leasing segment, partially offset by (iii) a decrease of $2.8 million due to the Long Ridge Transaction.
Acquisition and transaction expenses increased $3.1 million due to additional compensation and related costs associated with the acquisition of aviation leasing equipment.
Other (expense) income
Total other expense increased $30.1 million during the three months ended June 30, 2020, which primarily reflects (i) a decrease of $21.9 million in gain on sale of assets, net as we had more asset sales in 2019 compared to 2020 and (ii) a decrease of $4.9 million in other income due to the Long Ridge Transaction.
Total other expense increased $35.1 million during the six months ended June 30, 2020, which primarily reflects (i) a decrease of $25.4 million in gain on sale of assets, net as we had more asset sales in 2019 compared to 2020, (ii) a loss on extinguishment of debt of $4.7 million due to the Jefferson Refinancing, (iii) a decrease in other income of $2.3 million primarily due to the Long Ridge Transaction and (iv) an increase of $2.4 million in equity in losses of unconsolidated entities.
Net (loss) income from continuing operations
Net income from continuing operations decreased $30.7 million and $25.2 million during the three and six months ended June 30, 2020, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $26.2 million and $19.0 million during the three and six months ended June 30, 2020, respectively, primarily due to the changes noted above.
Aviation Leasing Segment
As of June 30, 2020, in our Aviation Leasing segment, we own and manage 272 aviation assets, consisting of 80 commercial aircraft and 192 engines.
As of June 30, 2020, 75 of our commercial aircraft and 88 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 73% utilized during the three months ended June 30, 2020, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 34 months, and our engines currently on-lease have an average remaining lease term of 20 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2020	14	60	74
Purchases	1	18	19
Sales	—	—	—
Transfers	—	(13)	(13)
Assets at June 30, 2020	15	65	80

Engines
Assets at January 1, 2020	92	72	164
Purchases	3	2	5
Sales	(2)	(1)	(3)
Transfers	—	26	26
Assets at June 30, 2020	93	99	192

The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues
Equipment leasing revenues
Lease income	$42,505	$48,731	$(6,226)	$89,446	$96,034	$(6,588)
Maintenance revenue	27,105	25,369	1,736	59,100	47,146	11,954
Finance lease income	413	881	(468)	842	1,707	(865)
Other revenue	5,236	—	5,236	8,863	505	8,358
Total revenues	75,259	74,981	278	158,251	145,392	12,859

Expenses
Operating expenses	4,577	3,467	1,110	8,648	10,093	(1,445)
Acquisition and transaction expenses	2,061	970	1,091	4,785	1,948	2,837
Depreciation and amortization	32,203	33,267	(1,064)	64,834	63,272	1,562
Asset impairment	10,476	—	10,476	10,476	—	10,476
Total expenses	49,317	37,704	11,613	88,743	75,313	13,430

Other income (expense)
Equity in losses of unconsolidated entities	(594)	(242)	(352)	(1,185)	(443)	(742)
Gain (loss) on sale of assets, net	775	22,610	(21,835)	(1,044)	24,328	(25,372)
Interest income	17	28	(11)	29	54	(25)
Total other income (expense)	198	22,396	(22,198)	(2,200)	23,939	(26,139)
Income before income taxes	26,140	59,673	(33,533)	67,308	94,018	(26,710)
Benefit from income taxes	(3,427)	(2,369)	(1,058)	(3,382)	(2,189)	(1,193)
Net income	29,567	62,042	(32,475)	70,690	96,207	(25,517)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders	$29,567	$62,042	$(32,475)	$70,690	$96,207	$(25,517)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Net income attributable to shareholders	$29,567	$62,042	$(32,475)	$70,690	$96,207	$(25,517)
Add: Benefit from income taxes	(3,427)	(2,369)	(1,058)	(3,382)	(2,189)	(1,193)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	2,061	970	1,091	4,785	1,948	2,837
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	10,476	—	10,476	10,476	—	10,476
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	38,824	42,221	(3,397)	78,322	80,560	(2,238)
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(594)	(242)	(352)	(1,185)	(443)	(742)
Less: Equity in losses of unconsolidated entities	594	242	352	1,185	443	742
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$77,501	$102,864	$(25,363)	$160,891	$176,526	$(15,635)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2020 and 2019: (i) depreciation expense of $32,203 and $33,267, (ii) lease intangible amortization of $931 and $2,202 and (iii) amortization for lease incentives of $5,690 and $6,752, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) depreciation expense of $64,834 and $63,272, (ii) lease intangible amortization of $2,063 and $4,664 and (iii) amortization for lease incentives of $11,425 and $12,624, respectively.
(2) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
Revenues
Comparison of the three months ended June 30, 2020 and 2019
Total revenue increased $0.3 million driven by higher maintenance revenue and other revenue.
•Maintenance revenue increased $1.7 million primarily due to the recognition of maintenance deposits due to the early redelivery of six aircraft offset by lower aircraft and engine utilization as a result of the COVID-19 pandemic.
•Other revenue increased $5.2 million primarily due to the increase in end-of-lease redelivery compensation.
•Lease income decreased $6.2 million primarily due to a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status offset by an increase in the number of aircraft on lease.
Comparison of the six months ended June 30, 2020 and 2019
Total revenue increased $12.9 million driven by higher maintenance revenue and other revenue.
•Maintenance revenue increased $12.0 million primarily due to the recognition of maintenance deposits due to the early redelivery of seven aircraft offset by lower aircraft and engine utilization as a result of the COVID-19 pandemic.
•Other revenue increased $8.4 million primarily due to the increase in end-of-lease redelivery compensation and settlement of an engine loss.
•Lease income decreased $6.6 million primarily due to a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status offset by an increase in the number of aircraft on lease.
Expenses
Comparison of the three months ended June 30, 2020 and 2019
Total expenses increased $11.6 million primarily due to an increase in asset impairment, acquisition and transaction expenses and operating expenses partially offset by a decrease in depreciation and amortization expense.
•Asset impairment increased $10.5 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation.

•Acquisition and transaction expense increased $1.1 million driven by additional compensation and related costs associated with the acquisition of aviation leasing equipment.
•Operating expenses increased $1.1 million primarily as a result of an increase in bad debt expense.
•Depreciation and amortization expense decreased $1.1 million driven by a decrease in the number of engines on lease and an increase in the number of aircraft redelivered and parted out into our engine leasing pool, partially offset by additional aircraft owned and on lease.
Comparison of the six months ended June 30, 2020 and 2019
Total expenses increased $13.4 million primarily due to an increase in asset impairment, depreciation and amortization expense and acquisition and transaction expenses partially offset by a decrease in operating expenses.
•Asset impairment increased $10.5 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation.
•Acquisition and transaction expense increased $2.8 million driven by additional compensation and related costs associated with the acquisition of aviation leasing equipment.
•Depreciation and amortization expense increased $1.6 million driven by additional aircraft owned and on lease, partially offset by a decrease in the number of engines on lease and additional aircraft redelivered and parted out into our engine leasing pool.
•Operating expenses decreased $1.4 million primarily as a result of a decrease in bad debt expense.
Other (expense) income
Total other income decreased $22.2 million during the three months ended June 30, 2020, primarily due to a decrease of $21.8 million in gain on the sale of leasing equipment in 2020, partially offset by an increase of $0.4 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Total other income decreased $26.1 million during the six months ended June 30, 2020, primarily due to a decrease of $25.4 million in gain on the sale of leasing equipment in 2020, partially offset by an increase of $0.7 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $25.4 million and $15.6 million during the three and six months ended June 30, 2020, respectively, primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Infrastructure revenues
Lease income	$287	$821	$(534)	$407	$1,129	$(722)
Terminal services revenues	12,794	7,537	5,257	29,205	12,404	16,801
Crude marketing revenues	—	59,204	(59,204)	8,210	89,983	(81,773)
Total revenues	13,081	67,562	(54,481)	37,822	103,516	(65,694)

Expenses
Operating expenses	12,290	74,393	(62,103)	34,233	113,634	(79,401)
Depreciation and amortization	7,160	5,519	1,641	14,386	10,675	3,711
Interest expense	2,310	4,524	(2,214)	5,738	8,448	(2,710)
Total expenses	21,760	84,436	(62,676)	54,357	132,757	(78,400)

Other (expense) income
Equity in earnings (losses) of unconsolidated entities	—	92	(92)	—	(128)	128
(Loss) gain on sale of assets, net	(7)	12	(19)	(7)	12	(19)
Loss on extinguishment of debt	—	—	—	(4,724)	—	(4,724)
Interest income	—	33	(33)	22	71	(49)
Other (expense) income	(1)	50	(51)	32	(183)	215
Total other (expense) income	(8)	187	(195)	(4,677)	(228)	(4,449)
Loss before income taxes	(8,687)	(16,687)	8,000	(21,212)	(29,469)	8,257
Provision for income taxes	74	38	36	209	124	85
Net loss	(8,761)	(16,725)	7,964	(21,421)	(29,593)	8,172
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,020)	(4,558)	538	(8,681)	(7,854)	(827)
Net loss attributable to shareholders	$(4,741)	$(12,167)	$7,426	$(12,740)	$(21,739)	$8,999

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Net loss attributable to shareholders	$(4,741)	$(12,167)	$7,426	$(12,740)	$(21,739)	$8,999
Add: Provision for income taxes	74	38	36	209	124	85
Add: Equity-based compensation expense	214	456	(242)	429	546	(117)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	4,724	—	4,724
Add: Changes in fair value of non-hedge derivative instruments	—	1,417	(1,417)	181	2,267	(2,086)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	7,160	5,519	1,641	14,386	10,675	3,711
Add: Interest expense	2,310	4,524	(2,214)	5,738	8,448	(2,710)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	285	(285)	—	331	(331)
Less: Equity in (earnings) losses of unconsolidated entities	—	(92)	92	—	128	(128)
Less: Non-controlling share of Adjusted EBITDA (2)	(2,049)	(2,543)	494	(5,390)	(4,633)	(757)
Adjusted EBITDA (non-GAAP)	$2,968	$(2,563)	$5,531	$7,537	$(3,853)	$11,390
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2020 and 2019: (i) net income of $0 and $19 and (ii) depreciation and amortization expense of $0 and $266, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) net loss of $0 and $(201) and (ii) depreciation and amortization expense of $0 and $532, respectively.
(2) Includes the following items for the three months ended June 30, 2020 and 2019: (i) equity-based compensation of $45 and $96, (ii) provision for income taxes of $15 and $8, (iii) interest expense of $485 and $983, (iv) changes in fair value of non-hedge derivative instruments of $0 and $297 and (v) depreciation and amortization expense of $1,504 and $1,159, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) equity-based compensation of $90 and $115, (ii) provision for income taxes of $43 and $26, (iii) interest expense of $1,205 and $1,774, (iv) changes in fair value of non-hedge derivative instruments of $38 and $476, (v) depreciation and amortization expense of $3,022 and $2,242 and (vi) loss on extinguishment of debt of $992 and $0, respectively.
Revenues
Total revenues decreased $54.5 million during the three months ended June 30, 2020, primarily due to (i) a decrease in crude marketing revenue of $59.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) an increase in terminal services of $5.3 million due to increased activity and storage capacity.
Total revenues decreased $65.7 million during the six months ended June 30, 2020, primarily due to (i) a decrease in crude marketing revenue of $81.8 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) an increase in terminal services of $16.8 million due to increased activity and storage capacity.
Expenses
Total expenses decreased $62.7 million during the three months ended June 30, 2020, which reflects (i) a decrease in operating expenses of $62.1 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, (ii) a decrease in interest expense of $2.2 million due to the Jefferson Refinancing, partially offset by (iii) an increase in depreciation and amortization of $1.6 million due to additional assets being placed into service.
Total expenses decreased $78.4 million during the six months ended June 30, 2020, which reflects (i) a decrease in operating expenses of $79.4 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, (ii) a decrease in interest expense of $2.7 million due to the Jefferson Refinancing, partially offset by (iii) an increase in depreciation and amortization of $3.7 million due to additional assets being placed into service.
Other (expense) income
Total other expense increased $4.4 million during the six months ended June 30, 2020, which primarily reflects a loss on extinguishment of debt of $4.7 million due to the Jefferson Refinancing.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.5 million and $11.4 million during the three and six months ended June 30, 2020, respectively, primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Infrastructure revenues
Lease income	$—	$265	$(265)	$—	$620	$(620)
Terminal services revenues	—	1,028	(1,028)	—	2,846	(2,846)
Other revenue	—	973	(973)	314	4,514	(4,200)
Total revenues	—	2,266	(2,266)	314	7,980	(7,666)

Expenses
Operating expenses	1,875	4,757	(2,882)	3,875	9,659	(5,784)
Acquisition and transaction expenses	19	—	19	801	—	801
Depreciation and amortization	378	1,560	(1,182)	754	3,553	(2,799)
Interest expense	354	348	6	747	644	103
Total expenses	2,626	6,665	(4,039)	6,177	13,856	(7,679)

Other (expense) income
Equity in losses of unconsolidated entities	(2,582)	—	(2,582)	(1,676)	—	(1,676)
Interest income	—	173	(173)	—	194	(194)
Other income	—	4,887	(4,887)	—	2,517	(2,517)
Total other (expense) income	(2,582)	5,060	(7,642)	(1,676)	2,711	(4,387)
(Loss) income before income taxes	(5,208)	661	(5,869)	(7,539)	(3,165)	(4,374)
Benefit from income taxes	(597)	—	(597)	(878)	—	(878)
Net (loss) income	(4,611)	661	(5,272)	(6,661)	(3,165)	(3,496)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(92)	(22)	(70)	(167)	(86)	(81)
Net (loss) income attributable to shareholders	$(4,519)	$683	$(5,202)	$(6,494)	$(3,079)	$(3,415)

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Net (loss) income attributable to shareholders	$(4,519)	$683	$(5,202)	$(6,494)	$(3,079)	$(3,415)
Add: Benefit from income taxes	(597)	—	(597)	(878)	—	(878)
Add: Equity-based compensation expense	197	123	74	273	215	58
Add: Acquisition and transaction expenses	19	—	19	801	—	801
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	(4,887)	4,887	—	(2,517)	2,517
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	378	1,560	(1,182)	754	3,553	(2,799)
Add: Interest expense	354	348	6	747	644	103
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	753	—	753	981	—	981
Less: Equity in losses of unconsolidated entities	2,582	—	2,582	1,676	—	1,676
Less: Non-controlling share of Adjusted EBITDA (2)	(52)	(68)	16	(61)	(131)	70
Adjusted EBITDA (non-GAAP)	$(885)	$(2,241)	$1,356	$(2,201)	$(1,315)	$(886)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2020 and 2019: (i) net loss of $(2,570) and $0, (ii) interest expense of $417 and $0, (iii) depreciation and amortization expense of $1,446 and $0, (iv) acquisition and transaction expenses of $531 and $0 and (v) changes in fair value of non-hedge derivative instruments of $929 and $0, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) net loss of $(1,676) and $0, (ii) interest expense of $422 and $0, (iii) depreciation and amortization expense of $2,408 and $0, (iv) acquisition and transaction expenses of $612 and $0 and (v) changes in fair value of non-hedge derivative instruments of $(785) and $0, respectively.
(2) Includes the following items for the three months ended June 30, 2020 and 2019: (i) equity-based compensation of $7 and $2, (ii) interest expense of $27 and $58 and (iii) depreciation and amortization expense of $18 and $8, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) equity-based compensation of $9 and $4, (ii) interest expense of $26 and $112 and (iii) depreciation and amortization expense of $26 and $15, respectively.
Revenues
Total revenue decreased $2.3 million during the three months ended June 30, 2020, primarily due to the Long Ridge Transaction.
Total revenue decreased $7.7 million during the six months ended June 30, 2020, primarily due to (i) the Long Ridge Transaction and (ii) a decrease of $1.2 million in butane sales at Repauno.
Expenses
Total expenses decreased $4.0 million during the three months ended June 30, 2020, primarily due to lower operating expenses of $2.9 million and depreciation and amortization of $1.2 million.
The decrease in operating expenses and depreciation and amortization is primarily due to the Long Ridge Transaction.
Total expenses decreased $7.7 million during the six months ended June 30, 2020, primarily due to lower operating expenses of $5.8 million and depreciation and amortization of $2.8 million. This was offset by an increase in acquisition and transaction expenses relating to the Long Ridge joint venture of $0.8 million.
The decrease in operating expenses and depreciation and amortization is primarily due to the Long Ridge Transaction.
Other (expense) income
Total other income decreased $7.6 million during the three months ended June 30, 2020, primarily due to an equity method loss of $2.6 million from Long Ridge and a decrease of $4.9 million in unrealized gain on power swap derivatives that was deconsolidated after the Long Ridge Transaction.
Total other income decreased $4.4 million during the six months ended June 30, 2020, respectively, primarily due to an equity method loss of $1.7 million from Long Ridge and a decrease of $2.5 million in unrealized gain on power swap derivatives that was deconsolidated after the Long Ridge Transaction.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.4 million and decreased $0.9 million during the three and six months ended June 30, 2020, respectively, primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues
Equipment leasing revenues
Lease income	$2,129	$3,157	$(1,028)	$5,001	$5,090	$(89)
Other revenue	2,446	1,062	1,384	3,031	1,170	1,861
Total equipment leasing revenues	4,575	4,219	356	8,032	6,260	1,772
Infrastructure revenues
Other revenue	1,394	820	574	2,730	1,594	1,136
Total infrastructure revenues	1,394	820	574	2,730	1,594	1,136
Total revenues	5,969	5,039	930	10,762	7,854	2,908

Expenses
Operating expenses	5,830	3,166	2,664	11,260	6,707	4,553
General and administrative	4,388	3,551	837	9,051	7,735	1,316
Acquisition and transaction expenses	1,581	1,338	243	1,269	1,834	(565)
Management fees and incentive allocation to affiliate	4,756	5,710	(954)	9,522	9,548	(26)
Depreciation and amortization	1,979	1,706	273	3,943	3,415	528
Interest expense	19,130	20,522	(1,392)	38,170	37,036	1,134
Total expenses	37,664	35,993	1,671	73,215	66,275	6,940

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(33)	(19)	(14)	(83)	18	(101)
Interest income	5	6	(1)	12	12	—
Total other (expense) income	(28)	(13)	(15)	(71)	30	(101)
Loss before income taxes	(31,723)	(30,967)	(756)	(62,524)	(58,391)	(4,133)
Provision for income taxes	200	3	197	203	4	199
Net loss	(31,923)	(30,970)	(953)	(62,727)	(58,395)	(4,332)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Dividends on preferred shares	4,079	—	4,079	8,618	—	8,618
Net loss attributable to shareholders	$(36,002)	$(30,970)	$(5,032)	$(71,345)	$(58,395)	$(12,950)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Net loss attributable to shareholders	$(36,002)	$(30,970)	$(5,032)	$(71,345)	$(58,395)	$(12,950)
Add: Provision for income taxes	200	3	197	203	4	199
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	1,581	1,338	243	1,269	1,834	(565)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	2,211	(2,211)	—	2,373	(2,373)
Add: Depreciation and amortization expense	1,979	1,706	273	3,943	3,415	528
Add: Interest expense	19,130	20,522	(1,392)	38,170	37,036	1,134
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(33)	(19)	(14)	(83)	18	(101)
Less: Equity in losses (earnings) of unconsolidated entities	33	19	14	83	(18)	101
Less: Non-controlling share of Adjusted EBITDA (2)	—	(174)	174	—	(174)	174
Adjusted EBITDA (non-GAAP)	$(13,112)	$(5,364)	$(7,748)	$(27,760)	$(13,907)	$(13,853)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2020 and 2019: (i) net loss of $(62) and $(53) and (ii) interest expense of $29 and $34, respectively. Includes the following items for the six months ended June 30, 2020 and 2019: (i) net loss of $(142) and $(52) and (ii) interest expense of $59 and $70, respectively.
(2) Includes the following items for the three and six months ended June 30, 2019: (i) interest expense of $59 and (ii) depreciation and amortization expense of $115.
Revenues
Total revenues increased $0.9 million during the three months ended June 30, 2020, which primarily reflects (i) an increase of $1.4 million in other revenue in the offshore energy business primarily related to victualling income, (ii) an increase of $0.6 million due to higher volume in our railcar cleaning business, partially offset by (iii) a decrease of $1.0 million in lease income as one of our vessels was off-hire in the second quarter of 2020 while it was on-hire in the second quarter of 2019.
Total revenues increased $2.9 million during the six months ended June 30, 2020, which primarily reflects (i) an increase of $1.9 million in other revenue in the offshore energy business primarily related to victualling income and (ii) an increase of $1.1 million due to higher volume in our railcar cleaning business.
Expenses
Comparison of the three months ended June 30, 2020 and 2019
Total expenses increased $1.7 million primarily due to higher (i) operating expenses and (ii) general and administrative expenses, partially offset by lower (iii) interest expense and (iv) management fees and incentive allocation to affiliate.
Total operating expenses increased $2.7 million which primarily reflects higher (i) vessel operating and general and administrative expenses of approximately $1.1 million in the offshore energy business and (ii) repairs and maintenance of $1.1 million in the offshore energy business.
Total general and administrative expense increased $0.8 million which primarily reflects higher professional fees related to audit and legal services.
Total interest expense decreased $1.4 million primarily due to a decrease in interest expense related to the FTAI Pride Credit Agreement which was repaid in full in March 2020.
Total management fees and incentive allocation to affiliate decreased $1.0 million due to (i) a decrease of $2.2 million in incentive fees due to lower gains on sale in 2020 compared to 2019, partially offset by (ii) an increase of $1.3 million in base management fees as our equity offerings in 2019 increased our average total equity.
Comparison of the six months ended June 30, 2020 and 2019
Total expenses increased $6.9 million primarily due to higher (i) operating expenses, (ii) interest expense and (iii) general and administrative expense.

Total operating expenses increased $4.6 million which primarily reflects higher (i) project costs of $1.9 million in our offshore energy business, (ii) repairs and maintenance of $1.1 million in our offshore energy business and (iii) compensation and benefits of approximately $0.4 million related to our railcar cleaning business.
Total interest expense increased $1.1 million which reflects an increase in our average outstanding debt of approximately $64.0 million, which primarily consists of (i) an increase of $100.0 million for the 2025 Notes, (ii) an increase of $25.1 million for the 2022 Notes, (iii) a decrease of $26.7 million for the Revolving Credit Facility and (iv) a decrease of $34.4 million for the FTAI Pride Credit Agreement, which was repaid in March 2020.
Total general and administrative expense increased $1.3 million primarily due to higher (i) professional fees related to audit and legal services, (ii) regulatory filing expenses and (iii) market data and other services.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $7.7 million and $13.9 million during the three and six months ended June 30, 2020, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
On July 28, 2020, we issued $400 million aggregate principal amount of senior unsecured notes due 2027 (see Note 20 to the consolidated financial statements). We used a portion of the proceeds to repay $220 million of outstanding borrowings under the Revolving Credit Facility, and intend to use the remaining proceeds for general corporate purposes, which may include the repurchase or redemption of outstanding 2022 Notes and the funding of future acquisitions and investments, including aviation investments. Following the repayment, we have additional borrowing capacity of $250 million under the Revolving Credit Facility.
Additionally, on June 30, 2020, we entered into an At Market Issuance Sales Agreement with a third party to sell shares of our Series A Preferred Shares and Series B Preferred Shares (collectively, the “ATM Shares”), having an aggregate offering price of up to $100 million, from time to time, through an “at-the market” equity offering program. During July 2020, we sold 125,000 ATM Shares for net proceeds of approximately $2.4 million.
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
•Cash used for the purpose of making investments was $341.5 million and $401.4 million during the six months ended June 30, 2020 and 2019, respectively.
•Dividends to shareholders and holders of eligible participating securities were $65.4 million and $56.8 million during the six months ended June 30, 2020 and 2019, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $66.5 million and $90.0 million during the six months ended June 30, 2020 and 2019, respectively.
•During the six months ended June 30, 2020, additional borrowings were obtained in connection with the (i) Series 2020 Bonds of $264.0 million and (ii) Revolving Credit Facility of $195.0 million. We made total principal repayments of $276.0 million relating to the Series 2016 Bonds, Series 2012 Bonds, Jefferson Revolver and FTAI Pride Credit Agreement. During the six months ended June 30, 2019, additional borrowings were obtained in connection with the (i) 2025 Notes of $148.7 million, (ii) 2022 Notes of $147.8 million, (iii) Revolving Credit Facility of $105.0 million, (iv) LREG Credit Agreement of $71.5 million, (v) Jefferson Revolver of $23.2 million, (vi) DRP Revolver of $21.6 million and (vii) CMQR Credit Agreement of $11.7 million. We made total principal repayments of $128.8 million, primarily relating to the Revolving Credit Facility and CMQR Credit Agreement.
•Proceeds from the sale of assets were $37.7 million and $71.5 million during the six months ended June 30, 2020 and 2019, respectively.

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
Historical Cash Flow
Comparison of the six months ended June 30, 2020 and 2019
The following table compares the historical cash flow for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flow Data:
Net cash provided by operating activities	$44,652	$58,112
Net cash used in investing activities	(298,122)	(325,657)
Net cash provided by financing activities	111,001	321,084
Net cash provided by operating activities decreased $13.5 million, which primarily reflects (i) changes in accounts payable, management fees payable, other assets, other liabilities and accounts receivable of $31.4 million, primarily due to the timing of payments and (ii) a decrease in net income of $24.8 million. These decreases were partially offset by changes in (iii) gain on sale of assets, net of $25.4 million and (iv) asset impairment of $10.5 million.
Net cash used in investing activities decreased $27.5 million primarily due to (i) a decrease in acquisitions of property, plant and equipment of $29.2 million, (ii) a decrease in purchase deposits for acquisitions of $29.0 million, partially offset by (iii) lower proceeds from the sale of leasing equipment of $33.8 million.
Net cash provided by financing activities decreased $210.1 million primarily due to (i) an increase in repayments of debt of $147.2 million and (ii) a decrease in proceeds from debt of $70.5 million.
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

	Six Months Ended June 30,
(in thousands)	2020	2019
Net Cash Provided by Operating Activities	$44,652	$58,112
Add: Principal Collections on Finance Leases	3,320	2,996
Add: Proceeds from Sale of Assets	37,687	71,504
Add: Return of Capital Distributions from Unconsolidated Entities	—	1,280
Less: Required Payments on Debt Obligations (1)	—	(3,125)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	57,687	26,310
Funds Available for Distribution (FAD)	$143,346	$157,077
________________________________________________________
(1) Required payments on debt obligations for the six months ended June 30, 2020 exclude repayments of $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement and for the six months ended June 30, 2019 exclude repayments of $115,000 for the Revolving Credit Facility and $10,710 for the CMQR Credit Agreement.
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
Contractual Obligations
The following table summarizes our future obligations, by period due, as of June 30, 2020, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of June 30, 2020.

(in thousands)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Series 2020 Bonds	$—	$—	$—	$—	$—	$263,980	$263,980
Revolving Credit Facility	—	—	195,000	—	—	—	195,000
DRP Revolver	—	25,000	—	—	—	—	25,000
Senior Notes due 2022	—	—	700,000	—	—	—	700,000
Senior Notes due 2025	—	—	—	—	—	450,000	450,000
Total principal payments on loans and bonds payable	—	25,000	895,000	—	—	713,980	1,633,980

Total estimated interest payments (1)	45,361	93,296	51,580	41,190	41,190	136,917	409,534
Operating lease obligations	2,378	4,750	4,632	4,585	4,354	149,992	170,691
	47,739	98,046	56,212	45,775	45,544	286,909	580,225
Total contractual obligations	$47,739	$123,046	$951,212	$45,775	$45,544	$1,000,889	$2,214,205
________________________________________________________
(1) Estimated interest rates as of June 30, 2020.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.7 million and $122.6 million as of June 30, 2020 and December 31, 2019, respectively.
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
As of June 30, 2020, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $2.2 million and/or a decrease of approximately $0.5 million in interest expense over the next 12 months before the impact of interest rate derivatives.
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

Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, more recently proposed bills such as the “Rail Shipper Fairness Act of 2017,” or competitive access proposals under consideration by the STB, if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on the Company’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company’s profitability.
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
As of June 30, 2020, we had $220.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.
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
Our officers and other individuals who perform services for us (other than Aviation, Jefferson, Repauno and Long Ridge employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive allocations distributed to the General Partner and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Inc. and Florida East Coast Industries, LLC (“FECI”) - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Inc. Although we have the same Manager, we may compete with entities affiliated with our Manager or

Fortress, including Seacastle Inc. and FECI, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We have previously purchased and may in the future purchase assets from these funds, and have previously co-invested and may in the future co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of June 30, 2020, rights relating to 2,113,704 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
10.10
Credit Agreement Amendment No. 4 dated as of May 11, 2020, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent.

*	10.11	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
*	10.12	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.13	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.14	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
†	10.15	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	10.16	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
10.17
Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

	10.18	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.19	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	July 31, 2020
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	July 31, 2020
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	July 31, 2020
Eun Nam
Chief Accounting Officer