Form 10-Q
period 2020-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2020-10-30
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 85,617,146 common shares representing limited liability company interests outstanding at October 27, 2020.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to us. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, ongoing COVID-19 pandemic and other public health crises, and any related responses or actions by businesses and governments;
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
•risks related to operating through joint ventures, partnerships, consortium arrangements or other collaborations with third parties;
•obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;
•exposure to uninsurable losses and force majeure events;
•infrastructure operations and maintenance may require substantial capital expenditures;
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
•exposure to environmental risks, including natural disasters, increasing environmental legislation and the broader impacts of climate change;
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	2	$119,799	$226,512
Restricted cash	2	43,607	16,005
Accounts receivable, net		78,054	49,470
Leasing equipment, net	4	1,703,498	1,707,059
Operating lease right-of-use assets, net	13	62,588	37,466
Finance leases, net	5	13,189	8,315
Property, plant, and equipment, net	6	917,872	732,109
Investments	7	158,215	180,550
Intangible assets, net	8	21,142	27,692
Goodwill		122,735	122,639
Other assets	2	134,631	129,105
Total assets		$3,375,330	$3,236,922

Liabilities
Accounts payable and accrued liabilities		$88,050	$144,855
Debt, net	9	1,801,573	1,420,928
Maintenance deposits		154,661	208,944
Security deposits		35,836	45,252
Operating lease liabilities	13	62,209	36,968
Other liabilities		32,154	41,118
Total liabilities		$2,174,483	$1,898,065

Commitments and contingencies	19

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 85,617,146 and 84,917,448 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)		$856	$849
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 9,120,000 and 8,050,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)		91	81
Additional paid in capital		1,130,121	1,110,122
Retained earnings		60,760	190,453
Accumulated other comprehensive (loss) income		(16,450)	372
Shareholders' equity		1,175,378	1,301,877
Non-controlling interest in equity of consolidated subsidiaries		25,469	36,980
Total equity		1,200,847	1,338,857
Total liabilities and equity		$3,375,330	$3,236,922

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2020	2019	2020	2019
Revenues
Equipment leasing revenues		$69,799	$87,259	$236,082	$238,911
Infrastructure revenues		13,910	65,441	54,776	178,531
Total revenues	12	83,709	152,700	290,858	417,442
Expenses
Operating expenses		23,128	82,719	81,144	222,812
General and administrative		4,241	5,535	13,292	13,270
Acquisition and transaction expenses		2,442	5,343	9,297	9,125
Management fees and incentive allocation to affiliate	16	4,591	7,378	14,113	16,926
Depreciation and amortization	4, 6, 8	42,626	43,265	126,543	124,180
Asset impairment		3,915	—	14,391	—
Interest expense		26,904	25,190	71,559	71,318
Total expenses		107,847	169,430	330,339	457,631
Other (expense) income
Equity in losses of unconsolidated entities	7	(2,501)	(974)	(5,445)	(1,527)
(Loss) gain on sale of assets, net		(1,114)	37,060	(2,165)	61,400
Loss on extinguishment of debt	9	—	—	(4,724)	—
Interest income		58	121	121	452
Other income		—	1,131	32	3,465
Total other (expense) income		(3,557)	37,338	(12,181)	63,790
(Loss) income from continuing operations before income taxes		(27,695)	20,608	(51,662)	23,601
(Benefit from) provision for income taxes	15	(2,486)	872	(6,334)	(1,189)
Net (loss) income from continuing operations		(25,209)	19,736	(45,328)	24,790
Net income from discontinued operations, net of income taxes		—	940	1,331	1,883
Net (loss) income		(25,209)	20,676	(43,997)	26,673
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		(3,876)	(5,111)	(12,724)	(13,051)
Discontinued operations		—	116	—	101
Dividends on preferred shares		4,625	—	13,243	—
Net (loss) income attributable to shareholders		$(25,958)	$25,671	$(44,516)	$39,623

(Loss) earnings per share:	18
Basic
Continuing operations		$(0.30)	$0.29	$(0.53)	$0.44
Discontinued operations		$—	$0.01	$0.02	$0.02
Diluted
Continuing operations		$(0.30)	$0.29	$(0.53)	$0.44
Discontinued operations		$—	$0.01	$0.02	$0.02
Weighted average shares outstanding:
Basic		86,022,302	85,996,067	86,013,485	85,990,131
Diluted		86,022,302	86,005,604	86,013,485	86,013,539

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(25,209)	$20,676	$(43,997)	$26,673
Other comprehensive (loss) income:
Other comprehensive (loss) income related to equity method investees, net (1)	(13,468)	(8,584)	(16,822)	25,474
Comprehensive (loss) income	(38,677)	12,092	(60,819)	52,147
Comprehensive (loss) income attributable to non-controlling interest:
Continuing operations	(3,876)	(5,111)	(12,724)	(13,051)
Discontinued operations	—	116	—	101
Comprehensive (loss) income attributable to shareholders	$(34,801)	$17,087	$(48,095)	$65,097
________________________________________________________
(1) Net of deferred tax (benefit) expense of $(3,580) and $(2,282) for the three months ended September 30, 2020 and 2019, respectively, and $(4,474) and $3,904 for the nine months ended September 30, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2020
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net loss				(9,940)		(8,848)	(18,788)
Other comprehensive loss				—	(3,354)	—	(3,354)
Total comprehensive loss				(9,940)	(3,354)	(8,848)	(22,142)
Settlement of equity-based compensation						(42)	(42)
Issuance of common shares	7		304				311
Conversion of participating securities			(7)				(7)
Dividends declared - common shares				(56,782)			(56,782)
Issuance costs of preferred shares			(788)				(788)
Dividends declared - preferred shares				(8,618)			(8,618)
Equity-based compensation						702	702
Equity - June 30, 2020	$856	$81	$1,109,631	$115,113	$(2,982)	$28,792	$1,251,491
Net loss				(21,333)		(3,876)	(25,209)
Other comprehensive loss				—	(13,468)	—	(13,468)
Total comprehensive loss				(21,333)	(13,468)	(3,876)	(38,677)
Settlement of equity-based compensation						(68)	(68)
Dividends declared - common shares				(28,395)			(28,395)
Issuance of preferred shares		10	20,490				20,500
Dividends declared - preferred shares				(4,625)			(4,625)
Equity-based compensation						621	621
Equity - September 30, 2020	$856	$91	$1,130,121	$60,760	$(16,450)	$25,469	$1,200,847

	Three and Nine Months Ended September 30, 2019
	Common Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$840	$—	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net income (loss)				13,952		(7,955)	5,997
Other comprehensive income				—	34,058	—	34,058
Total comprehensive income (loss)				13,952	34,058	(7,955)	40,055
Issuance of common shares	8		234			—	242
Conversion of participating securities			(7)				(7)
Dividends declared - common shares			(56,767)			—	(56,767)
Equity-based compensation			—			928	928
Equity - June 30, 2019	$848	$—	$972,836	$(18,865)	$34,058	$49,356	$1,038,233
Net income (loss)				25,671		(4,995)	20,676
Other comprehensive loss				—	(8,584)	—	(8,584)
Total comprehensive income (loss)				25,671	(8,584)	(4,995)	12,092
Issuance of common shares	1		150			—	151
Conversion of participating securities			(1)				(1)
Dividends declared - common shares			(28,387)			—	(28,387)
Issuance of preferred shares		35	82,853				82,888
Equity-based compensation			—			676	676
Equity - September 30, 2019	$849	$35	$1,027,451	$6,806	$25,474	$45,037	$1,105,652

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(43,997)	$26,673
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses of unconsolidated entities	5,445	1,527
Gain on sale of subsidiaries	(1,331)	—
Loss (gain) on sale of assets, net	2,165	(61,416)
Security deposits and maintenance claims included in earnings	(12,275)	(3,863)
Loss on extinguishment of debt	4,724	—
Equity-based compensation	1,323	1,604
Depreciation and amortization	126,543	125,877
Asset impairment	14,391	—
Change in current and deferred income taxes	(7,374)	(1,906)
Change in fair value of non-hedge derivative	181	4,130
Amortization of lease intangibles and incentives	23,394	24,008
Amortization of deferred financing costs	6,156	5,995
Bad debt expense	1,997	3,139
Other	1,152	748
Change in:
Accounts receivable	(43,014)	(16,002)
Other assets	1,253	(15,128)
Accounts payable and accrued liabilities	(32,415)	2,101
Management fees payable to affiliate	(20,965)	8,961
Other liabilities	1,040	(13,735)
Net cash provided by operating activities	28,393	92,713

Cash flows from investing activities:
Investment in unconsolidated entities	(4,407)	(13,500)
Principal collections on finance leases	7,001	13,094
Acquisition of leasing equipment	(252,859)	(287,508)
Acquisition of property, plant and equipment	(209,662)	(243,707)
Acquisition of lease intangibles	1,997	(101)
Purchase deposits for acquisitions	(5,320)	(45,852)
Proceeds from sale of leasing equipment	53,707	166,290
Proceeds from sale of property, plant and equipment	—	7
Return of capital distributions from unconsolidated entities	—	1,424
Return of deposit on sale of engine	2,350	—
Net cash used in investing activities	$(407,193)	$(409,853)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from debt	$883,981	$568,704
Repayment of debt	(495,991)	(218,934)
Payment of deferred financing costs	(20,416)	(31,585)
Receipt of security deposits	1,564	5,802
Return of security deposits	(3,815)	(368)
Receipt of maintenance deposits	25,102	49,356
Release of maintenance deposits	(12,429)	(23,822)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	20,223	82,888
Purchase of non-controlling interest	(110)	—
Cash dividends - common shares	(85,177)	(85,154)
Cash dividends - preferred shares	(13,243)	—
Net cash provided by financing activities	$299,689	$346,887

Net (decrease) increase in cash and cash equivalents and restricted cash	(79,111)	29,747
Cash and cash equivalents and restricted cash, beginning of period	242,517	120,837
Cash and cash equivalents and restricted cash, end of period	$163,406	$150,584

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$59,056	$3,386
Acquisition of property, plant and equipment	(9,406)	(22,736)
Settled and assumed security deposits	(6,215)	(1,007)
Billed, assumed and settled maintenance deposits	(34,253)	12,471
Change in fair value of cash flow hedge	—	25,474
Non-cash change in equity method investment	(16,822)	—
Issuance of common shares	304	385

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
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $1.5 million and $5.6 million as of September 30, 2020 and December 31, 2019, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $31.3 million and $18.1 million as of September 30, 2020 and December 31, 2019, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $2.0 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $2.1 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and $6.2 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in interest expense in the Consolidated Statements of Operations.
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
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the three and nine months ended September 30, 2020.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three months ended September 30, 2020, one customer in the Aviation Leasing segment accounted for approximately 11% of total revenue. During the three months ended September 30, 2019, one customer in the Jefferson Terminal segment accounted for approximately 17% of total revenue. During the nine months ended September 30, 2020, one customer in the Aviation segment accounted for approximately 11% of total revenue. During the nine months ended September 30, 2019, one customer in the Jefferson Terminal segment accounted for approximately 19% of total revenue.
As of September 30, 2020, there were two customers in the Aviation Leasing segment that represented 32% and 14% of total accounts receivable, net, respectively. As of December 31, 2019, accounts receivable from one customer in the Jefferson Terminal segment represented 16% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $2.8 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively. Bad debt expense was $0.2 million and $0.0 million for the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in operating expenses in the Consolidated Statements of Operations.
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
Other Assets—Other assets is primarily comprised of lease incentives of $48.5 million and $45.3 million, prepaid expenses of $6.0 million and $4.1 million, notes receivable of $7.8 million and $2.4 million and maintenance right assets of $13.6 million and $24.5 million as of September 30, 2020 and December 31, 2019, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and nine months ended September 30, 2020 and 2019, the Board of Directors declared a cash dividend of $0.33 and $0.99 per common share.
Additionally, in the quarter ended September 30, 2020, the Board of Directors declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 and $0.50 per share, respectively.
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
The following table presents the significant components of net income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Total revenues	$—	$9,521	$—	$28,411
Expenses
Operating expense	—	7,398	—	23,280
Acquisition and transaction expenses	—	275	—	275
Depreciation and amortization	—	479	—	1,697
Interest expense	—	298	—	945
Total expenses	—	8,450	—	26,197
Gain on sale of assets, net	—	1	1,331	16
Other income	—	1	1,331	16
Income before income taxes	—	1,072	1,331	2,230
Provision for income taxes	—	132	—	347
Net income	—	940	1,331	1,883
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	116	—	101
Net income attributable to shareholders	$—	$824	$1,331	$1,782

The following table presents the significant non-cash items and capital expenditures from discontinued operations:

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Depreciation and amortization	$—	$1,697
Bad debt expense	—	156
Share-based compensation expense	—	438
Investing activities:
Purchases of property, plant and equipment	$—	$4,500

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2020	December 31, 2019
Leasing equipment	$2,099,803	$2,019,773
Less: accumulated depreciation	(396,305)	(312,714)
Leasing equipment, net	$1,703,498	$1,707,059

During the nine months ended September 30, 2020, we performed impairment analyses over certain of our leasing equipment and determined that the carrying amount of certain assets were not recoverable. To determine fair value, we used both a market approach, using quoted market prices for the same or similar assets, and an income approach, using discounted cash flows and an estimated discount rate. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $14.4 million, net of redelivery compensation.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the nine months ended September 30, 2020:

Acquisitions:
Aircraft	19
Engines	22
Dispositions:
Aircraft	—
Engines	20

Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense for leasing equipment	$35,104	$36,034	$104,121	$103,080

5. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	September 30, 2020	December 31, 2019
Finance leases	$16,748	$12,388
Unearned revenue	(3,559)	(4,073)
Finance leases, net	$13,189	$8,315

We entered into a 15 month sales-type lease agreement for three of our engines during the nine months ended September 30, 2020.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2020	December 31, 2019
Land, site improvements and rights	$52,045	$51,901
Construction in progress	393,111	211,110
Buildings and improvements	4,341	3,783
Terminal machinery and equipment	536,664	519,603
Track and track related assets	2,350	2,208
Railroad equipment	5,671	4,823
Computer hardware and software	5,093	4,325
Furniture and fixtures	2,457	2,322
Other	5,888	1,969
	1,007,620	802,044
Less: accumulated depreciation	(89,748)	(69,935)
Property, plant and equipment, net	$917,872	$732,109

During the nine months ended September 30, 2020, we added property, plant and equipment of $205.6 million, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense for property, plant and equipment:
Continuing operations	$6,634	$6,343	$19,757	$18,435
Discontinued operations	—	479	—	1,682
Total	$6,634	$6,822	$19,757	$20,117

7. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2020	December 31, 2019
Advanced Engine Repair JV	Equity method	25%	$23,220	$24,652
Intermodal Finance I, Ltd.	Equity method	51%	51	501
Long Ridge Terminal LLC	Equity method	50%	133,688	155,397
FYX Trust Holdco LLC	Equity	14%	1,256	—
Investments			$158,215	$180,550
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2020 or 2019.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advanced Engine Repair JV	$(247)	$(885)	$(1,432)	$(1,328)
JGP Energy Partners LLC	—	(162)	—	(290)
Intermodal Finance I, Ltd.	32	73	(51)	91
Long Ridge Terminal LLC	(2,286)	—	(3,962)	—
Total	$(2,501)	$(974)	$(5,445)	$(1,527)

Equity Method Investments
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
As of September 30, 2020, Intermodal owns a portfolio of approximately 2,000 shipping containers subject to multiple operating leases.
Equity Investments
FYX Trust Holdco LLC
In July 2020, we invested $1.3 million for a 14% interest in an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. FYX Trust Holdco LLC (“FYX”) has developed a mobile and web-based application that connects fleet managers, owner-operators, and drivers with repair vendors to efficiently and reliably quote, dispatch, monitor, and bill roadside repair services.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2020
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$35,349	$—	$35,349
Less: Accumulated amortization	(28,124)	—	(28,124)
Acquired favorable lease intangibles, net	7,225	—	7,225
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(21,596)	(21,596)
Acquired customer relationships, net	—	13,917	13,917
Total intangible assets, net	$7,225	$13,917	$21,142

Intangible liabilities
Acquired unfavorable lease intangibles	$7,151	$—	$7,151
Less: Accumulated amortization	(3,868)	—	(3,868)
Acquired unfavorable lease intangibles, net	$3,283	$—	$3,283

	December 31, 2019
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$49,762	$—	$49,762
Less: Accumulated amortization	(38,652)	—	(38,652)
Acquired favorable lease intangibles, net	11,110	—	11,110
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(18,931)	(18,931)
Acquired customer relationships, net	—	16,582	16,582
Total intangible assets, net	$11,110	$16,582	$27,692

Intangible liabilities
Acquired unfavorable lease intangibles	$5,170	$—	$5,170
Less: Accumulated amortization	(3,014)	—	(3,014)
Acquired unfavorable lease intangibles, net	$2,156	$—	$2,156
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other liabilities in the Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Lease intangibles	Equipment leasing revenues	$953	$1,072	$3,016	$5,736
Customer relationships:	Depreciation and amortization
Continuing operations		888	888	2,665	2,665
Discontinued operations		—	—	—	15
Total		$1,841	$1,960	$5,681	$8,416
As of September 30, 2020, estimated net annual amortization of intangibles is as follows:

Remainder of 2020	$1,647
2021	6,295
2022	4,338
2023	3,343
2024	2,236
Thereafter	—
Total	$17,859

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2020			December 31, 2019
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement	$—	N/A	N/A	$36,009
Revolving Credit Facility (1)	—	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	—
Jefferson Revolver	—	N/A	N/A	50,000
DRP Revolver (2)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	25,000
Total loans payable	25,000			111,009
Bonds payable
Series 2012 Bonds (3)	—	N/A	N/A	41,059
Series 2016 Bonds	—	N/A	N/A	144,200
Series 2020 Bonds	263,980	See below	See below	—
Senior Notes due 2022 (4)	698,413	6.75%	3/15/2022	697,814
Senior Notes due 2025 (5)	445,507	6.50%	10/1/2025	444,957
Senior Notes due 2027	400,000	9.75%	8/1/2027	—
Total bonds payable	1,807,900			1,328,030

Debt	1,832,900			1,439,039
Less: Debt issuance costs	(31,327)			(18,111)
Total debt, net	$1,801,573			$1,420,928

Total debt due within one year	$—			$182,019
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
(3) Includes unamortized premium of $1,509 as of December 31, 2019.
(4) Includes unamortized discount of $3,790 and $5,429 at September 30, 2020 and December 31, 2019, respectively, and an unamortized premium of $2,203 and $3,243 at September 30, 2020 and December 31, 2019, respectively.
(5) Includes unamortized discount of $4,493 and $5,043 at September 30, 2020 and December 31, 2019, respectively.
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
Senior Notes due 2027—On July 28, 2020, we issued $400 million aggregate principal amount of senior unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2021.
We used a portion of the proceeds to repay $220 million of outstanding borrowings under the Revolving Credit Facility, and intend to use the remaining proceeds for general corporate purposes, and the funding of future acquisitions and investments, including aviation investments.
We were in compliance with all debt covenants as of September 30, 2020.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2020	September 30, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$119,799	$119,799	$—	$—	Market
Restricted cash	43,607	43,607	—	—	Market
Total assets	$163,406	$163,406	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2019	December 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$226,512	$226,512	$—	$—	Market
Restricted cash	16,005	16,005	—	—	Market
Derivative assets	181	—	—	181	Income
Total	$242,698	$242,517	$—	$181

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
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2020	December 31, 2019
Series 2012 Bonds (1)	$—	$41,450
Series 2016 Bonds (1)	—	145,143
Series A 2020 Bonds (2)	180,811	—
Series B 2020 Bonds (2)	77,971	—
Senior Notes due 2022	696,962	731,451
Senior Notes due 2025	445,365	475,884
Senior Notes due 2027	428,404	—
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Due to the COVID-19 pandemic, the fair values of our notes and bonds fluctuated significantly during 2020 and may continue to fluctuate based on market conditions and other factors.
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
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	Crude Oil Forwards	Electricity Swaps (1)	Crude Oil Forwards	Crude Oil Forwards	Electricity Swaps (1)	Crude Oil Forwards
Beginning Balance	$—	$42,761	$4,277	$181	$—	$6,545
Net unrealized gains (losses) recognized in earnings	—	(644)	(3,736)	(181)	1,873	(6,003)
(Losses) gains recognized in other comprehensive income	—	(10,866)	—	—	29,378	—
Purchases	—	—	—	—		314
Sales	—	—	—	—		(854)
Settlements	—	—	—	—	—	539
Ending Balance	$—	$31,251	$541	$—	$31,251	$541
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$38,537	$—	$—	$1,903	$40,440
Maintenance revenue	25,609	—	—	—	25,609
Finance lease income	591	—	—	—	591
Other revenue	1,754	—	—	1,405	3,159
Total equipment leasing revenues	66,491	—	—	3,308	69,799
Infrastructure revenues
Lease income	—	368	—	—	368
Terminal services revenues	—	11,329	—	—	11,329
Crude marketing revenues	—	—	—	—	—
Other revenue	—	—	1,242	971	2,213
Total infrastructure revenues	—	11,697	1,242	971	13,910
Total revenues	$66,491	$11,697	$1,242	$4,279	$83,709

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$50,169	$—	$—	$666	$50,835
Maintenance revenue	35,426	—	—	—	35,426
Finance lease income	496	—	—	—	496
Other revenue	214	—	—	288	502
Total equipment leasing revenues	86,305	—	—	954	87,259
Infrastructure revenues
Lease income	—	627	249	—	876
Terminal services revenues	—	9,505	2,330	—	11,835
Crude marketing revenues	—	50,405	—	—	50,405
Other revenue	—	—	1,595	730	2,325
Total infrastructure revenues	—	60,537	4,174	730	65,441
Total revenues	$86,305	$60,537	$4,174	$1,684	$152,700

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$127,983	$—	$—	$6,904	$134,887
Maintenance revenue	84,709	—	—	—	84,709
Finance lease income	1,433	—	—	—	1,433
Other revenue	10,617	—	—	4,436	15,053
Total equipment leasing revenues	224,742	—	—	11,340	236,082
Infrastructure revenues
Lease income	—	775	—	—	775
Terminal services revenues	—	40,534	—	—	40,534
Crude marketing revenues	—	8,210	—	—	8,210
Other revenue	—	—	1,556	3,701	5,257
Total infrastructure revenues	—	49,519	1,556	3,701	54,776
Total revenues	$224,742	$49,519	$1,556	$15,041	$290,858

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$146,203	$—	$—	$5,756	$151,959
Maintenance revenue	82,572	—	—	—	82,572
Finance lease income	2,203	—	—	—	2,203
Other revenue	719	—	—	1,458	2,177
Total equipment leasing revenues	231,697	—	—	7,214	238,911
Infrastructure revenues
Lease income	—	1,756	869	—	2,625
Terminal services revenues	—	21,909	5,176	—	27,085
Crude marketing revenues	—	140,388	—	—	140,388
Other revenue	—	—	6,109	2,324	8,433
Total infrastructure revenues	—	164,053	12,154	2,324	178,531
Total revenues	$231,697	$164,053	$12,154	$9,538	$417,442

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of September 30, 2020:

	Operating Leases	Finance Leases
Remainder of 2020	$44,313	$637
2021	146,046	1,752
2022	96,718	897
2023	61,932	273
2024	37,687	—
Thereafter	21,718	—
Total	$408,414	$3,559

13. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately 1 to 42 years.
The following table presents lease related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$1,230	$1,618	$3,594	$4,817
Short-term lease expense	84	612	534	2,344
Variable lease expense	111	578	1,215	1,475
Sublease income	—	(279)	—	(833)
Lease expense from continuing operations	1,425	2,529	5,343	7,803

Finance lease expense	—	76	—	234
Operating lease expense	—	938	—	2,788
Lease expense from discontinued operations	—	1,014	—	3,022

Total lease expense	$1,425	$3,543	$5,343	$10,825

The following table presents information related to our operating leases as of and for the nine months ended September 30, 2020:

Right-of-use assets, net	$62,588
Lease liabilities	62,209

Weighted average remaining lease term	40.2 years
Weighted average incremental borrowing rate	6.2%

Cash paid for amounts included in the measurement of operating lease liabilities
Continuing operations	$3,594
Discontinued operations	$—

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents future minimum lease payments under non-cancellable operating leases as of September 30, 2020:

Remainder of 2020	$1,201
2021	4,759
2022	4,632
2023	4,585
2024	4,354
Thereafter	149,992
Total undiscounted lease payments	169,523
Less: Imputed interest	107,314
Total lease liabilities	$62,209
During the nine months ended September 30, 2020, we amended a lease agreement for real estate in connection with the Jefferson Refinancing. The amended lease had a ROU asset value of $59.8 million and a lease term of approximately 43 years at commencement.
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
As of September 30, 2020, the Incentive Plan provides for the issuance of up to 29.9 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2020	2019	2020	2019
Restricted Shares	$427	$273	$857	$819	$4,193	1.4
Common Units	194	132	466	347	1,134	1.1
Total - continuing operations	$621	$405	$1,323	$1,166	$5,327

Total - discontinued operations	$—	$271	$—	$438

During the nine months ended September 30, 2020, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 252,472 of its options to certain of the Manager’s employees.
Restricted Shares
During the nine months ended September 30, 2020, we issued 545,806 restricted shares of our subsidiary that had a grant date fair value of $4.0 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Common Units
During the nine months ended September 30, 2020, we issued 831,140 common units of our subsidiaries that had a grant date fair value of $0.9 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
15. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current:
Federal	$(35)	$16	$33	$86
State and local	79	87	330	195
Foreign	(27)	(17)	295	143
Total current provision	17	86	658	424
Deferred:
Federal	(656)	—	(1,534)	(1,760)
State and local	—	—	—	(639)
Foreign	(1,847)	786	(5,458)	786
Total deferred provision	(2,503)	786	(6,992)	(1,613)
(Benefit from) provision for income taxes:
Continuing operations	(2,486)	872	(6,334)	(1,189)
Discontinued operations	—	132	—	347
Total	$(2,486)	$1,004	$(6,334)	$(842)
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
As of and for the nine months ended September 30, 2020, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2016. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2020.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$4,591	$3,642	$14,113	$10,817
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	3,736	—	6,109
Total	$4,591	$7,378	$14,113	$16,926
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Classification in the Consolidated Statements of Operations:
General and administrative	$2,347	$4,397	$6,737	$9,959
Acquisition and transaction expenses	515	4,040	1,562	7,810
Total	$2,862	$8,437	$8,299	$17,769
________________________________________________________
(1) Due to the Aviation Restructuring (as defined in Note 17), during the three and nine months ended September 30, 2019, $1,742 and $4,971, respectively, was restated from the Corporate and Other segment to the Aviation Leasing segment, of which $749 and $2,043, respectively, was reclassified from General and administrative to Operating expenses and $993 and $2,928, respectively, remained in Acquisition and transaction expenses. See Note 17 for additional details.

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Accrued management fees	$1,480	$1,410
Other payables (1)	956	21,992
________________________________________________________
(1) Includes $21.2 million related to incentive fees, as of December 31, 2019, which we paid in 2020.
As of September 30, 2020 and December 31, 2019, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2020 and December 31, 2019 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2020 and December 31, 2019 was $21.2 million and $33.7 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-controlling interest share of net loss	$3,809	$5,030	$12,490	$12,885
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
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. Additionally, other investors in FYX are also affiliates of our Manager. See Note 7 for additional information related to FYX.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
During the three months ended September 30, 2020, we granted options to the Manager in connection with preferred shares sold under the ATM Program (as defined in Note 18). See Note 18 for additional information
17. SEGMENT INFORMATION
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
The following table presents our adjustments for the three months ended September 30, 2019.

	As Previously Reported		Adjustments		As Reported
	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other
Operating expenses	$2,473	$4,381	$749	$—	$3,222	$4,381
General and administrative	—	6,284	—	(749)	—	5,535
Acquisition and transaction expenses	65	5,278	993	(993)	1,058	4,285

The following table presents our adjustments for the nine months ended September 30, 2019.

	As Previously Reported		Adjustments		As Reported
	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other
Operating expenses	$11,272	$11,088	$2,043	$—	$13,315	$11,088
General and administrative	—	15,313	—	(2,043)	—	13,270
Acquisition and transaction expenses	78	9,047	2,928	(2,928)	3,006	6,119

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2020

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$66,491	$—	$—	$3,308	$69,799
Infrastructure revenues	—	11,697	1,242	971	13,910
Total revenues	66,491	11,697	1,242	4,279	83,709

Expenses
Operating expenses	4,515	9,661	2,704	6,248	23,128
General and administrative	—	—	—	4,241	4,241
Acquisition and transaction expenses	2,060	—	20	362	2,442
Management fees and incentive allocation to affiliate	—	—	—	4,591	4,591
Depreciation and amortization	33,014	7,250	368	1,994	42,626
Asset impairment	3,915	—	—	—	3,915
Interest expense	—	1,487	298	25,119	26,904
Total expenses	43,504	18,398	3,390	42,555	107,847

Other (expense) income
Equity in (losses) income of unconsolidated entities	(247)	—	(2,285)	31	(2,501)
Loss on sale of assets, net	(1,114)	—	—	—	(1,114)
Interest income	41	—	—	17	58
Total other (expense) income	(1,320)	—	(2,285)	48	(3,557)
Income (loss) from continuing operations before income taxes	21,667	(6,701)	(4,433)	(38,228)	(27,695)
(Benefit from) provision for income taxes	(1,873)	3	(656)	40	(2,486)
Net income (loss) from continuing operations	23,540	(6,704)	(3,777)	(38,268)	(25,209)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(3,809)	(67)	—	(3,876)
Dividends on preferred shares	—	—	—	4,625	4,625
Net income (loss) from continuing operations attributable to shareholders	$23,540	$(2,895)	$(3,710)	$(42,893)	$(25,958)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$70,562	$4,348	$(837)	$(15,437)	$58,636
Add: Non-controlling share of Adjusted EBITDA					1,955
Add: Equity in losses of unconsolidated entities					(2,501)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(120)
Less: Interest expense					(26,904)
Less: Depreciation and amortization expense					(52,532)
Less: Incentive allocations					—
Less: Asset impairment charges					(3,915)
Less: Changes in fair value of non-hedge derivative instruments					—
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(2,442)
Less: Equity-based compensation expense					(621)
Less: Benefit from income taxes					2,486
Net loss attributable to shareholders from continuing operations					$(25,958)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$1,781	$—	$—	$—	$1,781
Asia	28,522	—	—	3,308	31,830
Europe	29,011	—	—	—	29,011
North America	6,911	11,697	1,242	971	20,821
South America	266	—	—	—	266
Total	$66,491	$11,697	$1,242	$4,279	$83,709

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2020

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$224,742	$—	$—	$11,340	$236,082
Infrastructure revenues	—	49,519	1,556	3,701	54,776
Total revenues	224,742	49,519	1,556	15,041	290,858

Expenses
Operating expenses	13,163	43,894	6,579	17,508	81,144
General and administrative	—	—	—	13,292	13,292
Acquisition and transaction expenses	6,845	—	821	1,631	9,297
Management fees and incentive allocation to affiliate	—	—	—	14,113	14,113
Depreciation and amortization	97,848	21,636	1,122	5,937	126,543
Asset impairment	14,391	—	—	—	14,391
Interest expense	—	7,225	1,045	63,289	71,559
Total expenses	132,247	72,755	9,567	115,770	330,339

Other (expense) income
Equity in losses of unconsolidated entities	(1,432)	—	(3,961)	(52)	(5,445)
Loss on sale of assets, net	(2,158)	(7)	—	—	(2,165)
Loss on extinguishment of debt	—	(4,724)	—	—	(4,724)
Interest income	70	22	—	29	121
Other income	—	32	—	—	32
Total other expense	(3,520)	(4,677)	(3,961)	(23)	(12,181)
Income (loss) from continuing operations before income taxes	88,975	(27,913)	(11,972)	(100,752)	(51,662)
(Benefit from) provision for income taxes	(5,255)	212	(1,534)	243	(6,334)
Net income (loss) from continuing operations	94,230	(28,125)	(10,438)	(100,995)	(45,328)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(12,490)	(234)	—	(12,724)
Dividends on preferred shares	—	—	—	13,243	13,243
Net income (loss) from continuing operations attributable to shareholders	$94,230	$(15,635)	$(10,204)	$(114,238)	$(45,847)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$231,453	$11,885	$(3,038)	$(43,197)	$197,103
Add: Non-controlling share of Adjusted EBITDA					7,406
Add: Equity in losses of unconsolidated entities					(5,445)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					167
Less: Interest expense					(71,559)
Less: Depreciation and amortization expense					(149,937)
Less: Incentive allocations					—
Less: Asset impairment charges					(14,391)
Less: Changes in fair value of non-hedge derivative instruments					(181)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					(4,724)
Less: Acquisition and transaction expenses					(9,297)
Less: Equity-based compensation expense					(1,323)
Less: Benefit from income taxes					6,334
Net loss attributable to shareholders from continuing operations					$(45,847)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$10,254	$—	$—	$—	$10,254
Asia	86,799	—	—	11,340	98,139
Europe	99,870	—	—	—	99,870
North America	24,980	49,519	1,556	3,701	79,756
South America	2,839	—	—	—	2,839
Total	$224,742	$49,519	$1,556	$15,041	$290,858

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2019

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$86,305	$—	$—	$954	$87,259
Infrastructure revenues	—	60,537	4,174	730	65,441
Total revenues	86,305	60,537	4,174	1,684	152,700

Expenses
Operating expenses	3,222	69,712	5,404	4,381	82,719
General and administrative	—	—	—	5,535	5,535
Acquisition and transaction expenses	1,058	—	—	4,285	5,343
Management fees and incentive allocation to affiliate	—	—	—	7,378	7,378
Depreciation and amortization	33,911	5,717	1,687	1,950	43,265
Interest expense	—	3,927	469	20,794	25,190
Total expenses	38,191	79,356	7,560	44,323	169,430

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(885)	(162)	—	73	(974)
Gain on sale of assets, net	37,060	—	—	—	37,060
Interest income	31	26	47	17	121
Other income (expense)	—	772	(644)	1,003	1,131
Total other income (expense)	36,206	636	(597)	1,093	37,338
Income (loss) from continuing operations before income taxes	84,320	(18,183)	(3,983)	(41,546)	20,608
Provision for income taxes	816	56	—	—	872
Net income (loss) from continuing operations	83,504	(18,239)	(3,983)	(41,546)	19,736
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(5,031)	(80)	—	(5,111)
Net income (loss) from continuing operations attributable to shareholders	$83,504	$(13,208)	$(3,903)	$(41,546)	$24,847

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$126,009	$(2,112)	$(927)	$(10,967)	$112,003
Add: Non-controlling share of Adjusted EBITDA					2,928
Add: Equity in losses of unconsolidated entities					(974)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					801
Less: Interest expense					(25,190)
Less: Depreciation and amortization expense					(49,985)
Less: Incentive allocations					(3,736)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					(4,380)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(5,343)
Less: Equity-based compensation expense					(405)
Less: Benefit from income taxes					(872)
Net income attributable to shareholders from continuing operations					$24,847
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$4,470	$—	$—	$—	$4,470
Asia	28,777	—	—	954	29,731
Europe	43,217	—	—	—	43,217
North America	8,278	60,537	4,174	730	73,719
South America	1,563	—	—	—	1,563
Total	$86,305	$60,537	$4,174	$1,684	$152,700

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2019

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$231,697	$—	$—	$7,214	$238,911
Infrastructure revenues	—	164,053	12,154	2,324	178,531
Total revenues	231,697	164,053	12,154	9,538	417,442

Expenses
Operating expenses	13,315	183,346	15,063	11,088	222,812
General and administrative	—	—	—	13,270	13,270
Acquisition and transaction expenses	3,006	—	—	6,119	9,125
Management fees and incentive allocation to affiliate	—	—	—	16,926	16,926
Depreciation and amortization	97,183	16,392	5,240	5,365	124,180
Interest expense	—	12,375	1,113	57,830	71,318
Total expenses	113,504	212,113	21,416	110,598	457,631

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(1,328)	(290)	—	91	(1,527)
Gain on sale of assets, net	61,388	12	—	—	61,400
Interest income	85	97	241	29	452
Other income	—	589	1,873	1,003	3,465
Total other income	60,145	408	2,114	1,123	63,790
Income (loss) from continuing operations before income taxes	178,338	(47,652)	(7,148)	(99,937)	23,601
(Benefit from) provision for income taxes	(1,373)	180	—	4	(1,189)
Net income (loss) from continuing operations	179,711	(47,832)	(7,148)	(99,941)	24,790
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(12,885)	(166)	—	(13,051)
Net income (loss) from continuing operations attributable to shareholders	$179,711	$(34,947)	$(6,982)	$(99,941)	$37,841

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$302,535	$(5,965)	$(2,242)	$(24,874)	$269,454
Add: Non-controlling share of Adjusted EBITDA					7,866
Add: Equity in losses of unconsolidated entities					(1,527)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					895
Less: Interest expense					(71,318)
Less: Depreciation and amortization expense					(148,188)
Less: Incentive allocations					(6,109)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					(4,130)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(9,125)
Less: Equity-based compensation expense					(1,166)
Less: Benefit from income taxes					1,189
Net income attributable to shareholders from continuing operations					$37,841
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$10,155	$—	$—	$—	$10,155
Asia	76,301	—	—	7,214	83,515
Europe	110,515	—	—	—	110,515
North America	28,708	164,053	12,154	2,324	207,239
South America	6,018	—	—	—	6,018
Total	$231,697	$164,053	$12,154	$9,538	$417,442

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet and Location of Long-Lived Assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,718,772	$949,031	$408,046	$299,481	$3,375,330

Debt, net	—	253,130	25,000	1,523,443	1,801,573

Total liabilities	232,928	360,471	44,949	1,536,135	2,174,483

Non-controlling interests in equity of consolidated subsidiaries	—	23,970	975	524	25,469

Total equity	1,485,844	588,560	363,097	(1,236,654)	1,200,847

Total liabilities and equity	$1,718,772	$949,031	$408,046	$299,481	$3,375,330

	September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$13,466	$—	$—	$—	$13,466
Asia	484,148	—	—	49,971	534,119
Europe	777,282	—	—	—	777,282
North America	239,426	666,939	264,986	119,318	1,290,669
South America	5,834	—	—	—	5,834
Total	$1,520,156	$666,939	$264,986	$169,289	$2,621,370

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Net (loss) income from continuing operations	$(25,209)	$19,736	$(45,328)	$24,790
Net income from discontinued operations, net of income taxes	—	940	1,331	1,883
Net (loss) income	(25,209)	20,676	(43,997)	26,673
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(3,876)	(5,111)	(12,724)	(13,051)
Discontinued operations	—	116	—	101
Dividends on preferred shares	4,625	—	13,243	—
Net (loss) income attributable to shareholders	$(25,958)	$25,671	$(44,516)	$39,623
Weighted Average Common Shares Outstanding - Basic (1)	86,022,302	85,996,067	86,013,485	85,990,131
Weighted Average Common Shares Outstanding - Diluted (1)	86,022,302	86,005,604	86,013,485	86,013,539
Basic
Continuing operations	$(0.30)	$0.29	$(0.53)	$0.44
Discontinued operations	$—	$0.01	$0.02	$0.02
Diluted
Continuing operations	$(0.30)	$0.29	$(0.53)	$0.44
Discontinued operations	$—	$0.01	$0.02	$0.02
________________________________________________________
(1) The three and nine months ended September 30, 2020 and 2019 includes participating securities which can be converted into a fixed amount of our shares.
For the three months ended September 30, 2020 and 2019, 228,934 and 165,232 shares, respectively, and for the nine months ended September 30, 2020 and 2019, 401,604 and 140,313 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the nine months ended September 30, 2020, we issued 24,683 common shares to certain directors as compensation.
During the nine months ended September 30, 2020, certain holders of Class B Units (see Note 16) converted 911,448 Class B Units in exchange for 675,015 common shares.
At the Market Program
On June 30, 2020, we entered into an At Market Issuance Sales Agreement with a third party to sell shares of our Series A Preferred Shares and Series B Preferred Shares (collectively, the “ATM Shares”), having an aggregate offering price of up to $100 million, from time to time, through an “at-the market” equity offering program (the “ATM Program”).
During the three months ended September 30, 2020, we sold 1,070,000 ATM Shares at a weighted average price of $19.54 per share for net proceeds of $20.6 million. In connection with the shares sold under the ATM Program, we granted options to the Manager relating to 129,988 common shares, which had a grant date fair value of $0.7 million.
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
20. SUBSEQUENT EVENTS
On October 29, 2020, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended September 30, 2020, payable on November 30, 2020 to the holders of record on November 16, 2020.
Additionally, on October 29, 2020, our Board of Directors also declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 per share and $0.50 per share, respectively, payable on December 15, 2020 to the holders of record on December 1, 2020.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of September 30, 2020, we had total consolidated assets of $3.4 billion and total equity of $1.2 billion.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. While the outbreak did not have a material impact on operating results on our Aviation Leasing business during the nine months ended September 30, 2020, and we have not yet seen a meaningful decline in the timing of lease payments, a number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of September 30, 2020. However, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $190.5 million as of September 30, 2020. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Item IA. Risk Factors—The current outbreak of the novel coronavirus (COVID-19) has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.
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
Aviation Leasing Organizational Restructuring
In early 2020, we completed an organizational restructuring of the Aviation Leasing segment (“Aviation Restructuring”). Previously, Aviation Leasing’s employees were employed by the Manager and compensation and related costs associated with these employees were reimbursed to the Manager, per the Management Agreement. These costs were reported within Corporate and Other.
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

Comparison of the three and nine months ended September 30, 2020 and 2019
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues
Equipment leasing revenues
Lease income	$40,440	$50,835	$(10,395)	$134,887	$151,959	$(17,072)
Maintenance revenue	25,609	35,426	(9,817)	84,709	82,572	2,137
Finance lease income	591	496	95	1,433	2,203	(770)
Other revenue	3,159	502	2,657	15,053	2,177	12,876
Total equipment leasing revenues	69,799	87,259	(17,460)	236,082	238,911	(2,829)
Infrastructure revenues
Lease income	368	876	(508)	775	2,625	(1,850)
Terminal services revenues	11,329	11,835	(506)	40,534	27,085	13,449
Crude marketing revenues	—	50,405	(50,405)	8,210	140,388	(132,178)
Other revenue	2,213	2,325	(112)	5,257	8,433	(3,176)
Total infrastructure revenues	13,910	65,441	(51,531)	54,776	178,531	(123,755)
Total revenues	83,709	152,700	(68,991)	290,858	417,442	(126,584)

Expenses
Operating expenses	23,128	82,719	(59,591)	81,144	222,812	(141,668)
General and administrative	4,241	5,535	(1,294)	13,292	13,270	22
Acquisition and transaction expenses	2,442	5,343	(2,901)	9,297	9,125	172
Management fees and incentive allocation to affiliate	4,591	7,378	(2,787)	14,113	16,926	(2,813)
Depreciation and amortization	42,626	43,265	(639)	126,543	124,180	2,363
Asset impairment	3,915	—	3,915	14,391	—	14,391
Interest expense	26,904	25,190	1,714	71,559	71,318	241
Total expenses	107,847	169,430	(61,583)	330,339	457,631	(127,292)

Other (expense) income
Equity in losses of unconsolidated entities	(2,501)	(974)	(1,527)	(5,445)	(1,527)	(3,918)
(Loss) gain on sale of assets, net	(1,114)	37,060	(38,174)	(2,165)	61,400	(63,565)
Loss on extinguishment of debt	—	—	—	(4,724)	—	(4,724)
Interest income	58	121	(63)	121	452	(331)
Other income	—	1,131	(1,131)	32	3,465	(3,433)
Total other (expense) income	(3,557)	37,338	(40,895)	(12,181)	63,790	(75,971)
(Loss) income from continuing operations before income taxes	(27,695)	20,608	(48,303)	(51,662)	23,601	(75,263)
(Benefit from) provision for income taxes	(2,486)	872	(3,358)	(6,334)	(1,189)	(5,145)
Net (loss) income from continued operations	(25,209)	19,736	(44,945)	(45,328)	24,790	(70,118)
Net income from discontinued operations, net of income taxes	—	940	(940)	1,331	1,883	(552)
Net (loss) income	(25,209)	20,676	(45,885)	(43,997)	26,673	(70,670)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(3,876)	(5,111)	1,235	(12,724)	(13,051)	327
Discontinued operations	—	116	(116)	—	101	(101)
Dividends on preferred shares	4,625	—	4,625	13,243	—	13,243
Net (loss) income attributable to shareholders	$(25,958)	$25,671	$(51,629)	$(44,516)	$39,623	$(84,139)

The following table sets forth a reconciliation of net (loss) income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Net (loss) income attributable to shareholders from continuing operations	$(25,958)	$24,847	$(50,805)	$(45,847)	$37,841	$(83,688)
Add: (Benefit from) provision for income taxes	(2,486)	872	(3,358)	(6,334)	(1,189)	(5,145)
Add: Equity-based compensation expense	621	405	216	1,323	1,166	157
Add: Acquisition and transaction expenses	2,442	5,343	(2,901)	9,297	9,125	172
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	4,724	—	4,724
Add: Changes in fair value of non-hedge derivative instruments	—	4,380	(4,380)	181	4,130	(3,949)
Add: Asset impairment charges	3,915	—	3,915	14,391	—	14,391
Add: Incentive allocations	—	3,736	(3,736)	—	6,109	(6,109)
Add: Depreciation and amortization expense (1)	52,532	49,985	2,547	149,937	148,188	1,749
Add: Interest expense	26,904	25,190	1,714	71,559	71,318	241
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	120	(801)	921	(167)	(895)	728
Less: Equity in losses of unconsolidated entities	2,501	974	1,527	5,445	1,527	3,918
Less: Non-controlling share of Adjusted EBITDA (3)	(1,955)	(2,928)	973	(7,406)	(7,866)	460
Adjusted EBITDA (non-GAAP)	$58,636	$112,003	$(53,367)	$197,103	$269,454	$(72,351)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2020 and 2019: (i) depreciation and amortization expense of $42,626 and $43,265, (ii) lease intangible amortization of $953 and $1,072 and (iii) amortization for lease incentives of $8,953 and $5,648, respectively. Includes the following items for the nine months ended September 30, 2020 and 2019: (i) depreciation and amortization expense of $126,543 and $124,180, (ii) lease intangible amortization of $3,016 and $5,736 and (iii) amortization for lease incentives of $20,378 and $18,272, respectively.
(2) Includes the following items for the three months ended September 30, 2020 and 2019: (i) net loss of $(2,590) and $(1,096), (ii) interest expense of $367 and $30, (iii) depreciation and amortization expense of $1,389 and $265, (iv) acquisition and transaction expenses of $(79) and $0 and (v) changes in fair value of non-hedge derivatives of $1,033 and $0, respectively. Includes the following items for the nine months ended September 30, 2020 and 2019: (i) net loss of $(5,593) and $(1,793), (ii) interest expense of $848 and $101, (iii) depreciation and amortization expense of $3,797 and $797, (iv) acquisition and transaction expenses of $533 and $0 and (v) changes in fair value of non-hedge derivatives of $248 and $0, respectively.
(3) Includes the following items for the three months ended September 30, 2020 and 2019: (i) equity-based compensation of $97 and $57, (ii) provision for income taxes of $1 and $12, (iii) interest expense of $322 and $813, (iv) depreciation and amortization expense of $1,535 and $1,261 and (v) changes in fair value of non-hedge derivative instruments of $0 and $785, respectively. Includes the following items for the nine months ended September 30, 2020 and 2019: (i) equity based compensation of $196 and $176, (ii) provision for income taxes of $44 and $38, (iii) interest expense of $1,553 and $2,758, (iv) depreciation and amortization expense of $4,583 and $3,633, (v) changes in fair value of non-hedge derivative instruments of $38 and $1,261 and (vi) loss on extinguishment of debt of $992 and $0, respectively.
Revenues
Comparison of the three months ended September 30, 2020 and 2019
Total revenues decreased $69.0 million primarily due to lower revenues of $48.8 million in the Jefferson Terminal segment and $19.8 million in the Aviation Leasing segment.
Equipment Leasing
Lease income decreased $10.4 million primarily due to an increase in aircraft redelivered and a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
Maintenance revenue decreased $9.8 million primarily due to lower aircraft and engine utilization as a result of the COVID-19 pandemic, partially offset by the recognition of maintenance deposits due to the early redelivery of four aircraft.
Other revenue increased $2.7 million, which primarily reflects (i) an increase of $1.5 million in the Aviation Leasing segment due to an increase in end-of-lease redelivery compensation and (ii) an increase of $1.1 million in the offshore energy business related to victualling income as one of our vessels was on-hire in 2020 while it was off-hire in 2019.

Infrastructure
Crude marketing revenue decreased $50.4 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019.
Comparison of the nine months ended September 30, 2020 and 2019
Total revenues decreased $126.6 million due to lower revenues of $114.5 million in the Jefferson Terminal segment, $10.6 million in the Ports and Terminals segment and $7.0 million in the Aviation Leasing segment, partially offset by higher revenues of $5.5 million in Corporate and Other.
Equipment Leasing
Lease income decreased $17.1 million primarily due to an increase in aircraft redelivered and the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
Other revenue increased $12.9 million, which primarily reflects (i) an increase of $9.9 million in the Aviation Leasing segment due to an increase in end-of-lease redelivery compensation and settlement of an engine loss and (ii) an increase of $3.0 million in the offshore energy business related to victualling income as our vessels were on-hire longer in 2020 compared to 2019.
Maintenance revenue increased $2.1 million primarily due to the recognition of maintenance deposits due to the early redelivery of eleven aircraft, partially offset by lower aircraft and engine utilization as a result of the COVID-19 pandemic.
Infrastructure
Crude marketing revenue decreased $132.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019. Revenues in 2020 include contracts executed in 2019 but delivered in 2020.
Other revenue decreased $3.2 million, which primarily reflects (i) a decrease of $4.2 million at Long Ridge due to Long Ridge being accounted for as an equity method investment starting in the fourth quarter of 2019 (the “Long Ridge Transaction”), partially offset by (ii) an increase of $1.4 million in our railcar cleaning business due to higher volumes.
Terminal services revenue increased $13.4 million which primarily reflects (i) an increase of $18.6 million due to increased activity and storage capacity at Jefferson Terminal, partially offset by (ii) a decrease of $5.2 million due to the Long Ridge Transaction.
Expenses
Comparison of the three months ended September 30, 2020 and 2019
Total expenses decreased $61.6 million, primarily due to lower (i) operating expenses, (ii) acquisition and transaction expense, (iii) management fees and incentive allocation to affiliate and (iv) general and administrative expense, partially offset by higher (v) asset impairment and (vi) interest expense.
Operating expenses decreased $59.6 million, primarily due to a decrease in cost of sales of $55.6 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019.
Acquisition and transaction expense decreased $2.9 million which primarily reflects a lower reimbursement to the Manager of $2.5 million due to fewer acquisitions in 2020 compared to 2019.
Management fees and incentive allocation to affiliate decreased $2.8 million, which reflects (i) lower incentive fees of $3.7 million due to the decrease in gains on sale of assets, net, partially offset by (ii) an increase of $0.9 million in the base management fee as our average total equity is higher in 2020 compared to 2019.
General and administrative expenses decreased $1.3 million primarily due to a lower reimbursement to the Manager.
Asset impairment increased $3.9 million due to an impairment charge in 2020 in the Aviation Leasing segment.
Interest expense increased $1.7 million, primarily due to:
•an increase of $4.3 million in Corporate and Other which primarily reflects (i) an increase in our average outstanding debt due to the issuance of the 2027 Notes, partially offset by (ii) a decrease in interest expense related to the FTAI Pride Credit Agreement, which was repaid in full in March 2020; and
•a decrease of $2.4 million at Jefferson Terminal due to the Jefferson Refinancing.
Comparison of the nine months ended September 30, 2020 and 2019
Total expenses decreased $127.3 million, primarily due to lower (i) operating expenses and (ii) management fees and incentive allocation to affiliate, partially offset by (iii) an asset impairment charge.
Operating expenses decreased $141.7 million, primarily due to decreases in:
•cost of sales of $137.5 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019; and
•facility operations of $4.1 million primarily due to the Long Ridge Transaction.

Management fees and incentive allocation to affiliate decreased $2.8 million, which reflects (i) lower incentive fees of $6.1 million due to the decrease in gains on sale of assets, net, partially offset by (ii) an increase of $3.3 million in the base management fee as our average total equity is higher in 2020 compared to 2019.
The above decreases were partially offset by an asset impairment charge of $14.4 million in 2020 in the Aviation Leasing segment.
Other (expense) income
Total other expense increased $40.9 million during the three months ended September 30, 2020, which primarily reflects (i) a decrease of $38.2 million in gain on sale of assets, net as we had more asset sales in 2019 compared to 2020 and (ii) an increase of $1.5 million in equity in losses of unconsolidated entities.
Total other expense increased $76.0 million during the nine months ended September 30, 2020, which primarily reflects (i) a decrease of $63.6 million in gain on sale of assets, net as we had more asset sales in 2019 compared to 2020, (ii) a loss on extinguishment of debt of $4.7 million due to the Jefferson Refinancing, (iii) an increase of $3.9 million in equity in losses of unconsolidated entities and (iv) a decrease in other income of $3.4 million primarily due to the Long Ridge Transaction.
Net (loss) income from continuing operations
Net income from continuing operations decreased $44.9 million and $70.1 million during the three and nine months ended September 30, 2020, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $53.4 million and $72.4 million during the three and nine months ended September 30, 2020, respectively, primarily due to the changes noted above.
Aviation Leasing Segment
As of September 30, 2020, in our Aviation Leasing segment, we own and manage 272 aviation assets, consisting of 79 commercial aircraft and 193 engines.
As of September 30, 2020, 70 of our commercial aircraft and 110 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 71% utilized during the three months ended September 30, 2020, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 35 months, and our engines currently on-lease have an average remaining lease term of 22 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2020	14	60	74
Purchases	1	18	19
Sales	—	—	—
Transfers	—	(14)	(14)
Assets at September 30, 2020	15	64	79

Engines
Assets at January 1, 2020	92	72	164
Purchases	19	3	22
Sales	(17)	(3)	(20)
Transfers	(1)	28	27
Assets at September 30, 2020	93	100	193

The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues
Equipment leasing revenues
Lease income	$38,537	$50,169	$(11,632)	$127,983	$146,203	$(18,220)
Maintenance revenue	25,609	35,426	(9,817)	84,709	82,572	2,137
Finance lease income	591	496	95	1,433	2,203	(770)
Other revenue	1,754	214	1,540	10,617	719	9,898
Total revenues	66,491	86,305	(19,814)	224,742	231,697	(6,955)

Expenses
Operating expenses	4,515	3,222	1,293	13,163	13,315	(152)
Acquisition and transaction expenses	2,060	1,058	1,002	6,845	3,006	3,839
Depreciation and amortization	33,014	33,911	(897)	97,848	97,183	665
Asset impairment	3,915	—	3,915	14,391	—	14,391
Total expenses	43,504	38,191	5,313	132,247	113,504	18,743

Other income (expense)
Equity in losses of unconsolidated entities	(247)	(885)	638	(1,432)	(1,328)	(104)
(Loss) gain on sale of assets, net	(1,114)	37,060	(38,174)	(2,158)	61,388	(63,546)
Interest income	41	31	10	70	85	(15)
Total other (expense) income	(1,320)	36,206	(37,526)	(3,520)	60,145	(63,665)
Income before income taxes	21,667	84,320	(62,653)	88,975	178,338	(89,363)
(Benefit from) provision for income taxes	(1,873)	816	(2,689)	(5,255)	(1,373)	(3,882)
Net income	23,540	83,504	(59,964)	94,230	179,711	(85,481)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders	$23,540	$83,504	$(59,964)	$94,230	$179,711	$(85,481)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Net income attributable to shareholders	$23,540	$83,504	$(59,964)	$94,230	$179,711	$(85,481)
Add: (Benefit from) provision for income taxes	(1,873)	816	(2,689)	(5,255)	(1,373)	(3,882)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	2,060	1,058	1,002	6,845	3,006	3,839
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	3,915	—	3,915	14,391	—	14,391
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	42,920	40,631	2,289	121,242	121,191	51
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(247)	(885)	638	(1,432)	(1,328)	(104)
Less: Equity in losses of unconsolidated entities	247	885	(638)	1,432	1,328	104
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$70,562	$126,009	$(55,447)	$231,453	$302,535	$(71,082)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2020 and 2019: (i) depreciation expense of $33,014 and $33,911, (ii) lease intangible amortization of $953 and $1,072 and (iii) amortization for lease incentives of $8,953 and $5,648, respectively. Includes the following items for the nine months ended September 30, 2020 and 2019: (i) depreciation expense of $97,848 and $97,183, (ii) lease intangible amortization of $3,016 and $5,736 and (iii) amortization for lease incentives of $20,378 and $18,272, respectively.
(2) Includes Aviation Leasing’s proportionate share of the unconsolidated entities’ net income adjusted for the excluded and included items detailed in the table above, for which there were no adjustments.
Revenues
Comparison of the three months ended September 30, 2020 and 2019
Total revenue decreased $19.8 million driven by lower lease income and maintenance revenue.
•Lease income decreased $11.6 million primarily due to an increase in aircraft redelivered and a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
•Maintenance revenue decreased $9.8 million primarily due to lower aircraft and engine utilization as a result of the COVID-19 pandemic, partially offset the recognition of maintenance deposits due to the early redelivery of four aircraft.
•Other revenue increased $1.5 million primarily due to the increase in end-of-lease redelivery compensation.
Comparison of the nine months ended September 30, 2020 and 2019
Total revenue decreased $7.0 million driven by lower lease income.
•Lease income decreased $18.2 million primarily due to an increase in aircraft redelivered and the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
•Maintenance revenue increased $2.1 million primarily due to the recognition of maintenance deposits due to the early redelivery of eleven aircraft, partially offset by lower aircraft and engine utilization as a result of the COVID-19 pandemic.
•Other revenue increased $9.9 million primarily due to the increase in end-of-lease redelivery compensation and settlement of an engine loss.
Expenses
Comparison of the three months ended September 30, 2020 and 2019
Total expenses increased $5.3 million primarily due to an increase in asset impairment, acquisition and transaction expenses and operating expenses partially offset by a decrease in depreciation and amortization expense.

•Asset impairment increased $3.9 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation.
•Acquisition and transaction expense increased $1.0 million driven by additional compensation and related costs associated with the acquisition of aviation leasing equipment.
•Depreciation and amortization expense decreased $0.9 million driven by a decrease in the number of engines on lease and an increase in the number of aircraft redelivered and parted out into our engine leasing pool, partially offset by additional aircraft owned and on lease.
•Operating expenses increased $1.3 million primarily as a result of an increase in professional fees, shipping and storage fees, partially offset by a decrease in other operating expenses.
Comparison of the nine months ended September 30, 2020 and 2019
Total expenses increased $18.7 million primarily due to an increase in asset impairment, depreciation and amortization expense and acquisition and transaction expenses, partially offset by a decrease in operating expenses.
•Asset impairment increased $14.4 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation.
•Acquisition and transaction expense increased $3.8 million driven by additional compensation and related costs associated with the acquisition of aviation leasing equipment.
•Depreciation and amortization expense increased $0.7 million driven by additional aircraft owned and on lease, partially offset by a decrease in the number of engines on lease and additional aircraft redelivered and parted out into our engine leasing pool.
•Operating expenses decreased $0.2 million primarily as a result of a decrease in bad debt expense and repairs and maintenance expenses, partially offset by an increase in professional fees, compensation and benefit and other operating expenses.
Other (expense) income
Total other income decreased $37.5 million during the three months ended September 30, 2020, primarily due to a decrease of $38.2 million in gain on the sale of leasing equipment in 2020, partially offset by a decrease of $0.6 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Total other income decreased $63.7 million during the nine months ended September 30, 2020, primarily due to a decrease of $63.5 million in gain on the sale of leasing equipment in 2020 and an increase of $0.1 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $55.4 million and $71.1 million during the three and nine months ended September 30, 2020, respectively, primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Infrastructure revenues
Lease income	$368	$627	$(259)	$775	$1,756	$(981)
Terminal services revenues	11,329	9,505	1,824	40,534	21,909	18,625
Crude marketing revenues	—	50,405	(50,405)	8,210	140,388	(132,178)
Total revenues	11,697	60,537	(48,840)	49,519	164,053	(114,534)

Expenses
Operating expenses	9,661	69,712	(60,051)	43,894	183,346	(139,452)
Depreciation and amortization	7,250	5,717	1,533	21,636	16,392	5,244
Interest expense	1,487	3,927	(2,440)	7,225	12,375	(5,150)
Total expenses	18,398	79,356	(60,958)	72,755	212,113	(139,358)

Other (expense) income
Equity in losses of unconsolidated entities	—	(162)	162	—	(290)	290
(Loss) gain on sale of assets, net	—	—	—	(7)	12	(19)
Loss on extinguishment of debt	—	—	—	(4,724)	—	(4,724)
Interest income	—	26	(26)	22	97	(75)
Other income	—	772	(772)	32	589	(557)
Total other income (expense)	—	636	(636)	(4,677)	408	(5,085)
Loss before income taxes	(6,701)	(18,183)	11,482	(27,913)	(47,652)	19,739
Provision for income taxes	3	56	(53)	212	180	32
Net loss	(6,704)	(18,239)	11,535	(28,125)	(47,832)	19,707
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(3,809)	(5,031)	1,222	(12,490)	(12,885)	395
Net loss attributable to shareholders	$(2,895)	$(13,208)	$10,313	$(15,635)	$(34,947)	$19,312

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Net loss attributable to shareholders	$(2,895)	$(13,208)	$10,313	$(15,635)	$(34,947)	$19,312
Add: Provision for income taxes	3	56	(53)	212	180	32
Add: Equity-based compensation expense	428	273	155	857	819	38
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	4,724	—	4,724
Add: Changes in fair value of non-hedge derivative instruments	—	3,736	(3,736)	181	6,003	(5,822)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	7,250	5,717	1,533	21,636	16,392	5,244
Add: Interest expense	1,487	3,927	(2,440)	7,225	12,375	(5,150)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	103	(103)	—	434	(434)
Less: Equity in (earnings) losses of unconsolidated entities	—	162	(162)	—	290	(290)
Less: Non-controlling share of Adjusted EBITDA (2)	(1,925)	(2,878)	953	(7,315)	(7,511)	196
Adjusted EBITDA (non-GAAP)	$4,348	$(2,112)	$6,460	$11,885	$(5,965)	$17,850
________________________________________________________
(1) Includes the following items for the three and nine months ended September 30, 2019: (i) net loss of $(162) and $(363) and (ii) depreciation and amortization expense of $265 and $797, respectively.
(2) Includes the following items for the three months ended September 30, 2020 and 2019: (i) equity-based compensation of $90 and $57, (ii) provision for income taxes of $1 and $12, (iii) interest expense of $312 and $825, (iv) changes in fair value of non-hedge derivative instruments of $0 and $785 and (v) depreciation and amortization expense of $1,522 and $1,199, respectively. Includes the following items for the nine months ended September 30, 2020 and 2019: (i) equity-based compensation of $180 and $172, (ii) provision for income taxes of $44 and $38, (iii) interest expense of $1,517 and $2,599, (iv) changes in fair value of non-hedge derivative instruments of $38 and $1,261, (v) depreciation and amortization expense of $4,544 and $3,441 and (vi) loss on extinguishment of debt of $992 and $0, respectively.
Revenues
Total revenues decreased $48.8 million during the three months ended September 30, 2020, primarily due to (i) a decrease in crude marketing revenue of $50.4 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) an increase in terminal services of $1.8 million due to increased activity and storage capacity.
Total revenues decreased $114.5 million during the nine months ended September 30, 2020, primarily due to (i) a decrease in crude marketing revenue of $132.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) an increase in terminal services of $18.6 million due to increased activity and storage capacity.
Expenses
Total expenses decreased $61.0 million during the three months ended September 30, 2020, which reflects (i) a decrease in operating expenses of $60.1 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, (ii) a decrease in interest expense of $2.4 million due to the Jefferson Refinancing, partially offset by (iii) an increase in depreciation and amortization of $1.5 million due to additional assets being placed into service.
Total expenses decreased $139.4 million during the nine months ended September 30, 2020, which reflects (i) a decrease in operating expenses of $139.5 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, (ii) a decrease in interest expense of $5.2 million due to the Jefferson Refinancing, partially offset by (iii) an increase in depreciation and amortization of $5.2 million due to additional assets being placed into service.
Other (expense) income
Total other expense increased $5.1 million during the nine months ended September 30, 2020, which primarily reflects a loss on extinguishment of debt of $4.7 million due to the Jefferson Refinancing.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $6.5 million and $17.9 million during the three and nine months ended September 30, 2020, respectively, primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Infrastructure revenues
Lease income	$—	$249	$(249)	$—	$869	$(869)
Terminal services revenues	—	2,330	(2,330)	—	5,176	(5,176)
Other revenue	1,242	1,595	(353)	1,556	6,109	(4,553)
Total revenues	1,242	4,174	(2,932)	1,556	12,154	(10,598)

Expenses
Operating expenses	2,704	5,404	(2,700)	6,579	15,063	(8,484)
Acquisition and transaction expenses	20	—	20	821	—	821
Depreciation and amortization	368	1,687	(1,319)	1,122	5,240	(4,118)
Interest expense	298	469	(171)	1,045	1,113	(68)
Total expenses	3,390	7,560	(4,170)	9,567	21,416	(11,849)

Other (expense) income
Equity in losses of unconsolidated entities	(2,285)	—	(2,285)	(3,961)	—	(3,961)
Interest income	—	47	(47)	—	241	(241)
Other (expense) income	—	(644)	644	—	1,873	(1,873)
Total other (expense) income	(2,285)	(597)	(1,688)	(3,961)	2,114	(6,075)
Loss before income taxes	(4,433)	(3,983)	(450)	(11,972)	(7,148)	(4,824)
Benefit from income taxes	(656)	—	(656)	(1,534)	—	(1,534)
Net loss	(3,777)	(3,983)	206	(10,438)	(7,148)	(3,290)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(67)	(80)	13	(234)	(166)	(68)
Net loss attributable to shareholders	$(3,710)	$(3,903)	$193	$(10,204)	$(6,982)	$(3,222)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Net loss attributable to shareholders	$(3,710)	$(3,903)	$193	$(10,204)	$(6,982)	$(3,222)
Add: Benefit from income taxes	(656)	—	(656)	(1,534)	—	(1,534)
Add: Equity-based compensation expense	193	132	61	466	347	119
Add: Acquisition and transaction expenses	20	—	20	821	—	821
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	644	(644)	—	(1,873)	1,873
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	368	1,687	(1,319)	1,122	5,240	(4,118)
Add: Interest expense	298	469	(171)	1,045	1,113	(68)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	395	—	395	1,376	—	1,376
Less: Equity in losses of unconsolidated entities	2,285	—	2,285	3,961	—	3,961
Less: Non-controlling share of Adjusted EBITDA (2)	(30)	44	(74)	(91)	(87)	(4)
Adjusted EBITDA (non-GAAP)	$(837)	$(927)	$90	$(3,038)	$(2,242)	$(796)
________________________________________________________
(1) Includes the following items for the three and nine months ended September 30, 2020: (i) net loss of $(2,285) and $(3,961), (ii) interest expense of $337 and $759, (iii) depreciation and amortization expense of $1,389 and $3,797, (iv) acquisition and transaction expenses of $(79) and $533 and (v) changes in fair value of non-hedge derivative instruments of $1,033 and $248, respectively.
(2) Includes the following items for the three months ended September 30, 2020 and 2019: (i) equity-based compensation of $7 and $0, (ii) interest expense of $10 and $(41) and (iii) depreciation and amortization expense of $13 and $(3), respectively. Includes the following items for the nine months ended September 30, 2020 and 2019: (i) equity-based compensation of $16 and $4, (ii) interest expense of $36 and $71 and (iii) depreciation and amortization expense of $39 and $12, respectively.
Revenues
Total revenue decreased $2.9 million during the three months ended September 30, 2020, primarily due to the Long Ridge Transaction.
Total revenue decreased $10.6 million during the nine months ended September 30, 2020, primarily due to (i) the Long Ridge Transaction and (ii) a decrease of $0.4 million in butane sales at Repauno.
Expenses
Total expenses decreased $4.2 million during the three months ended September 30, 2020, which primarily reflects lower operating expenses of $2.7 million and depreciation and amortization of $1.3 million, primarily due to the Long Ridge Transaction.
Total expenses decreased $11.8 million during the nine months ended September 30, 2020, which primarily reflects lower operating expenses of $8.5 million and depreciation and amortization of $4.1 million, primarily due to the Long Ridge Transaction. This was offset by an increase in acquisition and transaction expenses relating to the Long Ridge joint venture of $0.8 million.
Other (expense) income
Total other income decreased $1.7 million during the three months ended September 30, 2020, primarily due to equity in losses of $2.3 million from Long Ridge and $0.6 million in unrealized losses on power swap derivatives in 2019, which was deconsolidated with the Long Ridge Transaction in 2020.
Total other income decreased $6.1 million during the nine months ended September 30, 2020, respectively, primarily due to equity in losses of $3.9 million from Long Ridge and $1.9 million in unrealized gains on power swap derivatives in 2019, which was deconsolidated with the Long Ridge Transaction in 2020.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.1 million and decreased $0.8 million during the three and nine months ended September 30, 2020, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues
Equipment leasing revenues
Lease income	$1,903	$666	$1,237	$6,904	$5,756	$1,148
Other revenue	1,405	288	1,117	4,436	1,458	2,978
Total equipment leasing revenues	3,308	954	2,354	11,340	7,214	4,126
Infrastructure revenues
Other revenue	971	730	241	3,701	2,324	1,377
Total infrastructure revenues	971	730	241	3,701	2,324	1,377
Total revenues	4,279	1,684	2,595	15,041	9,538	5,503

Expenses
Operating expenses	6,248	4,381	1,867	17,508	11,088	6,420
General and administrative	4,241	5,535	(1,294)	13,292	13,270	22
Acquisition and transaction expenses	362	4,285	(3,923)	1,631	6,119	(4,488)
Management fees and incentive allocation to affiliate	4,591	7,378	(2,787)	14,113	16,926	(2,813)
Depreciation and amortization	1,994	1,950	44	5,937	5,365	572
Interest expense	25,119	20,794	4,325	63,289	57,830	5,459
Total expenses	42,555	44,323	(1,768)	115,770	110,598	5,172

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	31	73	(42)	(52)	91	(143)
Interest income	17	17	—	29	29	—
Other income	—	1,003	(1,003)	—	1,003	(1,003)
Total other income (expense)	48	1,093	(1,045)	(23)	1,123	(1,146)
Loss before income taxes	(38,228)	(41,546)	3,318	(100,752)	(99,937)	(815)
Provision for income taxes	40	—	40	243	4	239
Net loss	(38,268)	(41,546)	3,278	(100,995)	(99,941)	(1,054)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Dividends on preferred shares	4,625	—	4,625	13,243	—	13,243
Net loss attributable to shareholders	$(42,893)	$(41,546)	$(1,347)	$(114,238)	$(99,941)	$(14,297)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Net loss attributable to shareholders	$(42,893)	$(41,546)	$(1,347)	$(114,238)	$(99,941)	$(14,297)
Add: Provision for income taxes	40	—	40	243	4	239
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	362	4,285	(3,923)	1,631	6,119	(4,488)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	3,736	(3,736)	—	6,109	(6,109)
Add: Depreciation and amortization expense	1,994	1,950	44	5,937	5,365	572
Add: Interest expense	25,119	20,794	4,325	63,289	57,830	5,459
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(28)	(19)	(9)	(111)	(1)	(110)
Less: Equity in losses (earnings) of unconsolidated entities	(31)	(73)	42	52	(91)	143
Less: Non-controlling share of Adjusted EBITDA (2)	—	(94)	94	—	(268)	268
Adjusted EBITDA (non-GAAP)	$(15,437)	$(10,967)	$(4,470)	$(43,197)	$(24,874)	$(18,323)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2020 and 2019: (i) net loss of $(58) and $(49) and (ii) interest expense of $30 and $30, respectively. Includes the following items for the nine months ended September 30, 2020 and 2019: (i) net loss of $(200) and $(102) and (ii) interest expense of $89 and $101, respectively.
(2) Includes the following items for the three and nine months ended September 30, 2019: (i) interest expense of $29 and $88 and (ii) depreciation and amortization expense of $65 and $180, respectively.
Revenues
Total revenues increased $2.6 million during the three months ended September 30, 2020, which primarily reflects an increase of $1.2 million and $1.1 million in lease income and other revenue, respectively, as one of our vessels was on-hire in 2020 while it was off-hire in 2019.
Total revenues increased $5.5 million during the nine months ended September 30, 2020, which primarily reflects (i) an increase of $3.0 million in other revenue related to victualling income in the offshore energy business as our vessels were on-hire longer in 2020 compared to 2019, (ii) an increase of $1.4 million in other revenue due to higher volume in our railcar cleaning business and (iii) an increase of $1.1 million in lease income as our vessels were on-hire longer in 2020 compared to 2019.
Expenses
Comparison of the three months ended September 30, 2020 and 2019
Total expenses decreased $1.8 million primarily due to lower (i) acquisition and transaction expense, (ii) management fees and incentive allocation to affiliate and (iii) general and administrative expenses, partially offset by higher (iv) interest expense and (v) operating expenses.
Acquisition and transaction expense decreased $3.9 million which primarily reflects a lower reimbursement to the Manager of $2.5 million and lower professional fees of $1.2 million due to fewer acquisitions in 2020 compared to 2019.
Management fees and incentive allocation to affiliate decreased $2.8 million due to (i) a decrease of $3.7 million in incentive fees due to lower gains on sale in 2020 compared to 2019, partially offset by (ii) an increase of $0.9 million in base management fees as our average total equity is higher in 2020 compared to 2019.
General and administrative expense decreased $1.3 million which primarily reflects a lower reimbursement to the Manager.
Interest expense increased $4.3 million which reflects an increase in our average outstanding debt of approximately $287.4 million, which primarily consists of (i) an increase of $400.0 million for the 2027 Notes, (ii) a decrease of $70.0 million for the Revolving Credit Facility and (iii) a decrease of $44.1 million for the FTAI Pride Credit Agreement, which was repaid in full in March 2020.
Operating expenses increased $1.9 million which primarily reflects higher (i) project costs of $1.0 million in our offshore energy business and (ii) facility operations and compensation and benefits of $0.6 million in our railcar cleaning business due to higher volumes.

Comparison of the nine months ended September 30, 2020 and 2019
Total expenses increased $5.2 million primarily due to higher (i) operating expenses and (ii) interest expense, partially offset by lower (iii) acquisition and transaction expense and (iii) management fees and incentive allocation to affiliate.
Operating expenses increased $6.4 million which primarily reflects higher (i) project costs of $2.5 million in our offshore energy business, (ii) repairs and maintenance of $1.1 million in our offshore energy business, (iii) compensation and benefits of $0.7 million in our railcar cleaning business due to higher volumes and (iv) vessel operating and general and administrative expenses of $0.7 million.
Interest expense increased $5.5 million which reflects an increase in our average outstanding debt of approximately $138.4 million, which primarily consists of (i) an increase of $133.3 million for the 2027 Notes, (ii) an increase of $66.7 million for the 2025 Notes, (iii) an increase of $17.2 million for the 2022 Notes, (iv) a decrease of $41.1 million for the Revolving Credit Facility and (v) a decrease of $37.7 million for the FTAI Pride Credit Agreement, which was repaid in March 2020.
Acquisition and transaction expense decreased $4.5 million which primarily reflects a lower reimbursement to the Manager of $3.3 million and lower professional fees of $1.0 million due to fewer acquisitions in 2020 compared to 2019.
Management fees and incentive allocation to affiliate decreased $2.8 million due to (i) a decrease of $6.1 million in incentive fees due to lower gains on sale in 2020 compared to 2019, partially offset by (ii) an increase of $3.3 million in base management fees as our average total equity is higher in 2020 compared to 2019.
Other income (expense)
Other income decreased $1.0 million and $1.1 million during the three and nine months ended September 30, 2020, respectively, primarily due to a gain of approximately $1.0 million from casualty insurance proceeds received in 2019 on one of our vessels.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $4.5 million and $18.3 million during the three and nine months ended September 30, 2020, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
On July 28, 2020, we issued $400 million aggregate principal amount of senior unsecured notes due 2027 (the “2027 Notes”). We used a portion of the proceeds to repay $220 million of outstanding borrowings under the Revolving Credit Facility, and intend to use the remaining proceeds for general corporate purposes, and the funding of future acquisitions and investments, including aviation investments. Following the repayment, we have additional borrowing capacity of $250 million under the Revolving Credit Facility.
Additionally, on June 30, 2020, we entered into an At Market Issuance Sales Agreement with a third party to sell shares of our Series A Preferred Shares and Series B Preferred Shares (collectively, the “ATM Shares”), having an aggregate offering price of up to $100 million, from time to time, through an “at-the market” equity offering program. During the third quarter of 2020, we sold 1,070,000 ATM Shares for net proceeds of approximately $20.6 million.
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
•Cash used for the purpose of making investments was $470.3 million and $590.7 million during the nine months ended September 30, 2020 and 2019, respectively.
•Dividends to shareholders and holders of eligible participating securities were $98.4 million and $85.2 million during the nine months ended September 30, 2020 and 2019, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $60.5 million and $155.2 million during the nine months ended September 30, 2020 and 2019, respectively.

•During the nine months ended September 30, 2020, additional borrowings were obtained in connection with the (i) 2027 Notes of $400.0 million, (ii) Series 2020 Bonds of $264.0 million and (iii) Revolving Credit Facility of $220.0 million. We made total principal repayments of $496.0 million relating to the Revolving Credit Facility, Series 2016 Bonds, Series 2012 Bonds, Jefferson Revolver and FTAI Pride Credit Agreement. During the nine months ended September 30, 2019, additional borrowings were obtained in connection with the (i) 2025 Notes of $148.7 million, (ii) 2022 Notes of $147.8 million, (iii) Revolving Credit Facility of $105.0 million, (iv) LREG Credit Agreement of $104.4 million, (v) DRP Revolver of $25.0 million, (vi) Jefferson Revolver of $23.2 million and (vii) CMQR Credit Agreement of $15.6 million. We made total principal repayments of $218.9 million, primarily relating to the Revolving Credit Facility, Jefferson Revolver and CMQR Credit Agreement.
•Proceeds from the sale of assets were $53.7 million and $166.3 million during the nine months ended September 30, 2020 and 2019, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $20.2 million and $82.9 million during the nine months ended September 30, 2020 and 2019, respectively.
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
Historical Cash Flow
Comparison of the nine months ended September 30, 2020 and 2019
The following table compares the historical cash flow for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flow Data:
Net cash provided by operating activities	$28,393	$92,713
Net cash used in investing activities	(407,193)	(409,853)
Net cash provided by financing activities	299,689	346,887
Net cash provided by operating activities decreased $64.3 million, which primarily reflects (i) changes in accounts payable and accrued liabilities, management fees payable, accounts receivable, and other assets and other liabilities of $60.3 million, primarily due to the timing of payments and (ii) a decrease in net income of $70.7 million. These decreases were partially offset by changes in (iii) gain on sale of assets, net of $63.6 million and (iv) asset impairment of $14.4 million.
Net cash used in investing activities decreased $2.7 million primarily due to (i) a decrease in purchase deposits for acquisitions of $40.5 million, (ii) a decrease in acquisitions of property, plant and equipment of $34.0 million and (iii) a decrease in acquisitions of leasing equipment of $34.6 million, partially offset by (iv) lower proceeds from the sale of leasing equipment of $112.6 million.
Net cash provided by financing activities decreased $47.2 million primarily due to (i) an increase in repayments of debt of $277.1 million, (ii) a decrease in proceeds from the issuance of preferred shares of $62.7 million and (iii) a decrease in receipt of maintenance deposits of $24.3 million, partially offset by (iv) an increase in proceeds from debt of $315.3 million.
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

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net Cash Provided by Operating Activities	$28,393	$92,713
Add: Principal Collections on Finance Leases	7,001	13,094
Add: Proceeds from Sale of Assets	53,707	166,297
Add: Return of Capital Distributions from Unconsolidated Entities	—	1,424
Less: Required Payments on Debt Obligations (1)	—	(29,513)
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	94,101	33,803
Funds Available for Distribution (FAD)	$183,202	$277,818
________________________________________________________
(1) Required payments on debt obligations for the nine months ended September 30, 2020 exclude repayments of $220,000 for the Revolving Credit Facility, $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement and for the nine months ended September 30, 2019 exclude repayments of $175,000 for the Revolving Credit Facility and $14,421 for the CMQR Credit Agreement.
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

Contractual Obligations
The following table summarizes our future obligations, by period due, as of September 30, 2020, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of September 30, 2020.

(in thousands)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Series 2020 Bonds	$—	$—	$—	$—	$—	$263,980	$263,980
DRP Revolver	—	25,000	—	—	—	—	25,000
Senior Notes due 2022	—	—	700,000	—	—	—	700,000
Senior Notes due 2025	—	—	—	—	—	450,000	450,000
Senior Notes due 2027	—	—	—	—	—	400,000	400,000
Total principal payments on loans and bonds payable	—	25,000	700,000	—	—	1,113,980	1,838,980

Total estimated interest payments (1)	29,017	127,942	90,034	80,190	80,190	237,884	645,257
Operating lease obligations	1,201	4,759	4,632	4,585	4,354	149,992	169,523
	30,218	132,701	94,666	84,775	84,544	387,876	814,780
Total contractual obligations	$30,218	$157,701	$794,666	$84,775	$84,544	$1,501,856	$2,653,760
________________________________________________________
(1) Estimated interest rates as of September 30, 2020.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.7 million and $122.6 million as of September 30, 2020 and December 31, 2019, respectively.
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
As of September 30, 2020, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.2 million or a decrease of approximately $0.1 million in interest expense over the next 12 months before the impact of interest rate derivatives.
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
Risks Related to Our Business
The current outbreak of the novel coronavirus (COVID-19) has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.
In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the COVID-19 outbreak, which has been declared a global pandemic, has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to mitigate the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The COVID-19 outbreak continues to be dynamic and expanding, and its ultimate scope, duration and effects remain uncertain.
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
As of September 30, 2020, we had $25.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates - including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Inc., Florida East Coast Industries, LLC (“FECI”) and FYX - invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Inc and FYX. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Inc., FECI and FYX, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We have previously purchased and may in the future purchase assets from these funds, and have previously co-invested and may in the future co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Seacastle Inc., FECI and FYX, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
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
As a public company, we are required to comply with Section 404 (“Section 404”) of the Sarbanes-Oxley Act. Section 404 requires that we evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also requires an independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Because we ceased to be an emerging growth company at the end of 2017, we were required to have our independent registered public accounting firm attest to the effectiveness of our internal controls in our Annual Reports on Form 10-K starting with the fiscal year ended December 31, 2018, and will be required to do so going forward. The outcome of our review and the report of our independent registered public accounting firm may adversely affect our results of operations, financial condition and liquidity. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. If we discover a material weakness in our internal control over financial reporting, our share price could decline and our ability to raise capital could be impaired.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. Since 2015, we granted our Manager an option to acquire 2,218,692 common shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of September 30, 2020, rights relating to 2,243,692 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
10.10
Credit Agreement Amendment No. 4 dated as of May 11, 2020, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2020).

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

	10.18	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.19	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	October 30, 2020
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	October 30, 2020
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	October 30, 2020
Eun Nam
Chief Accounting Officer