Form 10-K
period 2020-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2021-02-26
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting common equity of Fortress Transportation and Infrastructure Investors LLC held by non-affiliates as of the close of business as of June 30, 2020 was approximately $1.1 billion.
There were 85,623,740 common shares representing limited liability company interests outstanding at February 23, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2021 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY
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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
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
PART I
Item 1. Business
Our Company
Fortress Transportation and Infrastructure Investors LLC, a Delaware limited liability company, was formed on February 19, 2014. Except as otherwise specified, “FTAI”, “we”, “us”, “our”, or “the Company” refer to us and our consolidated subsidiaries, including Fortress Worldwide Transportation and Infrastructure General Partnership (“Holdco”). Our business has been, and will continue to be, conducted through Holdco for the purpose of acquiring, managing and disposing of transportation and transportation-related infrastructure and equipment assets. Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), owns approximately 0.05% of Holdco and is the general partner of Holdco.
We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress (the “SoftBank Merger”). In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2020, we had total consolidated assets of $3.4 billion and total equity of $1.1 billion.
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

The charts below illustrate our existing assets, and our equity deployed in acquiring these assets separated by reporting segment as of December 31, 2020:

Percentage of Total Assets by Reportable Segment

Corporate and Other:8.7%
Ports and Terminals:11.8%
Aviation Leasing:50.3%
Jefferson Terminal:29.2%

Percentage of Total Equity by Reportable Segment
Ports and Terminals:14.6%
Jefferson Terminal:25.3%
Aviation Leasing:60.1%

Note:
•Jefferson Terminal and Ports and Terminals are included in our Infrastructure Business; Aviation Leasing is included in our Equipment Leasing Business.

Our Strategy
We invest across a number of major sectors within the transportation industry, including aviation, energy, intermodal transport and ports and terminals, and we may pursue acquisitions in other areas as and when they arise in the future. In general, we seek to own a diverse mix of high-quality infrastructure and equipment within our target sectors that generate predictable cash flows in markets that we believe provide the potential for strong long-term growth and attractive returns on deployed capital. We believe that by investing in a diverse mix of assets across sectors, we can select from among the best risk-adjusted investment opportunities, while avoiding overconcentration in any one segment, further adding to the stability of our business.
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
Leasing Equipment
Aviation
As of December 31, 2020, in our Aviation Leasing segment, we own and manage 264 aviation assets, consisting of 78 commercial aircraft and 186 engines.
As of December 31, 2020, 70 of our commercial aircraft and 111 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 73% utilized during the three months ended December 31, 2020, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 39 months, and our engines currently on-lease have an average remaining lease term of 22 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2020	15	59	74
Purchases	1	19	20
Sales	—	—	—
Transfers	(1)	(15)	(16)
Assets at December 31, 2020	15	63	78

Engines
Assets at January 1, 2020	84	80	164
Purchases	23	14	37
Sales	(20)	(5)	(25)
Transfers	1	9	10
Assets at December 31, 2020	88	98	186

Infrastructure
Jefferson Terminal
In August 2014, we and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal (“Jefferson”), a Texas-based group of companies developing crude oil and refined products logistics assets. As of December 31, 2020, Jefferson is wholly owned by us and certain Fortress affiliates.
Jefferson Terminal is located on approximately 250 acres of land at the Port of Beaumont, Texas (the “Port”). Today, Jefferson leases 185 acres from the Port. As part of the lease, Jefferson was granted the concession to operate as the sole handler of liquid hydrocarbons at the Port. Jefferson does not own any land at Jefferson Terminal but does own certain equipment and leasehold improvements carried out as part of the Jefferson Terminal build-out.
Jefferson Terminal is developing a large multi-modal crude oil and refined products handling terminal at the Port, and also owns several other assets for the transportation and processing of crude oil and related products. Jefferson Terminal has a unique combination of direct rail service from three Class I railroads, multiple direct pipeline connections to a large local refinery, barge docks and deep water ship loading capacity, capabilities to handle multiple types of products including refined products and both free-flowing crude oil and bitumen, and a prime location close to Port Arthur and Lake Charles, which are home to refineries with over 2.3 million barrels per day of capacity. Jefferson Terminal currently has approximately 4.4(1) million barrels of storage tanks in operation. As we secure new storage/handling contracts, we expect to expand storage capacity and/or develop new assets. The timing of the ultimate development of Jefferson Terminal will be dependent, in part, on the pace at which contracts are executed as well as the amount of volume subject to such contracts.

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
Mexican demand for U.S.-sourced refined products continues to increase; however, Mexico lacks the infrastructure required to efficiently import, store and distribute large volumes of gasoline and diesel. This has spurred the rapid build-out of new Mexican transloading rail terminals, as well as storage capacity on both sides of the U.S.-Mexico border. To meet such increased demand, Jefferson operates a refined products system which receives three grades of products by direct pipeline connection from a large area refiner, as well as inland tank barge via the barge dock, stores the cargo in six tanks with a combined capacity of approximately 0.7(1) million barrels, and operates a 20 spot rail car loading system with the capacity to load approximately 70,000 barrels per day. This system may be further expanded to meet additional market demand.
Recent expansion projects completed include the construction of a 25 MW substation to support the new pipeline construction, six 12” to 20” pipelines to a large area refinery for refined and crude product movements, and a rail expansion of approximately 19,570 feet of track. Two additional pipelines, one incoming from Cushing, Oklahoma, and one outgoing to a refinery in the Port Arthur area, are nearing completion and expected to be in service by the end of Q1 2021.
In addition to the Jefferson Terminal, Jefferson owns several other energy and transportation-related assets, including 299 tank railcars which are leased to third parties; a gas processing and condensate stabilization plant; pipeline rights-of-way; and a private inland marine terminal property all of which can be developed. These assets can be deployed or developed in the future to meet market demands for transportation and hydrocarbon processing, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow. As we secure customer contracts, we expect to invest equity capital to fund working capital needs and future construction, which may be required.
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
At December 31, 2020, Long Ridge continues its construction of a 485 MW combined-cycle power plant at the site, along with its associated plans to self-supply the natural gas fuel requirements for the plant. The construction project remains on-time and on-budget and is tracking ahead of its guaranteed completion date of November 2021. Long Ridge’s natural gas self-supply projects also remain on-time and on-budget.
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
Shortly after the end of 2020, DRP completed its new state of the art rail-to-ship transloading system. This will allow DRP to load Liquified Petroleum Gas marine vessels from its new wharf beginning in 2021. As the newest marine terminal on the Delaware River, Repauno is designed to safely and efficiently handle a wide variety of freight, providing critical logistics services to a multitude of industrial segments.
Corporate and Other
In addition to the above investments, our Corporate and Other segment includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to long-term operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers and (iii) railroad assets retained after the December 2019 sale of our railroad business, which consist of equipment that support a railcar cleaning business.

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
We and our Manager maintain relationships with operators worldwide and, through these relationships, hold direct conversations as to leasing needs and opportunities. Where helpful, we reach out to third parties who assist in leasing our assets. As an example, we often partner with MRO facilities in the aviation sector to lease engines and support airlines’ fleet management needs.
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
We are subject to concentrations of credit risk with respect to amounts due from customers on our direct finance leases and operating leases. We attempt to limit credit risk by performing ongoing credit evaluations. See “Customers.”
Customers
Our customers consist of global operators of transportation and infrastructure networks, including airlines, offshore energy service providers, global energy providers and major shipping lines. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the transportation and infrastructure sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2020, our largest customer accounted for 11% of our revenue and 40% of total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to re-lease assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As a result, as of December 31, 2020, we have no employees other than 101 employees at certain subsidiaries across our business segments, none of whom are party to a collective bargaining agreement. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources in building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
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

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation, risks related to our common shares and general risks. However, these categories do overlap and should not be considered exclusive.
Risks Related to Our Business
The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.
In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the ongoing COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to mitigate the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The COVID-19 outbreak continues to be dynamic and evolving, and its ultimate scope, duration and effects remain uncertain.
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
•disruptions to our operations as a result of the potential health impact, such as the availability and efficacy of vaccines, on our employees and crew, and on the workforces of our customers and business partners;
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates. On November 30, 2020, ICE Benchmark Administration, or the IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021, for only the one-week and two-month LIBOR tenors, and on June 30, 2023, for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021.
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
As of December 31, 2020, we had $25.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of December 31, 2020, rights relating to 2,243,692 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NYSE under the symbol “FTAI” on May 15, 2015, the date of the IPO. As of February 25, 2021, there were approximately ten record holders of our common shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
On February 25, 2021, our Board of Directors declared a cash dividend on our common shares of $0.33 per share for the quarter ended December 31, 2020, payable on March 23, 2021 to the holders of record on March 12, 2021.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with the IPO, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2020, the Incentive Plan provides for the issuance of up to 29.9 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2020.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	2,243,692	$17.01	29,854,909
Equity compensation plans not approved by security holders	—	—	—
Total	2,243,692		29,854,909
______________________________________________________________________________________
(1) Excludes 25,000 stock options and 120,091 common shares issued to directors as compensation.

Performance Graph
The following graph compares the cumulative total return for our common shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P Mid Cap 400, Dow Jones US Transportation Services, and Alerian MLP. The graph assumes an investment of $100 in our common shares and in each of the indices on December 31, 2015, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortress Transportation & Infrastructure Investors LLC, the S&P Midcap 400 Index, the Dow Jones US Transportation Services Index and Alerian MLP

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
Index Value
12/15
12/16
12/17
12/18
12/19
12/20
Fortress Transportation & Infrastructure Investors LLC
S&P Midcap 400
Dow Jones US Transportation Services
Alerian MLP

*$100 each invested on December 31, 2015 in stock and index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)	December 31,
Index	2015	2016	2017	2018	2019	2020
Fortress Transportation & Infrastructure Investors LLC	$100.00	$133.19	$216.06	$168.13	$248.60	$332.80
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
Dow Jones US Transportation Services	100.00	126.52	164.29	99.38	134.77	161.47
Alerian MLP	100.00	118.31	110.59	96.86	103.21	73.60

Item 6. Selected Financial Data
The selected historical financial information set forth below as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 has been derived from our audited historical consolidated financial statements.
The information below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 and the consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K.

	As of and for the year ended December 31,
(in thousands except share and per share data)	2020	2019	2018	2017	2016
Revenues
Equipment leasing revenues	$297,934	$349,322	$253,039	$170,000	$101,949
Infrastructure revenues	68,562	229,452	89,073	15,052	15,934
Total revenues	366,496	578,774	342,112	185,052	117,883
Total expenses	460,642	631,493	367,143	223,898	157,503
Total other (expense) income	(16,782)	204,851	7,374	18,297	(1,315)
(Loss) income from continuing operations before income taxes	(110,928)	152,132	(17,657)	(20,549)	(40,935)
(Benefit from) provision for income taxes	(5,905)	17,810	2,449	1,954	268
Net (loss) income from continuing operations	(105,023)	134,322	(20,106)	(22,503)	(41,203)
Net income (loss) from discontinued operations, net of income taxes	1,331	73,462	4,402	(737)	605
Net (loss) income	(103,692)	207,784	(15,704)	(23,240)	(40,598)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(16,522)	(17,571)	(21,925)	(23,304)	(20,557)
Discontinued operations	—	247	339	(70)	23
Dividends on preferred shares	17,869	1,838	—	—	—
Net (loss) income attributable to shareholders	$(105,039)	$223,270	$5,882	$134	$(20,064)

(Loss) earnings per share:
Basic
Continuing operations	$(1.24)	$1.74	$0.02	$0.01	$(0.27)
Discontinued operations	$0.02	$0.85	$0.05	$(0.01)	$0.01
Diluted
Continuing operations	$(1.24)	$1.74	$0.02	$0.01	$(0.27)
Discontinued operations	$0.02	$0.85	$0.05	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	86,015,702	85,992,019	83,654,068	75,766,811	75,738,698
Diluted	86,015,702	86,029,363	83,664,833	75,766,811	75,738,698

Dividends declared per share of common stock	$1.32	$1.32	$1.32	$1.32	$1.32

	As of and for the year ended December 31,
(in thousands except share and per share data)	2020	2019	2018	2017	2016
Balance Sheet data:
Total assets	$3,387,977	$3,236,922	$2,638,778	$1,955,806	$1,547,312
Debt, net	1,904,762	1,420,928	1,215,108	680,751	247,357
Total liabilities	2,288,656	1,898,065	1,584,996	920,731	381,632
Total equity	1,099,321	1,338,857	1,053,782	1,035,075	1,165,680

Cash Flow data:
Net cash provided by (used in):
Operating activities	$63,106	$151,043	$133,697	$68,497	$30,903
Investing activities	(509,123)	(495,236)	(703,533)	(472,265)	(210,749)
Financing activities	364,918	465,873	597,867	363,078	(89,971)

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
A discussion of our results of operations and cash flows for 2019 compared to 2018 is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by the Manager, an affiliate of Fortress, which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of December 31, 2020, we had total consolidated assets of $3.4 billion and total equity of $1.1 billion.
While our strategy permits us to acquire a broad array of transportation-related assets, we are currently active in four sectors where we believe there are meaningful opportunities to deploy capital to achieve attractive risk adjusted returns: aviation, energy, intermodal transport and ports and terminals.
•Commercial air travel and air freight activity have historically been long-term growth sectors and are tied to the underlying demand for passenger and freight movement. We continue to see long-term demand for aviation related assets.
•Offshore energy service equipment refers to vessels supporting the extraction, processing and transportation of oil and natural gas from deposits located beneath the sea floor, as well as the ongoing inspection, repair, maintenance and ultimate abandonment of subsea wells and associated infrastructure. The prolonged oil price decline has led to oil and gas companies reducing and deferring spending decisions, creating an oversupply of offshore energy assets, and in turn, lower day-rates, utilization and earnings for offshore service companies. These rates, however, have partially rebounded over the course of the past three years.
•The intermodal transport market includes the efficient movement of goods throughout multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. Over the last year, new container prices have increased significantly.
•Land-based infrastructure refers to facilities that enable the storage, unloading, loading and movement of crude oil and refined products from producers to end users, such as refineries. Customers of land-based infrastructure typically purchase capacity on a take-or-pay basis, and the economics of these assets directly relate to the volume of throughput.

Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the outbreak of COVID-19 resulted in asset impairment charges and a decline in our equipment leasing revenues during the year ended December 31, 2020. A number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of December 31, 2020; however, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $185.4 million as of December 31, 2020. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through the following three reportable segments: (i) Aviation Leasing, which is within the Equipment Leasing Business, and (ii) Jefferson Terminal and (iii) Ports and Terminals, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities. Additionally, Ports and Terminals includes an equity method investment (“Long Ridge”), which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
In December 2019, we completed the sale of substantially all of our railroad business, which was formerly reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations and the assets, liabilities and results of operations have been presented as discontinued operations for all periods presented. Additionally, in accordance with ASC 280, we assessed our reportable segments and determined that our retained investment of the railroad business no longer met the requirement as a reportable segment. Accordingly, we have presented this operating segment, along with Corporate results, within Corporate and Other effective in 2019. All prior periods have been restated for historical comparison across segments.
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
Aviation Leasing Organizational Restructuring
In early 2020, we completed an organizational restructuring of the Aviation Leasing segment. Previously, Aviation Leasing’s employees were employed by the Manager and compensation and related costs associated with these employees were reimbursed to the Manager, per the Management Agreement. These costs were reported within Corporate and Other.
Effective in the first quarter of 2020, Aviation Leasing’s employees are employed by one of our subsidiaries. Compensation and related costs incurred by this subsidiary are reported within the Aviation Leasing segment. Prior periods have been restated for historical comparison. See Note 17 to the consolidated financial statements for additional details.

Results of Operations
Adjusted EBITDA (non-GAAP)
The chief operating decision maker (“CODM”) utilizes Adjusted EBITDA as the key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance, as well as making resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
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

The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Revenues
Equipment leasing revenues
Lease income	$177,476	$207,101	$157,190	$(29,625)	$49,911
Maintenance revenue	101,462	134,914	89,870	(33,452)	45,044
Finance lease income	2,260	2,648	3,349	(388)	(701)
Other revenue	16,736	4,659	2,630	12,077	2,029
Total equipment leasing revenues	297,934	349,322	253,039	(51,388)	96,283
Infrastructure revenues
Lease income	1,186	3,362	1,734	(2,176)	1,628
Terminal services revenues	50,887	42,965	10,108	7,922	32,857
Crude marketing revenues	8,210	166,134	60,518	(157,924)	105,616
Other revenue	8,279	16,991	16,713	(8,712)	278
Total infrastructure revenues	68,562	229,452	89,073	(160,890)	140,379
Total revenues	366,496	578,774	342,112	(212,278)	236,662

Expenses
Operating expenses	109,512	291,572	138,406	(182,060)	153,166
General and administrative	18,159	16,905	15,290	1,254	1,615
Acquisition and transaction expenses	9,868	17,623	6,968	(7,755)	10,655
Management fees and incentive allocation to affiliate	18,519	36,059	15,726	(17,540)	20,333
Depreciation and amortization	172,400	169,023	133,908	3,377	35,115
Asset impairment	33,978	4,726	—	29,252	4,726
Interest expense	98,206	95,585	56,845	2,621	38,740
Total expenses	460,642	631,493	367,143	(170,851)	264,350

Other (expense) income
Equity in losses of unconsolidated entities	(5,039)	(2,375)	(1,008)	(2,664)	(1,367)
(Loss) gain on sale of assets, net	(308)	203,250	3,911	(203,558)	199,339
Loss on extinguishment of debt	(11,667)	—	—	(11,667)	—
Interest income	162	531	488	(369)	43
Other income	70	3,445	3,983	(3,375)	(538)
Total other (expense) income	(16,782)	204,851	7,374	(221,633)	197,477
(Loss) income from continuing operations before income taxes	(110,928)	152,132	(17,657)	(263,060)	169,789
(Benefit from) provision for income taxes	(5,905)	17,810	2,449	(23,715)	15,361
Net (loss) income from continuing operations	(105,023)	134,322	(20,106)	(239,345)	154,428
Net income from discontinued operations, net of income taxes	1,331	73,462	4,402	(72,131)	69,060
Net (loss) income	(103,692)	207,784	(15,704)	(311,476)	223,488
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(16,522)	(17,571)	(21,925)	1,049	4,354
Discontinued operations	—	247	339	(247)	(92)
Less: Dividends on preferred shares	17,869	1,838	—	16,031	1,838
Net (loss) income attributable to shareholders	$(105,039)	$223,270	$5,882	$(328,309)	$217,388

The following table sets forth a reconciliation of net (loss) income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Net (loss) income attributable to shareholders from continuing operations	$(106,370)	$150,055	$1,819	$(256,425)	$148,236
Add: (Benefit from) provision for income taxes	(5,905)	17,810	2,449	(23,715)	15,361
Add: Equity-based compensation expense	2,325	1,509	717	816	792
Add: Acquisition and transaction expenses	9,868	17,623	6,968	(7,755)	10,655
Add: Losses on the modification or extinguishment of debt and capital lease obligations	11,667	—	—	11,667	—
Add: Changes in fair value of non-hedge derivative instruments	181	4,555	(5,523)	(4,374)	10,078
Add: Asset impairment charges	33,978	4,726	—	29,252	4,726
Add: Incentive allocations	—	21,231	407	(21,231)	20,824
Add: Depreciation & amortization expense (1)	202,746	199,185	160,567	3,561	38,618
Add: Interest expense	98,206	95,585	56,845	2,621	38,740
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	1,208	(1,387)	359	2,595	(1,746)
Less: Equity in losses of unconsolidated entities	5,039	2,375	1,008	2,664	1,367
Less: Non-controlling share of Adjusted EBITDA (3)	(9,637)	(9,859)	(9,744)	222	(115)
Adjusted EBITDA (non-GAAP)	$243,306	$503,408	$215,872	$(260,102)	$287,536
__________________________________________________

(1) Includes the following items for the years ended December 31, 2020, 2019 and 2018: (i) depreciation and amortization expense of $172,400, $169,023 and $133,908, (ii) lease intangible amortization of $3,747, $7,181 and $8,588 and (iii) amortization for lease incentives of $26,599, $22,981 and $18,071, respectively.
(2) Includes the following items for the years ended December 31, 2020, 2019 and 2018: (i) net loss of $(5,435), $(2,563) and $(1,196), (ii) interest expense of $1,138, $131 and $477, (iii) depreciation and amortization expense of $5,513, $1,045 and $1,078, (iv) acquisition and transaction expense of $581, $0 and $0 and (v) changes in fair value of non-hedge derivative instruments of $(589), $0 and $0, respectively.
(3) Includes the following items for the years ended December 31, 2020, 2019 and 2018: (i) equity based compensation of $374, $230 and $113, (ii) provision for income taxes of $59, $60 and $57, (iii) interest expense of $2,025, $3,400 and $4,624, (iv) depreciation and amortization expense of $6,149, $4,833 and $6,049, (v) changes in fair value of non-hedge derivative instruments of $38, $1,336 and $(1,099) and (vi) loss on extinguishment of debt of $992, $0 and $0, respectively.
Comparison of the years ended December 31, 2020 and 2019
Revenues
Total revenues decreased $212.3 million primarily due to lower revenues in the Jefferson Terminal, Aviation Leasing and Ports and Terminals segments.
Equipment Leasing
•Maintenance revenue decreased by $33.5 million primarily due to lower aircraft and engine utilization as a result of the COVID-19 pandemic and lower end-of-lease maintenance compensation, partially offset by the recognition of maintenance deposits due to the early redelivery of eleven aircraft.
•Lease income decreased $29.6 million primarily due to an increase in aircraft redelivered, a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
•Other revenue increased by $12.1 million, which primarily reflects (i) an increase of $9.4 million in the Aviation Leasing segment due to an increase in end-of-lease redelivery compensation and settlement of an engine loss and (ii) an increase of $2.6 million in the offshore energy business related to victualling income as our vessels were on-hire longer in 2020 compared to 2019.
Infrastructure
•Crude marketing revenues decreased $157.9 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019. Revenues in 2020 include contracts executed in 2019 but delivered in 2020.

•Other revenue decreased $8.7 million which primarily reflects (i) a decrease of $6.3 million at Long Ridge due to Long Ridge being accounted for as an equity method investment starting in the fourth quarter of 2019 (the “Long Ridge Transaction”), (ii) a decrease of $3.9 million at Repauno due to lower sales of butane, partially offset by (iii) an increase of $1.5 million in our railcar cleaning business due to higher volumes.
•Terminal services revenue increased $7.9 million which primarily reflects (i) an increase of $15.0 million due to increased activity and storage capacity at Jefferson Terminal, partially offset by (ii) a decrease of $7.1 million due to the Long Ridge Transaction.
Expenses
Total expenses decreased $170.9 million primarily due to decreases in (i) operating expenses, (ii) management fees and incentive allocation to affiliate and (iii) acquisition and transaction expenses, partially offset by an increase in (iv) asset impairment, (v) depreciation and amortization and (vi) interest expense.
Operating expenses decreased $182.1 million primarily due to decreases in:
•cost of sales of $167.2 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and
•facility operations of $8.7 million which primarily reflects (i) a decrease of $4.9 million at Jefferson Terminal due to lower railcar expenses associated with the crude marketing strategy and (ii) a decrease of $4.1 million due to the Long Ridge Transaction.
Management fees and incentive allocation to affiliate decreased $17.5 million which reflects (i) lower incentive fees of $21.2 million due to the decrease in gains on sale of assets, net, partially offset by (ii) an increase of $3.7 million in the base management fee as our average total equity was higher in 2020 compared to 2019.
Acquisition and transaction expenses decreased $7.8 million which primarily reflects lower professional fees and other acquisition-related costs due to fewer transactions in 2020 compared to 2019.
Asset impairment increased $29.3 million primarily due to asset impairment charges in 2020 in the Aviation Leasing segment. See Note 4 to the consolidated financial statements for additional information.
Depreciation and amortization increased $3.4 million which primarily reflects (i) an increase of $6.2 million due to assets placed into service at Jefferson Terminal, (ii) an increase of $4.9 million in the Aviation Leasing segment primarily due to a change in the estimated useful lives and residual values of certain aircraft engines and additional assets owned and on lease, partially offset by (iii) a decrease of $8.4 million due to the Long Ridge Transaction.
Interest expense increased $2.6 million primarily due to:
•an increase of $9.8 million in Corporate and Other primarily due to (i) the issuance of $400 million of senior notes due 2027 (“2027 Notes”), (ii) an increase in the average outstanding debt of $83.6 million for the senior notes due 2025 (“2025 Notes”), partially offset by (iii) a decrease in interest expense related to the FTAI Pride Credit Agreement which was repaid in full in March 2020; and
•a decrease of $6.8 million at Jefferson Terminal due to the issuance of the Series 2020 Bonds (“Jefferson Refinancing”), which reduced its weighted average interest rate. See Note 9 to the consolidated financial statements for additional information.
Other income
Total other income decreased $221.6 million which primarily reflects:
•a decrease of $203.6 million in gains on sale of assets, net due to the Long Ridge Transaction and asset sales in the Aviation Leasing segment in 2019;
•a loss on extinguishment of debt of $11.7 million due to (i) the early repayment of $300 million of senior unsecured notes due 2022 (“2022 Notes”) in December 2020 and (ii) the Jefferson Refinancing. See Note 9 to the consolidated financial statements for additional information;
•a decrease in other income of $3.4 million due to the Long Ridge Transaction; and
•an increase of $2.7 million in equity in losses of unconsolidated entities.
Provision for income taxes
The provision for income taxes decreased $23.7 million which primarily reflects deferred tax expense in 2019 due to the gain on sale for the Long Ridge Transaction.
Net income from continuing operations
Net income from continuing operations decreased $239.3 million primarily due to the changes discussed above.

Net income from discontinued operations, net of income taxes
Net income from discontinued operations, net of income taxes decreased $72.1 million due to the sale of our railroad business in December 2019.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $260.1 million primarily due to the changes noted above.
Aviation Leasing Segment
As of December 31, 2020, in our Aviation Leasing segment, we own and manage 264 aviation assets, consisting of 78 commercial aircraft and 186 engines.
As of December 31, 2020, 70 of our commercial aircraft and 111 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 73% utilized during the three months ended December 31, 2020, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 39 months, and our engines currently on-lease have an average remaining lease term of 22 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2020	15	59	74
Purchases	1	19	20
Sales	—	—	—
Transfers	(1)	(15)	(16)
Assets at December 31, 2020	15	63	78

Engines
Assets at January 1, 2020	84	80	164
Purchases	23	14	37
Sales	(20)	(5)	(25)
Transfers	1	9	10
Assets at December 31, 2020	88	98	186

The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Equipment leasing revenues
Lease income	$166,331	$197,305	$151,531	$(30,974)	$45,774
Maintenance revenue	101,462	134,914	89,870	(33,452)	45,044
Finance lease income	2,260	2,648	1,895	(388)	753
Other revenue	11,158	1,808	974	9,350	834
Total revenues	281,211	336,675	244,270	(55,464)	92,405

Expenses
Operating expenses	20,667	17,668	10,985	2,999	6,683
Acquisition and transaction expenses	6,687	8,641	4,030	(1,954)	4,611
Depreciation and amortization	133,904	128,990	102,419	4,914	26,571
Asset impairment	33,978	—	—	33,978	—
Total expenses	195,236	155,299	117,434	39,937	37,865

Other (expense) income
Equity in losses of unconsolidated entities	(1,932)	(1,829)	(743)	(103)	(1,086)
(Loss) gain on sale of assets, net	(300)	81,954	3,911	(82,254)	78,043
Interest income	94	104	202	(10)	(98)
Total other (expense) income	(2,138)	80,229	3,370	(82,367)	76,859
Income before income taxes	83,837	261,605	130,206	(177,768)	131,399
(Benefit from) provision for income taxes	(4,812)	2,826	2,280	(7,638)	546
Net income	88,649	258,779	127,926	(170,130)	130,853
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	(24)	—	24
Net income attributable to shareholders	$88,649	$258,779	$127,950	$(170,130)	$130,829

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Net income attributable to shareholders	$88,649	$258,779	$127,950	$(170,130)	$130,829
Add: (Benefit from) provision for income taxes	(4,812)	2,826	2,280	(7,638)	546
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	6,687	8,641	4,030	(1,954)	4,611
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	33,978	—	—	33,978	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	164,250	159,152	129,078	5,098	30,074
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(1,932)	(1,829)	(743)	(103)	(1,086)
Less: Equity in losses of unconsolidated entities	1,932	1,829	743	103	1,086
Less: Non-controlling share of Adjusted EBITDA (3)	—	—	(172)	—	172
Adjusted EBITDA (non-GAAP)	$288,752	$429,398	$263,166	$(140,646)	$166,232
__________________________________________________

(1) Includes the following items for the years ended December 31, 2020, 2019 and 2018: (i) depreciation expense of $133,904, $128,990 and $102,419, (ii) lease intangible amortization of $3,747, $7,181 and $8,588 and (iii) amortization for lease incentives of $26,599, $22,981 and $18,071, respectively.
(2) Includes the proportionate share of the unconsolidated entities' net income adjusted for the excluded and included items detailed in the table, for which there were no adjustments.
(3) Includes depreciation and amortization expense of $172 for the year ended December 31, 2018.
Comparison of the years ended December 31, 2020 and 2019
Revenues
Total revenues decreased $55.5 million driven by lower lease income and maintenance revenue partially offset by higher other revenue.
•Maintenance revenue decreased $33.5 million primarily due to lower aircraft and engine utilization as a result of the COVID-19 pandemic and lower end-of-lease maintenance compensation, partially offset by the recognition of maintenance deposits due to the early redelivery of eleven aircraft.
•Lease income decreased $31.0 million primarily due to an increase in aircraft redelivered, a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
•Other revenue increased $9.4 million primarily due to the increase in end-of lease redelivery compensation and settlement of an engine loss.

Expenses
Total expenses increased $39.9 million primarily due to an increase in asset impairment, depreciation and amortization expense and operating expenses, partially offset by a decrease in acquisition and transaction expense.
•Asset impairment increased $34.0 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation. See Note 4 to the consolidated financial statements for additional information.
•Depreciation and amortization expense increased $4.9 million driven by a change in the estimated useful lives and residual values of certain aircraft engines and additional assets owned and on lease, partially offset by additional aircraft redelivered and parted out into our engine leasing pool.
•Operating expenses increased $3.0 million primarily as a result of an increase in shipping and storage fees, compensation and benefit expense and professional fees, partially offset by a decrease in repairs and maintenance expenses and other operating expenses.
•Acquisition and transaction expense decreased $2.0 million driven by lower compensation and related costs associated with the acquisition of aviation leasing equipment.
Other income
Total other income decreased $82.4 million primarily due to a decrease of $82.3 million in gain on the sale of leasing equipment in 2020.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $140.6 million primarily due to the changes noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Infrastructure revenues
Lease income	$1,186	$2,306	$272	$(1,120)	$2,034
Terminal services revenues	50,887	35,908	10,108	14,979	25,800
Crude marketing revenues	8,210	166,134	60,518	(157,924)	105,616
Other revenue	—	—	87	—	(87)
Total revenues	60,283	204,348	70,985	(144,065)	133,363

Expenses
Operating expenses	53,072	231,506	94,622	(178,434)	136,884
Depreciation and amortization	29,034	22,873	19,745	6,161	3,128
Interest expense	9,426	16,189	15,513	(6,763)	676
Total expenses	91,532	270,568	129,880	(179,036)	140,688

Other (expense) income
Equity in losses of unconsolidated entities	—	(292)	(574)	292	282
(Loss) gain on sale of assets, net	(8)	4,636	—	(4,644)	4,636
Loss on extinguishment of debt	(4,724)	—	—	(4,724)	—
Interest income	22	118	270	(96)	(152)
Other income	70	634	3,983	(564)	(3,349)
Total other (expense) income	(4,640)	5,096	3,679	(9,736)	1,417
Loss before income taxes	(35,889)	(61,124)	(55,216)	25,235	(5,908)
Provision for income taxes	278	284	261	(6)	23
Net loss	(36,167)	(61,408)	(55,477)	25,241	(5,931)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(16,483)	(17,356)	(21,801)	873	4,445
Net loss attributable to shareholders	$(19,684)	$(44,052)	$(33,676)	$24,368	$(10,376)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Net loss attributable to shareholders	$(19,684)	$(44,052)	$(33,676)	$24,368	$(10,376)
Add: Provision for income taxes	278	284	261	(6)	23
Add: Equity-based compensation expense	1,676	1,054	359	622	695
Add: Acquisition and transaction expenses	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	4,724	—	—	4,724	—
Add: Changes in fair value of non-hedge derivative instruments	181	6,364	(5,523)	(6,183)	11,887
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	29,034	22,873	19,745	6,161	3,128
Add: Interest expense	9,426	16,189	15,513	(6,763)	676
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	656	478	(656)	178
Less: Equity in losses of unconsolidated entities	—	292	574	(292)	(282)
Less: Non-controlling share of Adjusted EBITDA (2)	(9,517)	(9,820)	(9,376)	303	(444)
Adjusted EBITDA (non-GAAP)	$16,118	$(6,160)	$(11,645)	$22,278	$5,485
__________________________________________________

(1) Includes the following items for the years ended December 31, 2019 and 2018: (i) net loss of $(349) and $(574) and (ii) depreciation and amortization expense of $1,005 and $1,052, respectively.
(2) Includes the following items for the years ended December 31, 2020, 2019 and 2018: (i) equity-based compensation of $352, $221 and $106, (ii) provision for income taxes of $59, $60 and $57, (iii) interest expense of $1,979, $3,400 and $4,465, (iv) changes in fair value of non-hedge derivative instruments of $38, $1,336 and $(1,099), (v) depreciation and amortization expense of $6,097, $4,803 and $5,847 and (vi) loss on extinguishment of debt of $992, $0 and $0, respectively.
Comparison of the years ended December 31, 2020 and 2019
Revenues
Total revenues decreased $144.1 million which primarily reflects (i) a decrease in crude marketing revenue of $157.9 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) an increase in terminal services of $15.0 million due to increased activity and storage capacity.
Expenses
Total expenses decreased $179.0 million which reflects (i) a decrease in operating expenses of $178.4 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, (ii) a decrease in interest expense of $6.8 million due to the Jefferson Refinancing, partially offset by (iii) an increase in depreciation and amortization of $6.2 million due to additional assets placed into service.
Other (expense) income
Total other income decreased $9.7 million which primarily reflects (i) a loss on extinguishment of debt of $4.7 million due to the Jefferson Refinancing and (ii) a decrease in gains on sale of assets, net due to a $4.6 million gain recognized in 2019.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $22.3 million primarily due to the changes in net loss attributable to shareholders noted above.

Ports and Terminals
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Infrastructure revenues
Lease income	$—	$1,056	$1,462	$(1,056)	$(406)
Terminal services revenues	—	7,057	—	(7,057)	7,057
Other revenue	3,855	14,074	15,982	(10,219)	(1,908)
Total revenues	3,855	22,187	17,444	(18,332)	4,743

Expenses
Operating expenses	10,327	24,854	18,312	(14,527)	6,542
Acquisition and transaction expenses	907	5,008	—	(4,101)	5,008
Depreciation and amortization	1,497	9,849	5,139	(8,352)	4,710
Asset impairment	—	4,726	—	(4,726)	4,726
Interest expense	1,335	1,712	649	(377)	1,063
Total expenses	14,066	46,149	24,100	(32,083)	22,049

Other (expense) income
Equity in losses of unconsolidated entities	(3,222)	(192)	—	(3,030)	(192)
Gain on sale of assets, net	—	116,660	—	(116,660)	116,660
Interest income	—	289	—	(289)	289
Other income	—	1,809	—	(1,809)	1,809
Total other (expense) income	(3,222)	118,566	—	(121,788)	118,566
(Loss) income before income taxes	(13,433)	94,604	(6,656)	(108,037)	101,260
(Benefit from) provision for income taxes	(1,791)	14,700	1	(16,491)	14,699
Net (loss) income	(11,642)	79,904	(6,657)	(91,546)	86,561
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(39)	(215)	(100)	176	(115)
Net (loss) income attributable to shareholders	$(11,603)	$80,119	$(6,557)	$(91,722)	$86,676

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Net (loss) income attributable to shareholders	$(11,603)	$80,119	$(6,557)	$(91,722)	$86,676
Add: (Benefit from) provision for income taxes	(1,791)	14,700	1	(16,491)	14,699
Add: Equity-based compensation expense	649	455	349	194	106
Add: Acquisition and transaction expenses	907	5,008	—	(4,101)	5,008
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	(1,809)	—	1,809	(1,809)
Add: Asset impairment charges	—	4,726	—	(4,726)	4,726
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	1,497	9,849	5,139	(8,352)	4,710
Add: Interest expense	1,335	1,712	649	(377)	1,063
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	3,304	(153)	—	3,457	(153)
Less: Equity in losses of unconsolidated entities	3,222	192	—	3,030	192
Less: Non-controlling share of Adjusted EBITDA (2)	(120)	(39)	(196)	(81)	157
Adjusted EBITDA (non-GAAP)	$(2,600)	$114,760	$(615)	$(117,360)	$115,375
__________________________________________________

(1) Includes the following items for the years ended December 31, 2020 and 2019: (i) net loss of $(3,222) and $(193), (ii) depreciation expense of $5,513 and $40, (iii) interest expense of $1,021 and $0, (iv) acquisition and transaction expense of $581 and $0 and (v) changes in fair value of non-hedge derivative instruments of $(589) and $0, respectively.
(2) Includes the following items for the years ended December 31, 2020, 2019 and 2018: (i) equity-based compensation of $22, $9 and $7, (ii) interest expense of $46, $0 and $159 and (iii) depreciation expense of $52, $30 and $30, respectively.
Comparison of the years ended December 31, 2020 and 2019
Revenues
Total revenues decreased $18.3 million, primarily due to (i) the Long Ridge Transaction and (ii) a decrease of $3.9 million in butane sales at Repauno.
Expenses
Total expenses decreased $32.1 million primarily due to decreases in (i) operating expenses of $14.5 million (ii) depreciation expense of $8.4 million related to the Long Ridge Transaction (iii) asset impairment of $4.7 million in 2019 at Long Ridge due to the expiration of unproved gas leases and (iv) acquisition and transaction expense of $4.1 million.
The decrease in operating expenses was primarily driven by lower:
•operating expenses of $12.7 million primarily due to the Long Ridge Transaction; and
•cost of sales of $2.6 million related to the sale of butane at Repauno.
The decrease in operating expenses was offset by an increase in compensation and benefits of $1.1 million due to increased headcount.
Acquisition and transaction expense decreased due to transaction costs associated with the Long Ridge Transaction during 2019.
Other income
Total other income decreased $121.8 million primarily due to decreases in (i) gain on sale of $116.7 million from the Long Ridge Transaction in 2019 (ii) equity method income of $3.0 million from Long Ridge in 2020 and (iii) other income of $1.8 million due to unrealized gains on power swap derivatives, which was deconsolidated with the Long Ridge Transaction.
Provision for income taxes
The provision for income taxes decreased $16.5 million which primarily reflects a deferred tax benefit due to pre-tax losses in 2020 compared to a gain in 2019 from the Long Ridge Transaction.

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $117.4 million primarily due to the changes in net income (loss) attributable to shareholders noted above.
Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Equipment leasing revenues
Lease income	$11,145	$9,796	$5,659	$1,349	$4,137
Finance lease income	—	—	1,454	—	(1,454)
Other revenue	5,578	2,851	1,656	2,727	1,195
Total equipment leasing revenues	16,723	12,647	8,769	4,076	3,878
Infrastructure revenues
Other revenue	4,424	2,917	644	1,507	2,273
Total infrastructure revenues	4,424	2,917	644	1,507	2,273
Total revenues	21,147	15,564	9,413	5,583	6,151

Expenses
Operating expenses	25,446	17,544	14,487	7,902	3,057
General and administrative	18,159	16,905	15,290	1,254	1,615
Acquisition and transaction expenses	2,274	3,974	2,938	(1,700)	1,036
Management fees and incentive allocation to affiliate	18,519	36,059	15,726	(17,540)	20,333
Depreciation and amortization	7,965	7,311	6,605	654	706
Interest expense	87,445	77,684	40,683	9,761	37,001
Total expenses	159,808	159,477	95,729	331	63,748

Other (expense) income
Equity in earnings (losses) of unconsolidated entities	115	(62)	309	177	(371)
Loss on extinguishment of debt	(6,943)	—	—	(6,943)	—
Interest income	46	20	16	26	4
Other income	—	1,002	—	(1,002)	1,002
Total other (expense) income	(6,782)	960	325	(7,742)	635
Loss before income taxes	(145,443)	(142,953)	(85,991)	(2,490)	(56,962)
Provision for (benefit from) income taxes	420	—	(93)	420	93
Net loss	(145,863)	(142,953)	(85,898)	(2,910)	(57,055)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Less: Dividends on preferred shares	17,869	1,838	—	16,031	1,838
Net loss attributable to shareholders	$(163,732)	$(144,791)	$(85,898)	$(18,941)	$(58,893)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2020	2019	2018	'20 vs '19	'19 vs '18
Net loss attributable to shareholders	$(163,732)	$(144,791)	$(85,898)	$(18,941)	$(58,893)
Add: Provision for (benefit from) income taxes	420	—	(93)	420	93
Add: Equity-based compensation expense	—	—	9	—	(9)
Add: Acquisition and transaction expenses	2,274	3,974	2,938	(1,700)	1,036
Add: Losses on the modification or extinguishment of debt and capital lease obligations	6,943	—	—	6,943	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	21,231	407	(21,231)	20,824
Add: Depreciation and amortization expense	7,965	7,311	6,605	654	706
Add: Interest expense	87,445	77,684	40,683	9,761	37,001
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(164)	(61)	624	(103)	(685)
Less: Equity in (earnings) losses of unconsolidated entities	(115)	62	(309)	(177)	371
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(58,964)	$(34,590)	$(35,034)	$(24,374)	$444
__________________________________________________

(1) Includes the following items for the years ended December 31, 2020, 2019 and 2018: (i) net (loss) income of $(281), $(192) and $121, (ii) interest expense of $117, $131 and $477 and (iii) depreciation expense of $0, $0 and $26, respectively.
Comparison of the years ended December 31, 2020 and 2019
Revenues
Equipment leasing revenues increased $4.1 million primarily due to higher victualling income and lease income as our vessels were on-hire for longer in 2020 compared to 2019.
Infrastructure revenues increased $1.5 million due to higher volume in our railcar cleaning business.
Expenses
Total expenses increased slightly due to higher (i) interest expense and (ii) operating expenses, partially offset by lower (iii) management fees and incentive allocation to affiliate and (iv) acquisition and transaction expenses.
Interest expense increased $9.8 million which reflects an increase in the average outstanding debt of approximately $190.1 million, which primarily consists of increases in (i) the 2027 Notes of $200.0 million and (ii) the 2025 Notes of $83.6 million, partially offset by decreases in (iii) the Revolving Credit Facility of $43.8 million, (iv) the FTAI Pride Credit Agreement of $38.4 million, which was repaid in full in March 2020 and (v) the 2022 Notes of $11.3 million.
Operating expenses increased $7.9 million which primarily reflects higher (i) charter costs of $4.2 million in our offshore energy business, (ii) repairs and maintenance of $1.6 million in our offshore energy business and (iii) compensation and benefits of $1.1 million in our railcar cleaning business due to higher volumes.
Management fees and incentive allocation to affiliate decreased $17.5 million which reflects (i) lower incentive fees of $21.2 million due to the decrease in gains on sale of assets, net, partially offset by (ii) an increase of $3.7 million in the base management fee as our average total equity was higher in 2020 compared to 2019.
Acquisition and transaction expenses decreased $1.7 million primarily due to a higher volume of transactions in 2019.
Other (expense) income
Other income decreased $7.7 million primarily due to a loss on extinguishment of debt of $6.9 million due to the early repayment of $300 million of the 2022 Notes in December 2020.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $24.4 million primarily due to the changes noted above.

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
Geographic Information
Please refer to Note 17 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2020, 2019 and 2018, as well as a report, by geographic area for each segment, of our total property, plant and equipment and equipment held for lease as of December 31, 2020 and 2019.

Liquidity and Capital Resources
On July 28, 2020, we issued $400 million aggregate principal amount of 2027 Notes. We used a portion of the proceeds to repay $220 million of outstanding borrowings under the Revolving Credit Facility, and intend to use the remaining proceeds for general corporate purposes, and the funding of future acquisitions and investments, including aviation investments.
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
On December 23, 2020, we issued an additional $400 million aggregate principal amount of 2025 Notes. We used a portion of the proceeds to repay $300 million of outstanding 2022 Notes through the Tender Offer and $50 million of outstanding borrowings under the Revolving Credit Facility, and intend to use the remaining proceeds for general corporate purposes, and the funding of future acquisitions and investments, including aviation investments. Following the repayment, we have additional borrowing capacity of $250 million under the Revolving Credit Facility.
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
•Cash used for the purpose of making investments was $597.5 million, $942.5 million, and $751.5 million during the years ended December 31, 2020, 2019, and 2018, respectively.
•Distributions to shareholders, including cash dividends, were $131.4 million, $115.4 million and $110.6 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $110.3 million, $229.7 million and $189.3 million during the years ended December 31, 2020, 2019, and 2018, respectively.
•During the year ended December 31, 2020, additional borrowings were obtained in connection with the (i) 2025 Notes of $407.0 million, (ii) 2027 Notes of $400.0 million, (iii) Revolving Credit Facility of $270.0 million and (iv) Series 2020 Bonds (as defined in Note 9) of $264.0 million. We made principal payments of $852.2 million related to the 2022 Notes, Revolving Credit Facility, Series 2016 Bonds, Jefferson Revolver, Series 2012 Bonds and FTAI Pride Credit Agreement.
During the year ended December 31, 2019, additional borrowings were obtained in connection with (i) the Revolving Credit Facility of $250.0 million, (ii) LREG Credit Agreement of $173.5 million, (iii) the 2025 Notes of $148.7 million, (iv) the 2022 Notes of $147.8 million, (v) the DRP Revolver of $25.0 million, (vi) the Jefferson Revolver of $23.2 million and (vii) CMQR Credit Agreement of $20.9 million. We made principal payments of $405.1 million primarily related to the Revolving Credit Facility, Jefferson Revolver and CMQR Credit Agreement.

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
•Proceeds from the sale of subsidiaries and assets were $72.2 million, $432.3 million and $44.1 million during the years ended December 31, 2020, 2019, and 2018, respectively.
•Proceeds from the issuance of common shares were $148.3 million, net of issuance costs of $0.8 million, during the year ended December 31, 2018. There were no issuances of common shares in 2020 or 2019.
•Proceeds from the issuance of preferred shares, net of underwriters discount and issuance costs, were $19.7 million and $194.0 million during the years ended December 31, 2020 and 2019, respectively.
Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. Our board of directors takes this and other factors into account as part of any decision to pay a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.
We are currently evaluating several potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. However, as of the date of this filing, none of these transactions or negotiations are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
The following table presents our historical cash flow:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flow data:
Net cash provided by operating activities	$63,106	$151,043	$133,697
Net cash used in investing activities	(509,123)	(495,236)	(703,533)
Net cash provided by financing activities	364,918	465,873	597,867
Comparison of the years ended December 31, 2020 and 2019
Net cash provided by operating activities decreased $87.9 million, which primarily reflects (i) a decrease in net income of $311.5 million and (ii) changes in management fees payable to affiliate, accounts receivable, accounts payable and accrued liabilities, other assets and other liabilities of $83.6 million, partially offset by (iii) a change in gain on sale of subsidiaries and assets of $279.7 million and (iv) a change in security deposits and maintenance claims included in earnings of $14.0 million
Net cash used in investing activities increased $13.9 million primarily due to (i) a decrease in proceeds from the sale of subsidiaries of $183.8 million and (ii) a decrease in proceeds from the sale of leasing equipment of $176.3 million, partially offset by (iii) an decrease in acquisitions of leasing equipment of $247.0 million, (iv) a decrease in acquisitions of property, plant and equipment of $66.3 million and (v) a decrease in the acquisition of the remaining interest in a JV investment of $28.8 million.
Net cash provided by financing activities decreased $101.0 million primarily due to (i) an increase in repayments of debt of $447.1 million, (ii) a decrease in proceeds from the issuance of preferred shares, net of $174.3 million and (iii) a decrease in receipt of maintenance deposits of $31.9 million, partially offset by (iv) an increase in proceeds from debt of $552.2 million.
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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$63,106	$151,043	$133,697
Add: Principal collections on finance leases	13,823	13,398	1,981
Add: Proceeds from sale of assets	72,175	432,273	44,085
Add: Return of capital distributions from unconsolidated entities	—	1,555	2,085
Less: Required payments on debt obligations (1)	—	(36,559)	(7,793)
Less: Capital distributions to non-controlling interest	—	—	—
Exclude: Changes in working capital	88,314	4,726	7,610
Funds Available for Distribution (FAD)	$237,418	$566,436	$181,665
_____________________________________________________

(1) Required payments on debt obligations for the year ended December 31, 2020 exclude repayments of $306,206 for the 2022 Notes, $270,000 for the Revolving Credit Facility, $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement, and for the year ended December 31, 2019 exclude repayments of $350,000 for the Revolving Credit Facility and $18,572 for the CMQR Credit Agreement, and for the year ended December 31, 2018 exclude repayments of $175,000 for the Revolving Credit Facility and $36,026 for the CMQR Credit Agreement, all of which were voluntary refinancings as repayments of these amounts were not required at such time.
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
Debt Obligations
See Note 9 to the consolidated financial statements for information related to our debt obligations.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of December 31, 2020, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of December 31, 2020.

	Payments Due by Period
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
DRP Revolver	$25,000	$25,000	$—	$—	$—	$—	$—
Revolving Credit Facility	—	—	—	—	—	—	—
Series 2020 Bonds	263,980	—	—	—	—	79,060	184,920
Senior Notes due 2022	400,000	—	400,000	—	—	—	—
Senior Notes due 2025	850,000	—	—	—	—	850,000	—
Senior Notes due 2027	400,000	—	—	—	—	—	400,000
Total principal payments on loans and bonds payable	1,938,980	25,000	400,000	—	—	929,060	584,920

Total estimated interest payments (1)	717,439	133,693	111,815	106,190	106,190	91,279	168,272
Operating lease obligations	168,323	4,759	4,632	4,585	4,354	4,224	145,769
	885,762	138,452	116,447	110,775	110,544	95,503	314,041
Total contractual obligations	$2,824,742	$163,452	$516,447	$110,775	$110,544	$1,024,563	$898,961
______________________________________________________________________________________
(1) Estimated interest payments based on rates as of December 31, 2020.

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
Management develops the assumptions used in the recoverability analysis based on its knowledge of active contracts, current and future expectations of the global demand for a particular asset and historical experience in the leasing markets, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, terminal service, and freight rail rates, residual values, economic conditions, technology, demand for a particular asset type and other factors. With respect to our offshore energy business, although we expect current market conditions to improve, if such conditions persist for an extended period of time, this could result in the impairment of some of our offshore vessels.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.7 million and $122.6 million as of December 31, 2020 and 2019, respectively.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2020 or 2019.
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
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal reporting unit or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage of heavy and light crude and refined products during 2021 and beyond subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 4.4 million of storage, or approximately 20.3% of capacity, is currently operational. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that effect long term refining planned output could impact Jefferson Terminal operations. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 13.5% and our terminal growth rate of 2%.

Furthermore, both inbound and outbound pipelines projects are becoming fully operational early in 2021 to and from the Jefferson Terminal and will affect our forecasted growth and therefore our estimated fair value. We expect the Jefferson Terminal segment to continue to generate positive Adjusted EBITDA during 2021. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. The impact of the COVID-19 global pandemic during 2020 certainly negatively affected refining volumes and therefore Jefferson Terminal crude throughput but we anticipate the impact to normalize over 2021 and ramp back to normal levels by 2022. Furthermore, we anticipate strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate as Canadian crude pipeline apportionment increases and our pipeline connections become fully operational during 2021, we remain positive for the outlook of Jefferson Terminal’s earnings potential.
There were no impairments of goodwill for the years ended December 31, 2020, 2019, and 2018.
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
Our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our finance leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).
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
As of December 31, 2020, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.2 million or a decrease of approximately $0.1 million in interest expense over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortress Transportation and Infrastructure Investors LLC (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill-Jefferson Terminal Reporting Unit

Description of the Matter	At December 31, 2020, the Company’s goodwill was $122.7 million for the Jefferson Terminal reporting unit. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing the fair value of the Jefferson Terminal reporting unit used in the annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Jefferson Terminal reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the extent and timing of future cash flows (including forecasted revenue growth rates and EBITDA margins), capital expenditures and discount rate, which are affected by expectations about the Company’s ability to secure additional contracts and increase volumes from existing contracts as well as expectations about the overall industry, market and economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including tests of controls over management’s review of valuation methodology and significant assumptions described above.

To test the estimated fair value of the Company’s Jefferson Terminal reporting unit for use in the goodwill impairment assessment, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Company in its impairment test. For example, we compared the significant assumptions used by management to current industry, market and economic trends; to the historical results of the reporting unit and other guideline companies within the same industry; and evaluated whether changes to the Company’s business model, customer base or product mix and other relevant factors would affect the significant assumptions. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over significant assumptions to evaluate the changes in the fair value of the Jefferson Terminal reporting unit that would result from changes in the significant assumptions. We also involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions.

Recognition of Maintenance Revenue for Aircraft Leases

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes maintenance revenue for aircraft leases related to the portion of maintenance payments received from lessees that are not expected to be reimbursed for maintenance events. Revenue related to maintenance on leased aircraft is recorded as a component of Maintenance revenue which totaled $101.5 million for the year ended December 31, 2020, as disclosed in Note 12.

Auditing maintenance revenue related to aircraft leases was complex and highly judgmental due to the significant estimation involved in projecting the timing of future major maintenance events. In particular, such estimates are sensitive to significant assumptions such as the mean time between removal (MTBR) and forecasted utilization of the aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Changes to these significant assumptions could have a material effect on the amount of revenue recognized in the period.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s maintenance revenue recognition process, including controls over management’s review of the significant assumptions used in determining the estimated timing of major maintenance events as described above.

To test maintenance revenue for aircraft leases, we performed audit procedures that included, among others, assessing the Company’s revenue recognition methodology and testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to the underlying customer lease agreements, historical utilization and third- party estimates for MTBR, when available. We tested management’s retrospective review of timing of estimated maintenance events to actual results to assess the historical accuracy of significant assumptions and contrary evidence, if any. We also performed a sensitivity analysis on utilization of the aircraft to evaluate the changes in the timing of the maintenance events from changes in utilization assumptions and the impact, if any, on maintenance revenue recognized in the period.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
New York, New York
February 26, 2021

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2020	2019
Assets
Cash and cash equivalents	2	$121,703	$226,512
Restricted cash	2	39,715	16,005
Accounts receivable, net		91,691	49,470
Leasing equipment, net	4	1,635,259	1,707,059
Operating lease right-of-use assets, net	13	62,355	37,466
Finance leases, net	5	6,927	8,315
Property, plant, and equipment, net	6	964,363	732,109
Investments	7	146,515	180,550
Intangible assets, net	8	18,786	27,692
Goodwill		122,735	122,639
Other assets	2	177,928	129,105
Total assets		$3,387,977	$3,236,922

Liabilities
Accounts payable and accrued liabilities		$113,185	$144,855
Debt, net	9	1,904,762	1,420,928
Maintenance deposits	2	148,293	208,944
Security deposits	2	37,064	45,252
Operating lease liabilities	13	62,001	36,968
Other liabilities		23,351	41,118
Total liabilities		$2,288,656	$1,898,065

Commitments and contingencies	19

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 85,617,146 and 84,917,448 shares issued and outstanding as of December 31, 2020 and 2019, respectively)		$856	$849
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 9,120,000 and 8,050,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively)		91	81
Additional paid in capital		1,130,106	1,110,122
(Accumulated deficit) retained earnings		(28,158)	190,453
Accumulated other comprehensive (loss) income		(26,237)	372
Shareholders' equity		1,076,658	1,301,877
Non-controlling interest in equity of consolidated subsidiaries		22,663	36,980
Total equity		$1,099,321	$1,338,857
Total liabilities and equity		$3,387,977	$3,236,922

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2020	2019	2018
Revenues
Equipment leasing revenues		$297,934	$349,322	$253,039
Infrastructure revenues		68,562	229,452	89,073
Total revenues	12	366,496	578,774	342,112

Expenses
Operating expenses		109,512	291,572	138,406
General and administrative		18,159	16,905	15,290
Acquisition and transaction expenses		9,868	17,623	6,968
Management fees and incentive allocation to affiliate	16	18,519	36,059	15,726
Depreciation and amortization	4, 6, 8	172,400	169,023	133,908
Asset impairment		33,978	4,726	—
Interest expense		98,206	95,585	56,845
Total expenses		460,642	631,493	367,143

Other (expense) income
Equity in losses of unconsolidated entities	7	(5,039)	(2,375)	(1,008)
(Loss) gain on sale of assets, net		(308)	203,250	3,911
Loss on extinguishment of debt		(11,667)	—	—
Interest income		162	531	488
Other income		70	3,445	3,983
Total other (expense) income		(16,782)	204,851	7,374
(Loss) income from continuing operations before income taxes		(110,928)	152,132	(17,657)
(Benefit from) provision for income taxes	15	(5,905)	17,810	2,449
Net (loss) income from continuing operations		(105,023)	134,322	(20,106)
Net income from discontinued operations, net of income taxes	3	1,331	73,462	4,402
Net (loss) income		(103,692)	207,784	(15,704)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		(16,522)	(17,571)	(21,925)
Discontinued operations	3	—	247	339
Less: Dividends on preferred shares		17,869	1,838	—
Net (loss) income attributable to shareholders		$(105,039)	$223,270	$5,882

(Loss) earnings per share:
Basic	18
Continuing operations		$(1.24)	$1.74	$0.02
Discontinued operations		$0.02	$0.85	$0.05
Diluted	18
Continuing operations		$(1.24)	$1.74	$0.02
Discontinued operations		$0.02	$0.85	$0.05
Weighted average shares outstanding:
Basic		86,015,702	85,992,019	83,654,068
Diluted		86,015,702	86,029,363	83,664,833

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(103,692)	$207,784	$(15,704)
Other comprehensive (loss) income:
Other comprehensive (loss) income related to equity method investees, net (1)	(26,609)	372	—
Comprehensive (loss) income	(130,301)	208,156	(15,704)
Comprehensive (loss) income attributable to non-controlling interest:
Continuing operations	(16,522)	(17,571)	(21,925)
Discontinued operations	—	247	339
Comprehensive (loss) income attributable to shareholders	$(113,779)	$225,480	$5,882
__________________________________________________

(1) Net of deferred tax (benefit) expense of $(7,075) and $99 for the years ended December 31, 2020 and 2019.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2017	$758	$—	$985,009	$(38,699)	$—	$88,007	$1,035,075
Net income (loss)				5,882		(21,586)	(15,704)
Other comprehensive income				—	—	—	—
Total comprehensive income (loss)				5,882	—	(21,586)	(15,704)
Purchase of non-controlling interest			7,225			(10,930)	(3,705)
Issuance of common shares	82		147,717			—	147,799
Dividends declared - common shares			(110,584)			—	(110,584)
Equity-based compensation			9			892	901
Equity - December 31, 2018	$840	$—	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net income (loss)				225,108		(17,324)	207,784
Other comprehensive income				—	372	—	372
Total comprehensive income (loss)				225,108	372	(17,324)	208,156
Settlement of equity-based compensation						(10,483)	(10,483)
Issuance of common shares	9		384			—	393
Conversion of participating securities			(8)				(8)
Dividends declared - common shares			(113,541)			—	(113,541)
Issuance of preferred shares		81	193,911				193,992
Dividends declared - preferred shares				(1,838)			(1,838)
Equity-based compensation			—			8,404	8,404
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net loss				(87,170)		(16,522)	(103,692)
Other comprehensive loss				—	(26,609)	—	(26,609)
Total comprehensive loss				(87,170)	(26,609)	(16,522)	(130,301)
Settlement of equity based compensation						(120)	(120)
Issuance of common shares	7		304				311
Conversion of participating securities			(7)				(7)
Dividends declared - common shares				(113,572)			(113,572)
Issuance of preferred shares		10	19,687				19,697
Dividends declared - preferred shares				(17,869)			(17,869)
Equity-based compensation			—			2,325	2,325
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(103,692)	$207,784	$(15,704)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Equity in losses of unconsolidated entities	5,039	2,375	1,008
Gain on sale of subsidiaries	(1,331)	(198,764)	—
Loss (gain) on sale of assets, net	308	(81,954)	(3,911)
Security deposits and maintenance claims included in earnings	(6,362)	(20,385)	(6,323)
Loss on extinguishment of debt	11,667	—	—
Equity-based compensation	2,325	8,404	901
Depreciation and amortization	172,400	171,225	136,354
Asset impairment	33,978	4,726	—
Change in deferred income taxes	(5,851)	14,495	649
Change in fair value of non-hedge derivatives	181	4,555	(5,523)
Amortization of lease intangibles and incentives	30,346	30,162	26,659
Amortization of deferred financing costs	7,315	8,333	5,430
Bad debt expense	3,595	3,986	1,771
Other	1,502	827	(4)
Change in:
Accounts receivable	(59,734)	(22,622)	(23,340)
Other assets	3,660	(17,890)	(26,212)
Accounts payable and accrued liabilities	(5,258)	31,543	30,471
Management fees payable to affiliate	(20,622)	19,080	1,820
Other liabilities	(6,360)	(14,837)	9,651
Net cash provided by operating activities	63,106	151,043	133,697

Cash flows from investing activities:
Investment in notes receivable	—	—	(912)
Investment in unconsolidated entities and available for sale securities	(4,690)	(13,500)	(1,115)
Principal collections on finance leases	13,823	13,398	1,981
Acquisition of leasing equipment	(321,606)	(568,569)	(497,988)
Acquisition of property, plant and equipment	(264,829)	(331,171)	(229,963)
Acquisition of lease intangibles	1,997	606	(11,396)
Acquisition of remaining interest in JV investment	—	(28,828)	—
Purchase deposit for aircraft and aircraft engines	(8,343)	(1,000)	(10,150)
Proceeds from sale of subsidiaries	—	183,819	—
Proceeds from sale of leasing equipment	72,175	248,454	44,062
Proceeds from sale of property, plant and equipment	—	—	23
Proceeds from deposit on sale of leasing equipment	—	—	240
Return of deposit on sale of leasing equipment	2,350	—	(400)
Return of capital distributions from unconsolidated entities	—	1,555	2,085
Net cash used in investing activities	$(509,123)	$(495,236)	$(703,533)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from debt	$1,340,981	$788,829	$750,980
Repayment of debt	(852,197)	(405,131)	(218,819)
Payment of deferred financing costs	(28,243)	(34,218)	(3,055)
Receipt of security deposits	3,242	7,887	9,264
Return of security deposits	(4,655)	(368)	(1,775)
Receipt of maintenance deposits	33,369	65,279	53,645
Release of maintenance deposits	(15,712)	(26,940)	(25,582)
Proceeds from issuance of common shares, net of underwriter's discount	—	—	148,318
Common shares issuance costs	—	—	(820)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	19,694	193,992	—
Settlement of equity-based compensation	(120)	(8,078)	—
Purchase of non-controlling interest shares	—	—	(3,705)
Cash dividends - common shares	(113,572)	(113,541)	(110,584)
Cash dividends - preferred shares	(17,869)	(1,838)	—
Net cash provided by financing activities	364,918	465,873	597,867

Net (decrease) increase in cash and cash equivalents and restricted cash	(81,099)	121,680	28,031
Cash and cash equivalents and restricted cash, beginning of period	242,517	120,837	92,806
Cash and cash equivalents and restricted cash, end of period	$161,418	$242,517	$120,837

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$71,637	$83,164	$43,636
Cash paid for taxes	—	1,072	721

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from borrowings of debt	$—	$—	$511
Repayment and settlement of debt	—	(24,250)	—
Acquisition of leasing equipment	141,478	(24,530)	(14,263)
Acquisition of property, plant and equipment	(13,237)	(47,520)	(17,587)
Investment in Long Ridge JV	—	155,589	—
Settled and assumed security deposits	(5,825)	(239)	3,793
Settlement of equity based compensation	—	(2,405)	—
Billed, assumed and settled maintenance deposits	(58,906)	15,117	24,518
Deferred financing costs	—	(1,161)	(4,500)
Equity compensation to non-controlling interest	—	—	892
Change in fair value of cash flow hedge		372	—
Non-cash change in equity method investment	(26,609)	—	—
Transfer of non-controlling interest	—	—	7,225
Issuance of common shares	304	385	301

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations within our Aviation Leasing segment. Aviation inventory is carried at the lower of cost or net realizable value on our balance sheet. We had Aviation inventory of $58.2 million and $9.6 million as of December 31, 2020 and 2019, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $0.1 million and $5.6 million as of December 31, 2020 and 2019, respectively, which is included in Other assets in the Consolidated Balance Sheets.
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

Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Project costs of major additions and betterments, including pre-construction costs and other costs directly related to the development or construction of project, are capitalized and depreciation commences once it is placed into service. Interest costs directly related to and incurred during the construction period of property, plant and equipment are capitalized. Significant spare parts are depreciated in conjunction with the underlying property, plant and equipment asset when placed in service.
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
In accounting for leasing equipment, we make estimates about the expected useful lives, residual values and the fair value of acquired in-place leases and acquired maintenance liabilities (for aviation equipment). In making these estimates, we rely upon observable market data for the same or similar types of equipment and, in the case of aviation equipment, our own estimates with respect to a lessee’s anticipated utilization of the aircraft or engine. During the fourth quarter of 2020, we changed the estimated useful lives and residual values of certain aircraft engines based on observable market data. This change in estimate resulted in additional depreciation expense of $3.8 million during the quarter and will increase annual depreciation expense by approximately $1.6 million. When we acquire leasing equipment subject to an in-place lease, determining the fair value of the in-place lease requires us to make assumptions regarding the current fair values of leases for identical or similar equipment, in order to determine if the in-place lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
We, through our equity method investment in Long Ridge, have a working interest in various natural gas reserves located in southeastern Ohio. Our interest in this natural gas joint venture is consolidated on a proportionate basis in accordance with Accounting Standards Codification (“ASC”) Topic 932 Extractive Activities – Oil and Gas. We follow the successful efforts method of accounting for costs incurred in oil and gas producing activities. Capitalized costs are amortized using the unit-of-production method based on total proved reserves.
Capitalized Interest—The interest cost associated with major development, construction projects and tax exempt bonds is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $20.9 million, $11.9 million and $10.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense was $4.1 million, $5.0 million and $8.3 million during the years ended December 31, 2020, 2019 and 2018, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.7 million and $122.6 million as of December 31, 2020 and 2019, respectively.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2020 or 2019.
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
Although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows of the Jefferson Terminal reporting unit or other key inputs are negatively revised in the future, the estimated fair value of the Jefferson Terminal reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage of heavy and light crude and refined products during 2021 and beyond subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. Jefferson Terminal was designed to reach a storage capacity of 21.7 million barrels, and 4.4 million of storage, or approximately 20.3% of capacity, is currently operational. If the Company strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting units would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that effect long term refining planned output could impact Jefferson Terminal operations. Other assumptions utilized in our annual impairment analysis that are significant in determination of the fair value of the reporting unit include the discount rate utilized in our discounted cash flow analysis of 13.5% and our terminal growth rate of 2%.
Furthermore, both inbound and outbound pipelines projects are becoming fully operational early in 2021 to and from the Jefferson Terminal and will affect our forecasted growth and therefore our estimated fair value. We expect the Jefferson Terminal segment to continue to generate positive Adjusted EBITDA during 2021. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. The impact of the COVID-19 global pandemic during 2020 certainly negatively affected refining volumes and therefore Jefferson Terminal crude throughput but we anticipate the impact to normalize over 2021 and ramp back to normal by 2022. Furthermore, we anticipate strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate as Canadian crude pipeline apportionment increases and our pipeline connections become fully operational during 2021, we remain positive for the outlook of Jefferson Terminal’s earnings potential.
There were no impairments of goodwill for the years ended December 31, 2020, 2019, and 2018.
Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and existing customer relationships acquired in connection with the acquisition of Jefferson Terminal.
In accounting for acquired leasing equipment, we make estimates about the fair value of the acquired leases. In determining the fair value of these leases, we make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into rental income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of approximately 20 months as of December 31, 2020, and are recorded as a component of equipment leasing revenues in the accompanying Consolidated Statements of Operations.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 10 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated Statements of Operations. The weighted-average remaining amortization period was approximately 43 months as of December 31, 2020.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $36.2 million and $18.1 million as of December 31, 2020 and 2019, respectively, are included in Debt, net in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $1.6 million and $1.7 million as of December 31, 2020 and 2019, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $7.3 million, $8.1 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the year ended December 31, 2020.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 11% of our revenue from one customer in the Aviation Leasing segment during the year ended December 31, 2020, and 19% and 16% of our revenue from one customer in the Jefferson Terminal segment during the years ended December 31, 2019, and 2018, respectively.
As of December 31, 2020, there were two customers in the Aviation segment that represented 40% and 15% of total accounts receivable, net. As of December 31, 2019, accounts receivable from one customer in the Jefferson Terminal segment represented 16% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $4.6 million and $1.3 million as of December 31, 2020 and 2019, respectively. Bad debt expense was $3.6 million, $3.8 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Derivatives Not Designated as Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. The change in fair value of these contracts is recognized in Equity in earnings (losses) in unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in earnings (losses) in unconsolidated entities in our Consolidated Statements of Cash Flows.
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
Other Assets—Other assets is primarily comprised of commodities inventory of $0.1 million and $5.6 million, purchase deposits for acquisitions of $6.1 million and $1.2 million, lease incentives of $55.1 million and $45.3 million, prepaid expenses of $10.1 million and $4.1 million, maintenance right assets of $6.4 million and $24.5 million and spare parts of $58.2 million and $9.6 million as of December 31, 2020 and 2019, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. In both the quarters ended December 31, 2020 and 2019, the Board of Directors declared a cash dividend of $0.33 per common share, for a total of $1.32 per common share for each of the years ended December 31, 2020 and 2019.
Additionally, in the quarter ended December 31, 2020, the Board of Directors declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 and $0.50 per share, respectively, for a total of $2.06 and $2.10 per share, respectively, for the year ended December 31, 2020. In the quarter and year ended December 31, 2019, the Board of Directors declared a cash dividend on the Series A Preferred Shares of $0.53 per share.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the significant components of net income from discontinued operations:

	Year Ended December 31,
	2020	2019	2018
Revenues
Total revenues	$—	$39,071	$37,766
Expenses
Operating expense	—	32,815	30,944
Acquisition and transaction expenses	—	5,526	—
Depreciation and amortization	—	2,202	2,446
Interest expense	—	1,458	1,009
Total expenses	—	42,001	34,399
Gain on sale of assets, net	1,331	77,468	—
Other expense	—	—	(42)
Other income (expense)	1,331	77,468	(42)
Income before income taxes	1,331	74,538	3,325
Provision for (benefit from) income taxes	—	1,076	(1,077)
Net income	1,331	73,462	4,402
Less: Net income attributable to non-controlling interests in consolidated subsidiaries	—	247	339
Net income attributable to shareholders	$1,331	$73,215	$4,063

The following table presents the significant non-cash items and capital expenditures from discontinued operations:

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Depreciation and amortization	$—	$2,202	$2,446
Amortization of deferred financing costs	—	256	282
Share-based compensation expense	—	3,114	184
Investing activities:
Purchases of property, plant and equipment	$—	$(6,949)	$(8,461)

4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2020	2019
Leasing equipment	$2,042,404	$2,019,773
Less: Accumulated depreciation	(407,145)	(312,714)
Leasing equipment, net	$1,635,259	$1,707,059

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
During the year ended December 31, 2020, we evaluated our leasing equipment portfolio and identified certain assets with indicators of impairment including, but not limited to, early lease terminations and a decline in market values due to the ongoing COVID-19 pandemic for leasing equipment we have decided to sell. For these assets, we performed a recoverability assessment at the individual asset level and determined that the carrying amounts exceeded the estimated future undiscounted net cash flows and these assets were impaired. To determine fair value, we used both a market approach, using quoted market prices for the same or similar assets, and an income approach, using discounted cash flows and an estimated discount rate. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $34.0 million, net of redelivery compensation.
The following table presents information related to acquisitions and dispositions of aviation leasing equipment:

	Year Ended December 31,
	2020	2019	2018
Acquisitions:
Aircraft	20	31	29
Engines	37	31	34
Dispositions:
Aircraft	—	5	1
Engines	25	58	13

Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Depreciation expense for leasing equipment	$142,266	$137,004	$110,012

5. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	December 31,
	2020	2019
Finance leases	$9,389	$12,388
Unearned revenue	(2,462)	(4,073)
Finance leases, net	$6,927	$8,315

During the third quarter of 2020, we entered into a 15 month sales-type lease arrangement for three engines. During the fourth quarter of 2020, the lessee exercised its option to purchase the three engines for an amount equal to the remaining principal balance plus unpaid accrued interest per the terms of the arrangement.
Additionally, during 2019, we received insurance proceeds for a vessel which was on nonaccrual status due to a casualty event. The insurance proceeds were in excess of the book value of the finance lease, which was written down to zero, and we recognized a gain of approximately $1.0 million which is included in Other income in the Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2020	2019
Land, site improvements and rights	$52,047	$51,901
Construction in progress	425,261	211,110
Buildings and improvements	4,491	3,783
Terminal machinery and equipment	557,788	519,603
Track and track related assets	2,349	2,208
Railroad equipment	5,560	4,823
Computer hardware and software	5,101	4,325
Furniture and fixtures	2,449	2,322
Other	5,870	1,969
	1,060,916	802,044
Less: Accumulated depreciation	(96,553)	(69,935)
Property, plant and equipment, net	$964,363	$732,109

We added property, plant and equipment of $258.9 million and $85.4 million during the years ended December 31, 2020 and 2019, respectively, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Depreciation expense for property, plant and equipment:
Continuing operations	$26,581	$28,466	$20,343
Discontinued operations	—	2,187	2,401
Total	$26,581	$30,653	$22,744

7. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2020	December 31, 2019
Advanced Engine Repair JV	Equity method	25%	$22,721	$24,652
Intermodal Finance I, Ltd.	Equity method	51%	—	501
Long Ridge Terminal LLC	Equity method	50%	122,539	155,397
FYX Trust Holdco LLC	Equity	14%	1,255	—
			$146,515	$180,550

We did not recognize any other-than-temporary impairments for the year ended December 31, 2020.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) earnings:

	Year Ended December 31,
	2020	2019	2018
Advanced Engine Repair JV	$(1,931)	$(1,829)	$(743)
JGP Energy Partners LLC	—	(292)	(574)
Intermodal Finance I, Ltd.	114	(62)	309
Long Ridge Terminal LLC	(3,222)	(192)	—
Total	$(5,039)	$(2,375)	$(1,008)

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
Advanced Engine Repair JV
In 2016, we invested $15 million for a 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
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
As of December 31, 2020, Intermodal owns a portfolio of approximately 1,400 shipping containers subject to multiple operating leases.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for our equity method investments:

	December 31,
Balance Sheet	2020	2019
Assets
Cash and cash equivalents	$11,791	$16,812
Restricted cash	27,000	30,917
Accounts receivable, net	5,803	12,219
Leasing equipment, net	1,078	2,546
Property, plant, and equipment, net	612,234	390,416
Intangible assets, net	90,820	123,638
Goodwill	89,390	89,294
Other assets	10,777	6,667
Total assets	$848,893	$672,509

Liabilities
Accounts payable and accrued liabilities	$30,464	$37,437
Debt, net	456,448	186,953
Other liabilities	36,700	530
Total liabilities	523,612	224,920

Equity
Shareholders’ equity	348,402	465,461
Accumulated deficit	(23,121)	(17,872)
Total equity	325,281	447,589
Total liabilities and equity	$848,893	$672,509

	Year Ended December 31,
Income Statement	2020	2019	2018
Revenue	$25,079	$8,887	$9,435
Total revenue	25,079	8,887	9,435
Expenses
Research and development cost	6,663	6,323	2,134
Operating expenses	16,987	7,669	8,435
General and administrative	1,191	1,550	1,437
Management fees and incentive allocation to affiliate	11,004	142	400
Depreciation and amortization	92	2,351	2,158
Interest expense	2,267	285	937
Total expenses	38,204	18,320	15,501
Other (expense) income	(1,585)	734	2,070
Loss before income taxes	(14,710)	(8,699)	(3,996)
Provision for income taxes	—	—	—
Net loss	$(14,710)	$(8,699)	$(3,996)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
8. INTANGIBLE ASSETS AND LIABILITIES, NET
Our intangible assets and liabilities, net are summarized as follows:

	December 31, 2020
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$35,349	$—	$35,349
Less: Accumulated amortization	(29,591)	—	(29,591)
Acquired favorable lease intangibles, net	5,758	—	5,758
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(22,485)	(22,485)
Acquired customer relationships, net	—	13,028	13,028
Total intangible assets, net	$5,758	$13,028	$18,786

Intangible liabilities
Acquired unfavorable lease intangibles	$7,151	$—	$7,151
Less: Accumulated amortization	(4,604)	—	(4,604)
Acquired unfavorable lease intangibles, net	$2,547	$—	$2,547

	December 31, 2019
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$49,762	$—	$49,762
Less: Accumulated amortization	(38,652)	—	(38,652)
Acquired favorable lease intangibles, net	11,110	—	11,110
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(18,931)	(18,931)
Acquired customer relationships, net	—	16,582	16,582
Total intangible assets, net	$11,110	$16,582	$27,692

Intangible liabilities
Acquired unfavorable lease intangibles	$5,170	$—	$5,170
Less: Accumulated amortization	(3,014)	—	(3,014)
Acquired unfavorable lease intangibles, net	$2,156	$—	$2,156

Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2020	2019	2018
Lease intangibles	Equipment leasing revenues	$3,747	$7,181	$8,588
Customer relationships:	Depreciation and amortization
Continuing operations		3,553	3,553	3,553
Discontinued operations		—	15	45
Total		$7,300	$10,749	$12,186

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

As of December 31, 2020, estimated net annual amortization of intangibles is as follows:

2021	$6,330
2022	4,330
2023	3,343
2024	2,236
2025	—
Thereafter	—
Total	$16,239

9. DEBT, NET
Our debt, net is summarized as follows:

	December 31, 2020			December 31, 2019
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
FTAI Pride Credit Agreement	$—	N/A	N/A	$36,009
Jefferson Revolver	—	N/A	N/A	50,000
DRP Revolver (1)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	25,000
Revolving Credit Facility (2)	—	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	—
Total loans payable	25,000			111,009
Bonds payable
Series 2012 Bonds (3)	—	N/A	N/A	41,059
Series 2016 Bonds	—	N/A	N/A	144,200
Series 2020 Bonds	263,980	See below	See below	—
Senior Notes due 2022 (4)	406,307	6.75%	3/15/2022	697,814
Senior Notes due 2025 (5)	845,697	6.50%	10/1/2025	444,957
Senior Notes due 2027	400,000	9.75%	8/1/2027	—
Total bonds payable	1,915,984			1,328,030
Debt	1,940,984			1,439,039
Less: Debt issuance costs	(36,222)			(18,111)
Total debt, net	$1,904,762			$1,420,928

Total debt due within one year	$25,000			$182,019
______________________________________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes unamortized premium of $1,509 as of December 31, 2019.
(4) Includes unamortized discount of $2,230 and $5,429, respectively, and an unamortized premium of $8,537 and $3,243, respectively, as of December 31, 2020 and 2019.
(5) Includes unamortized discount of $4,303 and $5,043 as of December 31, 2020 and 2019, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Series 2020 Bonds—On February 11, 2020, our subsidiary (“Jefferson”) issued Series 2020 Bonds in an aggregate principal amount of $264.0 million (“Jefferson Refinancing”). The Series 2020 Bonds are designated as $184.9 million of Series 2020A Dock and Wharf Facility Revenue Bonds (the “Tax Exempt Series 2020A Bonds”), and $79.1 million of Series 2020B Taxable Facility Revenue Bonds (the “Taxable Series 2020B Bonds”).
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
FTAI Pride Credit Agreement—During March 2020, we repaid the FTAI Pride Credit Agreement in full.
Revolving Credit Facility—On May 11, 2020, we entered into an amendment to the Revolving Credit Facility which, among other things, (i) permits the incurrence of additional secured indebtedness to finance the potential acquisition of certain aviation assets, subject to certain limitations, (ii) provides that, to the extent borrowings under the existing agreement exceed $150 million, we will pledge certain aviation assets as additional collateral and (iii) incorporates certain other updates, including procedures by which the parties will select a replacement benchmark interest rate in the event that LIBOR is no longer available or appropriate as a reference rate upon which to determine the interest rate under the existing agreement.
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
Senior Notes due 2025—On December 23, 2020, we issued an additional $400 million of 2025 Notes at an offering price of 101.75% of the principal amount plus accrued interest from and including October 1, 2020.
We used a portion of the proceeds to repay $300 million of outstanding 2022 Notes through the Tender Offer (as defined below), and to repay $50 million of borrowings under the Revolving Credit Facility.
Tender Offer for Senior Notes due 2022—On December 9, 2020, we commenced a cash tender offer (the “Tender Offer”) for up to $300 million aggregate principal amount of the 2022 Notes.
On December 23, 2020, we completed the Tender Offer for the entire $300 million aggregate principal amount of 2022 Notes validly tendered in connection with the Tender Offer. Holders whose notes were accepted for purchase received total consideration of $1,016.00 per $1,000 principal amount of 2022 Notes, including an early tender premium equal to $30.00 per $1,000 principal amount of 2022 Notes, plus accrued and unpaid interest on the 2022 Notes from September 15, 2020 (the most recent payment of semi-annual interest) to, but not including, December 23, 2020, subject to the terms and conditions of the Tender Offer. We recognized a loss on extinguishment of debt of $6.9 million in connection with this transaction.
We were in compliance with all debt covenants as of December 31, 2020.
As of December 31, 2020, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
DRP Revolver	$25,000	$—	$—	$—	$—	$—	$25,000
Revolving Credit Facility	—	—	—	—	—	—	—
Series 2020 Bonds	—	—	—	—	79,060	184,920	263,980
Senior Notes due 2022	—	400,000	—	—	—	—	400,000
Senior Notes due 2025	—	—	—	—	850,000	—	850,000
Senior Notes due 2027	—	—	—	—	—	400,000	400,000
Total principal payments on loans and bonds payable	$25,000	$400,000	$—	$—	$929,060	$584,920	$1,938,980

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

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2020	December 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$121,703	$121,703	$—	$—	Market
Restricted cash	39,715	39,715	—	—	Market
Total assets	$161,418	$161,418	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2019	December 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$226,512	$226,512	$—	$—	Market
Restricted cash	16,005	16,005	—	—	Market
Derivative assets	181	—	—	181	Income
Total assets	$242,698	$242,517	$—	$181

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	December 31,
	2020	2019
Series 2012 Bonds (1)	$—	$41,450
Series 2016 Bonds (1)	—	145,143
Series A 2020 Bonds (2)	186,306	—
Series B 2020 Bonds (2)	79,723	—
Senior Notes due 2022	403,536	731,451
Senior Notes due 2025	888,701	475,884
Senior Notes due 2027	460,340	—
______________________________________________________________________________________
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
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$181	$6,545	$1,022
Net (losses) gains recognized in earnings	(181)	(6,364)	5,523
Purchases	—	314	8,473
Sales	—	(674)	(178)
Settlements	—	360	(8,295)
Ending Balance	$—	$181	$6,545

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

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$166,331	$—	$—	$11,145	$177,476
Maintenance revenue	101,462	—	—	—	101,462
Finance lease income	2,260	—	—	—	2,260
Other revenue	11,158	—	—	5,578	16,736
Total equipment leasing revenues	281,211	—	—	16,723	297,934
Infrastructure revenues
Lease income	—	1,186	—	—	1,186
Terminal services revenues	—	50,887	—	—	50,887
Crude marketing revenues	—	8,210	—	—	8,210
Other revenue	—	—	3,855	4,424	8,279
Total infrastructure revenues	—	60,283	3,855	4,424	68,562
Total revenues	$281,211	$60,283	$3,855	$21,147	$366,496

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$197,305	$—	$—	$9,796	$207,101
Maintenance revenue	134,914	—	—	—	134,914
Finance lease income	2,648	—	—	—	2,648
Other revenue	1,808	—	—	2,851	4,659
Total equipment leasing revenues	336,675	—	—	12,647	349,322
Infrastructure revenues
Lease income	—	2,306	1,056	—	3,362
Terminal services revenues	—	35,908	7,057	—	42,965
Crude marketing revenues	—	166,134	—	—	166,134
Other revenue	—	—	14,074	2,917	16,991
Total infrastructure revenues	—	204,348	22,187	2,917	229,452
Total revenues	$336,675	$204,348	$22,187	$15,564	$578,774

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

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of December 31, 2020:

	Operating leases	Finance leases
2021	$160,039	$1,291
2022	112,256	897
2023	79,049	274
2024	53,367	—
2025	30,205	—
Thereafter	22,532	—
Total	$457,448	$2,462

13. LEASES
We have commitments as lessees under lease agreements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately 4 months to 42 years.
The following table presents lease related costs:

	Year Ended December 31,
	2020	2019
Operating lease expense	$4,719	$5,857
Short-term lease expense	778	3,605
Variable lease expense	1,379	3,263
Sublease income	—	(1,032)
Lease expense from continuing operations	6,876	11,693

Finance lease expense	—	304
Operating lease expense	—	3,705
Lease expense from discontinued operations	—	4,009

Total lease expense	$6,876	$15,702

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents information related to our operating leases as of and for the year ended December 31, 2020:

Right-of-use assets, net	$62,355
Lease liabilities	$62,001

Weighted average remaining lease term	40.0 years
Weighted average incremental borrowing rate	6.2%

Cash paid for amounts included in the measurement of operating lease liabilities
Continuing operations	$4,723
Discontinued operations	$—

The following table presents future minimum lease payments under non-cancellable operating leases as of December 31, 2020:

2021	$4,759
2022	4,632
2023	4,585
2024	4,354
2025	4,224
Thereafter	145,769
Total undiscounted lease payments	168,323
Less: Imputed interest	106,322
Total lease liabilities	$62,001

During the year ended December 31, 2020, we amended a lease agreement for real estate in connection with the Jefferson Refinancing. The amended lease had a ROU asset value of $59.8 million and a lease term of approximately 43 years at commencement.

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
As of December 31, 2020, the Incentive Plan provides for the issuance of up to 29.9 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The following table presents our stock-based compensation expense:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2020	2019	2018
Stock options	$—	$—	$9	$—
Restricted shares	1,676	1,054	359	3,375
Common units	649	455	349	2,150
Total - continuing operations	$2,325	$1,509	$717	$5,525

Common units - discontinued operations	$—	$3,114	$184

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

The following tables present information for our stock options, restricted shares and common units:

	Stock Options		Restricted Shares		Common Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price	Units	Weighted Average Issuance Price
Outstanding as of December 31, 2019	2,113,704	$16.85	104,225	$14.23	956,668	$1.18
Granted	129,988	16.09	545,806	7.26	1,883,772	1.14
Less: exercised / vested	—		71,229	14.40	393,332	1.06
Less: forfeited and canceled	—		—		—
Outstanding as of December 31, 2020	2,243,692		578,802		2,447,108

	Stock Options	Restricted Shares	Common Units
As of December 31, 2020:
Weighted average exercise / issuance price (per share)	$16.81	$7.64	$1.13
Aggregate intrinsic value (in thousands)	$13,534	$4,420	$2,758
Weighted average remaining contractual term (in years)	8.2	1.1	1.4

During the year ended December 31, 2020, the Manager transferred 252,472 of its options to certain of the Manager’s employees.
Stock Options
In connection with our equity offerings in 2020, 2019 and 2018 (see Note 18 for details), we granted options to the Manager related to common shares. The fair value of these options was recorded as an increase in equity with an offsetting reduction of capital proceeds received. The following table presents information related to the options related to our shares:

		Year Ended December 31,
		2020			2019			2018
Number of options		129,988			1,262,362			826,342
Fair value ($ millions)		$0.7			$1.8			$2.1
Ranges
Expected volatility	The expected stock volatility is based on an assessment of the volatility of our publicly traded common shares	61.27%	-	62.12%	21.89%	-	21.45%	18.71%	-	27.73%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	0.51%	-	0.76%	1.67%	-	1.45%	2.98%	-	2.52%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.23%	-	11.79%	6.58%	-	8.02%	6.81%	-	5.45%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	10 years			10 years			10 years

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

Restricted Shares
We issued 545,806 and 113,121 restricted shares of our subsidiary during the years ended December 31, 2020 and 2019, respectively, that had grant date fair values of $4.0 million and $1.5 million, respectively, and generally vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Common Units
We issued 1,883,772, 1,110,000 and 670,000 common units of our subsidiary during the years ended December 31, 2020, 2019 and 2018, respectively, that had grant date fair values of $2.1 million, $3.4 million and $0.7 million, respectively, and vest over three years. These awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
15. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(110)	$55	$75
State and local	328	423	250
Foreign	496	188	63
Total current provision	714	666	388
Deferred:
Federal	(1,750)	12,937	1,528
State and local	13	(638)	621
Foreign	(4,882)	4,845	(88)
Total deferred (benefit) provision	(6,619)	17,144	2,061
(Benefit from) provision for income taxes:
Continuing operations	(5,905)	17,810	2,449
Discontinued operations	—	1,076	(1,077)
Total	$(5,905)	$18,886	$1,372

We are taxed as a flow-through entity for U.S. income tax purposes and our taxable income or loss generated is the responsibility of our owners. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The difference between our reported total provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
Income not subject to tax at statutory rate	(7.9)%	(21.7)%	121.9%
State and local taxes	(0.3)%	(0.1)%	(6.1)%
Foreign taxes	4.0%	2.7%	7.7%
Branch profit tax	—%	—%	(0.5)%
Change in tax rates	—%	—%	—%
Other	0.1%	(0.6)%	(0.2)%
Change in valuation allowance	(11.5)%	7.0%	(153.3)%
Provision for income taxes	5.4%	8.3%	(9.5)%

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$105,184	$74,555
Accrued expenses	468	1,252
Interest expense	26,531	25,306
Operating lease liabilities	10,119	6,104
Other	2,895	2,041
Total deferred tax assets	145,197	109,258
Less valuation allowance	(98,091)	(79,176)
Net deferred tax assets	47,106	30,082
Deferred tax liabilities:
Investment in partnerships	(13,759)	(22,250)
Fixed assets and goodwill	(29,448)	(21,592)
Operating lease right-of-use assets	(10,062)	(6,032)
Net deferred tax liabilities	$(6,163)	$(19,792)

Current and deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2020 and 2019 of $98.1 million and $79.2 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2020	2019
Valuation allowance at beginning of period	$79,176	$68,294
Change due to current year losses	18,915	19,330
Change due to current year releases	—	(8,448)
Valuation allowance at end of period	$98,091	$79,176

As of December 31, 2020, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of approximately $357.8 million that are available to offset future taxable income. If not utilized, $169.0 million of these carryforwards will begin to expire in the year 2034, with $188.8 million of these carryforwards having no expiration date. As of December 31, 2020, we also had net operating loss carryforwards for Irish income tax purposes of $210.2 million, which can be carried forward indefinitely against future business income, and $3.2 million of net operating loss carryforwards for Malaysian income tax purposes, which will begin to expire in the year 2025. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
As of and for the period ended December 31, 2020, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2017. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
16. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with our IPO, we entered into the Management Agreement. Additionally, we have entered into certain incentive allocation arrangements with Master GP, which owns approximately 0.05% of the Partnership and is the general partner of the Partnership.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Year Ended December 31,
	2020	2019	2018
Management fees	$18,519	$14,828	$15,319
Income incentive allocation	—	—	—
Capital gains incentive allocation	—	21,231	407
Total	$18,519	$36,059	$15,726

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
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2020	2019 (1)	2018 (1)
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$9,552	$11,017	$9,910
Acquisition and transaction expenses	2,081	3,399	6,653
Total	$11,633	$14,416	$16,563
________________________________________________________
(1) Due to the Aviation Restructuring (as defined in Note 17), during the years ended December 31, 2019 and 2018, $11,659 and $5,551, respectively, was restated from the Corporate and Other segment to the Aviation Leasing segment, of which $3,536 and $1,836, respectively, was reclassified from General and administrative to Operating expenses and $8,123 and $3,715, respectively, remained in Acquisition and transaction expenses. See Note 17 for additional details.
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
Upon the successful completion of an offering of our common shares or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate the Manager.
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2020	2019
Accrued management fees	$1,461	$1,410
Other payables (1)	1,317	21,992
________________________________________________________
(1) Includes $21.2 million related to incentive fees, as of December 31, 2019, which we paid in 2020.
As of December 31, 2020 and 2019, no amounts were recorded as a receivable from the Manager.
Other Affiliate Transactions
As of December 31, 2020 and 2019, an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at December 31, 2020 and 2019 was $17.2 million and $33.7 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2020	2019	2018
Non-controlling interest share of net loss	$16,483	$17,357	$13,436

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
During the year ended December 31, 2020, we granted options to the Manager in connection with preferred shares sold under the ATM Program (as defined in Note 18). See Note 18 for additional information.
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
Aviation Leasing Organizational Restructuring
In early 2020, we completed an organizational restructuring of the Aviation Leasing segment. Previously, Aviation Leasing’s employees were employed by the Manager and compensation and related costs associated with these employees were reimbursed to the Manager, per the Management Agreement (see Note 16). These costs were reported within Corporate and Other.
Effective in the first quarter of 2020, Aviation Leasing’s employees are employed by one of our subsidiaries. Compensation and related costs incurred by this subsidiary are reported within the Aviation Leasing segment. Prior periods have been restated for historical comparison.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our adjustments for the year ended December 31, 2019:

	As Previously Reported		Adjustments		As Reported
	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other
Operating expenses	$14,132	$17,544	$3,536	$—	$17,668	$17,544
General and administrative	—	20,441	—	(3,536)	—	16,905
Acquisition and transaction expenses	518	12,097	8,123	(8,123)	8,641	3,974

The following table presents our adjustments for the year ended December 31, 2018:

	As Previously Reported		Adjustments		As Reported
	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other	Aviation Leasing	Corporate and Other
Operating expenses	$9,149	$14,487	$1,836	$—	$10,985	$14,487
General and administrative	—	17,126	—	(1,836)	—	15,290
Acquisition and transaction expenses	315	6,653	3,715	(3,715)	4,030	2,938

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2020

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$281,211	$—	$—	$16,723	$297,934
Infrastructure revenues	—	60,283	3,855	4,424	68,562
Total revenues	281,211	60,283	3,855	21,147	366,496

Expenses
Operating expenses	20,667	53,072	10,327	25,446	109,512
General and administrative	—	—	—	18,159	18,159
Acquisition and transaction expenses	6,687	—	907	2,274	9,868
Management fees and incentive allocation to affiliate	—	—	—	18,519	18,519
Depreciation and amortization	133,904	29,034	1,497	7,965	172,400
Asset impairment	33,978	—	—	—	33,978
Interest expense	—	9,426	1,335	87,445	98,206
Total expenses	195,236	91,532	14,066	159,808	460,642

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(1,932)	—	(3,222)	115	(5,039)
Loss on sale of assets, net	(300)	(8)	—	—	(308)
Loss on extinguishment of debt	—	(4,724)	—	(6,943)	(11,667)
Interest income	94	22	—	46	162
Other income	—	70	—	—	70
Total other (expense) income	(2,138)	(4,640)	(3,222)	(6,782)	(16,782)
Income (loss) from continuing operations before income taxes	83,837	(35,889)	(13,433)	(145,443)	(110,928)
(Benefit from) provision for income taxes	(4,812)	278	(1,791)	420	(5,905)
Net income (loss) from continuing operations	88,649	(36,167)	(11,642)	(145,863)	(105,023)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(16,483)	(39)	—	(16,522)
Less: Dividends on preferred shares	—	—	—	17,869	17,869
Net income (loss) attributable to shareholders from continuing operations	$88,649	$(19,684)	$(11,603)	$(163,732)	$(106,370)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$288,752	$16,118	$(2,600)	$(58,964)	$243,306
Add: Non-controlling share of Adjusted EBITDA					9,637
Add: Equity in losses of unconsolidated entities					(5,039)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(1,208)
Less: Interest expense					(98,206)
Less: Depreciation and amortization expense					(202,746)
Less: Incentive allocations					—
Less: Asset impairment charges					(33,978)
Less: Changes in fair value of non-hedge derivative instruments					(181)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					(11,667)
Less: Acquisition and transaction expenses					(9,868)
Less: Equity-based compensation expense					(2,325)
Less: Benefit from income taxes					5,905
Net loss attributable to shareholders from continuing operations					$(106,370)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$10,259	$—	$—	$—	$10,259
Asia	110,057	—	—	16,637	126,694
Europe	124,670	—	—	—	124,670
North America	32,961	60,283	3,855	4,510	101,609
South America	3,264	—	—	—	3,264
Total revenues	$281,211	$60,283	$3,855	$21,147	$366,496

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2019

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$336,675	$—	$—	$12,647	$349,322
Infrastructure revenues	—	204,348	22,187	2,917	229,452
Total revenues	336,675	204,348	22,187	15,564	578,774

Expenses
Operating expenses	17,668	231,506	24,854	17,544	291,572
General and administrative	—	—	—	16,905	16,905
Acquisition and transaction expenses	8,641	—	5,008	3,974	17,623
Management fees and incentive allocation to affiliate	—	—	—	36,059	36,059
Depreciation and amortization	128,990	22,873	9,849	7,311	169,023
Asset impairment	—	—	4,726	—	4,726
Interest expense	—	16,189	1,712	77,684	95,585
Total expenses	155,299	270,568	46,149	159,477	631,493

Other income (expense)
Equity in losses of unconsolidated entities	(1,829)	(292)	(192)	(62)	(2,375)
Gain on sale of assets, net	81,954	4,636	116,660	—	203,250
Interest income	104	118	289	20	531
Other income	—	634	1,809	1,002	3,445
Total other income	80,229	5,096	118,566	960	204,851
Income (loss) from continuing operations before income taxes	261,605	(61,124)	94,604	(142,953)	152,132
Provision for income taxes	2,826	284	14,700	—	17,810
Net income (loss) from continuing operations	258,779	(61,408)	79,904	(142,953)	134,322
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(17,356)	(215)	—	(17,571)
Less: Dividends on preferred shares	—	—	—	1,838	1,838
Net income (loss) attributable to shareholders from continuing operations	$258,779	$(44,052)	$80,119	$(144,791)	$150,055

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$429,398	$(6,160)	$114,760	$(34,590)	$503,408
Add: Non-controlling share of Adjusted EBITDA					9,859
Add: Equity in losses of unconsolidated entities					(2,375)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					1,387
Less: Interest expense					(95,585)
Less: Depreciation and amortization expense					(199,185)
Less: Incentive allocations					(21,231)
Less: Asset impairment charges					(4,726)
Less: Changes in fair value of non-hedge derivative instruments					(4,555)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(17,623)
Less: Equity-based compensation expense					(1,509)
Less: Provision for income taxes					(17,810)
Net income attributable to shareholders from continuing operations					$150,055

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$14,542	$—	$—	$—	$14,542
Asia	119,289	—	—	12,647	131,936
Europe	157,942	—	—	—	157,942
North America	36,391	204,348	22,187	2,917	265,843
South America	8,511	—	—	—	8,511
Total revenues	$336,675	$204,348	$22,187	$15,564	$578,774

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
III. For the Year Ended December 31, 2018

	Year Ended December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$244,270	$—	$—	$8,769	$253,039
Infrastructure revenues	—	70,985	17,444	644	89,073
Total revenues	244,270	70,985	17,444	9,413	342,112

Expenses
Operating expenses	10,985	94,622	18,312	14,487	138,406
General and administrative	—	—	—	15,290	15,290
Acquisition and transaction expenses	4,030	—	—	2,938	6,968
Management fees and incentive allocation to affiliate	—	—	—	15,726	15,726
Depreciation and amortization	102,419	19,745	5,139	6,605	133,908
Interest expense	—	15,513	649	40,683	56,845
Total expenses	117,434	129,880	24,100	95,729	367,143

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(743)	(574)	—	309	(1,008)
Gain on sale of assets, net	3,911	—	—	—	3,911
Interest income	202	270	—	16	488
Other income	—	3,983	—	—	3,983
Total other income	3,370	3,679	—	325	7,374
Income (loss) from continuing operations before income taxes	130,206	(55,216)	(6,656)	(85,991)	(17,657)
Provision for (benefit from) income taxes	2,280	261	1	(93)	2,449
Net income (loss) from continuing operations	127,926	(55,477)	(6,657)	(85,898)	(20,106)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	(24)	(21,801)	(100)	—	(21,925)
Net income (loss) attributable to shareholders from continuing operations	$127,950	$(33,676)	$(6,557)	$(85,898)	$1,819

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Year Ended December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$263,166	$(11,645)	$(615)	$(35,034)	$215,872
Add: Non-controlling share of Adjusted EBITDA					9,744
Add: Equity in losses of unconsolidated entities					(1,008)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(359)
Less: Interest expense					(56,845)
Less: Depreciation and amortization expense					(160,567)
Less: Incentive allocations					(407)
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					5,523
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(6,968)
Less: Equity-based compensation expense					(717)
Less: Provision for income taxes					(2,449)
Net income attributable to shareholders from continuing operations					$1,819

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2018
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$10,053	$—	$—	$—	$10,053
Asia	78,374	—	—	7,315	85,689
Europe	121,546	—	—	—	121,546
North America	30,701	70,985	17,444	2,098	121,228
South America	3,596	—	—	—	3,596
Total revenues	$244,270	$70,985	$17,444	$9,413	$342,112

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,704,205	$989,928	$400,217	$293,627	$3,387,977

Debt, net	—	253,473	25,000	1,626,289	1,904,762

Total liabilities	219,692	365,629	38,242	1,665,093	2,288,656

Non-controlling interests in equity of consolidated subsidiaries	—	20,785	1,354	524	22,663

Total equity	1,484,513	624,299	361,975	(1,371,466)	1,099,321

Total liabilities and equity	$1,704,205	$989,928	$400,217	$293,627	$3,387,977

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$—	$—	$—	$—	$—
Asia	445,566	—	—	56,702	502,268
Europe	774,300	—	—	—	774,300
North America	208,190	702,393	269,680	117,782	1,298,045
South America	25,009	—	—	—	25,009
Total property, plant and equipment and leasing equipment, net	$1,453,065	$702,393	$269,680	$174,484	$2,599,622

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018
Net (loss) income from continuing operations	$(105,023)	$134,322	$(20,106)
Net income from discontinued operations, net of income taxes	1,331	73,462	4,402
Net (loss) income	(103,692)	207,784	(15,704)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(16,522)	(17,571)	(21,925)
Discontinued operations	—	247	339
Less: Dividends on preferred shares	17,869	1,838	—
Net (loss) income attributable to shareholders	$(105,039)	$223,270	$5,882
Weighted average shares outstanding:
Basic	86,015,702	85,992,019	83,654,068
Diluted	86,015,702	86,029,363	83,664,833
Basic EPS:
Continuing operations	$(1.24)	$1.74	$0.02
Discontinued operations	$0.02	$0.85	$0.05
Diluted EPS:
Continuing operations	$(1.24)	$1.74	$0.02
Discontinued operations	$0.02	$0.85	$0.05

The calculation of Diluted EPS excludes 24,652, 150,981 and 57,069 shares for the years ended December 31, 2020, 2019 and 2018, respectively, because the impact would be anti-dilutive.
Certain holders of Class B Units (see Note 16) converted 911,448 and 1,134,806 Class B Units, respectively, in exchange for 675,015 and 840,434 common shares, respectively, during the years ended December 31, 2020 and 2019.
We issued 24,683 common shares to certain directors as compensation during the year December 31, 2020.
At the Market Program
On June 30, 2020, we entered into an At Market Issuance Sales Agreement with a third party to sell shares of our Series A Preferred Shares and Series B Preferred Shares (collectively, the “ATM Shares”), having an aggregate offering price of up to $100 million, from time to time, through an “at-the market” equity offering program (the “ATM Program”).
We sold 1,070,000 ATM Shares at a weighted average price of $19.54 per share for net proceeds of $20.6 million during the year December 31, 2020. In connection with the shares sold under the ATM Program, we granted options to the Manager relating to 129,988 common shares, which had a grant date fair value of $0.7 million.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
We have also entered into an arrangement with our non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain service conditions, not to exceed $15.0 million. We recorded $1.0 million of related expense during the year ended December 31, 2020.
20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents unaudited summary information for our quarterly operations:

	2020
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$112,840	$94,309	$83,709	$75,638	$366,496
Total expenses	111,125	111,367	107,847	130,303	460,642
Total other expense	(6,204)	(2,420)	(3,557)	(4,601)	(16,782)
Loss from continuing operations before income taxes	(4,489)	(19,478)	(27,695)	(59,266)	(110,928)
(Benefit from) provision for income taxes	(98)	(3,750)	(2,486)	429	(5,905)
Net loss from continuing operations	(4,391)	(15,728)	(25,209)	(59,695)	(105,023)
Net income from discontinued operations, net of income taxes	1,331	—	—	—	1,331
Net loss	(3,060)	(15,728)	(25,209)	(59,695)	(103,692)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(4,736)	(4,112)	(3,876)	(3,798)	(16,522)
Discontinued operations	—	—	—	—	—
Less: Dividends on preferred shares	4,539	4,079	4,625	4,626	17,869
Net loss attributable to shareholders	$(2,863)	$(15,695)	$(25,958)	$(60,523)	$(105,039)

(Loss) earnings per share:
Basic
Continuing operations	$(0.05)	$(0.18)	$(0.30)	$(0.70)	$(1.24)
Discontinued operations	$0.02	$0.00	$0.00	$0.00	$0.02
Diluted
Continuing operations	$(0.05)	$(0.18)	$(0.30)	$(0.70)	$(1.24)
Discontinued operations	$0.02	$0.00	$0.00	$0.00	$0.02
Weighted Average Shares Outstanding:
Basic	86,008,099	86,009,959	86,022,302	86,022,302	86,015,702
Diluted	86,008,099	86,009,959	86,022,302	86,022,302	86,015,702

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	2019
	Quarter Ended				Year Ended December 31
(in thousands except share and per share data)	March 31	June 30	September 30	December 31
Total revenues	$114,894	$149,848	$152,700	$161,332	$578,774
Total expenses	123,403	164,798	169,430	173,862	631,493
Total other (expense) income	(1,178)	27,630	37,338	141,061	204,851
(Loss) income from continuing operations before income taxes	(9,687)	12,680	20,608	128,531	152,132
Provision for (benefit from) income taxes	267	(2,328)	872	18,999	17,810
Net (loss) income from continuing operations	(9,954)	15,008	19,736	109,532	134,322
Net income from discontinued operations, net of income taxes	158	785	940	71,579	73,462
Net (loss) income	(9,796)	15,793	20,676	181,111	207,784
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(3,360)	(4,580)	(5,111)	(4,520)	(17,571)
Discontinued operations	(56)	41	116	146	247
Less: Dividends on preferred shares	—	—	—	1,838	1,838
Net (loss) income attributable to shareholders	$(6,380)	$20,332	$25,671	$183,647	$223,270

(Loss) earnings per share:
Basic
Continuing operations	$(0.07)	$0.23	$0.29	$1.30	$1.74
Discontinued operations	$0.00	$0.01	$0.01	$0.83	$0.85
Diluted
Continuing operations	$(0.07)	$0.23	$0.29	$1.30	$1.74
Discontinued operations	$0.00	$0.01	$0.01	$0.83	$0.85
Weighted Average Shares Outstanding:
Basic	85,986,453	85,987,769	85,996,067	85,997,619	85,992,019
Diluted	85,986,453	85,989,029	86,005,604	86,090,207	86,029,363

21. SUBSEQUENT EVENTS
In January 2021, we issued 6,594 common shares to certain directors as compensation.
Dividends
On February 25, 2021, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended December 31, 2020, payable on March 23, 2021 to the holders of record on March 12, 2021.
Additionally, on February 25, 2021, our Board of Directors declared cash dividends on the Series A Preferred Shares and Series B Preferred Shares of $0.52 and $0.50 per share, respectively, for the quarter ended December 31, 2020, payable on March 15, 2021 to the holders of record on March 8, 2021.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
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
We have audited Fortress Transportation and Infrastructure Investors LLC’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fortress Transportation and Infrastructure Investors LLC (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

Item 9B. Other Information
None.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (our “Definitive Proxy Statement”) within 120 days after the fiscal year ended December 31, 2020 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”
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
4.11
Second Supplemental Indenture, dated December 23, 2020, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).

	4.12	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
	4.13	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
	4.14	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K, filed February 28, 2020).
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).

	Exhibit No.	Description
	10.6	Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).
	10.7	Credit Agreement Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2018).
	10.8	Credit Agreement Amendment No. 2 dated as of February 8, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 11, 2019).
	10.9	Credit Agreement Amendment No. 3 dated as of August 6, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 9, 2019).
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

	10.18	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.19	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	21.1	Subsidiaries of Fortress Transportation and Infrastructure Investors LLC.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.

	Exhibit No.	Description
*	Portions of this exhibit have been omitted.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	February 26, 2021
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 26, 2021
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	February 26, 2021
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	February 26, 2021
Eun Nam
Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	February 26, 2021
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	February 26, 2021
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	February 26, 2021
A. Andrew Levison
Director

By:	/s/ Kenneth J. Nicholson	Date:	February 26, 2021
Kenneth J. Nicholson
Director

By:	/s/ Ray M. Robinson	Date:	February 26, 2021
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 26, 2021
Martin Tuchman
Director