Form 10-Q
period 2021-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2021-04-30
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
(Exact name of registrant as specified in its charter)

Delaware		32-0434238
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Class A common shares, $0.01 par value per share	FTAI	New York Stock Exchange
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAI PR A	New York Stock Exchange
8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares	FTAI PR B	New York Stock Exchange
8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares	FTAI PR C	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 85,630,753 common shares representing limited liability company interests outstanding at April 27, 2021.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part II, Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	2	$160,252	$121,703
Restricted cash	2	33,224	39,715
Accounts receivable, net		111,898	91,691
Leasing equipment, net	4	1,684,816	1,635,259
Operating lease right-of-use assets, net	13	64,801	62,355
Finance leases, net	5	13,966	6,927
Property, plant, and equipment, net	6	1,000,988	964,363
Investments	7	161,767	146,515
Intangible assets, net	8	16,809	18,786
Goodwill		122,735	122,735
Other assets	2	220,791	177,928
Total assets		$3,592,047	$3,387,977

Liabilities
Accounts payable and accrued liabilities		$101,155	$113,185
Debt, net	9	2,077,402	1,904,762
Maintenance deposits		140,487	148,293
Security deposits		35,117	37,064
Operating lease liabilities	13	64,231	62,001
Other liabilities		30,003	23,351
Total liabilities		$2,448,395	$2,288,656

Commitments and contingencies	19

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 85,630,753 and 85,617,146 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)		$856	$856
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 9,120,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)		133	91
Additional paid in capital		1,198,386	1,130,106
Accumulated deficit		(58,073)	(28,158)
Accumulated other comprehensive loss		(16,283)	(26,237)
Shareholders' equity		1,125,019	1,076,658
Non-controlling interest in equity of consolidated subsidiaries		18,633	22,663
Total equity		1,143,652	1,099,321
Total liabilities and equity		$3,592,047	$3,387,977

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2021	2020
Revenues
Equipment leasing revenues		$56,607	$86,449
Infrastructure revenues		20,542	26,391
Total revenues	12	77,149	112,840
Expenses
Operating expenses		24,997	33,444
General and administrative		4,252	4,663
Acquisition and transaction expenses		1,643	3,194
Management fees and incentive allocation to affiliate	16	3,990	4,766
Depreciation and amortization	4, 6, 8	44,535	42,197
Asset impairment		2,100	—
Interest expense		32,990	22,861
Total expenses		114,507	111,125
Other income (expense)
Equity in earnings of unconsolidated entities	7	1,374	265
Gain (loss) on sale of assets, net		811	(1,819)
Loss on extinguishment of debt	9	—	(4,724)
Interest income		285	41
Other income		181	33
Total other income (expense)		2,651	(6,204)
Loss from continuing operations before income taxes		(34,707)	(4,489)
Provision for (benefit from) income taxes	15	169	(98)
Net loss from continuing operations		(34,876)	(4,391)
Net income from discontinued operations, net of income taxes		—	1,331
Net loss		(34,876)	(3,060)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(4,961)	(4,736)
Less: Dividends on preferred shares		4,625	4,539
Net loss attributable to shareholders		$(34,540)	$(2,863)

(Loss) earnings per share:	18
Basic
Continuing operations		$(0.40)	$(0.05)
Discontinued operations		$—	$0.02
Diluted
Continuing operations		$(0.40)	$(0.05)
Discontinued operations		$—	$0.02
Weighted average shares outstanding:
Basic		86,027,944	86,008,099
Diluted		86,027,944	86,008,099

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(34,876)	$(3,060)
Other comprehensive income:
Other comprehensive income related to equity method investees, net (1)	9,954	8,758
Comprehensive (loss) income	(24,922)	5,698
Comprehensive loss attributable to non-controlling interest	(4,961)	(4,736)
Comprehensive (loss) income attributable to shareholders	$(19,961)	$10,434
________________________________________________________
(1) Net of deferred tax expense of $2,646 and $2,326 for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2021
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(29,915)		(4,961)	(34,876)
Other comprehensive income				—	9,954	—	9,954
Total comprehensive (loss) income				(29,915)	9,954	(4,961)	(24,922)
Settlement of equity-based compensation						(183)	(183)
Issuance of common shares			150				150
Dividends declared - common shares			(28,383)				(28,383)
Issuance of preferred shares		42	101,138				101,180
Dividends declared - preferred shares			(4,625)				(4,625)
Equity-based compensation						1,114	1,114
Equity - March 31, 2021	$856	$133	$1,198,386	$(58,073)	$(16,283)	$18,633	$1,143,652

	Three Months Ended March 31, 2020
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net income (loss)				1,676		(4,736)	(3,060)
Other comprehensive income				—	8,758	—	8,758
Total comprehensive income (loss)				1,676	8,758	(4,736)	5,698
Issuance of common shares	2		154			—	156
Conversion of participating securities			(2)				(2)
Dividends declared - common shares				(28,391)		—	(28,391)
Issuance costs of preferred shares			(246)				(246)
Dividends declared - preferred shares				(4,539)			(4,539)
Equity-based compensation			—			291	291
Equity - March 31, 2020	$851	$81	$1,110,028	$159,199	$9,130	$32,535	$1,311,824

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,876)	$(3,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of unconsolidated entities	(1,374)	(265)
Gain on sale of subsidiaries	—	(1,331)
(Gain) loss on sale of assets, net	(811)	1,819
Security deposits and maintenance claims included in earnings	(2,836)	8,844
Loss on extinguishment of debt	—	4,724
Equity-based compensation	1,114	291
Depreciation and amortization	44,535	42,197
Asset impairment	2,100	—
Change in deferred income taxes	—	3,822
Change in fair value of non-hedge derivative	(7,964)	181
Amortization of lease intangibles and incentives	8,108	6,867
Amortization of deferred financing costs	2,268	2,065
Bad debt expense	(547)	632
Other	(279)	363
Change in:
Accounts receivable	(19,786)	(10,780)
Other assets	(17,953)	7,063
Accounts payable and accrued liabilities	(19,707)	(46,316)
Management fees payable to affiliate	(602)	(20,865)
Other liabilities	(322)	(8,057)
Net cash used in operating activities	(48,932)	(11,806)

Cash flows from investing activities:
Investment in unconsolidated entities	(1,278)	(2,452)
Principal collections on finance leases	395	320
Acquisition of leasing equipment	(114,781)	(57,570)
Acquisition of property, plant and equipment	(39,302)	(60,402)
Acquisition of lease intangibles	(386)	1,161
Purchase deposits for acquisitions	(9,250)	(3,100)
Proceeds from sale of leasing equipment	4,574	28,568
Return of purchase deposit for aircraft and aircraft engines	4,600	—
Return of deposit on sale of engine	1,010	2,350
Net cash used in investing activities	$(154,418)	$(91,125)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from debt	$171,600	$303,980
Repayment of debt	—	(275,991)
Payment of deferred financing costs	(563)	(11,767)
Receipt of security deposits	70	130
Return of security deposits	(975)	(3,815)
Receipt of maintenance deposits	8,770	13,626
Release of maintenance deposits	(11,483)	(9,185)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	101,180	(246)
Settlement of equity-based compensation	(183)	—
Cash dividends - common shares	(28,383)	(28,391)
Cash dividends - preferred shares	(4,625)	(4,539)
Net cash provided by (used in) financing activities	$235,408	$(16,198)

Net increase (decrease) in cash and cash equivalents and restricted cash	32,058	(119,129)
Cash and cash equivalents and restricted cash, beginning of period	161,418	242,517
Cash and cash equivalents and restricted cash, end of period	$193,476	$123,388

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$24,433	$18,872
Acquisition of property, plant and equipment	(8,503)	(4,982)
Settled and assumed security deposits	(697)	1,050
Billed, assumed and settled maintenance deposits	(4,541)	(13,860)
Non-cash change in equity method investment	9,954	8,758
Issuance of common shares	150	154

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
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations within our Aviation Leasing segment. Aviation inventory is carried at the lower of cost or net realizable value on our balance sheet. We had Aviation inventory of $64.7 million and $58.2 million as of March 31, 2021 and December 31, 2020, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $0.1 million as of both March 31, 2021 and December 31, 2020, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $34.9 million and $36.2 million as of March 31, 2021 and December 31, 2020, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $1.2 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $2.3 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively, and is included in interest expense in the Consolidated Statements of Operations.
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
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the three months ended March 31, 2021.
Finance Leases—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value that equals or exceeds substantially all of the fair value of the leased equipment at the date of lease inception. Net investment in finance leases represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as finance lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.

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
Lease Income—Lease income consists of rental income from tenants for storage space. Lease income is recognized on a straight-line basis over the term of the relevant lease agreement.
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
Additionally, other revenue consists of revenue related to derivative trading activities. See Commodity Derivatives below for additional information.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, enter into collateral arrangements. During the three months ended March 31, 2021, one customer in the Aviation Leasing segment accounted for approximately 11% of total revenue. During the three months ended March 31, 2020, one customer in the Jefferson Terminal segment and one customer in the Aviation Leasing segment accounted for approximately 16% and 11% of total revenue, respectively.
As of March 31, 2021, there were two customers in the Aviation Leasing segment that represented 43% and 15% of total accounts receivable, net. As of December 31, 2020, accounts receivable from two customers in the Aviation Leasing segment represented 40% and 15% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $4.0 million and $4.6 million as of March 31, 2021 and December 31, 2020, respectively. There was a bad debt reversal of $0.5 million and bad debt expense of $0.6 million for the three months ended March 31, 2021 and 2020, respectively, and is included in operating expenses in the Consolidated Statements of Operations.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive (loss) income in our Consolidated Balance Sheets.
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
Additionally, depending on market conditions, we enter into short-term forward purchase and sales contracts for butane. Gains and losses related to our butane derivatives are recorded on a net basis and are included in Other revenue in our Consolidated Statements of Operations, as these contracts are considered part of central operating activities. The cash flow impact of these derivatives is recognized in Change in fair value of non-hedge derivatives in our Consolidated Statements of Cash Flows.
See Note 11 for additional details related to our commodity derivatives.
Some of our derivatives are used for speculative purposes. We record all derivative assets and liabilities on a gross basis at fair value, which are included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.
Other Assets—Other assets is primarily comprised of lease incentives of $52.6 million and $55.1 million, purchase deposits of $10.7 million and $6.1 million, prepaid expenses of $24.5 million and $10.1 million, notes receivable of $6.4 million and $2.4 million, maintenance right assets of $13.6 million and $6.4 million and aircraft engine modules, spare parts and used material inventory of $64.7 million and $58.2 million as of March 31, 2021 and December 31, 2020, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three months ended March 31, 2021 and 2020, the Board of Directors declared a cash dividend of $0.33 per common share.
Additionally, in the quarter ended March 31, 2021, the Board of Directors declared a cash dividend on the Series A Preferred Shares and Series B Preferred Shares of $0.52 and $0.50 per share, respectively.
Recent Accounting Pronouncements—In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform: Scope, respectively. Together, the ASU’s temporarily simplify the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Adoption did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We adopted this guidance in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
3. DISCONTINUED OPERATIONS
In December 2019, we completed the sale of substantially all of our railroad business (“CMQR”), which was previously reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations. Accordingly, the results of operations of CMQR have been reported as discontinued operations for all periods presented. During the three months ended March 31, 2020, we recognized a gain on sale of $1.3 million which is reported in Net income from discontinued operations, net of income taxes in the Consolidated Statements of Operations. There were no non-cash items or capital expenditures during the three months ended March 31, 2020.
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2021	December 31, 2020
Leasing equipment	$2,114,590	$2,042,404
Less: accumulated depreciation	(429,774)	(407,145)
Leasing equipment, net	$1,684,816	$1,635,259

During the three months ended March 31, 2021, we evaluated our leasing equipment portfolio and identified certain assets with indicators of impairment, including, but not limited to, the redelivery of unserviceable leasing equipment and a decline in market values due to the ongoing COVID-19 pandemic for leasing equipment we have decided to sell. For these assets, we performed a recoverability assessment at the individual asset level and determined that the carrying amounts exceeded the estimated future undiscounted net cash flows and these assets were impaired. To determine fair value, we used both a market approach, using quoted market prices for the same or similar assets, and an income approach, using discounted cash flows and an estimated discount rate. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $2.1 million, net of redelivery compensation.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the three months ended March 31, 2021:

Acquisitions:
Aircraft	6
Engines	23
Dispositions:
Aircraft	—
Engines	16

Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Depreciation expense for leasing equipment	$34,695	$34,724

5. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	March 31, 2021	December 31, 2020
Finance leases	$16,994	$9,389
Unearned revenue	(3,028)	(2,462)
Finance leases, net	$13,966	$6,927

During the first quarter of 2021, we entered into 52-month sales-type lease arrangements for four airframes.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2021	December 31, 2020
Land, site improvements and rights	$59,184	$52,047
Construction in progress	118,916	425,261
Buildings and improvements	6,193	4,491
Terminal machinery and equipment	894,408	557,788
Track and track related assets	8,376	2,349
Railroad equipment	5,589	5,560
Computer hardware and software	5,127	5,101
Furniture and fixtures	2,597	2,449
Other	6,103	5,870
	1,106,493	1,060,916
Less: accumulated depreciation	(105,505)	(96,553)
Property, plant and equipment, net	$1,000,988	$964,363

During the three months ended March 31, 2021, we added property, plant and equipment of $45.6 million, which primarily consists of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$8,952	$6,585

7. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2021	December 31, 2020
Advanced Engine Repair JV	Equity method	25%	$22,381	$22,721
Intermodal Finance I, Ltd.	Equity method	51%	—	—
Long Ridge Terminal LLC	Equity method	50%	138,131	122,539
FYX Trust Holdco LLC	Equity	14%	1,255	1,255
Investments			$161,767	$146,515
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2021 or 2020.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended March 31,
	2021	2020
Advanced Engine Repair JV	$(340)	$(591)
Intermodal Finance I, Ltd.	172	(50)
Long Ridge Terminal LLC	1,542	906
Total	$1,374	$265

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
Advanced Engine Repair JV
In December 2016, we invested $15 million for a 25% interest in an advanced engine repair joint venture. We focus on developing new costs savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
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
8. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2021
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$35,735	$—	$35,735
Less: Accumulated amortization	(31,066)	—	(31,066)
Acquired favorable lease intangibles, net	4,669	—	4,669
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(23,373)	(23,373)
Acquired customer relationships, net	—	12,140	12,140
Total intangible assets, net	$4,669	$12,140	$16,809

Intangible liabilities
Acquired unfavorable lease intangibles	$7,148	$—	$7,148
Less: Accumulated amortization	(5,324)	—	(5,324)
Acquired unfavorable lease intangibles, net	$1,824	$—	$1,824

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
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2021	2020
Lease intangibles	Equipment leasing revenues	$752	$1,132
Customer relationships	Depreciation and amortization	888	888
Total		$1,640	$2,020
As of March 31, 2021, estimated net annual amortization of intangibles is as follows:

Remainder of 2021	$5,068
2022	4,332
2023	3,350
2024	2,235
2025	—
Thereafter	—
Total	$14,985

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. DEBT, NET
Our debt, net is summarized as follows:

	March 31, 2021			December 31, 2020
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$150,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	$—
DRP Revolver (2)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	25,000
EB-5 Loan Agreement	21,600	5.75%	1/25/2026	—
Total loans payable	196,600			25,000
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/2035 (ii) 1/1/2050 (iii) 1/1/2025	263,980
Senior Notes due 2022 (3)	399,164	6.75%	3/15/2022	399,331
Senior Notes due 2025 (4)	852,561	6.50%	10/1/2025	852,673
Senior Notes due 2027	400,000	9.75%	8/1/2027	400,000
Total bonds payable	1,915,705			1,915,984

Debt	2,112,305			1,940,984
Less: Debt issuance costs	(34,903)			(36,222)
Total debt, net	$2,077,402			$1,904,762

Total debt due within one year	$575,000			$25,000
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes unamortized discount of $1,834 and $2,230 at March 31, 2021 and December 31, 2020, respectively, and an unamortized premium of $998 and $1,561 at March 31, 2021 and December 31, 2020, respectively.
(4) Includes unamortized discount of $4,110 and $4,303 at March 31, 2021 and December 31, 2020, respectively, and an unamortized premium of $6,671 and $6,976 at March 31, 2021 and December 31, 2020, respectively.
On January 25, 2021, Jefferson entered into a non-recourse loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development, construction and acquisition of certain facilities at Jefferson Terminal. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $61.2 million, of which $26.1 million is available under the first tranche and $35.1 million is available under the second tranche. The loans mature in five years from the funding of each individual tranche with an option to extend the maturity for both tranches by two one-year periods. If the option to extend the maturity is exercised, the interest rate will increase to 6.25% from 5.75% for the extension period.
We were in compliance with all debt covenants as of March 31, 2021.

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
The following tables set forth our financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2021	March 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$160,252	$160,252	$—	$—	Market
Restricted cash	33,224	33,224	—	—	Market
Derivative assets	7,964	—	7,964	—	Income
Total assets	$201,440	$193,476	$7,964	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2020	December 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$121,703	$121,703	$—	$—	Market
Restricted cash	39,715	39,715	—	—	Market
Total	$161,418	$161,418	$—	$—

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2021	December 31, 2020
Series A 2020 Bonds (1)	$190,540	$186,306
Series B 2020 Bonds (1)	80,992	79,723
Senior Notes due 2022	400,824	403,536
Senior Notes due 2025	889,797	888,701
Senior Notes due 2027	456,520	460,340
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as debt, net in the Consolidated Balance Sheet approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
We measure the fair value of certain assets and liabilities on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value at acquisition or when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the underlying businesses and the leasing and eventual sale of assets.
11. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivatives
Crude Oil
Depending on market conditions, we source crude oil from producers in Canada, arranging logistics to Jefferson Terminal and marketing crude oil to third parties. We exited this strategy in the fourth quarter of 2019. These crude oil forward purchase and sales contracts are not designated in hedging relationships.
Butane
Depending on market conditions, Repauno enters into forward purchase and sales contracts for butane. These derivatives are short-term in nature and are used for trading purposes.
The following table presents information related to our butane derivative contracts:

	March 31, 2021	December 31, 2020
Notional Amount (BBL in thousands)	4,887	N/A
Fair Value of Assets (1)	$7,964	$—
Term	5 to 12 months	N/A
________________________________________________________
(1) Included in Other assets in the Consolidated Balance Sheets.
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended March 31,
	2021	2020
Beginning Balance	$—	$181
Net unrealized gains (losses) recognized in earnings	—	(181)
Ending Balance	$—	$—

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

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$39,789	$—	$—	$438	$40,227
Maintenance revenue	15,508	—	—	—	15,508
Finance lease income	403	—	—	—	403
Other revenue	401	—	—	68	469
Total equipment leasing revenues	56,101	—	—	506	56,607
Infrastructure revenues
Lease income	—	430	—	—	430
Terminal services revenues	—	10,289	132	—	10,421
Crude marketing revenues	—	—	—	—	—
Other revenue	—	—	7,964	1,727	9,691
Total infrastructure revenues	—	10,719	8,096	1,727	20,542
Total revenues	$56,101	$10,719	$8,096	$2,233	$77,149

	Three Months Ended March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$46,941	$—	$—	$2,872	$49,813
Maintenance revenue	31,995	—	—	—	31,995
Finance lease income	429	—	—	—	429
Other revenue	3,627	—	—	585	4,212
Total equipment leasing revenues	82,992	—	—	3,457	86,449
Infrastructure revenues
Lease income	—	120	—	—	120
Terminal services revenues	—	16,411	—	—	16,411
Crude marketing revenues	—	8,210	—	—	8,210
Other revenue	—	—	314	1,336	1,650
Total infrastructure revenues	—	24,741	314	1,336	26,391
Total revenues	$82,992	$24,741	$314	$4,793	$112,840

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of March 31, 2021:

	Operating Leases	Finance Leases
Remainder of 2021	$124,213	$1,243
2022	113,658	1,215
2023	77,422	478
2024	52,527	86
2025	33,685	6
Thereafter	23,405	—
Total	$424,910	$3,028

13. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately one month to 41 years.
The following table presents lease related costs:

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$1,259	$1,135
Short-term lease expense	251	290
Variable lease expense	211	840
Total lease expense	$1,721	$2,265

The following table presents information related to our operating leases as of and for the three months ended March 31, 2021:

Right-of-use assets, net	$64,801
Lease liabilities	64,231

Weighted average remaining lease term	38.5 years
Weighted average incremental borrowing rate	6.1%

Cash paid for amounts included in the measurement of operating lease liabilities	$1,252
The following table presents future minimum lease payments under non-cancellable operating leases as of March 31, 2021:

Remainder of 2021	$3,856
2022	5,081
2023	5,192
2024	4,983
2025	4,852
Thereafter	145,874
Total undiscounted lease payments	169,838
Less: Imputed interest	105,607
Total lease liabilities	$64,231

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
During the three months ended March 31, 2021, we entered into a new lease for real estate, which had a ROU asset value of $2.7 million and a lease term of approximately five years at commencement.
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
As of March 31, 2021, the Incentive Plan provides for the issuance of up to 29.9 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2021	2020
Restricted Shares	$841	$215	$7,816	1.7
Common Units	273	76	1,877	1.6
Total	$1,114	$291	$9,693

During the three months ended March 31, 2021, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 25,998 of its options to certain of the Manager’s employees.
Options
In connection with our March 2021 offering of preferred shares (see Note 18), we granted options to the Manager related to 355,932 common shares at an exercise price of $29.50, which had a grant date fair value of $3.7 million. The assumptions used in valuing the options were: a 1.70% risk-free rate, a 3.16% dividend yield, a 45.60% volatility and a ten-year term.
Common Units
During the three months ended March 31, 2021, we issued 1,052,632 common units of our subsidiary that had a grant date fair value of $1.2 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Restricted Shares
During the three months ended March 31, 2021, we issued restricted shares of our subsidiary that had a grant date fair value of $5.3 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. INCOME TAXES
The current and deferred components of the income tax benefit included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2021	2020
Current:
Federal	$19	$37
State and local	71	168
Foreign	8	70
Total current provision	98	275
Deferred:
Federal	155	(281)
State and local	—	—
Foreign	(84)	(92)
Total deferred benefit	71	(373)
Benefit from income taxes	$169	$(98)
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
As of and for the three months ended March 31, 2021, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2017. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2021.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended March 31,
	2021	2020
Management fees	$3,990	$4,766
Income incentive allocation	—	—
Capital gains incentive allocation	—	—
Total	$3,990	$4,766
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2021	2020
Classification in the Consolidated Statements of Operations:
General and administrative	$2,233	$2,262
Acquisition and transaction expenses	417	524
Total	$2,650	$2,786

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Accrued management fees	$1,342	$1,461
Other payables	835	1,317

As of March 31, 2021 and December 31, 2020, there were no receivables from the Manager.
Other Affiliate Transactions
As of March 31, 2021 and December 31, 2020 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2021 and December 31, 2020 was $12.2 million and $17.2 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2021	2020
Non-controlling interest share of net loss	$5,016	$4,661

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
During the three months ended March 31, 2021, we granted options to the Manager in connection with the offering of the Series C Preferred Shares (as defined in Note 18). See Notes 14 and 18 for additional information.
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
Corporate and Other primarily consists of debt, unallocated company level general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and (iii) railroad assets retained after the December 2019 sale, which consist of equipment that support a railcar cleaning business.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2021

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$56,101	$—	$—	$506	$56,607
Infrastructure revenues	—	10,719	8,096	1,727	20,542
Total revenues	56,101	10,719	8,096	2,233	77,149

Expenses
Operating expenses	4,250	11,721	3,102	5,924	24,997
General and administrative	—	—	—	4,252	4,252
Acquisition and transaction expenses	1,196	—	—	447	1,643
Management fees and incentive allocation to affiliate	—	—	—	3,990	3,990
Depreciation and amortization	32,563	7,718	2,211	2,043	44,535
Asset impairment	2,100	—	—	—	2,100
Interest expense	—	1,203	279	31,508	32,990
Total expenses	40,109	20,642	5,592	48,164	114,507

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(340)	—	1,542	172	1,374
Gain on sale of assets, net	811	—	—	—	811
Interest income	267	—	—	18	285
Other income	—	181	—	—	181
Total other income	738	181	1,542	190	2,651
Income (loss) from continuing operations before income taxes	16,730	(9,742)	4,046	(45,741)	(34,707)
(Benefit from) provision for income taxes	(42)	57	154	—	169
Net income (loss) from continuing operations	16,772	(9,799)	3,892	(45,741)	(34,876)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	(5,016)	55	—	(4,961)
Less: Dividends on preferred shares	—	—	—	4,625	4,625
Net income (loss) from continuing operations attributable to shareholders	$16,772	$(4,783)	$3,837	$(50,366)	$(34,540)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$60,729	$2,828	$132	$(16,535)	$47,154
Add: Non-controlling share of Adjusted EBITDA					2,029
Add: Equity in earnings of unconsolidated entities					1,374
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(2,402)
Less: Interest expense					(32,990)
Less: Depreciation and amortization expense					(52,643)
Less: Incentive allocations					—
Less: Asset impairment charges					(2,100)
Less: Changes in fair value of non-hedge derivative instruments					7,964
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(1,643)
Less: Equity-based compensation expense					(1,114)
Less: Provision for income taxes					(169)
Net loss attributable to shareholders from continuing operations					$(34,540)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Asia	$25,024	$—	$—	$506	$25,530
Europe	22,739	—	—	—	22,739
North America	7,592	10,719	8,096	1,727	28,134
South America	746	—	—	—	746
Total	$56,101	$10,719	$8,096	$2,233	$77,149

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Three Months Ended March 31, 2020

	Three Months Ended March 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$82,992	$—	$—	$3,457	$86,449
Infrastructure revenues	—	24,741	314	1,336	26,391
Total revenues	82,992	24,741	314	4,793	112,840

Expenses
Operating expenses	4,071	21,943	2,000	5,430	33,444
General and administrative	—	—	—	4,663	4,663
Acquisition and transaction expenses	2,724	—	782	(312)	3,194
Management fees and incentive allocation to affiliate	—	—	—	4,766	4,766
Depreciation and amortization	32,631	7,226	376	1,964	42,197
Interest expense	—	3,428	393	19,040	22,861
Total expenses	39,426	32,597	3,551	35,551	111,125

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(591)	—	906	(50)	265
Loss on sale of assets, net	(1,819)	—	—	—	(1,819)
Loss on extinguishment of debt	—	(4,724)	—	—	(4,724)
Interest income	12	22	—	7	41
Other income	—	33	—	—	33
Total other (expense) income	(2,398)	(4,669)	906	(43)	(6,204)
Income (loss) from continuing operations before income taxes	41,168	(12,525)	(2,331)	(30,801)	(4,489)
Provision for (benefit from) income taxes	45	135	(281)	3	(98)
Net income (loss) from continuing operations	41,123	(12,660)	(2,050)	(30,804)	(4,391)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(4,661)	(75)	—	(4,736)
Less: Dividends on preferred shares	—	—	—	4,539	4,539
Net income (loss) from continuing operations attributable to shareholders	$41,123	$(7,999)	$(1,975)	$(35,343)	$(4,194)

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

	March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,806,730	$995,107	$446,449	$343,761	$3,592,047

Debt, net	—	274,919	25,000	1,777,483	2,077,402

Total liabilities	211,881	379,798	45,774	1,810,942	2,448,395

Non-controlling interests in equity of consolidated subsidiaries	—	16,494	1,615	524	18,633

Total equity	1,594,849	615,309	400,675	(1,467,181)	1,143,652

Total liabilities and equity	$1,806,730	$995,107	$446,449	$343,761	$3,592,047

	March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$416,084	$—	$—	$61,386	$477,470
Europe	803,624	—	—	—	803,624
North America	248,192	726,264	276,997	116,256	1,367,709
South America	37,001	—	—	—	37,001
Total	$1,504,901	$726,264	$276,997	$177,642	$2,685,804

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,704,205	$989,928	$400,217	$293,627	$3,387,977

Debt, net	—	253,473	25,000	1,626,289	1,904,762

Total liabilities	219,692	365,629	38,242	1,665,093	2,288,656

Non-controlling interests in equity of consolidated subsidiaries	—	20,785	1,354	524	22,663

Total equity	1,484,513	624,299	361,975	(1,371,466)	1,099,321

Total liabilities and equity	$1,704,205	$989,928	$400,217	$293,627	$3,387,977

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$445,566	$—	$—	$56,702	$502,268
Europe	774,300	—	—	—	774,300
North America	208,190	702,393	269,680	117,782	1,298,045
South America	25,009	—	—	—	25,009
Total	$1,453,065	$702,393	$269,680	$174,484	$2,599,622

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Net loss from continuing operations	$(34,876)	$(4,391)
Net income from discontinued operations, net of income taxes	—	1,331
Net loss	(34,876)	(3,060)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(4,961)	(4,736)
Less: Dividends on preferred shares	4,625	4,539
Net loss attributable to shareholders	$(34,540)	$(2,863)
Weighted Average Common Shares Outstanding - Basic (1)	86,027,944	86,008,099
Weighted Average Common Shares Outstanding - Diluted (1)	86,027,944	86,008,099
Basic
Continuing operations	$(0.40)	$(0.05)
Discontinued operations	$—	$0.02
Diluted
Continuing operations	$(0.40)	$(0.05)
Discontinued operations	$—	$0.02
________________________________________________________
(1) The three months ended March 31, 2021 and 2020 includes participating securities which can be converted into a fixed amount of our shares.
For the three months ended March 31, 2021 and 2020, 803,800 and 60,838 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the three months ended March 31, 2021, we issued 6,594 common shares to certain directors as compensation.
During the three months ended March 31, 2021, certain holders of Class B Units (see Note 16) converted 9,470 Class B Units in exchange for 7,013 common shares.
Preferred Shares
In March 2021, in a public offering, we issued 4,200,000 shares of 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (“Series C Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $101.2 million. See Note 14 for information related to options issued to the Manager in connection with such offering.

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
We have also entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the quarter ended March 31, 2021. The $5.0 million payment was recorded as a payable and included in the cost of the asset acquisition.
Jefferson entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which will take effect in the second quarter of 2021, Jefferson is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $10.2 million per year.
20. SUBSEQUENT EVENTS
Senior Notes due 2028
On April 12, 2021, we issued $500 million aggregate principal amount of senior unsecured notes due 2028 (the “Senior Notes due 2028”). The Senior Notes due 2028 bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2021.
On May 7, 2021, we intend to use a portion of the net proceeds to redeem in full the Senior Notes due 2022, which total $400 million aggregate principal plus accrued and unpaid interest.
Dividends
On April 29, 2021, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended March 31, 2021, payable on May 25, 2021 to the holders of record on May 14, 2021.
Additionally, on April 29, 2021, our Board of Directors also declared a cash dividend on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52 per share, $0.50 per share and $0.46 per share, respectively, payable on June 15, 2021 to the holders of record on June 1, 2021.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of March 31, 2021, we had total consolidated assets of $3.6 billion and total equity of $1.1 billion.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the outbreak of COVID-19 resulted in asset impairment charges and a decline in our equipment leasing revenues during the three months ended March 31, 2021. A number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of March 31, 2021; however, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $175.6 million as of March 31, 2021. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Part II, Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
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
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers and (iii) railroad assets retained after the December 2019 sale, which consists of equipment that support a railcar cleaning business.
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

Our Manager
On December 27, 2017, SoftBank Group Corp. (“SoftBank”) completed its acquisition of Fortress (the “SoftBank Merger”). In connection with the Softbank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
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

Comparison of the three months ended March 31, 2021 and 2020
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Revenues
Equipment leasing revenues
Lease income	$40,227	$49,813	$(9,586)
Maintenance revenue	15,508	31,995	(16,487)
Finance lease income	403	429	(26)
Other revenue	469	4,212	(3,743)
Total equipment leasing revenues	56,607	86,449	(29,842)
Infrastructure revenues
Lease income	430	120	310
Terminal services revenues	10,421	16,411	(5,990)
Crude marketing revenues	—	8,210	(8,210)
Other revenue	9,691	1,650	8,041
Total infrastructure revenues	20,542	26,391	(5,849)
Total revenues	77,149	112,840	(35,691)

Expenses
Operating expenses	24,997	33,444	(8,447)
General and administrative	4,252	4,663	(411)
Acquisition and transaction expenses	1,643	3,194	(1,551)
Management fees and incentive allocation to affiliate	3,990	4,766	(776)
Depreciation and amortization	44,535	42,197	2,338
Asset impairment	2,100	—	2,100
Interest expense	32,990	22,861	10,129
Total expenses	114,507	111,125	3,382

Other (expense) income
Equity in earnings of unconsolidated entities	1,374	265	1,109
Gain (loss) on sale of assets, net	811	(1,819)	2,630
Loss on extinguishment of debt	—	(4,724)	4,724
Interest income	285	41	244
Other income	181	33	148
Total other income (expense)	2,651	(6,204)	8,855
Loss from continuing operations before income taxes	(34,707)	(4,489)	(30,218)
Provision for (benefit from) income taxes	169	(98)	267
Net loss from continued operations	(34,876)	(4,391)	(30,485)
Net income from discontinued operations, net of income taxes	—	1,331	(1,331)
Net loss	(34,876)	(3,060)	(31,816)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(4,961)	(4,736)	(225)
Less: Dividends on preferred shares	4,625	4,539	86
Net loss attributable to shareholders	$(34,540)	$(2,863)	$(31,677)

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Net loss attributable to shareholders from continuing operations	$(34,540)	$(4,194)	$(30,346)
Add: Provision for (benefit from) income taxes	169	(98)	267
Add: Equity-based compensation expense	1,114	291	823
Add: Acquisition and transaction expenses	1,643	3,194	(1,551)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	4,724	(4,724)
Add: Changes in fair value of non-hedge derivative instruments	(7,964)	181	(8,145)
Add: Asset impairment charges	2,100	—	2,100
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	52,643	49,064	3,579
Add: Interest expense	32,990	22,861	10,129
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	2,402	(413)	2,815
Less: Equity in earnings of unconsolidated entities	(1,374)	(265)	(1,109)
Less: Non-controlling share of Adjusted EBITDA (3)	(2,029)	(3,350)	1,321
Adjusted EBITDA (non-GAAP)	$47,154	$71,995	$(24,841)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2021 and 2020: (i) depreciation and amortization expense of $44,535 and $42,197, (ii) lease intangible amortization of $752 and $1,132 and (iii) amortization for lease incentives of $7,356 and $5,735, respectively.
(2) Includes the following items for the three months ended March 31, 2021 and 2020: (i) net income of $1,180 and $223, (ii) interest expense of $187 and $35, (iii) depreciation and amortization expense of $1,912 and $962, (iv) acquisition and transaction expenses of $0 and $81 and (v) changes in fair value of non-hedge derivatives of $(877) and $(1,714), respectively.
(3) Includes the following items for the three months ended March 31, 2021 and 2020: (i) equity-based compensation of $198 and $47, (ii) provision for income taxes of $13 and $28, (iii) interest expense of $281 and $720, (iv) depreciation and amortization expense of $1,811 and $1,524, (v) changes in fair value of non-hedge derivative instruments of $(274) and $38 and (vi) loss on extinguishment of debt of $0 and $993 respectively.
Revenues
Total revenues decreased $35.7 million primarily due to lower revenues of $26.9 million in the Aviation Leasing segment and $14.0 million in the Jefferson Terminal segment, partially offset by higher revenues of $7.8 million in the Ports and Terminals segment.
Equipment Leasing
Lease income decreased $9.6 million, primarily due to an increase in aircraft redelivered and a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
Maintenance revenue decreased $16.5 million, primarily due to the reasons mentioned above and lower aircraft and engine utilization as a result of the COVID-19 pandemic.
Other revenue decreased $3.7 million, primarily due to the settlement of an engine loss during the three months ended March 31, 2020.
Infrastructure
Crude marketing revenues decreased $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019.
Terminal services revenues decreased $6.0 million which primarily reflects lower volumes at Jefferson Terminal due to lower global oil demand related to COVID-19.
Other revenue increased $8.0 million, primarily due to an unrealized gain of $7.9 million recorded on butane forward purchase and sale contracts at Repauno.
Expenses
Total expenses increased $3.4 million, primarily due to higher (i) interest expense, (ii) depreciation and amortization and (iii) asset impairment charges, partially offset by lower (iv) operating expenses, (v) acquisition and transaction expense and (vi) management fees and incentive allocation to affiliate.

Interest expense increased $10.1 million, primarily due to:
•an increase of $12.5 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $521.5 million due to increases in (i) the Senior Notes due 2025 of $407.5 million, (ii) the Senior Notes due 2027 of $400.0 million, (iii) the Revolving Credit Facility (as defined below in Liquidity and Capital Resources) of $36.7 million, partially offset by decreases in (iv) the Senior Notes due 2022 of $296.5 million and (v) the FTAI Pride Credit Agreement of $24.0 million, which was repaid in full in March 2020; and
•a decrease of $2.2 million at Jefferson Terminal due a debt refinancing in the first quarter of 2020 which lowered their average interest rate.
Depreciation and amortization increased $2.3 million primarily due to assets placed into service at Repauno and Jefferson Terminal.
Asset impairment increased $2.1 million due to an impairment charge in 2021 in the Aviation Leasing segment.
Operating expenses decreased $8.4 million which primarily reflects decreases in (i) cost of sales of $8.4 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) facility operations of $1.6 million primarily due to lower volumes at Jefferson Terminal.
Acquisition and transaction expense decreased $1.6 million which primarily reflects lower compensation and related costs associated with the acquisition of aviation leasing equipment.
Management fees and incentive allocation to affiliate decreased $0.8 million, which reflects a decrease in the base management fee as our average total equity is lower in 2021 compared to 2020.
Other income (expense)
Total other income increased $8.9 million during the three months ended March 31, 2021, which primarily reflects (i) a loss on extinguishment of debt of $4.7 million in 2020 and (ii) an increase of $2.6 million in gain on sale of assets, net in the Aviation Leasing segment.
Net (loss) income from continuing operations
Net income from continuing operations decreased $30.5 million during the three months ended March 31, 2021, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $24.8 million during the three months ended March 31, 2021, primarily due to the changes noted above.
Aviation Leasing Segment
As of March 31, 2021, in our Aviation Leasing segment, we own and manage 279 aviation assets, consisting of 80 commercial aircraft and 199 engines.
As of March 31, 2021, 67 of our commercial aircraft and 114 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 73% utilized during the three months ended March 31, 2021, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 38 months, and our engines currently on-lease have an average remaining lease term of 20 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2021	15	63	78
Purchases	—	6	6
Sales	—	—	—
Transfers	—	(4)	(4)
Assets at March 31, 2021	15	65	80

Engines
Assets at January 1, 2021	88	98	186
Purchases	5	18	23
Sales	(8)	(8)	(16)
Transfers	—	6	6
Assets at March 31, 2021	85	114	199

The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Revenues
Equipment leasing revenues
Lease income	$39,789	$46,941	$(7,152)
Maintenance revenue	15,508	31,995	(16,487)
Finance lease income	403	429	(26)
Other revenue	401	3,627	(3,226)
Total revenues	56,101	82,992	(26,891)

Expenses
Operating expenses	4,250	4,071	179
Acquisition and transaction expenses	1,196	2,724	(1,528)
Depreciation and amortization	32,563	32,631	(68)
Asset impairment	2,100	—	2,100
Total expenses	40,109	39,426	683

Other income (expense)
Equity in losses of unconsolidated entities	(340)	(591)	251
Gain (loss) on sale of assets, net	811	(1,819)	2,630
Interest income	267	12	255
Total other income (expense)	738	(2,398)	3,136
Income before income taxes	16,730	41,168	(24,438)
(Benefit from) provision for income taxes	(42)	45	(87)
Net income	16,772	41,123	(24,351)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net income attributable to shareholders	$16,772	$41,123	$(24,351)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Net income attributable to shareholders	$16,772	$41,123	$(24,351)
Add: (Benefit from) provision for income taxes	(42)	45	(87)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1,196	2,724	(1,528)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	2,100	—	2,100
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	40,671	39,498	1,173
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(308)	(591)	283
Less: Equity in losses of unconsolidated entities	340	591	(251)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$60,729	$83,390	$(22,661)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2021 and 2020: (i) depreciation expense of $32,563 and $32,631, (ii) lease intangible amortization of $752 and $1,132 and (iii) amortization for lease incentives of $7,356 and $5,735, respectively.
(2) Includes the following items for the three months ended March 31, 2021 and 2020: (i) net loss of $(340) and $(591) and (ii) depreciation and amortization of $32 and $0, respectively.
Revenues
Total revenue decreased $26.9 million driven by lower lease income and maintenance revenue.
•Lease income decreased $7.2 million primarily due to an increase in aircraft redelivered and a decrease in the number of engines on lease and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft placed on lease.
•Maintenance revenue decreased $16.5 million primarily due to the reasons mentioned above and lower aircraft and engine utilization as a result of the COVID-19 pandemic.
•Other revenue decreased $3.2 million primarily due to the settlement of an engine loss during the three months ended March 31, 2020.
Expenses
Total expenses increased $0.7 million, primarily due to an increase in asset impairment and operating expenses, partially offset by a decrease in acquisition and transaction expenses.
•Asset impairment increased $2.1 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation. See Note 4 to the consolidated financial statements for additional information.
•Operating expenses increased $0.2 million primarily as a result of an increase in shipping and storage fees, professional fees and other operating expenses, partially offset by a decrease in bad debt expense.
•Acquisition and transaction expense decreased $1.5 million driven by lower compensation and related costs associated with the acquisition of aviation leasing equipment.
Other income (expense)
Total other income increased $3.1 million primarily due to an increase of $2.6 million in gain on the sale of leasing equipment in 2021, an increase of $0.3 million in interest income and a decrease of $0.3 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $22.7 million primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Infrastructure revenues
Lease income	$430	$120	$310
Terminal services revenues	10,289	16,411	(6,122)
Crude marketing revenues	—	8,210	(8,210)
Total revenues	10,719	24,741	(14,022)

Expenses
Operating expenses	11,721	21,943	(10,222)
Depreciation and amortization	7,718	7,226	492
Interest expense	1,203	3,428	(2,225)
Total expenses	20,642	32,597	(11,955)

Other (expense) income
Loss on extinguishment of debt	—	(4,724)	4,724
Interest income	—	22	(22)
Other income	181	33	148
Total other income (expense)	181	(4,669)	4,850
Loss before income taxes	(9,742)	(12,525)	2,783
Provision for income taxes	57	135	(78)
Net loss	(9,799)	(12,660)	2,861
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(5,016)	(4,661)	(355)
Net loss attributable to shareholders	$(4,783)	$(7,999)	$3,216

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Net loss attributable to shareholders	$(4,783)	$(7,999)	$3,216
Add: Provision for income taxes	57	135	(78)
Add: Equity-based compensation expense	841	215	626
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	4,724	(4,724)
Add: Changes in fair value of non-hedge derivative instruments	—	181	(181)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	7,718	7,226	492
Add: Interest expense	1,203	3,428	(2,225)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(2,208)	(3,341)	1,133
Adjusted EBITDA (non-GAAP)	$2,828	$4,569	$(1,741)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2021 and 2020: (i) equity-based compensation of $189 and $45, (ii) provision for income taxes of $13 and $28, (iii) interest expense of $271 and $720, (iv) changes in fair value of non-hedge derivative instruments of $0 and $38, (v) depreciation and amortization expense of $1,735 and $1,517 and (vi) loss on extinguishment of debt of $0 and $993, respectively.
Revenues
Total revenues decreased $14.0 million primarily due to decreases in (i) crude marketing revenues of $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) terminal services revenue of $6.1 million which primarily reflects lower volumes due to lower global oil demand related to COVID-19.
Expenses
Total expenses decreased $12.0 million which reflects:
•a decrease in operating expenses of $10.2 million, primarily due to (i) Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) a decrease in facility operations expense due to lower volumes;
•a decrease in interest expense of $2.2 million due to a debt refinancing in the first quarter of 2020 which lowered the average interest rate; and
•an increase in depreciation and amortization of $0.5 million due to additional assets being placed into service.
Other income (expense)
Total other income increased $4.9 million which primarily reflects a loss on extinguishment of debt of $4.7 million in 2020.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.7 million primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Infrastructure revenues
Terminal services revenues	$132	$—	$132
Other revenue	7,964	314	7,650
Total revenues	8,096	314	7,782

Expenses
Operating expenses	3,102	2,000	1,102
Acquisition and transaction expenses	—	782	(782)
Depreciation and amortization	2,211	376	1,835
Interest expense	279	393	(114)
Total expenses	5,592	3,551	2,041

Other income
Equity in earnings of unconsolidated entities	1,542	906	636
Total other income	1,542	906	636
Income (loss) before income taxes	4,046	(2,331)	6,377
Provision for (benefit from) income taxes	154	(281)	435
Net income (loss)	3,892	(2,050)	5,942
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	55	(75)	130
Net income (loss) attributable to shareholders	$3,837	$(1,975)	$5,812

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Net income (loss) attributable to shareholders	$3,837	$(1,975)	$5,812
Add: Provision for (benefit from) income taxes	154	(281)	435
Add: Equity-based compensation expense	273	76	197
Add: Acquisition and transaction expenses	—	782	(782)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(7,964)	—	(7,964)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,211	376	1,835
Add: Interest expense	279	393	(114)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	2,705	228	2,477
Less: Equity in earnings of unconsolidated entities	(1,542)	(906)	(636)
Less: Non-controlling share of Adjusted EBITDA (2)	179	(9)	188
Adjusted EBITDA (non-GAAP)	$132	$(1,316)	$1,448
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2021 and 2020: (i) net income of $1,542 and $894, (ii) interest expense of $160 and $5, (iii) depreciation and amortization expense of $1,880 and $962, (iv) acquisition and transaction expenses of $0 and $81 and (v) changes in fair value of non-hedge derivative instruments of $(877) and $(1,714), respectively.
(2) Includes the following items for the three months ended March 31, 2021 and 2020: (i) equity-based compensation of $9 and $2, (ii) interest expense of $10 and $0, (iii) depreciation and amortization expense of $76 and $7 and (iv) changes in fair value of non-hedge derivative instruments of $(274) and $0, respectively.

Revenues
Total revenue increased $7.8 million primarily due to an unrealized gain of $7.9 million recorded on butane forward purchase and sale contracts at Repauno.
Expenses
Total expenses increased $2.0 million which reflects higher (i) depreciation and amortization of $1.8 million at Repauno due to additional assets placed into service and (ii) operating expenses of $1.1 million, primarily due to higher compensation and related costs at Repauno, partially offset by lower (iii) acquisition and transaction expense of $0.8 million at Long Ridge due to lower professional fees.
Other income
Total other income increased $0.6 million due to an increase in equity in earnings at Long Ridge.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.4 million primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Revenues
Equipment leasing revenues
Lease income	$438	$2,872	$(2,434)
Other revenue	68	585	(517)
Total equipment leasing revenues	506	3,457	(2,951)
Infrastructure revenues
Other revenue	1,727	1,336	391
Total infrastructure revenues	1,727	1,336	391
Total revenues	2,233	4,793	(2,560)

Expenses
Operating expenses	5,924	5,430	494
General and administrative	4,252	4,663	(411)
Acquisition and transaction expenses	447	(312)	759
Management fees and incentive allocation to affiliate	3,990	4,766	(776)
Depreciation and amortization	2,043	1,964	79
Interest expense	31,508	19,040	12,468
Total expenses	48,164	35,551	12,613

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	172	(50)	222
Interest income	18	7	11
Total other income (expense)	190	(43)	233
Loss before income taxes	(45,741)	(30,801)	(14,940)
Provision for income taxes	—	3	(3)
Net loss	(45,741)	(30,804)	(14,937)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Less: Dividends on preferred shares	4,625	4,539	86
Net loss attributable to shareholders	$(50,366)	$(35,343)	$(15,023)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Net loss attributable to shareholders	$(50,366)	$(35,343)	$(15,023)
Add: Provision for income taxes	—	3	(3)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	447	(312)	759
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,043	1,964	79
Add: Interest expense	31,508	19,040	12,468
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	5	(50)	55
Less: Equity in losses (earnings) of unconsolidated entities	(172)	50	(222)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(16,535)	$(14,648)	$(1,887)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2021 and 2020: (i) net loss of $(22) and $(80) and (ii) interest expense of $27 and $30, respectively.
Revenues
Equipment Leasing
Total revenues decreased $3.0 million in the offshore energy business as one of our vessels was off-hire in 2021 while it was on-hire in 2020.
Infrastructure
Total revenues increased $0.4 million due to higher volumes in our railcar cleaning business.
Expenses
Total expenses increased $12.6 million primarily due to higher (i) interest expense and (ii) acquisition and transaction expense, partially offset by lower (iii) management fees and incentive allocation to affiliate.
Interest expense increased $12.5 million, which reflects an increase in the average outstanding debt of approximately $521.5 million due to increases in (i) the Senior Notes due 2025 of $407.5 million, (ii) the Senior Notes due 2027 of $400.0 million, (iii) the Revolving Credit Facility of $36.7 million, partially offset by decreases in (iv) the Senior Notes due 2022 of $296.5 million and (v) the FTAI Pride Credit Agreement of $24.0 million, which was repaid in full in March 2020.
Acquisition and transaction expense increased $0.8 million, primarily due to higher professional fees.
Management fees and incentive allocation to affiliate decreased $0.8 million, which reflects a decrease in the base management fee as our average total equity is lower in 2021 compared to 2020.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.9 million primarily due to the changes noted above.

Liquidity and Capital Resources
On April 12, 2021, we issued $500 million aggregate principal amount of senior unsecured notes due 2028 (see Note 20 to the consolidated financial statements). On May 7, 2021, we intend to use a portion of the net proceeds to redeem in full the Senior Notes due 2022, which total $400 million aggregate principal plus accrued and unpaid interest.
On June 16, 2017, we entered in a revolving credit facility (the “Revolving Credit Facility”). During April 2021, we repaid a net $100 million of outstanding borrowings under the Revolving Credit Facility. Following the repayment, we have additional borrowing capacity of $200 million under the Revolving Credit Facility.
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
•Cash used for the purpose of making investments was $165.0 million and $122.4 million during the three months ended March 31, 2021 and 2020, respectively.
•Dividends to shareholders and holders of eligible participating securities were $33.0 million and $32.9 million during the three months ended March 31, 2021 and 2020, respectively.
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
•Cash flows (used in) provided from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $(39.8) million and $2.1 million during the three months ended March 31, 2021 and 2020, respectively.
•During the three months ended March 31, 2021, additional borrowings were obtained in connection with the (i) Revolving Credit Facility of $150.0 million and (ii) EB-5 Loan Agreement of $21.6 million. During the three months ended March 31, 2020, additional borrowings were obtained in connection with the (i) Series 2020 Bonds of $264.0 million and (ii) Revolving Credit Facility of $40.0 million. We made total principal repayments of $276.0 million relating to the Series 2016 Bonds, Series 2012 Bonds, Jefferson Revolver and FTAI Pride Credit Agreement.
•Proceeds from the sale of assets were $4.6 million and $28.6 million during the three months ended March 31, 2021 and 2020, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $101.2 million during the three months ended March 31, 2021.
We are currently evaluating several potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. However, as of the date of this filing, none of these transactions or negotiations are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the three months ended March 31, 2021 and 2020
The following table compares the historical cash flow for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flow Data:
Net cash used in operating activities	$(48,932)	$(11,806)
Net cash used in investing activities	(154,418)	(91,125)
Net cash provided by (used in) financing activities	235,408	(16,198)
Net cash used in operating activities increased $37.1 million, which reflects an increase in our net loss of $31.8 million primarily due to lower total revenues.
Net cash used in investing activities increased $63.3 million, primarily due to (i) an increase in acquisitions of leasing equipment of $57.2 million and (ii) lower proceeds from the sale of leasing equipment of $24.0 million, partially offset by (iii) a decrease in acquisitions of property, plant and equipment of $21.1 million.

Net cash provided by financing activities increased $251.6 million, primarily due to (i) a decrease in repayments of debt of $276.0 million and (ii) an increase in proceeds from the issuance of preferred shares of $101.4 million, partially offset by (iii) a decrease in proceeds from debt of $132.4 million.
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

	Three Months Ended March 31,
(in thousands)	2021	2020
Net Cash Used in Operating Activities	$(48,932)	$(11,806)
Add: Principal Collections on Finance Leases	395	320
Add: Proceeds from Sale of Assets	4,574	28,568
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	—	—
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	58,370	78,955
Funds Available for Distribution (FAD)	$14,407	$96,037
________________________________________________________
(1) Required payments on debt obligations for the three months ended March 31, 2020 exclude repayments of $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement.
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

Contractual Obligations
The following table summarizes our future obligations, by period due, as of March 31, 2021, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of March 31, 2021.

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Series 2020 Bonds	$—	$—	$—	$—	$79,060	$184,920	$263,980
DRP Revolver	25,000	—	—	—	—	—	25,000
EB-5 Loan Agreement	—	—	—	—	—	21,600	21,600
Revolving Credit Facility	—	150,000	—	—	—	—	150,000
Senior Notes due 2022	—	400,000	—	—	—	—	400,000
Senior Notes due 2025	—	—	—	—	850,000	—	850,000
Senior Notes due 2027	—	—	—	—	—	400,000	400,000
Total principal payments on loans and bonds payable	25,000	550,000	—	—	929,060	606,520	2,110,580

Total estimated interest payments (1)	99,997	113,461	107,432	107,432	92,521	168,972	689,815
Third-party obligations (2)	7,000	10,220	3,220				20,440
Operating lease obligations	3,856	5,081	5,192	4,983	4,852	145,874	169,838
	110,853	128,762	115,844	112,415	97,373	314,846	880,093
Total contractual obligations	$135,853	$678,762	$115,844	$112,415	$1,026,433	$921,366	$2,990,673
________________________________________________________
(1) Estimated interest rates as of March 31, 2021.
(2) Relates to a two-year pipeline capacity agreement at Jefferson Terminal.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.7 million as of both March 31, 2021 and December 31, 2020.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the year ended December 31, 2020.
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
There was no impairment of goodwill for the year ended December 31, 2020.
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
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. On March 5, 2021, the IBA Benchmark Administration confirmed its intention to cease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
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
As of March 31, 2021, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $1.5 million or a decrease of approximately $0.2 million in interest expense over the next 12 months.
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
In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the ongoing COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to mitigate the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The COVID-19 outbreak continues to be dynamic and evolving, including a resurgence of COVID-19 cases in certain geographies, and its ultimate scope, duration, effects and the availability of vaccines remain uncertain.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates. On November 30, 2020, ICE Benchmark Administration, or the IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021, for only the one-week and two-month LIBOR tenors, and on June 30, 2023, for all other LIBOR tenors. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the IBA Benchmark Administration confirmed its intention to cease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023.
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
As of March 31, 2021, we had $175.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.
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

Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. Since 2015, we granted our Manager an option to acquire 2,574,624 common shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of March 31, 2021, rights relating to 2,599,624 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 19, 2019, by and among Soo Line Corporation, Black Bear Acquisition LLC, Railroad Acquisition Holdings LLC and Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed January 6, 2020).
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
3.2	Fourth Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of March 25, 2021 (incorporated by reference to Exhibit 3.2 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
3.4	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares, dated as of November 27, 2019 (included as part of Exhibit 3.2).
3.5	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares, dated as of March 25, 2021 (included as part of Exhibit 3.2).
4.1	Indenture, dated March 15, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 15, 2017).
4.2	Form of global note representing the Company’s 6.75% senior unsecured notes due 2022 (included in Exhibit 4.1).
4.3	First Supplemental Indenture, dated June 8, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed on March 1, 2018).
4.4	Second Supplemental Indenture, dated August 23, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2017).
4.5	Third Supplemental Indenture, dated December 20, 2017, between Fortress Transportation and Infrastructure LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 2017).
4.6	Fourth Supplemental Indenture, dated May 31, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed May 31, 2018).
4.7	Fifth Supplemental Indenture, dated February 8, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 8, 2019).
4.8	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
4.9	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
4.10	First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
4.11	Second Supplemental Indenture, dated December 23, 2020, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
4.12	Indenture, dated April 12, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-K, filed April 12, 2021).
4.13	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.12).
4.14	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
4.15	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
4.16	Form of certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).

	Exhibit No.	Description
	4.17	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K, filed February 28, 2020).
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
	10.6	Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).
	10.7	Credit Agreement Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2018).
	10.8	Credit Agreement Amendment No. 2 dated as of February 8, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 11, 2019).
	10.9	Credit Agreement Amendment No. 3 dated as of August 6, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 9, 2019).
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

	10.18	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.19	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

	Exhibit No.	Description
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	April 30, 2021
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	April 30, 2021
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	April 30, 2021
Eun Nam
Chief Accounting Officer