Form 10-Q
period 2021-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2021-07-29
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 85,641,314 common shares outstanding representing limited liability company interests at July 26, 2021.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part II, Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the ongoing COVID-19 pandemic and other public health crises, and any related responses or actions by businesses and governments;
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
•our ability to successfully integrate acquired businesses;
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	2	$105,244	$121,703
Restricted cash	2	38,001	39,715
Accounts receivable, net		175,827	91,691
Leasing equipment, net	4	1,656,702	1,635,259
Operating lease right-of-use assets, net	13	64,541	62,355
Finance leases, net	5	13,124	6,927
Property, plant, and equipment, net	6	1,014,390	964,363
Investments	7	114,493	146,515
Intangible assets, net	8	14,488	18,786
Goodwill		122,735	122,735
Other assets	2	234,401	177,928
Total assets		$3,553,946	$3,387,977

Liabilities
Accounts payable and accrued liabilities		$148,367	$113,185
Debt, net	9	2,127,086	1,904,762
Maintenance deposits		119,448	148,293
Security deposits		35,663	37,064
Operating lease liabilities	13	64,120	62,001
Other liabilities		18,249	23,351
Total liabilities		$2,512,933	$2,288,656

Commitments and contingencies	19

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 85,641,314 and 85,617,146 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)		$856	$856
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 9,120,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)		133	91
Additional paid in capital		1,163,748	1,130,106
Accumulated deficit		(88,056)	(28,158)
Accumulated other comprehensive loss		(49,115)	(26,237)
Shareholders' equity		1,027,566	1,076,658
Non-controlling interest in equity of consolidated subsidiaries		13,447	22,663
Total equity		1,041,013	1,099,321
Total liabilities and equity		$3,553,946	$3,387,977

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2021	2020	2021	2020
Revenues
Equipment leasing revenues		$81,571	$79,834	$138,178	$166,283
Infrastructure revenues		15,344	14,475	35,886	40,866
Total revenues	12	96,915	94,309	174,064	207,149
Expenses
Operating expenses		31,183	24,572	56,180	58,016
General and administrative		3,655	4,388	7,907	9,051
Acquisition and transaction expenses		4,399	3,661	6,042	6,855
Management fees and incentive allocation to affiliate	16	4,113	4,756	8,103	9,522
Depreciation and amortization	4, 6, 8	47,371	41,720	91,906	83,917
Asset impairment		89	10,476	2,189	10,476
Interest expense		37,504	21,794	70,494	44,655
Total expenses		128,314	111,367	242,821	222,492
Other (expense) income
Equity in losses of unconsolidated entities	7	(7,152)	(3,209)	(5,778)	(2,944)
Gain (loss) on sale of assets, net		3,987	768	4,798	(1,051)
Loss on extinguishment of debt	9	(3,254)	—	(3,254)	(4,724)
Interest income		454	22	739	63
Other (expense) income		(884)	(1)	(703)	32
Total other expense		(6,849)	(2,420)	(4,198)	(8,624)
Loss from continuing operations before income taxes		(38,248)	(19,478)	(72,955)	(23,967)
Benefit from income taxes	15	(1,640)	(3,750)	(1,471)	(3,848)
Net loss from continuing operations		(36,608)	(15,728)	(71,484)	(20,119)
Net income from discontinued operations, net of income taxes		—	—	—	1,331
Net loss		(36,608)	(15,728)	(71,484)	(18,788)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(6,625)	(4,112)	(11,586)	(8,848)
Less: Dividends on preferred shares		6,551	4,079	11,176	8,618
Net loss attributable to shareholders		$(36,534)	$(15,695)	$(71,074)	$(18,558)

(Loss) earnings per share:	18
Basic
Continuing operations		$(0.42)	$(0.18)	$(0.83)	$(0.23)
Discontinued operations		$—	$—	$—	$0.02
Diluted
Continuing operations		$(0.42)	$(0.18)	$(0.83)	$(0.23)
Discontinued operations		$—	$—	$—	$0.02
Weighted average shares outstanding:
Basic		86,030,652	86,009,959	86,029,305	86,009,029
Diluted		86,030,652	86,009,959	86,029,305	86,009,029

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(36,608)	$(15,728)	$(71,484)	$(18,788)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1)	(32,832)	(12,112)	(22,878)	(3,354)
Comprehensive loss	(69,440)	(27,840)	(94,362)	(22,142)
Comprehensive loss attributable to non-controlling interest	(6,625)	(4,112)	(11,586)	(8,848)
Comprehensive loss attributable to shareholders	$(62,815)	$(23,728)	$(82,776)	$(13,294)
________________________________________________________
(1) Net of deferred tax benefit of $(7,118) and $(3,220) for the three months ended June 30, 2021 and 2020, respectively, and $(4,472) and $(894) for the six months ended June 30, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2021
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(29,915)		(4,961)	(34,876)
Other comprehensive income				—	9,954	—	9,954
Total comprehensive (loss) income				(29,915)	9,954	(4,961)	(24,922)
Settlement of equity-based compensation						(183)	(183)
Issuance of common shares	—		150				150
Dividends declared - common shares			(28,383)				(28,383)
Issuance of preferred shares		42	101,138				101,180
Dividends declared - preferred shares			(4,625)				(4,625)
Equity-based compensation						1,114	1,114
Equity - March 31, 2021	$856	$133	$1,198,386	$(58,073)	$(16,283)	$18,633	$1,143,652
Net loss				(29,983)		(6,625)	(36,608)
Other comprehensive loss				—	(32,832)	—	(32,832)
Total comprehensive loss				(29,983)	(32,832)	(6,625)	(69,440)
Issuance of common shares	—		305				305
Dividends declared - common shares			(28,412)				(28,412)
Issuance of preferred shares		—	20				20
Dividends declared - preferred shares			(6,551)				(6,551)
Equity-based compensation						1,439	1,439
Equity - June 30, 2021	$856	$133	$1,163,748	$(88,056)	$(49,115)	$13,447	$1,041,013

	Three and Six Months Ended June 30, 2020
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net income (loss)				1,676		(4,736)	(3,060)
Other comprehensive income				—	8,758	—	8,758
Total comprehensive income (loss)				1,676	8,758	(4,736)	5,698
Issuance of common shares	2		154				156
Conversion of participating securities			(2)				(2)
Dividends declared - common shares				(28,391)			(28,391)
Issuance costs of preferred shares			(246)				(246)
Dividends declared - preferred shares				(4,539)			(4,539)
Equity-based compensation						291	291
Equity - March 31, 2020	$851	$81	$1,110,028	$159,199	$9,130	$32,535	$1,311,824
Net loss				(11,616)		(4,112)	(15,728)
Other comprehensive loss				—	(12,112)	—	(12,112)
Total comprehensive loss				(11,616)	(12,112)	(4,112)	(27,840)
Settlement of equity-based compensation						(42)	(42)
Issuance of common shares	5		150				155
Conversion of participating securities			(5)				(5)
Dividends declared - common shares				(28,391)			(28,391)
Issuance costs of preferred shares			(542)				(542)
Dividends declared - preferred shares				(4,079)			(4,079)
Equity-based compensation						411	411
Equity - June 30, 2020	$856	$81	$1,109,631	$115,113	$(2,982)	$28,792	$1,251,491

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,484)	$(18,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	5,778	2,944
Gain on sale of subsidiaries	—	(1,331)
(Gain) loss on sale of assets, net	(4,798)	1,051
Security deposits and maintenance claims included in earnings	(15,413)	2,951
Loss on extinguishment of debt	3,254	4,724
Equity-based compensation	2,553	702
Depreciation and amortization	91,906	83,917
Asset impairment	2,189	10,476
Deferred tax provision	(1,632)	(4,506)
Change in fair value of non-hedge derivative	(6,573)	181
Amortization of lease intangibles and incentives	14,905	13,488
Amortization of deferred financing costs	4,489	4,010
Bad debt expense, net	(733)	1,761
Other	(117)	759
Change in:
Accounts receivable	(86,661)	(24,140)
Other assets	(44,639)	6,210
Accounts payable and accrued liabilities	47,320	(18,894)
Management fees payable to affiliate	(631)	(20,987)
Other liabilities	(3,637)	124
Net cash (used in) provided by operating activities	(63,924)	44,652

Cash flows from investing activities:
Investment in unconsolidated entities	(1,105)	(2,514)
Principal collections on finance leases	1,269	3,320
Acquisition of leasing equipment	(170,132)	(206,299)
Acquisition of property, plant and equipment	(84,134)	(130,073)
Acquisition of lease intangibles	(517)	1,997
Purchase deposits for acquisitions	(9,180)	(4,590)
Proceeds from sale of leasing equipment	57,155	37,687
Proceeds from deposit on sale of aircraft and engine	1,425	—
Return of deposit on sale of engine	1,010	2,350
Net cash used in investing activities	$(204,209)	$(298,122)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from debt	$776,100	$458,981
Repayment of debt	(552,704)	(275,991)
Payment of deferred financing costs	(10,653)	(12,629)
Receipt of security deposits	1,020	853
Return of security deposits	(1,034)	(3,815)
Receipt of maintenance deposits	16,255	18,499
Release of maintenance deposits	(12,071)	(9,185)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	101,201	(267)
Purchase of non-controlling interest	—	(45)
Settlement of equity-based compensation	(183)	—
Cash dividends - common shares	(56,795)	(56,782)
Cash dividends - preferred shares	(11,176)	(8,618)
Net cash provided by financing activities	$249,960	$111,001

Net decrease in cash and cash equivalents and restricted cash	(18,173)	(142,469)
Cash and cash equivalents and restricted cash, beginning of period	161,418	242,517
Cash and cash equivalents and restricted cash, end of period	$143,245	$100,048

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$23,299	$25,326
Acquisition of property, plant and equipment	(891)	(13,631)
Settled and assumed security deposits	(1,042)	(2,545)
Billed, assumed and settled maintenance deposits	(22,123)	(20,113)
Non-cash change in equity method investment	(22,878)	(3,354)
Issuance of common shares	455	304

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
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations within our Aviation Leasing segment. Aviation inventory is carried at the lower of cost or net realizable value on our balance sheet. We had Aviation inventory of $72.1 million and $58.2 million as of June 30, 2021 and December 31, 2020, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $11.5 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $40.4 million and $36.2 million as of June 30, 2021 and December 31, 2020, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $0.9 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $2.2 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
Revenue Recognition
Equipment Leasing Revenues
Operating Leases—We lease equipment pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.
Generally, under our aircraft lease and engine agreements, the lessee is required to make periodic maintenance payments calculated based on the lessee’s utilization of the leased asset or at the end of the lease. Typically, under our aircraft lease agreements, the lessee is responsible for maintenance, repairs and other operating expenses throughout the term of the lease. These periodic maintenance payments accumulate over the term of the lease to fund major maintenance events, and we are contractually obligated to return maintenance payments to the lessee up to the cost of maintenance events paid by the lessee. In the event the total cost of maintenance events over the term of a lease is less than the cumulative maintenance payments, we are not required to return any unused or excess maintenance payments to the lessee.
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
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the relative fair value of the aircraft and lease. The fair value of the lease may include a lease premium or discount.
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the six months ended June 30, 2021.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, enter into collateral arrangements. During both the three months ended June 30, 2021 and 2020, one customer in the Aviation Leasing segment accounted for approximately 10% of total revenue. During the six months ended June 30, 2021, one customer in the Aviation Leasing segment accounted for approximately 11% of total revenue. During the six months ended June 30, 2020, one customer in the Jefferson Terminal segment and one customer in the Aviation Leasing segment each accounted for approximately 11% of total revenue.
As of June 30, 2021, there were two customers in the Aviation Leasing segment that represented 32% and 10% of total accounts receivable, net and two customers in the Jefferson Terminal segment that each represented 12% of total accounts receivable, net. As of December 31, 2020, accounts receivable from two customers in the Aviation Leasing segment represented 40% and 15% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $3.8 million and $4.6 million as of June 30, 2021 and December 31, 2020, respectively. There was a bad debt reversal of $0.2 million and bad debt expense of $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and a bad debt reversal of $0.7 million and bad debt expense of $1.8 million for the six months ended June 30, 2021 and 2020, respectively, and is included in Operating expenses in the Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes related to other comprehensive income (loss) related to our equity method investees.
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
Other Assets—Other assets is primarily comprised of lease incentives of $46.3 million and $55.1 million, purchase deposits of $9.3 million and $6.1 million, prepaid expenses of $24.7 million and $10.1 million, notes receivable of $6.4 million and $0.7 million, maintenance right assets of $17.1 million and $6.4 million and aircraft engine modules, spare parts and used material inventory of $72.1 million and $58.2 million as of June 30, 2021 and December 31, 2020, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and six months ended June 30, 2021 and 2020, the Board of Directors declared cash dividends of $0.33 and $0.66 per common share, respectively.
Additionally, in the quarter ended June 30, 2021, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.46 per share, respectively.
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
Unadopted Accounting Pronouncements—In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (i) the lease would have been classified as a sales-type lease or a direct financing lease under Topic 842 and (ii) the lessor would have otherwise recognized a day-one loss. This standard is effective for all reporting periods beginning after December 15, 2021. We are currently assessing the impact this guidance may have on our consolidated financial statements.
3. DISCONTINUED OPERATIONS
In December 2019, we completed the sale of substantially all of our railroad business (“CMQR”), which was previously reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations. Accordingly, the results of operations of CMQR have been reported as discontinued operations for all periods presented. During the six months ended June 30, 2020, we recognized a gain on sale of $1.3 million which is reported in Net income from discontinued operations, net of income taxes in the Consolidated Statements of Operations. There were no non-cash items or capital expenditures during the six months ended June 30, 2020.
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2021	December 31, 2020
Leasing equipment	$2,082,733	$2,042,404
Less: accumulated depreciation	(426,031)	(407,145)
Leasing equipment, net	$1,656,702	$1,635,259

During the six months ended June 30, 2021, we evaluated our leasing equipment portfolio and identified certain assets with indicators of impairment, including, but not limited to, the redelivery of unserviceable leasing equipment and a decline in market values due to the ongoing COVID-19 pandemic for leasing equipment we have decided to sell. For these assets, we performed a recoverability assessment at the individual asset level and determined that the carrying amounts exceeded the estimated future undiscounted net cash flows and these assets were impaired. To determine fair value, we used both a market approach, using quoted market prices for the same or similar assets, and an income approach, using discounted cash flows and an estimated discount rate. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $2.2 million, net of redelivery compensation.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the six months ended June 30, 2021:

Acquisitions:
Aircraft	9
Engines	32
Dispositions:
Aircraft	3
Engines	20

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense for leasing equipment	$35,899	$34,293	$70,594	$69,017

5. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	June 30, 2021	December 31, 2020
Finance leases	$15,708	$9,389
Unearned revenue	(2,584)	(2,462)
Finance leases, net	$13,124	$6,927
During the six months ended June 30, 2021, we entered into 52-month sales-type lease arrangements for four airframes.
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2021	December 31, 2020
Land, site improvements and rights	$59,334	$52,047
Construction in progress	108,698	425,261
Buildings and improvements	6,268	4,491
Terminal machinery and equipment	927,371	557,788
Track and track related assets	8,400	2,349
Railroad equipment	5,598	5,560
Computer hardware and software	5,159	5,101
Furniture and fixtures	3,092	2,449
Other	6,533	5,870
	1,130,453	1,060,916
Less: accumulated depreciation	(116,063)	(96,553)
Property, plant and equipment, net	$1,014,390	$964,363

During the six months ended June 30, 2021, we placed additional assets into service and also added property, plant and equipment of $69.5 million, both of which primarily consist of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$10,583	$6,538	$19,535	$13,123

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2021	December 31, 2020
Advanced Engine Repair JV	Equity method	25%	$22,039	$22,721
Intermodal Finance I, Ltd.	Equity method	51%	32	—
Long Ridge Terminal LLC	Equity method	50%	91,167	122,539
FYX Trust Holdco LLC	Equity	14%	1,255	1,255
Investments			$114,493	$146,515
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2021 or 2020.
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advanced Engine Repair JV	$(341)	$(594)	$(681)	$(1,185)
Intermodal Finance I, Ltd.	204	(33)	376	(83)
Long Ridge Terminal LLC	(7,015)	(2,582)	(5,473)	(1,676)
Total	$(7,152)	$(3,209)	$(5,778)	$(2,944)

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
The following table presents a summarized statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$8,849	$5,169	$17,270	$9,907
Total expenses	(11,074)	(8,483)	(19,417)	(14,858)
Other (loss) income	(11,776)	(1,840)	(8,777)	1,605
Net loss	$(14,001)	$(5,154)	$(10,924)	$(3,346)
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2021
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$35,865	$—	$35,865
Less: Accumulated amortization	(32,629)	—	(32,629)
Acquired favorable lease intangibles, net	3,236	—	3,236
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(24,261)	(24,261)
Acquired customer relationships, net	—	11,252	11,252
Total intangible assets, net	$3,236	$11,252	$14,488

Intangible liabilities
Acquired unfavorable lease intangibles	$7,148	$—	$7,148
Less: Accumulated amortization	(5,688)	—	(5,688)
Acquired unfavorable lease intangibles, net	$1,460	$—	$1,460

	December 31, 2020
	Aviation Leasing	Jefferson Terminal	Total
Intangible assets
Acquired favorable lease intangibles	$35,349	$—	$35,349
Less: Accumulated amortization	(29,591)	—	(29,591)
Acquired favorable lease intangibles, net	5,758	—	5,758
Customer relationships	—	35,513	35,513
Less: Accumulated amortization	—	(22,485)	(22,485)
Acquired customer relationships, net	—	13,028	13,028
Total intangible assets, net	$5,758	$13,028	$18,786

Intangible liabilities
Acquired unfavorable lease intangibles	$7,151	$—	$7,151
Less: Accumulated amortization	(4,604)	—	(4,604)
Acquired unfavorable lease intangibles, net	$2,547	$—	$2,547
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Lease intangibles	Equipment leasing revenues	$1,198	$931	$1,950	$2,063
Customer relationships	Depreciation and amortization	889	889	1,777	1,777
Total		$2,087	$1,820	$3,727	$3,840
As of June 30, 2021, estimated net annual amortization of intangibles is as follows:

Remainder of 2021	$3,082
2022	4,362
2023	3,349
2024	2,235
2025	—
Thereafter	—
Total	$13,028

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2021			December 31, 2020
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$100,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/2022	$—
DRP Revolver (2)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/2021	25,000
EB-5 Loan Agreement	26,100	5.75%	1/25/2026	—
Total loans payable	151,100			25,000
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/2035 (ii) 1/1/2050 (iii) 1/1/2025	263,980
Senior Notes due 2022 (3)	—	6.75%	3/15/2022	399,331
Senior Notes due 2025 (4)	852,440	6.50%	10/1/2025	852,673
Senior Notes due 2027	400,000	9.75%	8/1/2027	400,000
Senior Notes due 2028	500,000	5.50%	5/1/2028	—
Total bonds payable	2,016,420			1,915,984

Debt	2,167,520			1,940,984
Less: Debt issuance costs	(40,434)			(36,222)
Total debt, net	$2,127,086			$1,904,762

Total debt due within one year	$125,000			$25,000
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes an unamortized discount of $2,230 and an unamortized premium of $1,561 at December 31, 2020.
(4) Includes an unamortized discount of $3,913 and $4,303 at June 30, 2021 and December 31, 2020, respectively, and an unamortized premium of $6,353 and $6,976 at June 30, 2021 and December 31, 2020, respectively.
EB-5 Loan Agreement—On January 25, 2021, Jefferson entered into a non-recourse loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development, construction and acquisition of certain facilities at Jefferson Terminal. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $61.2 million, of which $26.1 million is available under the first tranche and $35.1 million is available under the second tranche. The loans mature in 5 years from the funding of each individual tranche with an option to extend the maturity for both tranches by two one-year periods. If the option to extend the maturity is exercised, the interest rate will increase to 6.25% from 5.75% for the extension period.
Senior Notes due 2028—On April 12, 2021, we issued $500 million aggregate principal amount of senior unsecured notes due 2028 (the “Senior Notes due 2028”). The Senior Notes due 2028 bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2021.
We used a portion of the proceeds to redeem in full the Senior Notes due 2022 (see below), and used the remaining net proceeds for general corporate purposes, including the funding of acquisitions and investments, including aviation investments.
Senior Notes due 2022—On May 7, 2021, we redeemed in full the Senior Notes due 2022, which totaled $400 million aggregate principal plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $3.3 million.
We were in compliance with all debt covenants as of June 30, 2021.

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
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2021	June 30, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$105,244	$105,244	$—	$—	Market
Restricted cash	38,001	38,001	—	—	Market
Derivative assets	6,573	—	6,573	—	Income
Total assets	$149,818	$143,245	$6,573	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2020	December 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$121,703	$121,703	$—	$—	Market
Restricted cash	39,715	39,715	—	—	Market
Total	$161,418	$161,418	$—	$—

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2021	December 31, 2020
Series A 2020 Bonds (1)	$191,327	$186,306
Series B 2020 Bonds (1)	82,018	79,723
Senior Notes due 2022	—	403,536
Senior Notes due 2025	883,652	888,701
Senior Notes due 2027	463,552	460,340
Senior Notes due 2028	521,405	—
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
The following table presents information related to our butane derivative contracts:

	June 30, 2021	December 31, 2020
Notional Amount (BBL in thousands)	2,418	N/A
Fair Value of Assets (1)	$6,573	$—
Term	2 to 9 months	N/A
________________________________________________________
(1) Included in Other assets in the Consolidated Balance Sheets.
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$—	$—	$—	$181
Net losses recognized in earnings	—	—	—	(181)
Ending Balance	$—	$—	$—	$—

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

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$40,208	$—	$—	$2,694	$42,902
Maintenance revenue	32,003	—	—	—	32,003
Finance lease income	443	—	—	—	443
Other revenue	5,789	—	—	434	6,223
Total equipment leasing revenues	78,443	—	—	3,128	81,571
Infrastructure revenues
Lease income	—	432	—	—	432
Terminal services revenues	—	11,095	25	—	11,120
Crude marketing revenues	—	—	—	—	—
Other revenue	—	—	2,319	1,473	3,792
Total infrastructure revenues	—	11,527	2,344	1,473	15,344
Total revenues	$78,443	$11,527	$2,344	$4,601	$96,915

	Three Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$42,505	$—	$—	$2,129	$44,634
Maintenance revenue	27,105	—	—	—	27,105
Finance lease income	413	—	—	—	413
Other revenue	5,236	—	—	2,446	7,682
Total equipment leasing revenues	75,259	—	—	4,575	79,834
Infrastructure revenues
Lease income	—	287	—	—	287
Terminal services revenues	—	12,794	—	—	12,794
Crude marketing revenues	—	—	—	—	—
Other revenue	—	—	—	1,394	1,394
Total infrastructure revenues	—	13,081	—	1,394	14,475
Total revenues	$75,259	$13,081	$—	$5,969	$94,309

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$79,997	$—	$—	$3,132	$83,129
Maintenance revenue	47,511	—	—	—	47,511
Finance lease income	846	—	—	—	846
Other revenue	6,190	—	—	502	6,692
Total equipment leasing revenues	134,544	—	—	3,634	138,178
Infrastructure revenues
Lease income	—	862	—	—	862
Terminal services revenues	—	21,384	157	—	21,541
Crude marketing revenues	—	—	—	—	—
Other revenue	—	—	10,283	3,200	13,483
Total infrastructure revenues	—	22,246	10,440	3,200	35,886
Total revenues	$134,544	$22,246	$10,440	$6,834	$174,064

	Six Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Equipment leasing revenues
Lease income	$89,446	$—	$—	$5,001	$94,447
Maintenance revenue	59,100	—	—	—	59,100
Finance lease income	842	—	—	—	842
Other revenue	8,863	—	—	3,031	11,894
Total equipment leasing revenues	158,251	—	—	8,032	166,283
Infrastructure revenues
Lease income	—	407	—	—	407
Terminal services revenues	—	29,205	—	—	29,205
Crude marketing revenues	—	8,210	—	—	8,210
Other revenue	—	—	314	2,730	3,044
Total infrastructure revenues	—	37,822	314	2,730	40,866
Total revenues	$158,251	$37,822	$314	$10,762	$207,149

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of June 30, 2021:

	Operating Leases	Finance Leases
Remainder of 2021	$84,604	$800
2022	117,598	1,215
2023	79,543	478
2024	52,762	86
2025	37,685	5
Thereafter	23,405	—
Total	$395,597	$2,584

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
13. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately five months to 41 years.
The following table presents lease related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$1,188	$1,229	$2,447	$2,364
Short-term lease expense	329	160	580	450
Variable lease expense	426	264	637	1,104
Total lease expense	$1,943	$1,653	$3,664	$3,918

The following table presents information related to our operating leases as of and for the six months ended June 30, 2021:

Right-of-use assets, net	$64,541
Lease liabilities	64,120

Weighted average remaining lease term	38.3 years
Weighted average incremental borrowing rate	6.1%

Cash paid for amounts included in the measurement of operating lease liabilities	$2,434
The following table presents future minimum lease payments under non-cancellable operating leases as of June 30, 2021:

Remainder of 2021	$2,645
2022	5,143
2023	5,254
2024	5,004
2025	4,852
Thereafter	145,874
Total undiscounted lease payments	168,772
Less: Imputed interest	104,652
Total lease liabilities	$64,120
During the six months ended June 30, 2021, we entered into a new lease for real estate, which had a ROU asset value of $2.7 million and a lease term of approximately five years at commencement.
14. EQUITY-BASED COMPENSATION
In 2015, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to grant equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors.
As of June 30, 2021, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2021	2020	2021	2020
Restricted Shares	$1,270	$215	$2,111	$430	$5,466	1.5
Common Units	169	196	442	272	1,411	1.3
Total	$1,439	$411	$2,553	$702	$6,877

During the six months ended June 30, 2021, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 25,998 of its options to certain of the Manager’s employees.
Options
In connection with our March 2021 offering of preferred shares (see Note 18), we granted options to the Manager related to 355,932 common shares at an exercise price of $29.50, which had a grant date fair value of $3.7 million. The assumptions used in valuing the options were: a 1.70% risk-free rate, a 3.16% dividend yield, a 45.60% volatility and a ten-year term.
Common Units
During the six months ended June 30, 2021, we issued 1,052,632 common units of our subsidiary that had a grant date fair value of $1.2 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Restricted Shares
During the six months ended June 30, 2021, we issued restricted shares of our subsidiary that had a grant date fair value of $5.3 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
15. INCOME TAXES
The current and deferred components of the income tax benefit included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current:
Federal	$37	$31	$56	$68
State and local	90	83	161	251
Foreign	(64)	252	(56)	322
Total current provision	63	366	161	641
Deferred:
Federal	(1,622)	(597)	(1,467)	(878)
State and local	—	—	—	—
Foreign	(81)	(3,519)	(165)	(3,611)
Total deferred benefit	(1,703)	(4,116)	(1,632)	(4,489)
Benefit from income taxes	$(1,640)	$(3,750)	$(1,471)	$(3,848)
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
As of and for the six months ended June 30, 2021, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2017. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2021.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$4,113	$4,756	$8,103	$9,522
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	—	—	—
Total	$4,113	$4,756	$8,103	$9,522

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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Classification in the Consolidated Statements of Operations:
General and administrative	$1,978	$2,128	$4,211	$4,390
Acquisition and transaction expenses	554	523	971	1,047
Total	$2,532	$2,651	$5,182	$5,437

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Accrued management fees	$1,349	$1,461
Other payables	799	1,317

As of June 30, 2021 and December 31, 2020, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2021 and December 31, 2020 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2021 and December 31, 2020 was $5.6 million and $17.2 million, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-controlling interest share of net loss	$6,538	$4,020	$11,554	$8,681

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
During the six months ended June 30, 2021, we granted options to the Manager in connection with the offering of the Series C Preferred Shares (as defined in Note 18). See Notes 14 and 18 for additional information.
On May 4, 2021, the Company received a promissory note from Long Ridge Terminal LLC, an affiliate, in exchange for a loan in the principal amount of $5.8 million. The note bears interest at a rate of 10% per annum, with a maturity date of December 31, 2021. The total principal amount plus all accrued and unpaid interest will be due and payable on the maturity date. Interest income for the three and six months ended June 30, 2021 was $0.1 million.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2021

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$78,443	$—	$—	$3,128	$81,571
Infrastructure revenues	—	11,527	2,344	1,473	15,344
Total revenues	78,443	11,527	2,344	4,601	96,915

Expenses
Operating expenses	9,145	11,777	3,828	6,433	31,183
General and administrative	—	—	—	3,655	3,655
Acquisition and transaction expenses	836	—	—	3,563	4,399
Management fees and incentive allocation to affiliate	—	—	—	4,113	4,113
Depreciation and amortization	33,732	9,315	2,216	2,108	47,371
Asset impairment	89	—	—	—	89
Interest expense	—	3,213	295	33,996	37,504
Total expenses	43,802	24,305	6,339	53,868	128,314

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(341)	—	(7,015)	204	(7,152)
Gain on sale of assets, net	3,971	—	16	—	3,987
Loss on extinguishment of debt	—	—	—	(3,254)	(3,254)
Interest income	357	—	91	6	454
Other (expense) income	—	(886)	—	2	(884)
Total other income (expense)	3,987	(886)	(6,908)	(3,042)	(6,849)
Income (loss) from continuing operations before income taxes	38,628	(13,664)	(10,903)	(52,309)	(38,248)
(Benefit from) provision for income taxes	(4)	59	(1,621)	(74)	(1,640)
Net income (loss) from continuing operations	38,632	(13,723)	(9,282)	(52,235)	(36,608)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(6,538)	(87)	—	(6,625)
Less: Dividends on preferred shares	—	—	—	6,551	6,551
Net income (loss) from continuing operations attributable to shareholders	$38,632	$(7,185)	$(9,195)	$(58,786)	$(36,534)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$80,137	$3,555	$376	$(16,114)	$67,954
Add: Non-controlling share of Adjusted EBITDA					3,257
Add: Equity in losses of unconsolidated entities					(7,152)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					11
Less: Interest expense					(37,504)
Less: Depreciation and amortization expense					(54,168)
Less: Incentive allocations					—
Less: Asset impairment charges					(89)
Less: Changes in fair value of non-hedge derivative instruments					(1,391)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					(3,254)
Less: Acquisition and transaction expenses					(4,399)
Less: Equity-based compensation expense					(1,439)
Less: Provision for income taxes					1,640
Net loss attributable to shareholders from continuing operations					$(36,534)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$—	$235
Asia	32,479	—	—	3,128	35,607
Europe	30,662	—	—	—	30,662
North America	13,358	11,527	2,344	1,473	28,702
South America	1,709	—	—	—	1,709
Total	$78,443	$11,527	$2,344	$4,601	$96,915

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2021

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$134,544	$—	$—	$3,634	$138,178
Infrastructure revenues	—	22,246	10,440	3,200	35,886
Total revenues	134,544	22,246	10,440	6,834	174,064

Expenses
Operating expenses	13,395	23,498	6,930	12,357	56,180
General and administrative	—	—	—	7,907	7,907
Acquisition and transaction expenses	2,032	—	—	4,010	6,042
Management fees and incentive allocation to affiliate	—	—	—	8,103	8,103
Depreciation and amortization	66,295	17,033	4,427	4,151	91,906
Asset impairment	2,189	—	—	—	2,189
Interest expense	—	4,416	574	65,504	70,494
Total expenses	83,911	44,947	11,931	102,032	242,821

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(681)	—	(5,473)	376	(5,778)
Gain on sale of assets, net	4,782	—	16	—	4,798
Loss on extinguishment of debt	—	—	—	(3,254)	(3,254)
Interest income	624	—	91	24	739
Other (expense) income	—	(705)	—	2	(703)
Total other income (expense)	4,725	(705)	(5,366)	(2,852)	(4,198)
Income (loss) from continuing operations before income taxes	55,358	(23,406)	(6,857)	(98,050)	(72,955)
(Benefit from) provision for income taxes	(46)	116	(1,467)	(74)	(1,471)
Net income (loss) from continuing operations	55,404	(23,522)	(5,390)	(97,976)	(71,484)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(11,554)	(32)	—	(11,586)
Less: Dividends on preferred shares	—	—	—	11,176	11,176
Net income (loss) from continuing operations attributable to shareholders	$55,404	$(11,968)	$(5,358)	$(109,152)	$(71,074)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Adjusted EBITDA	$140,866	$6,383	$508	$(32,649)	$115,108
Add: Non-controlling share of Adjusted EBITDA					5,286
Add: Equity in losses of unconsolidated entities					(5,778)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(2,391)
Less: Interest expense					(70,494)
Less: Depreciation and amortization expense					(106,811)
Less: Incentive allocations					—
Less: Asset impairment charges					(2,189)
Less: Changes in fair value of non-hedge derivative instruments					6,573
Less: Losses on the modification or extinguishment of debt and capital lease obligations					(3,254)
Less: Acquisition and transaction expenses					(6,042)
Less: Equity-based compensation expense					(2,553)
Less: Provision for income taxes					1,471
Net loss attributable to shareholders from continuing operations					$(71,074)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$—	$235
Asia	57,503	—	—	3,634	61,137
Europe	53,401	—	—	—	53,401
North America	20,950	22,246	10,440	3,200	56,836
South America	2,455	—	—	—	2,455
Total	$134,544	$22,246	$10,440	$6,834	$174,064

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2020

	Three Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$75,259	$—	$—	$4,575	$79,834
Infrastructure revenues	—	13,081	—	1,394	14,475
Total revenues	75,259	13,081	—	5,969	94,309

Expenses
Operating expenses	4,577	12,290	1,875	5,830	24,572
General and administrative	—	—	—	4,388	4,388
Acquisition and transaction expenses	2,061	—	19	1,581	3,661
Management fees and incentive allocation to affiliate	—	—	—	4,756	4,756
Depreciation and amortization	32,203	7,160	378	1,979	41,720
Asset impairment	10,476	—	—	—	10,476
Interest expense	—	2,310	354	19,130	21,794
Total expenses	49,317	21,760	2,626	37,664	111,367

Other income (expense)
Equity in losses of unconsolidated entities	(594)	—	(2,582)	(33)	(3,209)
Gain (loss) on sale of assets, net	775	(7)	—	—	768
Interest income	17	—	—	5	22
Other expense	—	(1)	—	—	(1)
Total other income (expense)	198	(8)	(2,582)	(28)	(2,420)
Income (loss) from continuing operations before income taxes	26,140	(8,687)	(5,208)	(31,723)	(19,478)
(Benefit from) provision for income taxes	(3,427)	74	(597)	200	(3,750)
Net income (loss) from continuing operations	29,567	(8,761)	(4,611)	(31,923)	(15,728)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(4,020)	(92)	—	(4,112)
Less: Dividends on preferred shares	—	—	—	4,079	4,079
Net income (loss) from continuing operations attributable to shareholders	$29,567	$(4,741)	$(4,519)	$(36,002)	$(15,695)

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2020

	Six Months Ended June 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Revenues
Equipment leasing revenues	$158,251	$—	$—	$8,032	$166,283
Infrastructure revenues	—	37,822	314	2,730	40,866
Total revenues	158,251	37,822	314	10,762	207,149

Expenses
Operating expenses	8,648	34,233	3,875	11,260	58,016
General and administrative	—	—	—	9,051	9,051
Acquisition and transaction expenses	4,785	—	801	1,269	6,855
Management fees and incentive allocation to affiliate	—	—	—	9,522	9,522
Depreciation and amortization	64,834	14,386	754	3,943	83,917
Asset impairment	10,476	—	—	—	10,476
Interest expense	—	5,738	747	38,170	44,655
Total expenses	88,743	54,357	6,177	73,215	222,492

Other income (expense)
Equity in losses of unconsolidated entities	(1,185)	—	(1,676)	(83)	(2,944)
Loss on sale of assets, net	(1,044)	(7)	—	—	(1,051)
Loss on extinguishment of debt	—	(4,724)	—	—	(4,724)
Interest income	29	22	—	12	63
Other income	—	32	—	—	32
Total other expense	(2,200)	(4,677)	(1,676)	(71)	(8,624)
Income (loss) from continuing operations before income taxes	67,308	(21,212)	(7,539)	(62,524)	(23,967)
(Benefit from) provision for income taxes	(3,382)	209	(878)	203	(3,848)
Net income (loss) from continuing operations	70,690	(21,421)	(6,661)	(62,727)	(20,119)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(8,681)	(167)	—	(8,848)
Less: Dividends on preferred shares	—	—	—	8,618	8,618
Net income (loss) from continuing operations attributable to shareholders	$70,690	$(12,740)	$(6,494)	$(71,345)	$(19,889)

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

	June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,783,011	$1,078,163	$428,528	$264,244	$3,553,946

Debt, net	—	279,082	25,000	1,823,004	2,127,086

Total liabilities	189,738	423,695	38,816	1,860,684	2,512,933

Non-controlling interests in equity of consolidated subsidiaries	—	11,226	1,697	524	13,447

Total equity	1,593,273	654,468	389,712	(1,596,440)	1,041,013

Total liabilities and equity	$1,783,011	$1,078,163	$428,528	$264,244	$3,553,946

	June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$398,602	$—	$—	$63,054	$461,656
Europe	799,826	—	—	—	799,826
North America	188,382	735,341	278,753	114,714	1,317,190
South America	92,420	—	—	—	92,420
Total	$1,479,230	$735,341	$278,753	$177,768	$2,671,092

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Corporate and Other	Total
Total assets	$1,704,205	$989,928	$400,217	$293,627	$3,387,977

Debt, net	—	253,473	25,000	1,626,289	1,904,762

Total liabilities	219,692	365,629	38,242	1,665,093	2,288,656

Non-controlling interests in equity of consolidated subsidiaries	—	20,785	1,354	524	22,663

Total equity	1,484,513	624,299	361,975	(1,371,466)	1,099,321

Total liabilities and equity	$1,704,205	$989,928	$400,217	$293,627	$3,387,977

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Net loss from continuing operations	$(36,608)	$(15,728)	$(71,484)	$(20,119)
Net income from discontinued operations, net of income taxes	—	—	—	1,331
Net loss	(36,608)	(15,728)	(71,484)	(18,788)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(6,625)	(4,112)	(11,586)	(8,848)
Less: Dividends on preferred shares	6,551	4,079	11,176	8,618
Net loss attributable to shareholders	$(36,534)	$(15,695)	$(71,074)	$(18,558)
Weighted Average Common Shares Outstanding - Basic (1)	86,030,652	86,009,959	86,029,305	86,009,029
Weighted Average Common Shares Outstanding - Diluted (1)	86,030,652	86,009,959	86,029,305	86,009,029
Basic
Continuing operations	$(0.42)	$(0.18)	$(0.83)	$(0.23)
Discontinued operations	$—	$—	$—	$0.02
Diluted
Continuing operations	$(0.42)	$(0.18)	$(0.83)	$(0.23)
Discontinued operations	$—	$—	$—	$0.02
________________________________________________________
(1) Three and six months ended June 30, 2021 and 2020 includes participating securities which can be converted into a fixed amount of our shares.
For the three months ended June 30, 2021 and 2020, 964,696 and 0 shares, respectively, and for the six months ended June 30, 2021 and 2020, 890,300 and 0 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the six months ended June 30, 2021, we issued 17,155 common shares to certain directors as compensation.
During the six months ended June 30, 2021, certain holders of Class B Units (see Note 16) converted 9,470 Class B Units in exchange for 7,013 common shares.

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
We have also entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the six months ended June 30, 2021. The $5.0 million payment was recorded as a payable and included in the cost of the asset acquisition.
Jefferson entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $10.2 million per year.
20. SUBSEQUENT EVENTS
Transtar Acquisition
As previously announced, on June 7, 2021, Percy Acquisitions LLC, an indirect subsidiary of ours, entered into a purchase agreement with United States Steel Corporation (the “Seller”), to purchase 100% of the equity interests of the Seller’s wholly owned short-line railroad subsidiary, Transtar, LLC from the Seller, for a cash purchase price of $640 million, subject to certain customary adjustments set forth in the purchase agreement. This transaction closed on July 28, 2021.
In connection with this acquisition, we entered into a senior unsecured bridge term loan facility (the “Bridge Facility”) in an aggregate principal amount of $650 million in order to finance the transaction and pay fees and expenses related thereto. The Bridge Facility matures in one year and bears interest at the Adjusted Eurodollar Rate (determined in accordance with the credit agreement) plus 5.50% per annum (the “Initial Margin”) for the first three-month period. The Initial Margin will increase by an additional 50 basis points at the end of each three-month period thereafter until maturity.
Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We expect to complete the initial accounting for the acquisition during the third quarter of 2021.
Dividends
On July 28, 2021, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended June 30, 2021, payable on August 30, 2021 to the holders of record on August 16, 2021.
Additionally, on July 28, 2021, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively, payable on September 15, 2021 to the holders of record on September 1, 2021.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of June 30, 2021, we had total consolidated assets of $3.6 billion and total equity of $1.0 billion.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the outbreak of COVID-19 resulted in asset impairment charges and a decline in our equipment leasing revenues during the six months ended June 30, 2021. A number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of June 30, 2021; however, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $155.1 million as of June 30, 2021. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Part II, Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
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

Comparison of the three and six months ended June 30, 2021 and 2020
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Revenues
Equipment leasing revenues
Lease income	$42,902	$44,634	$(1,732)	$83,129	$94,447	$(11,318)
Maintenance revenue	32,003	27,105	4,898	47,511	59,100	(11,589)
Finance lease income	443	413	30	846	842	4
Other revenue	6,223	7,682	(1,459)	6,692	11,894	(5,202)
Total equipment leasing revenues	81,571	79,834	1,737	138,178	166,283	(28,105)
Infrastructure revenues
Lease income	432	287	145	862	407	455
Terminal services revenues	11,120	12,794	(1,674)	21,541	29,205	(7,664)
Crude marketing revenues	—	—	—	—	8,210	(8,210)
Other revenue	3,792	1,394	2,398	13,483	3,044	10,439
Total infrastructure revenues	15,344	14,475	869	35,886	40,866	(4,980)
Total revenues	96,915	94,309	2,606	174,064	207,149	(33,085)

Expenses
Operating expenses	31,183	24,572	6,611	56,180	58,016	(1,836)
General and administrative	3,655	4,388	(733)	7,907	9,051	(1,144)
Acquisition and transaction expenses	4,399	3,661	738	6,042	6,855	(813)
Management fees and incentive allocation to affiliate	4,113	4,756	(643)	8,103	9,522	(1,419)
Depreciation and amortization	47,371	41,720	5,651	91,906	83,917	7,989
Asset impairment	89	10,476	(10,387)	2,189	10,476	(8,287)
Interest expense	37,504	21,794	15,710	70,494	44,655	25,839
Total expenses	128,314	111,367	16,947	242,821	222,492	20,329

Other (expense) income
Equity in losses of unconsolidated entities	(7,152)	(3,209)	(3,943)	(5,778)	(2,944)	(2,834)
Gain (loss) on sale of assets, net	3,987	768	3,219	4,798	(1,051)	5,849
Loss on extinguishment of debt	(3,254)	—	(3,254)	(3,254)	(4,724)	1,470
Interest income	454	22	432	739	63	676
Other (expense) income	(884)	(1)	(883)	(703)	32	(735)
Total other expense	(6,849)	(2,420)	(4,429)	(4,198)	(8,624)	4,426
Loss from continuing operations before income taxes	(38,248)	(19,478)	(18,770)	(72,955)	(23,967)	(48,988)
Benefit from income taxes	(1,640)	(3,750)	2,110	(1,471)	(3,848)	2,377
Net loss from continued operations	(36,608)	(15,728)	(20,880)	(71,484)	(20,119)	(51,365)
Net income from discontinued operations, net of income taxes	—	—	—	—	1,331	(1,331)
Net loss	(36,608)	(15,728)	(20,880)	(71,484)	(18,788)	(52,696)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(6,625)	(4,112)	(2,513)	(11,586)	(8,848)	(2,738)
Less: Dividends on preferred shares	6,551	4,079	2,472	11,176	8,618	2,558
Net loss attributable to shareholders	$(36,534)	$(15,695)	$(20,839)	$(71,074)	$(18,558)	$(52,516)

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders from continuing operations	$(36,534)	$(15,695)	$(20,839)	$(71,074)	$(19,889)	$(51,185)
Add: Benefit from income taxes	(1,640)	(3,750)	2,110	(1,471)	(3,848)	2,377
Add: Equity-based compensation expense	1,439	411	1,028	2,553	702	1,851
Add: Acquisition and transaction expenses	4,399	3,661	738	6,042	6,855	(813)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	3,254	—	3,254	3,254	4,724	(1,470)
Add: Changes in fair value of non-hedge derivative instruments	1,391	—	1,391	(6,573)	181	(6,754)
Add: Asset impairment charges	89	10,476	(10,387)	2,189	10,476	(8,287)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	54,168	48,341	5,827	106,811	97,405	9,406
Add: Interest expense	37,504	21,794	15,710	70,494	44,655	25,839
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(11)	126	(137)	2,391	(287)	2,678
Less: Equity in losses of unconsolidated entities	7,152	3,209	3,943	5,778	2,944	2,834
Less: Non-controlling share of Adjusted EBITDA (3)	(3,257)	(2,101)	(1,156)	(5,286)	(5,451)	165
Adjusted EBITDA (non-GAAP)	$67,954	$66,472	$1,482	$115,108	$138,467	$(23,359)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2021 and 2020: (i) depreciation and amortization expense of $47,371 and $41,720, (ii) lease intangible amortization of $1,198 and $931 and (iii) amortization for lease incentives of $5,599 and $5,690, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) depreciation and amortization expense of $91,906 and $83,917, (ii) lease intangible amortization of $1,950 and $2,063 and (iii) amortization for lease incentives of $12,955 and $11,425, respectively.
(2) Includes the following items for the three months ended June 30, 2021 and 2020: (i) net loss of $(7,353) and $(3,226), (ii) interest expense of $340 and $446, (iii) depreciation and amortization expense of $1,900 and $1,446, (iv) acquisition and transaction expenses of $0 and $531, (v) changes in fair value of non-hedge derivative instruments of $5,078 and $929 and (vi) asset impairment of $24 and $0, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) net loss of $(6,173) and $(3,003), (ii) interest expense of $527 and $481, (iii) depreciation and amortization expense of $3,812 and $2,408, (iv) acquisition and transaction expenses of $0 and $612, (v) changes in fair value of non-hedge derivative instruments of $4,201 and $(785) and (vi) asset impairment of $24 and $0, respectively.
(3) Includes the following items for the three months ended June 30, 2021 and 2020: (i) equity-based compensation of $292 and $52, (ii) provision for income taxes of $13 and $15, (iii) interest expense of $732 and $512, (iv) depreciation and amortization expense of $2,172 and $1,522 and (v) changes in fair value of non-hedge derivative instruments of $48 and $0, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) equity based compensation of $490 and $99, (ii) provision for income taxes of $26 and $43, (iii) interest expense of $1,013 and $1,231, (iv) depreciation and amortization expense of $3,983 and $3,048, (v) changes in fair value of non-hedge derivative instruments of $(226) and $38 and (vi) loss on extinguishment of debt of $0 and $992, respectively.
Revenues
Comparison of the three months ended June 30, 2021 and 2020
Total revenues increased $2.6 million primarily due to higher revenues of $3.2 million in the Aviation Leasing segment and $2.3 million in the Ports and Terminals segment, partially offset by lower revenues of $1.6 million in the Jefferson Terminal segment and $1.4 million in Corporate and Other.
Equipment Leasing
Lease income decreased $1.7 million, primarily due to an increase in aircraft redelivered and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft and engines placed on lease.
Maintenance revenue increased $4.9 million, primarily due to an increase in the number of engines placed on lease and higher aircraft and engine utilization, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft.
Other revenue decreased $1.5 million, which primarily reflects (i) a decrease of $2.0 million in the offshore energy business primarily due to one of our vessels being on hire longer in 2020 compared to 2021, partially offset by (ii) an increase of $0.6 million in the Aviation Leasing segment primarily due to an increase in engine parts sales, partially offset by lower end-of-lease redelivery compensation.

Infrastructure
Terminal services revenues decreased $1.7 million which primarily reflects lower volumes at Jefferson Terminal due to lower global oil demand related to COVID-19.
Other revenue increased $2.4 million, primarily due to operations commencing at the LPG facility at Repauno.
Comparison of the six months ended June 30, 2021 and 2020
Total revenues decreased $33.1 million, primarily due to lower revenues of $23.7 million in the Aviation Leasing segment, $15.6 million in the Jefferson Terminal segment and $3.9 million in Corporate and Other, partially offset by higher revenues of $10.1 million in the Ports and Terminals segment.
Equipment Leasing
Lease income decreased $11.3 million, primarily due to an increase in aircraft redelivered and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft and engines placed on lease.
Maintenance revenue decreased $11.6 million, primarily due to an increase in aircraft and engines redelivered and a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft, partially offset by an increase in aircraft and engine utilization and an increase in the number of engines placed on lease.
Other revenue decreased $5.2 million, primarily due to (i) a decrease of $2.7 million in the Aviation Leasing segment primarily due to lower end-of-lease redelivery compensation and the settlement of an engine loss during the six months ended June 30, 2020, partially offset by an increase in engine parts sales and (ii) a decrease of $2.5 million in the offshore energy business primarily due to one of our vessels being on hire longer in 2020 compared to 2021.
Infrastructure
Crude marketing revenues decreased $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019.
Terminal services revenues decreased $7.7 million which primarily reflects lower volumes at Jefferson Terminal due to lower global oil demand related to COVID-19.
Other revenue increased $10.4 million, primarily due to (i) an unrealized gain of $6.6 million recorded on butane forward purchase and sale contracts at Repauno and (ii) operations commencing at the LPG facility at Repauno.
Expenses
Comparison of the three months ended June 30, 2021 and 2020
Total expenses increased $16.9 million, primarily due to higher (i) interest expense, (ii) operating expenses and (iii) depreciation and amortization, partially offset by lower (iv) asset impairment charges.
Interest expense increased $15.7 million, primarily due to:
•an increase of $14.9 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $652.1 million due to increases in (i) the Senior Notes due 2028 of $500.0 million, (ii) the Senior Notes due 2025 of $407.1 million and (iii) the Senior Notes due 2027 of $400.0 million, partially offset by decreases in (iv) the Senior Notes due 2022 of $565.0 million, which was redeemed in full in May 2021 and (v) the Revolving Credit Facility (as defined below in Liquidity and Capital Resources) of $90.0 million; and
•an increase of $0.9 million at Jefferson Terminal due to the EB-5 Loan Agreement which commenced in January 2021.
Operating expenses increased $6.6 million which primarily reflects:
•an increase of approximately $4.0 million in costs associated with the sale of inventory in the Aviation Leasing segment;
•an increase of $1.0 million in compensation and benefits primarily in the Ports and Terminals segment and Corporate and Other; and
•an increase of $0.8 million in repairs and maintenance in our offshore energy business.
Depreciation and amortization increased $5.7 million primarily due to assets placed into service at Repauno and Jefferson Terminal and additional assets acquired in the Aviation Leasing segment.
Asset impairment decreased $10.4 million due to higher impairment charges in 2020 compared to 2021 in the Aviation Leasing segment.

Comparison of the six months ended June 30, 2021 and 2020
Total expenses increased $20.3 million, primarily due to higher (i) interest expense and (ii) depreciation and amortization, partially offset by lower (iii) asset impairment charges, (iv) operating expenses and (v) management fees and incentive allocation to affiliate.
Interest expense increased $25.8 million, primarily due to:
•an increase of $27.3 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $586.8 million due to increases in (i) the Senior Notes due 2025 of $407.3 million, (ii) the Senior Notes due 2027 of $400.0 million and (iii) the Senior Notes due 2028 of $250.0 million, partially offset by decreases in (iv) the Senior Notes due 2022 of $431.9 million, which was redeemed in full in May 2021, (v) the Revolving Credit Facility of $26.7 million and (vi) the FTAI Pride Credit Agreement of $12.0 million, which was repaid in full in March 2020; and
•a decrease of $1.3 million at Jefferson Terminal due to (i) a debt refinancing in the first quarter of 2020 which lowered their average interest rate, partially offset by (ii) the EB-5 Loan Agreement which commenced in January 2021.
Depreciation and amortization increased $8.0 million primarily due to assets placed into service at Repauno and Jefferson Terminal and additional assets acquired in the Aviation Leasing segment.
Asset impairment decreased $8.3 million due to higher impairment charges in 2020 compared to 2021 in the Aviation Leasing segment.
Operating expenses decreased $1.8 million which primarily reflects:
•a decrease in cost of sales of $8.2 million primarily due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019; and
•a decrease in bad debt expense of $2.5 million primarily in the Aviation Leasing segment; partially offset by
•an increase of approximately $4.0 million in costs associated with the sale of inventory in the Aviation Leasing segment;
•an increase in repairs and maintenance of $1.9 million primarily in our offshore energy business; and
•an increase of $1.8 million in compensation and benefits primarily in the Ports and Terminals segment and Corporate and Other.
Management fees and incentive allocation to affiliate decreased $1.4 million, which reflects a decrease in the base management fee as our average total equity is lower in 2021 compared to 2020.
Other expense
Total other expense increased $4.4 million during the three months ended June 30, 2021, which primarily reflects (i) an increase of $3.9 million in equity in losses of unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge and (ii) a loss on extinguishment of debt of $3.3 million related to the redemption of the Senior Notes due 2022, partially offset by (iii) an increase of $3.2 million in gain on sale of assets, net in the Aviation Leasing segment.
Total other expense decreased $4.4 million during the six months ended June 30, 2021, which primarily reflects (i) an increase of $5.8 million in gain on sale of assets, net in the Aviation Leasing segment and (ii) a net decrease in loss on extinguishment of debt of $1.5 million, partially offset by (iii) an increase of $2.8 million in equity in losses in unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Net loss from continuing operations
Net loss from continuing operations increased $20.9 million and $51.4 million during the three and six months ended June 30, 2021, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.5 million and decreased $23.4 million during the three and six months ended June 30, 2021, respectively, primarily due to the changes noted above.

Aviation Leasing Segment
As of June 30, 2021, in our Aviation Leasing segment, we own and manage 284 aviation assets, consisting of 77 commercial aircraft and 207 engines.
As of June 30, 2021, 68 of our commercial aircraft and 134 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 74% utilized during the three months ended June 30, 2021, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 36 months, and our engines currently on-lease have an average remaining lease term of 18 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2021	15	63	78
Purchases	—	9	9
Sales	(3)	—	(3)
Transfers	—	(7)	(7)
Assets at June 30, 2021	12	65	77

Engines
Assets at January 1, 2021	88	98	186
Purchases	6	26	32
Sales	(12)	(8)	(20)
Transfers	—	9	9
Assets at June 30, 2021	82	125	207

The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Revenues
Equipment leasing revenues
Lease income	$40,208	$42,505	$(2,297)	$79,997	$89,446	$(9,449)
Maintenance revenue	32,003	27,105	4,898	47,511	59,100	(11,589)
Finance lease income	443	413	30	846	842	4
Other revenue	5,789	5,236	553	6,190	8,863	(2,673)
Total revenues	78,443	75,259	3,184	134,544	158,251	(23,707)

Expenses
Operating expenses	9,145	4,577	4,568	13,395	8,648	4,747
Acquisition and transaction expenses	836	2,061	(1,225)	2,032	4,785	(2,753)
Depreciation and amortization	33,732	32,203	1,529	66,295	64,834	1,461
Asset impairment	89	10,476	(10,387)	2,189	10,476	(8,287)
Total expenses	43,802	49,317	(5,515)	83,911	88,743	(4,832)

Other income (expense)
Equity in losses of unconsolidated entities	(341)	(594)	253	(681)	(1,185)	504
Gain (loss) on sale of assets, net	3,971	775	3,196	4,782	(1,044)	5,826
Interest income	357	17	340	624	29	595
Total other income (expense)	3,987	198	3,789	4,725	(2,200)	6,925
Income before income taxes	38,628	26,140	12,488	55,358	67,308	(11,950)
Benefit from income taxes	(4)	(3,427)	3,423	(46)	(3,382)	3,336
Net income	38,632	29,567	9,065	55,404	70,690	(15,286)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders	$38,632	$29,567	$9,065	$55,404	$70,690	$(15,286)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Net income attributable to shareholders	$38,632	$29,567	$9,065	$55,404	$70,690	$(15,286)
Add: Benefit from income taxes	(4)	(3,427)	3,423	(46)	(3,382)	3,336
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	836	2,061	(1,225)	2,032	4,785	(2,753)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	89	10,476	(10,387)	2,189	10,476	(8,287)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	40,529	38,824	1,705	81,200	78,322	2,878
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(286)	(594)	308	(594)	(1,185)	591
Less: Equity in losses of unconsolidated entities	341	594	(253)	681	1,185	(504)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$80,137	$77,501	$2,636	$140,866	$160,891	$(20,025)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2021 and 2020: (i) depreciation expense of $33,732 and $32,203, (ii) lease intangible amortization of $1,198 and $931 and (iii) amortization for lease incentives of $5,599 and $5,690, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) depreciation expense of $66,295 and $64,834, (ii) lease intangible amortization of $1,950 and $2,063 and (iii) amortization for lease incentives of $12,955 and $11,425, respectively.
(2) Includes the following items for the three months ended June 30, 2021 and 2020: (i) net loss of $(341) and $(594) and (ii) depreciation and amortization of $55 and $0, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) net loss of $(681) and $(1,185) and (ii) depreciation and amortization of $87 and $0, respectively.
Revenues
Comparison of the three months ended June 30, 2021 and 2020
Total revenue increased $3.2 million driven by higher maintenance revenue and other revenue, partially offset by lower lease income.
•Maintenance revenue increased $4.9 million primarily due to an increase in the number of engines placed on lease and higher aircraft and engine utilization, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft.
•Other revenue increased $0.6 million primarily due to an increase in engine parts sales, partially offset by lower end-of-lease redelivery compensation.
•Lease income decreased $2.3 million primarily due to an increase in aircraft redelivered and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft and engines placed on lease.
Comparison of the six months ended June 30, 2021 and 2020
Total revenue decreased $23.7 million driven by lower lease income, maintenance revenue and other revenue.
•Maintenance revenue decreased $11.6 million primarily due to an increase in aircraft and engines redelivered and a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft, partially offset by an increase in aircraft and engine utilization and an increase in the number of engines placed on lease.
•Lease income decreased $9.4 million primarily due to an increase in aircraft redelivered and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft and engines placed on lease.
•Other revenue decreased $2.7 million primarily due to lower end-of-lease redelivery compensation and the settlement of an engine loss during the six months ended June 30, 2020, partially offset by an increase in engine parts sales.

Expenses
Comparison of the three months ended June 30, 2021 and 2020
Total expenses decreased $5.5 million, primarily due to a decrease in asset impairment and acquisition and transaction expenses, partially offset by an increase in operating expenses and depreciation and amortization expense.
•Asset impairment decreased $10.4 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation. See Note 4 to the consolidated financial statements for additional information.
•Acquisition and transaction expense decreased $1.2 million driven by lower compensation and related costs associated with the acquisition of aviation leasing equipment.
•Operating expenses increased $4.6 million primarily as a result of an increase in costs associated with the sale of engine parts, shipping and storage fees, professional fees and other operating expenses, partially offset by a decrease in bad debt expense.
•Depreciation and amortization expense increased $1.5 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Comparison of the six months ended June 30, 2021 and 2020
Total expenses decreased $4.8 million, primarily due to a decrease in asset impairment and acquisition and transaction expenses, partially offset by an increase in operating expenses and depreciation and amortization expense.
•Asset impairment decreased $8.3 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation. See Note 4 to the consolidated financial statements for additional information.
•Acquisition and transaction expense decreased $2.8 million driven by lower compensation and related costs associated with the acquisition of aviation leasing equipment.
•Operating expenses increased $4.7 million primarily as a result of an increase in costs associated with the sale of engine parts, shipping and storage fees, professional fees and other operating expenses, partially offset by a decrease in bad debt expense.
•Depreciation and amortization expense increased driven $1.5 million by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income (expense)
Total other income increased $3.8 million during the three months ended June 30, 2021, primarily due to an increase of $3.2 million in gain on the sale of leasing equipment in 2021, an increase of $0.3 million in interest income and a decrease of $0.3 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Total other income increased $6.9 million during the six months ended June 30, 2021, primarily due to an increase of $5.8 million in gain on the sale of leasing equipment in 2021, an increase of $0.6 million in interest income and a decrease of $0.5 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.6 million and $20.0 million during the three and six months ended June 30, 2021, respectively, primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Infrastructure revenues
Lease income	$432	$287	$145	$862	$407	$455
Terminal services revenues	11,095	12,794	(1,699)	21,384	29,205	(7,821)
Crude marketing revenues	—	—	—	—	8,210	(8,210)
Total infrastructure revenues	11,527	13,081	(1,554)	22,246	37,822	(15,576)
Total revenues	11,527	13,081	(1,554)	22,246	37,822	(15,576)

Expenses
Operating expenses	11,777	12,290	(513)	23,498	34,233	(10,735)
Depreciation and amortization	9,315	7,160	2,155	17,033	14,386	2,647
Interest expense	3,213	2,310	903	4,416	5,738	(1,322)
Total expenses	24,305	21,760	2,545	44,947	54,357	(9,410)

Other (expense) income
Loss on sale of assets, net	—	(7)	7	—	(7)	7
Loss on extinguishment of debt	—	—	—	—	(4,724)	4,724
Interest income	—	—	—	—	22	(22)
Other (expense) income	(886)	(1)	(885)	(705)	32	(737)
Total other expense	(886)	(8)	(878)	(705)	(4,677)	3,972
Loss before income taxes	(13,664)	(8,687)	(4,977)	(23,406)	(21,212)	(2,194)
Provision for income taxes	59	74	(15)	116	209	(93)
Net loss	(13,723)	(8,761)	(4,962)	(23,522)	(21,421)	(2,101)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(6,538)	(4,020)	(2,518)	(11,554)	(8,681)	(2,873)
Net loss attributable to shareholders	$(7,185)	$(4,741)	$(2,444)	$(11,968)	$(12,740)	$772

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders	$(7,185)	$(4,741)	$(2,444)	$(11,968)	$(12,740)	$772
Add: Provision for income taxes	59	74	(15)	116	209	(93)
Add: Equity-based compensation expense	1,270	214	1,056	2,111	429	1,682
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	4,724	(4,724)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	181	(181)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	9,315	7,160	2,155	17,033	14,386	2,647
Add: Interest expense	3,213	2,310	903	4,416	5,738	(1,322)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(3,117)	(2,049)	(1,068)	(5,325)	(5,390)	65
Adjusted EBITDA (non-GAAP)	$3,555	$2,968	$587	$6,383	$7,537	$(1,154)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2021 and 2020: (i) equity-based compensation of $286 and $45, (ii) provision for income taxes of $13 and $15, (iii) interest expense of $722 and $485 and (iv) depreciation and amortization expense of $2,096 and $1,504, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) equity-based compensation of $475 and $90, (ii) provision for income taxes of $26 and $43, (iii) interest expense of $993 and $1,205, (iv) changes in fair value of non-hedge derivative instruments of $0 and $38, (v) depreciation and amortization expense of $3,831 and $3,022 and (vi) loss on extinguishment of debt of $0 and $992, respectively.
Revenues
Total revenues decreased $1.6 million during the three months ended June 30, 2021, primarily due to a decrease in terminal services revenue of $1.7 million which primarily reflects lower volumes due to lower global oil demand related to COVID-19.
Total revenues decreased $15.6 million during the six months ended June 30, 2021, primarily due to decreases in (i) crude marketing revenues of $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) terminal services revenue of $7.8 million which primarily reflects lower volumes due to lower global oil demand related to COVID-19.
Expenses
Total expenses increased $2.5 million during the three months ended June 30, 2021, which reflects:
•an increase in depreciation and amortization of $2.2 million due to additional assets being placed into service; and
•an increase in interest expense of $0.9 million primarily due to the EB-5 Loan Agreement which commenced in January 2021.
Total expenses decreased $9.4 million during the six months ended June 30, 2021, which reflects:
•a decrease in operating expenses of $10.7 million, primarily due to (i) Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) a decrease in facility operations expense due to lower volumes;
•a decrease in interest expense of $1.3 million due to a debt refinancing in the first quarter of 2020 which lowered the average interest rate, partially offset by the EB-5 Loan Agreement which commenced in January 2021; and
•an increase in depreciation and amortization of $2.6 million due to additional assets being placed into service.
Other expense
Total other expense increased $0.9 million during the three months ended June 30, 2021, primarily due to losses related to crude oil forward transactions.
Total other expense decreased $4.0 million during the six months ended June 30, 2021, which primarily reflects a loss on extinguishment of debt of $4.7 million in 2020, partially offset by losses related to crude oil forward transactions.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.6 million and decreased $1.2 million during the three and six months ended June 30, 2021, respectively, primarily due to the changes noted above.
Ports and Terminals
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Infrastructure revenues
Terminal services revenues	$25	$—	$25	$157	$—	$157
Other revenue	2,319	—	2,319	10,283	314	9,969
Total revenues	2,344	—	2,344	10,440	314	10,126

Expenses
Operating expenses	3,828	1,875	1,953	6,930	3,875	3,055
Acquisition and transaction expenses	—	19	(19)	—	801	(801)
Depreciation and amortization	2,216	378	1,838	4,427	754	3,673
Interest expense	295	354	(59)	574	747	(173)
Total expenses	6,339	2,626	3,713	11,931	6,177	5,754

Other (expense) income
Equity in losses of unconsolidated entities	(7,015)	(2,582)	(4,433)	(5,473)	(1,676)	(3,797)
Gain on sale of equipment, net	16	—	16	16	—	16
Interest income	91	—	91	91	—	91
Total other expense	(6,908)	(2,582)	(4,326)	(5,366)	(1,676)	(3,690)
Loss before income taxes	(10,903)	(5,208)	(5,695)	(6,857)	(7,539)	682
Benefit from income taxes	(1,621)	(597)	(1,024)	(1,467)	(878)	(589)
Net loss	(9,282)	(4,611)	(4,671)	(5,390)	(6,661)	1,271
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(87)	(92)	5	(32)	(167)	135
Net loss attributable to shareholders	$(9,195)	$(4,519)	$(4,676)	$(5,358)	$(6,494)	$1,136

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders	$(9,195)	$(4,519)	$(4,676)	$(5,358)	$(6,494)	$1,136
Add: Benefit from income taxes	(1,621)	(597)	(1,024)	(1,467)	(878)	(589)
Add: Equity-based compensation expense	169	197	(28)	442	273	169
Add: Acquisition and transaction expenses	—	19	(19)	—	801	(801)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1,391	—	1,391	(6,573)	—	(6,573)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,216	378	1,838	4,427	754	3,673
Add: Interest expense	295	354	(59)	574	747	(173)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	246	753	(507)	2,951	981	1,970
Less: Equity in losses of unconsolidated entities	7,015	2,582	4,433	5,473	1,676	3,797
Less: Non-controlling share of Adjusted EBITDA (2)	(140)	(52)	(88)	39	(61)	100
Adjusted EBITDA (non-GAAP)	$376	$(885)	$1,261	$508	$(2,201)	$2,709
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2021 and 2020: (i) net loss of $(7,015) and $(2,570), (ii) interest expense of $314 and $417, (iii) depreciation and amortization expense of $1,845 and $1,446, (iv) acquisition and transaction expenses of $0 and $531, (v) changes in fair value of non-hedge derivative instruments of $5,078 and $929 and (vi) asset impairment of $24 and $0, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) net loss of $(5,473) and $(1,676), (ii) interest expense of $474 and $422, (iii) depreciation and amortization expense of $3,725 and $2,408, (iv) acquisition and transaction expenses of $0 and $612, (v) changes in fair value of non-hedge derivative instruments of $4,201 and $(785) and (vi) asset impairment of $24 and $0, respectively.
(2) Includes the following items for the three months ended June 30, 2021 and 2020: (i) equity-based compensation of $6 and $7, (ii) interest expense of $10 and $27, (iii) depreciation and amortization expense of $76 and $18 and (iv) changes in fair value of non-hedge derivative instruments of $48 and $0, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) equity-based compensation of $15 and $9, (ii) interest expense of $20 and $26, (iii) depreciation and amortization expense of $152 and $26 and (iv) changes in fair value of non-hedge derivative instruments of $(226) and $0, respectively.
Revenues
Total revenue increased $2.3 million during the three months ended June 30, 2021, primarily due to operations commencing at the LPG facility at Repauno.
Total revenue increased $10.1 million during the six months ended June 30, 2021, primarily due to (i) an unrealized gain of $6.6 million recorded on butane forward purchase and sale contracts at Repauno and (ii) operations commencing at the LPG facility at Repauno.
Expenses
Total expenses increased $3.7 million during the three months ended June 30, 2021 which reflects (i) higher operating expenses of $2.0 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $1.8 million due to operations commencing at the LPG facility and additional assets placed into service at Repauno.
Total expenses increased $5.8 million during the six months ended June 30, 2021 which reflects (i) higher operating expenses of $3.1 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $3.7 million due to operations commencing at the LPG facility and additional assets placed into service at Repauno, partially offset by (iii) lower acquisition and transaction expense of $0.8 million at Long Ridge due to lower professional fees.
Other expense
Total other expense increased $4.3 million and $3.7 million during the three and six months ended June 30, 2021, respectively, which reflects an increase in equity in losses primarily due to unrealized losses on power swaps at Long Ridge.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.3 million and $2.7 million during the three and six months ended June 30, 2021, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Revenues
Equipment leasing revenues
Lease income	$2,694	$2,129	$565	$3,132	$5,001	$(1,869)
Other revenue	434	2,446	(2,012)	502	3,031	(2,529)
Total equipment leasing revenues	3,128	4,575	(1,447)	3,634	8,032	(4,398)
Infrastructure revenues
Other revenue	1,473	1,394	79	3,200	2,730	470
Total infrastructure revenues	1,473	1,394	79	3,200	2,730	470
Total revenues	4,601	5,969	(1,368)	6,834	10,762	(3,928)

Expenses
Operating expenses	6,433	5,830	603	12,357	11,260	1,097
General and administrative	3,655	4,388	(733)	7,907	9,051	(1,144)
Acquisition and transaction expenses	3,563	1,581	1,982	4,010	1,269	2,741
Management fees and incentive allocation to affiliate	4,113	4,756	(643)	8,103	9,522	(1,419)
Depreciation and amortization	2,108	1,979	129	4,151	3,943	208
Interest expense	33,996	19,130	14,866	65,504	38,170	27,334
Total expenses	53,868	37,664	16,204	102,032	73,215	28,817

Other (expense) income
Equity in earnings (losses) of unconsolidated entities	204	(33)	237	376	(83)	459
Loss on extinguishment of debt	(3,254)	—	(3,254)	(3,254)	—	(3,254)
Interest income	6	5	1	24	12	12
Other income	2	—	2	2	—	2
Total other expense	(3,042)	(28)	(3,014)	(2,852)	(71)	(2,781)
Loss before income taxes	(52,309)	(31,723)	(20,586)	(98,050)	(62,524)	(35,526)
(Benefit from) provision for income taxes	(74)	200	(274)	(74)	203	(277)
Net loss	(52,235)	(31,923)	(20,312)	(97,976)	(62,727)	(35,249)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Less: Dividends on preferred shares	6,551	4,079	2,472	11,176	8,618	2,558
Net loss attributable to shareholders	$(58,786)	$(36,002)	$(22,784)	$(109,152)	$(71,345)	$(37,807)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders	$(58,786)	$(36,002)	$(22,784)	$(109,152)	$(71,345)	$(37,807)
Add: (Benefit from) provision for income taxes	(74)	200	(274)	(74)	203	(277)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	3,563	1,581	1,982	4,010	1,269	2,741
Add: Losses on the modification or extinguishment of debt and capital lease obligations	3,254	—	3,254	3,254	—	3,254
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,108	1,979	129	4,151	3,943	208
Add: Interest expense	33,996	19,130	14,866	65,504	38,170	27,334
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	29	(33)	62	34	(83)	117
Less: Equity in (earnings) losses of unconsolidated entities	(204)	33	(237)	(376)	83	(459)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(16,114)	$(13,112)	$(3,002)	$(32,649)	$(27,760)	$(4,889)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2021 and 2020: (i) net income (loss) of $3 and $(62) and (ii) interest expense of $26 and $29, respectively. Includes the following items for the six months ended June 30, 2021 and 2020: (i) net loss of $(19) and $(142) and (ii) interest expense of $53 and $59, respectively.
Revenues
Total revenues decreased $1.4 million during the three months ended June 30, 2021, primarily due to one of our vessels being on hire longer in 2020 compared to 2021 in the offshore energy business.
Total revenues decreased $3.9 million during the six months ended June 30, 2021, primarily due to (i) a decrease of $4.4 million in the offshore energy business primarily due to one of our vessels being on hire longer in 2020 compared to 2021, partially offset by (ii) an increase of $0.5 million in our railcar cleaning business due to higher volumes.
Expenses
Comparison of the three months ended June 30, 2021 and 2020
Total expenses increased $16.2 million primarily due to higher (i) interest expense and (ii) acquisition and transaction expense, partially offset by lower (iii) general and administrative expense.
Interest expense increased $14.9 million, which reflects an increase in the average outstanding debt of approximately $652.1 million due to increases in (i) the Senior Notes due 2028 of $500.0 million, (ii) the Senior Notes due 2025 of $407.1 million and (iii) the Senior Notes due 2027 of $400.0 million, partially offset by decreases in (iv) the Senior Notes due 2022 of $565.0 million, which was redeemed in full in May 2021 and (v) the Revolving Credit Facility (as defined below in Liquidity and Capital Resources) of $90.0 million.
Acquisition and transaction expense increased $2.0 million, primarily due to higher professional fees.
General and administrative expense decreased $0.7 million, primarily due to lower professional fees.
Comparison of the six months ended June 30, 2021 and 2020
Total expenses increased $28.8 million primarily due to higher (i) interest expense and (ii) acquisition and transaction expense, partially offset by lower (iii) management fees and incentive allocation to affiliate and (iv) general and administrative expense.
Interest expense increased $27.3 million, which reflects an increase in the average outstanding debt of approximately $586.8 million due to increases in (i) the Senior Notes due 2025 of $407.3 million, (ii) the Senior Notes due 2027 of $400.0 million and (iii) the Senior Notes due 2028 of $250.0 million, partially offset by decreases in (iv) the Senior Notes due 2022 of $431.9 million, which was redeemed in full in May 2021, (v) the Revolving Credit Facility of $26.7 million and (vi) the FTAI Pride Credit Agreement of $12.0 million, which was repaid in full in March 2020.
Acquisition and transaction expense increased $2.7 million, primarily due to higher professional fees.

Management fees and incentive allocation to affiliate decreased $1.4 million, which reflects a decrease in the base management fee as our average total equity is lower in 2021 compared to 2020.
General and administrative expense decreased $1.1 million, primarily due to lower professional fees.
Other expense
Total other expense increased $3.0 million and $2.8 million during the three and six months ended June 30, 2021, respectively, primarily due to a loss on extinguishment of debt of $3.3 million related to the redemption of the Senior Notes due 2022 in May 2021.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.0 million and $4.9 million during the three and six months ended June 30, 2021, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
In April 2021, we issued $500 million aggregate principal amount of senior unsecured notes due 2028 (see Note 20 to the consolidated financial statements). On May 7, 2021, we used a portion of the net proceeds to redeem in full the Senior Notes due 2022, which totaled $400 million aggregate principal plus accrued and unpaid interest.
In June 2017, we entered in a revolving credit facility (the “Revolving Credit Facility”). In July 2021, we drew down an additional $50 million under the Revolving Credit Facility. Following the drawdown, we have additional borrowing capacity of $100 million under the Revolving Credit Facility.
In July 2021, we entered into a senior unsecured bridge term loan facility (the “Bridge Facility”) in an aggregate principal amount of $650 million in order to finance the acquisition of Transtar, LLC, which closed on July 28, 2021. The Bridge Facility matures in one year and bears interest at the Adjusted Eurodollar Rate (determined in accordance with the credit agreement) plus 5.50% per annum (the “Initial Margin”) for the first three-month period. The Initial Margin will increase by an additional 50 basis points at the end of each three-month period thereafter until maturity. During the third quarter of 2021 we plan to raise debt and/or equity to refinance the Bridge Facility.
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
•Cash used for the purpose of making investments was $265.1 million and $341.5 million during the six months ended June 30, 2021 and 2020, respectively.
•Dividends to shareholders and holders of eligible participating securities were $68.0 million and $65.4 million during the six months ended June 30, 2021 and 2020, respectively.
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
•Cash flows (used in) provided from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $(46.4) million and $66.5 million during the six months ended June 30, 2021 and 2020, respectively.
•During the six months ended June 30, 2021, additional borrowings were obtained in connection with the (i) Senior Notes due 2028 of $500.0 million, (ii) Revolving Credit Facility of $250.0 million and (iii) EB-5 Loan Agreement of $26.1 million. We made total principal repayments of $552.7 million relating to the Senior Notes due 2022 and Revolving Credit Facility. During the six months ended June 30, 2020, additional borrowings were obtained in connection with the (i) Series 2020 Bonds of $264.0 million and (ii) Revolving Credit Facility of $195.0 million. We made total principal repayments of $276.0 million relating to the Series 2016 Bonds, Series 2012 Bonds, Jefferson Revolver and FTAI Pride Credit Agreement.
•Proceeds from the sale of assets were $57.2 million and $37.7 million during the six months ended June 30, 2021 and 2020, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $101.2 million during the six months ended June 30, 2021.

We are currently evaluating several potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. However, as of the date of this filing, other than the acquisition of Transtar, LLC, none of these transactions or negotiations are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the six months ended June 30, 2021 and 2020
The following table compares the historical cash flow for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flow Data:
Net cash (used in) provided by operating activities	$(63,924)	$44,652
Net cash used in investing activities	(204,209)	(298,122)
Net cash provided by financing activities	249,960	111,001
Net cash used in operating activities increased $108.6 million, which primarily reflects (i) an increase in our net loss of $52.7 million primarily due to lower revenues and higher interest expense and (ii) changes in working capital of $30.6 million.
Net cash used in investing activities decreased $93.9 million, primarily due to (i) a decrease in acquisitions of property, plant and equipment of $45.9 million, (ii) a decrease in acquisitions of leasing equipment of $36.2 million and (ii) lower proceeds from the sale of leasing equipment of $19.5 million.
Net cash provided by financing activities increased $139.0 million, primarily due to (i) an increase in proceeds from debt of $317.1 million, (ii) an increase in proceeds from the issuance of preferred shares of $101.5 million, partially offset by (iii) an increase in repayments of debt of $276.7 million.
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

	Six Months Ended June 30,
(in thousands)	2021	2020
Net Cash (Used in) Provided by Operating Activities	$(63,924)	$44,652
Add: Principal Collections on Finance Leases	1,269	3,320
Add: Proceeds from Sale of Assets	57,155	37,687
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	—	—
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	88,248	57,687
Funds Available for Distribution (FAD)	$82,748	$143,346
________________________________________________________
(1) Required payments on debt obligations for the six months ended June 30, 2021 exclude repayments of $402,704 for the Senior Notes due 2022 and $150,000 for the Revolving Credit Facility and for the six months ended June 30, 2020 exclude repayments of $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement.
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
Contractual Obligations
The following table summarizes our future obligations, by period due, as of June 30, 2021, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of June 30, 2021.

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Series 2020 Bonds	$—	$—	$—	$—	$79,060	$184,920	$263,980
DRP Revolver	25,000	—	—	—	—	—	25,000
EB-5 Loan Agreement	—	—	—	—	—	26,100	26,100
Revolving Credit Facility	—	100,000	—	—	—	—	100,000
Senior Notes due 2025	—	—	—	—	850,000	—	850,000
Senior Notes due 2027	—	—	—	—	—	400,000	400,000
Senior Notes due 2028	—	—	—	—	—	500,000	500,000
Total principal payments on loans and bonds payable	25,000	100,000	—	—	929,060	1,111,020	2,165,080

Total estimated interest payments (1)	67,878	135,457	135,190	135,190	120,280	235,576	829,571
Third-party obligations (2)	5,152	10,220	3,220	—	—	—	18,592
Operating lease obligations	2,645	5,143	5,254	5,004	4,852	145,874	168,772
	75,675	150,820	143,664	140,194	125,132	381,450	1,016,935
Total contractual obligations	$100,675	$250,820	$143,664	$140,194	$1,054,192	$1,492,470	$3,182,015
________________________________________________________
(1) Estimated interest rates as of June 30, 2021.
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

Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $122.7 million as of both June 30, 2021 and December 31, 2020.
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
As of June 30, 2021, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.6 million or a decrease of approximately $0.1 million in interest expense over the next 12 months.
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
As of June 30, 2021, we had $125.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.
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
Risks Related to Our Acquisition of Transtar, LLC
Our acquisition of Transtar, LLC (“Transtar”) may not achieve its intended results and we may be unable to successfully integrate the operations of Transtar.
On July 28, 2021, we completed our previously announced acquisition of 100% of the equity interests of Transtar (the “Transtar Acquisition”), a wholly-owned short-line railroad subsidiary of United States Steel Corporation (the “Seller”). Transtar is comprised of six short-line freight railroads, including two that connect to Seller’s largest production facilities in North America: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; Union Railroad Company LLC, Pennsylvania; Fairfield Southern Company Inc., Alabama; Delray Connecting Railroad Company, Michigan; and the Texas & Northern Railroad Company, Texas. We are subject to certain risks relating to the Transtar Acquisition, which could have a material adverse effect on our business, results of operations and financial condition. Such risks may include, but are not limited to:
•failure to successfully integrate Transtar in a manner that permits us to realize the anticipated benefits of the acquisition;
•difficulties and delays integrating Transtar’s personnel, operations and systems and retaining key employees;
•higher than anticipated costs incurred in connection with the integration of the business and operations of Transtar;
•challenges in operating and managing rail lines across geographically disparate regions;
•disruptions to our ongoing business and diversions of our management’s attention caused by transition or integration activities involving Transtar;
•challenges with implementing adequate and appropriate controls, procedures and policies in Transtar’s business;
•Transtar’s dependence on the Seller as its primary customer;
•difficulties expanding our customer base;
•difficulties arising from Transtar’s dependence on the Seller to provide a variety of necessary transition services to Transtar and any failure by the Seller to adequately provide such services;
•assumption of pre-existing contractual relationships of Transtar that we may not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;
•incurring debt to finance the Transtar Acquisition, which increased our debt service requirements, expense and leverage;
•any potential litigation arising from the transaction; and
•other risks described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
The successful integration of a new business also depends on our ability to manage the new business, realize forecasted synergies and full value from the combined business. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate Transtar.

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

Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of June 30, 2021, rights relating to 2,599,624 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
10.20
Membership Interest Purchase Agreement, dated June 7, 2021, by and between United States Steel Corporation and Percy Acquisition LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 8, 2021).

10.21
Credit Agreement, dated July 28, 2021, among Fortress Transportation and Infrastructure Investors LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.22
Railway Services Agreement, dated July 28, 2021, by and among United States Steel Corporation, Transtar, LLC, Delray Connecting Railroad Company, Fairfield Southern Company, Inc., Gary Railway Company, Lake Terminal Railroad Company, Texas & Northern Railroad Company and Union Railroad Company, LLC.

	Exhibit No.	Description
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	July 29, 2021
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	July 29, 2021
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	July 29, 2021
Eun Nam
Chief Accounting Officer