Form 10-Q
period 2021-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2021-10-29
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 99,180,385 common shares outstanding representing limited liability company interests at October 26, 2021.

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
•changes in our asset composition, investment strategy and liquidity as a result of a potential spin-off of our infrastructure business or other factors;
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	2	$176,052	$121,703
Restricted cash	2	283,398	39,715
Accounts receivable, net		205,680	91,691
Leasing equipment, net	5	1,696,594	1,635,259
Operating lease right-of-use assets, net	14	74,643	62,355
Finance leases, net	6	13,795	6,927
Property, plant, and equipment, net	7	1,527,770	964,363
Investments	8	110,963	146,515
Intangible assets, net	9	80,737	18,786
Goodwill		239,941	122,735
Other assets	2	272,944	177,928
Total assets		$4,682,517	$3,387,977

Liabilities
Accounts payable and accrued liabilities		$213,441	$113,185
Debt, net	10	2,983,989	1,904,762
Maintenance deposits		100,700	148,293
Security deposits		35,167	37,064
Operating lease liabilities	14	74,134	62,001
Other liabilities		71,044	23,351
Total liabilities		$3,478,475	$2,288,656

Commitments and contingencies	21

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 97,896,522 and 85,617,146 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)		$979	$856
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 9,120,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)		133	91
Additional paid in capital		1,420,247	1,130,106
Accumulated deficit		(120,136)	(28,158)
Accumulated other comprehensive loss		(103,755)	(26,237)
Shareholders' equity		1,197,468	1,076,658
Non-controlling interest in equity of consolidated subsidiaries		6,574	22,663
Total equity		1,204,042	1,099,321
Total liabilities and equity		$4,682,517	$3,387,977

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2021	2020	2021	2020
Revenues
Equipment leasing revenues		$99,174	$69,799	$237,352	$236,082
Infrastructure revenues		36,788	13,910	72,674	54,776
Total revenues	13	135,962	83,709	310,026	290,858
Expenses
Operating expenses		52,793	23,128	108,973	81,144
General and administrative		4,422	4,241	12,329	13,292
Acquisition and transaction expenses		7,130	2,442	13,172	9,297
Management fees and incentive allocation to affiliate	18	3,845	4,591	11,948	14,113
Depreciation and amortization	5, 7, 9	53,368	42,626	145,274	126,543
Asset impairment		859	3,915	3,048	14,391
Interest expense		54,500	26,904	124,994	71,559
Total expenses		176,917	107,847	419,738	330,339
Other income (expense)
Equity in losses of unconsolidated entities	8	(4,082)	(2,501)	(9,860)	(5,445)
Gain (loss) on sale of assets, net		12,685	(1,114)	17,483	(2,165)
Loss on extinguishment of debt	10	—	—	(3,254)	(4,724)
Interest income		483	58	1,222	121
Other (expense) income		(8,068)	—	(8,771)	32
Total other income (expense)		1,018	(3,557)	(3,180)	(12,181)
Loss from continuing operations before income taxes		(39,937)	(27,695)	(112,892)	(51,662)
Benefit from income taxes	17	(494)	(2,486)	(1,965)	(6,334)
Net loss from continuing operations		(39,443)	(25,209)	(110,927)	(45,328)
Net income from discontinued operations, net of income taxes		—	—	—	1,331
Net loss		(39,443)	(25,209)	(110,927)	(43,997)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(7,363)	(3,876)	(18,949)	(12,724)
Less: Dividends on preferred shares		6,791	4,625	17,967	13,243
Net loss attributable to shareholders		$(38,871)	$(25,958)	$(109,945)	$(44,516)

(Loss) earnings per share:	20
Basic
Continuing operations		$(0.44)	$(0.30)	$(1.27)	$(0.53)
Discontinued operations		$—	$—	$—	$0.02
Diluted
Continuing operations		$(0.44)	$(0.30)	$(1.27)	$(0.53)
Discontinued operations		$—	$—	$—	$0.02
Weighted average shares outstanding:
Basic		88,277,897	86,022,302	86,787,072	86,013,485
Diluted		88,277,897	86,022,302	86,787,072	86,013,485

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(39,443)	$(25,209)	$(110,927)	$(43,997)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1)	(54,640)	(13,468)	(77,518)	(16,822)
Comprehensive loss	(94,083)	(38,677)	(188,445)	(60,819)
Comprehensive loss attributable to non-controlling interest	(7,363)	(3,876)	(18,949)	(12,724)
Comprehensive loss attributable to shareholders	$(86,720)	$(34,801)	$(169,496)	$(48,095)
________________________________________________________
(1) Net of deferred tax expense (benefit) of $1,798 and $(3,580) for the three months ended September 30, 2021 and 2020, respectively, and $(2,674) and $(4,474) for the nine months ended September 30, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2021
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(59,898)		(11,586)	(71,484)
Other comprehensive income				—	(22,878)	—	(22,878)
Total comprehensive (loss) income				(59,898)	(22,878)	(11,586)	(94,362)
Settlement of equity-based compensation						(183)	(183)
Issuance of common shares	—		455				455
Dividends declared - common shares			(56,795)				(56,795)
Issuance of preferred shares		42	101,158				101,200
Dividends declared - preferred shares			(11,176)				(11,176)
Equity-based compensation						2,553	2,553
Equity - June 30, 2021	$856	$133	$1,163,748	$(88,056)	$(49,115)	$13,447	$1,041,013
Net loss				(32,080)		(7,363)	(39,443)
Other comprehensive loss				—	(54,640)	—	(54,640)
Total comprehensive loss				(32,080)	(54,640)	(7,363)	(94,083)
Settlement of equity-based compensation						(238)	(238)
Issuance of common shares	123		291,701				291,824
Conversion of participating securities			(2)				(2)
Dividends declared - common shares			(28,409)				(28,409)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						728	728
Equity - September 30, 2021	$979	$133	$1,420,247	$(120,136)	$(103,755)	$6,574	$1,204,042

	Three and Nine Months Ended September 30, 2020
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net loss				(9,940)		(8,848)	(18,788)
Other comprehensive loss				—	(3,354)	—	(3,354)
Total comprehensive loss				(9,940)	(3,354)	(8,848)	(22,142)
Settlement of equity-based compensation						(42)	(42)
Issuance of common shares	7		304				311
Conversion of participating securities			(7)				(7)
Dividends declared - common shares				(56,782)			(56,782)
Issuance costs of preferred shares			(788)				(788)
Dividends declared - preferred shares				(8,618)			(8,618)
Equity-based compensation						702	702
Equity - June 30, 2020	$856	$81	$1,109,631	$115,113	$(2,982)	$28,792	$1,251,491
Net loss				(21,333)		(3,876)	(25,209)
Other comprehensive loss				—	(13,468)	—	(13,468)
Total comprehensive loss				(21,333)	(13,468)	(3,876)	(38,677)
Settlement of equity-based compensation						(68)	(68)
Dividends declared - common shares				(28,395)			(28,395)
Issuance of preferred shares		10	20,490				20,500
Dividends declared - preferred shares				(4,625)			(4,625)
Equity-based compensation						621	621
Equity - September 30, 2020	$856	$91	$1,130,121	$60,760	$(16,450)	$25,469	$1,200,847

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(110,927)	$(43,997)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	9,860	5,445
Gain on sale of subsidiaries	—	(1,331)
(Gain) loss on sale of assets, net	(17,483)	2,165
Security deposits and maintenance claims included in earnings	(30,866)	(12,275)
Loss on extinguishment of debt	3,254	4,724
Equity-based compensation	3,281	1,323
Depreciation and amortization	145,274	126,543
Asset impairment	3,048	14,391
Deferred taxes	(2,311)	(7,374)
Change in fair value of non-hedge derivative	(1,979)	181
Amortization of lease intangibles and incentives	21,348	23,394
Amortization of deferred financing costs	18,853	6,156
Bad debt expense, net	817	1,997
Other	(240)	1,152
Change in:
Accounts receivable	(100,821)	(43,014)
Other assets	(34,499)	1,253
Accounts payable and accrued liabilities	71,285	(32,415)
Management fees payable to affiliate	(844)	(20,965)
Other liabilities	2,242	1,040
Net cash (used in) provided by operating activities	(20,708)	28,393

Cash flows from investing activities:
Investment in unconsolidated entities	(54,499)	(4,407)
Principal collections on finance leases	1,707	7,001
Acquisition of business, net of cash acquired	(627,399)	—
Acquisition of leasing equipment	(299,564)	(252,859)
Acquisition of property, plant and equipment	(109,405)	(209,662)
Acquisition of lease intangibles	(7,403)	1,997
Purchase deposits for acquisitions	(13,790)	(5,320)
Proceeds from sale of leasing equipment	78,463	53,707
Proceeds from deposit on sale of aircraft and engine	600	—
Return of deposit on sale of engine	1,010	2,350
Net cash used in investing activities	$(1,030,280)	$(407,193)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from debt	$2,553,600	$883,981
Repayment of debt	(1,452,704)	(495,991)
Payment of deferred financing costs	(45,123)	(20,416)
Receipt of security deposits	1,390	1,564
Return of security deposits	(1,034)	(3,815)
Receipt of maintenance deposits	23,075	25,102
Release of maintenance deposits	(19,615)	(12,429)
Proceeds from issuance of common shares, net of underwriter's discount	291,822	—
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	101,201	20,223
Purchase of non-controlling interest	—	(110)
Settlement of equity-based compensation	(421)	—
Cash dividends - common shares	(85,204)	(85,177)
Cash dividends - preferred shares	(17,967)	(13,243)
Net cash provided by financing activities	$1,349,020	$299,689

Net increase (decrease) in cash and cash equivalents and restricted cash	298,032	(79,111)
Cash and cash equivalents and restricted cash, beginning of period	161,418	242,517
Cash and cash equivalents and restricted cash, end of period	$459,450	$163,406

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$66,988	$59,056
Acquisition of property, plant and equipment	(1,062)	(9,406)
Settled and assumed security deposits	(1,909)	(6,215)
Billed, assumed and settled maintenance deposits	(30,302)	(34,253)
Non-cash change in equity method investment	(77,518)	(16,822)
Issuance of common shares	455	304

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (“we”, “us”, “our” or the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), owns and leases aviation equipment and also owns and operates (i) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (ii) a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”), (iii) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant under construction (“Long Ridge”) and (iv) five freight railroads and one switching company (“Transtar”) that provide rail service to certain manufacturing and production facilities. Additionally, we own and lease offshore energy equipment and shipping containers. We have four reportable segments, (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar, which operate in two primary businesses, Equipment Leasing and Infrastructure (see Note 19).
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
GM-FTAI Holdco LLC
In September 2021, through GM-FTAI Holdco LLC (“Holdco”), we acquired a 50% interest in Aleon Renewable Metals LLC (“Aleon”) and a 1% interest in Gladieux Metals Recycling (“GMR”) for $52.5 million. Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location will collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. GMR specializes in recycling spent catalyst produced in the petroleum refining industry. Aleon and GMR are governed by separate boards of directors. Holdco is solely reliant on its interest holders to finance its activities and therefore is a VIE. We concluded that we are not the primary beneficiary of Holdco; therefore, we do not consolidate Holdco and account for this investment in accordance with the equity method.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 10) and other qualifying construction projects at Jefferson Terminal.
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations within our Aviation Leasing segment. Aviation inventory is carried at the lower of cost or net realizable value on our balance sheet. We had Aviation inventory of $82.3 million and $58.2 million as of September 30, 2021 and December 31, 2020, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $4.7 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $60.9 million and $36.2 million as of September 30, 2021 and December 31, 2020, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $0.4 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $14.4 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and $18.9 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the nine months ended September 30, 2021.
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
Rail Revenues—Rail revenues generally consist of the following performance obligations: industrial switching, interline services, demurrage and storage. Switching revenues are derived from the performance of switching services, which involve the movement of cars from one point to another within the limits of an individual plant, industrial area, or a rail yard. Switching revenues are recognized as the services are performed, and the services are completed on the same day they are initiated.
Interline revenues are derived from transportation services for railcars that originate or terminate at our railroads and involve one or more other carriers. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route directed by the customer. The invoicing railroad then pays the other railroads its portion of the total amount invoiced on a monthly basis. We record revenue related to interline traffic for transportation service segments provided by carriers along railroads that are not owned or controlled by us on a net basis. Interline revenues are recognized as the transportation movements occur.
Our ancillary services revenue primarily relates to demurrage and storage services. Demurrage represents charges assessed by railroads for the detention of cars by shippers or receivers of freight beyond a specified free time and is recognized on a per day basis. Storage services revenue is earned for the provision of storage of shippers’ railcars and is generally recognized on a per day, per car basis, as the storage services are provided.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, enter into collateral arrangements. During both the three and nine months ended September 30, 2021 and 2020, one customer in the Aviation Leasing segment accounted for approximately 10% of total revenue. During the three months ended September 30, 2021, one customer in the Transtar segment accounted for approximately 14% of total revenue.
As of September 30, 2021, there were two customers in the Aviation Leasing segment that represented 26% and 10% of total accounts receivable, net and one customer in the Jefferson Terminal segment that represented 21% of total accounts receivable, net. As of December 31, 2020, accounts receivable from two customers in the Aviation Leasing segment represented 40% and 15% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $4.9 million and $4.6 million as of September 30, 2021 and December 31, 2020, respectively. There was bad debt expense of $1.6 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in Operating expenses in the Consolidated Statements of Operations.
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
See Note 12 for additional details related to our commodity derivatives.

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
Other Assets—Other assets is primarily comprised of lease incentives of $44.6 million and $55.1 million, purchase deposits of $12.2 million and $6.1 million, prepaid expenses of $23.7 million and $10.1 million, notes receivable of $31.7 million and $0.7 million, maintenance right assets of $22.6 million and $6.4 million and aircraft engine modules, spare parts and used material inventory of $82.3 million and $58.2 million as of September 30, 2021 and December 31, 2020, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and nine months ended September 30, 2021 and 2020, the Board of Directors declared cash dividends of $0.33 and $0.99 per common share, respectively.
Additionally, in the quarter ended September 30, 2021, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively.
Recent Accounting Pronouncements—In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform: Scope, respectively. Together, the ASUs temporarily simplify the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Adoption did not have a material impact on our consolidated financial statements.
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
3. DISCONTINUED OPERATIONS
In December 2019, we completed the sale of substantially all of our railroad business (“CMQR”), which was previously reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations. Accordingly, the results of operations of CMQR have been reported as discontinued operations for all periods presented. During the nine months ended September 30, 2020, we recognized a gain on sale of $1.3 million which is reported in Net income from discontinued operations, net of income taxes in the Consolidated Statements of Operations. There were no non-cash items or capital expenditures during the nine months ended September 30, 2020.
4. ACQUISITION OF TRANSTAR, LLC
On July 28, 2021, we completed the acquisition for 100% of the equity interests of Transtar, LLC (“Transtar”) from United States Steel Corporation (“USS”) for total consideration of $636.0 million. Transtar is comprised of five freight railroads and one switching company, of which two railroads are connected to USS’s largest production facilities. We also entered into an exclusive rail partnership with USS, under which we will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Transtar operates as a separate reportable segment within our Infrastructure business. See Note 19 for additional information. The results of operations at Transtar have been included in the Consolidated Statements of Operations as of the effective date of the acquisition. In connection with the acquisition, we recorded $3.9 million and $7.0 million of acquisition and transaction expense during the three and nine months ended September 30, 2021, respectively.
We funded the transaction with bridge loans in an aggregate principal amount of $650 million. In September 2021, we issued new equity and debt and repaid in full the bridge loans. See Notes 10 and 20 for additional information.
The following fair values assigned to assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions. The final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. The final acquisition accounting adjustments may

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
be materially different and may include (i) changes in fair values of Property, plant and equipment and associated salvage values; (ii) changes in allocations to Intangible assets, such as above or below market leases, customer relationships, as well as goodwill; and, (iii) other changes to assets and liabilities, such as working capital accounts and inventory.
The following table summarizes the preliminary allocation of the purchase price, as presented in our Consolidated Balance Sheets:

Fair value of assets acquired:
Cash and cash equivalents	$8,610
Accounts receivable, net	18,625
Operating lease right-of-use assets, net	10,831
Property, plant and equipment, net	506,479
Intangible assets, net	62,500
Other assets	15,594
Total assets	622,639
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	47,010
Operating lease liabilities	10,689
Pension and other postretirement benefits (1)	37,552
Other liabilities	8,587
Total liabilities	103,838
Goodwill (2)	117,206
Total purchase consideration	$636,007
________________________________________________________
(1) Included in Other liabilities in the Consolidated Balance Sheets.
(2) Goodwill is primarily attributable to the assembled workforce of Transtar and the synergies expected to be achieved. This goodwill is assigned to the new Transtar segment and is tax deductible for income tax purposes.
The following table presents the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Above/below market leases	2 - 7	$1,500
Customer relationships	13 - 15	61,000
Total		$62,500
The following table presents the property, plant and equipment and their estimated useful lives:

	Estimated useful life in years	Fair value
Railcars and locomotives	1 - 40	$126,055
Track and track related assets	1 - 40	88,121
Land, site improvements and rights	N/A	91,890
Bridges and tunnels	15 - 55	176,309
Buildings and improvements	3 - 25	12,533
Railroad equipment	2 - 15	2,712
Terminal machinery and equipment	2 - 15	3,215
Vehicles	2 - 5	3,538
Construction in progress	N/A	1,928
Computer hardware and software	2 - 22	178
Total		$506,479

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The unaudited financial information in the table below summarizes the combined results of operations of FTAI and Transtar on a pro forma basis, as though the companies had been combined as of January 1, 2020. These pro forma results were based on estimates and assumptions which we believe are reasonable. The pro forma adjustments are primarily comprised of the following:
•The allocation of the purchase price and related adjustments, including adjustments to depreciation and amortization expense related to the fair value of property, plant and equipment and intangible assets acquired;
•Impacts of debt financing, including interest for debt issued and amortization of deferred financing costs;
•The exclusion of acquisition-related costs incurred during the three and nine months ended September 30, 2021 and allocation of substantially all acquisition-related costs to the nine months ended September 30, 2020; and
•Associated tax-related impacts of adjustments.
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$146,233	$111,415	$389,569	$374,184
Net loss attributable to shareholders	(24,778)	(23,549)	(87,666)	(62,521)
5. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2021	December 31, 2020
Leasing equipment	$2,137,509	$2,042,404
Less: accumulated depreciation	(440,915)	(407,145)
Leasing equipment, net	$1,696,594	$1,635,259

During the nine months ended September 30, 2021, we evaluated our leasing equipment portfolio and identified certain assets with indicators of impairment, including, but not limited to, the redelivery of unserviceable leasing equipment and a decline in market values due to the ongoing COVID-19 pandemic for leasing equipment we have decided to sell. For these assets, we performed a recoverability assessment at the individual asset level and determined that the carrying amounts exceeded the estimated future undiscounted net cash flows and these assets were impaired. To determine fair value, we used both a market approach, using quoted market prices for the same or similar assets, and an income approach, using discounted cash flows and an estimated discount rate. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $3.0 million, net of redelivery compensation.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the nine months ended September 30, 2021:

Acquisitions:
Aircraft	24
Engines	44
Dispositions:
Aircraft	4
Engines	31

Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense for leasing equipment	$36,406	$35,104	$107,000	$104,121

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	September 30, 2021	December 31, 2020
Finance leases	$16,148	$9,389
Unearned revenue	(2,353)	(2,462)
Finance leases, net	$13,795	$6,927
During the nine months ended September 30, 2021, we entered into 52-month sales-type lease arrangements for five airframes.
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2021	December 31, 2020
Land, site improvements and rights	$151,185	$52,047
Construction in progress	126,537	425,261
Bridges and tunnels	176,310	—
Buildings and improvements	18,826	4,491
Terminal machinery and equipment	937,319	557,788
Track and track related assets	96,497	2,349
Railroad equipment	7,792	5,560
Railcars and locomotives	126,429	—
Computer hardware and software	5,337	5,101
Furniture and fixtures	3,113	2,449
Other	10,033	5,870
	1,659,378	1,060,916
Less: accumulated depreciation	(131,608)	(96,553)
Property, plant and equipment, net	$1,527,770	$964,363

During the nine months ended September 30, 2021, we added property, plant and equipment and placed additional assets into service of $598.5 million, which primarily consist of assets acquired in our acquisition of Transtar and terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$15,291	$6,634	$34,826	$19,757

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2021	December 31, 2020
Advanced Engine Repair JV	Equity method	25%	$21,670	$22,721
Intermodal Finance I, Ltd.	Equity method	51%	—	—
Long Ridge Terminal LLC	Equity method	50%	35,538	122,539
FYX Trust Holdco LLC	Equity	14%	1,255	1,255
GM-FTAI Holdco LLC	Equity method	50%	52,500	—
Investments			$110,963	$146,515
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2021 or 2020.
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advanced Engine Repair JV	$(369)	$(247)	$(1,050)	$(1,432)
Intermodal Finance I, Ltd.	76	32	452	(51)
Long Ridge Terminal LLC	(3,789)	(2,286)	(9,262)	(3,962)
Total	$(4,082)	$(2,501)	$(9,860)	$(5,445)

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
Advanced Engine Repair JV
In December 2016, we invested $15 million for a 25% interest in an advanced engine repair joint venture. We focus on developing new cost savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
In August 2019, we expanded the scope of our joint venture and invested an additional $13.5 million and maintained a 25% interest.
GM-FTAI Holdco LLC
In September 2021, through GM-FTAI Holdco LLC, we invested $52.5 million for a 50% interest in Aleon and a 1% interest in GMR. Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location will collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. GMR specializes in recycling spent catalyst produced in the petroleum refining industry.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2021
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$42,751	$—	$1,500	$44,251
Less: Accumulated amortization	(34,092)	—	(63)	(34,155)
Acquired favorable lease intangibles, net	8,659	—	1,437	10,096
Customer relationships	—	35,513	61,000	96,513
Less: Accumulated amortization	—	(25,150)	(722)	(25,872)
Acquired customer relationships, net	—	10,363	60,278	70,641
Total intangible assets, net	$8,659	$10,363	$61,715	$80,737

Intangible liabilities
Acquired unfavorable lease intangibles	$7,148	$—	$100	$7,248
Less: Accumulated amortization	(5,886)	—	(2)	(5,888)
Acquired unfavorable lease intangibles, net	$1,262	$—	$98	$1,360

	December 31, 2020
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$35,349	$—	$—	$35,349
Less: Accumulated amortization	(29,591)	—	—	(29,591)
Acquired favorable lease intangibles, net	5,758	—	—	5,758
Customer relationships	—	35,513	—	35,513
Less: Accumulated amortization	—	(22,485)	—	(22,485)
Acquired customer relationships, net	—	13,028	—	13,028
Total intangible assets, net	$5,758	$13,028	$—	$18,786

Intangible liabilities
Acquired unfavorable lease intangibles	$7,151	$—	$—	$7,151
Less: Accumulated amortization	(4,604)	—	—	(4,604)
Acquired unfavorable lease intangibles, net	$2,547	$—	$—	$2,547
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Lease intangibles	Equipment leasing revenues	$1,266	$953	$3,216	$3,016
Lease intangibles	Depreciation and amortization	61	—	61	—
Customer relationships	Depreciation and amortization	1,610	888	3,387	2,665
Total		$2,937	$1,841	$6,664	$5,681
As of September 30, 2021, estimated net annual amortization of intangibles is as follows:

Remainder of 2021	$2,818
2022	10,333
2023	9,577
2024	8,374
2025	5,209
Thereafter	43,066
Total	$79,377

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2021			December 31, 2020
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$50,000	(i) Base Rate + 2.00%; or (ii) Adjusted Eurodollar Rate + 3.00%	1/31/22	$—
DRP Revolver (2)	25,000	(i) Base Rate + 1.50%; or (ii) Base Rate + 2.50% (Eurodollar)	11/5/21	25,000
EB-5 Loan Agreement	26,100	5.75%	1/25/26	—
Total loans payable	101,100			25,000
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980
Series 2021 Bonds	425,000	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	—
Senior Notes due 2022 (3)	—	N/A	N/A	399,331
Senior Notes due 2025 (4)	852,320	6.50%	10/1/25	852,673
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (5)	1,002,494	5.50%	5/1/28	—
Total bonds payable	2,943,794			1,915,984

Debt	3,044,894			1,940,984
Less: Debt issuance costs	(60,905)			(36,222)
Total debt, net	$2,983,989			$1,904,762

Total debt due within one year	$75,000			$25,000
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
(4) Includes an unamortized discount of $3,713 and $4,303 at September 30, 2021 and December 31, 2020, respectively, and an unamortized premium of $6,033 and $6,976 at September 30, 2021 and December 31, 2020, respectively.
(5) Includes an unamortized premium of $2,494 at September 30, 2021.
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
On September 24, 2021, we issued an additional $500 million aggregate principal amount of the Senior Notes due 2028 at an offering price of 100.50%, plus accrued interest from and including April 12, 2021. We used a portion of the net proceeds in the amount of $358.3 million to repay in full the Bridge Loans (as defined below).

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
Bridge Loan Agreement—On July 28, 2021, in connection with our acquisition of Transtar, we entered into an agreement for senior unsecured bridge term loans (“Bridge Loans”) in an aggregate principal amount of $650 million, which we used to finance the acquisition and other certain fees associated with the transaction.
On September 14, 2021, we used net proceeds in the amount of $291.7 million from an equity offering (see Note 20) to repay a portion of the Bridge Loans. On September 24, 2021, we used a portion of the net proceeds in the amount of $358.3 million from our issuance of the Senior Notes due 2028 to repay in full the Bridge Loans. We recorded fees of approximately $12.2 million which are included in Interest expense in the Consolidated Statements of Operations.
Series 2021 Bonds—On August 18, 2021, Jefferson issued $425 million aggregate principal amount of Series 2021 Bonds, which are designated as $225 million of Series 2021A Dock and Wharf Facility Revenue Bonds (the “Series 2021A Bonds”) and $200 million of Series 2021B Taxable Facility Revenue Bonds (the “Taxable Series 2021B Bonds”).
The Series 2021A Bonds consist of:
i)$39.1 million aggregate principal amount of Serial Bonds maturing between January 1, 2026 and January 1, 2031, and bearing interest at specified fixed rates ranging from 1.875% to 2.625% per annum,
ii)$38.2 million aggregate principal amount of Term Bonds maturing January 1, 2036, and bearing interest at a fixed rate of 2.750% per annum,
iii)$44.9 million aggregate principal amount of Term Bonds maturing January 1, 2041, and bearing interest at a fixed rate of 2.875% per annum, and
iv)$102.8 million aggregate principal amount of Term Bonds maturing January 1, 2050, and bearing interest at a fixed rate of 3.00% per annum.
The Taxable Series 2021B Bonds will mature on January 1, 2028, and bear interest at a fixed rate of 4.100% per annum.
Jefferson used a portion of the net proceeds from the Series 2021 Bonds to repay certain indebtedness, and intend to use a portion of the net proceeds to pay for or reimburse the cost of development, construction and acquisition of certain facilities.
We were in compliance with all debt covenants as of September 30, 2021.
11. FAIR VALUE MEASUREMENTS
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2021	September 30, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$176,052	$176,052	$—	$—	Market
Restricted cash	283,398	283,398	—	—	Market
Derivative assets	1,979	—	1,979	—	Income
Total assets	$461,429	$459,450	$1,979	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2020	December 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$121,703	$121,703	$—	$—	Market
Restricted cash	39,715	39,715	—	—	Market
Total	$161,418	$161,418	$—	$—

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
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2021	December 31, 2020
Series 2020 A Bonds (1)	$191,362	$186,306
Series 2020 B Bonds (1)	81,768	79,723
Series 2021 A Bonds (1)	219,071	—
Series 2021 B Bonds (1)	196,042	—
Senior Notes due 2022	—	403,536
Senior Notes due 2025	876,299	888,701
Senior Notes due 2027	453,256	460,340
Senior Notes due 2028	1,008,960	—
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.

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
12. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table presents information related to our butane derivative contracts:

	September 30, 2021	December 31, 2020
Notional Amount (BBL in thousands)	493	N/A
Fair Value of Assets (1)	$1,979	$—
Term	1 to 6 months	N/A
________________________________________________________
(1) Included in Other assets in the Consolidated Balance Sheets.
The following table presents a summary of the changes in fair value for all Level 3 derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance	$—	$—	$—	$181
Net losses recognized in earnings	—	—	—	(181)
Ending Balance	$—	$—	$—	$—

There were no transfers into or out of Level 3 during the periods presented.
13. REVENUES
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$40,392	$—	$—	$—	$2,386	$42,778
Maintenance revenue	40,252	—	—	—	—	40,252
Finance lease income	439	—	—	—	—	439
Other revenue	12,855	—	—	—	2,850	15,705
Total equipment leasing revenues	93,938	—	—	—	5,236	99,174
Infrastructure revenues
Lease income	—	433	—	358	—	791
Rail revenues	—	—	—	24,182	—	24,182
Terminal services revenues	—	11,469	—	—	—	11,469
Crude marketing revenues	—	—	—	—	—	—
Other revenue	—	—	(458)	—	804	346
Total infrastructure revenues	—	11,902	(458)	24,540	804	36,788
Total revenues	$93,938	$11,902	$(458)	$24,540	$6,040	$135,962

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$38,537	$—	$—	$—	$1,903	$40,440
Maintenance revenue	25,609	—	—	—	—	25,609
Finance lease income	591	—	—	—	—	591
Other revenue	1,754	—	—	—	1,405	3,159
Total equipment leasing revenues	66,491	—	—	—	3,308	69,799
Infrastructure revenues
Lease income	—	368	—	—	—	368
Terminal services revenues	—	11,329	—	—	—	11,329
Crude marketing revenues	—	—	—	—	—	—
Other revenue	—	—	1,242	—	971	2,213
Total infrastructure revenues	—	11,697	1,242	—	971	13,910
Total revenues	$66,491	$11,697	$1,242	$—	$4,279	$83,709

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$120,389	$—	$—	$—	$5,518	$125,907
Maintenance revenue	87,763	—	—	—	—	87,763
Finance lease income	1,285	—	—	—	—	1,285
Other revenue	19,045	—	—	—	3,352	22,397
Total equipment leasing revenues	228,482	—	—	—	8,870	237,352
Infrastructure revenues
Lease income	—	1,295	—	358	—	1,653
Rail revenues	—	—	—	24,182	—	24,182
Terminal services revenues	—	32,853	157	—	—	33,010
Crude marketing revenues	—	—	—	—	—	—
Other revenue	—	—	9,825	—	4,004	13,829
Total infrastructure revenues	—	34,148	9,982	24,540	4,004	72,674
Total revenues	$228,482	$34,148	$9,982	$24,540	$12,874	$310,026

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$127,983	$—	$—	$—	$6,904	$134,887
Maintenance revenue	84,709	—	—	—	—	84,709
Finance lease income	1,433	—	—	—	—	1,433
Other revenue	10,617	—	—	—	4,436	15,053
Total equipment leasing revenues	224,742	—	—	—	11,340	236,082
Infrastructure revenues
Lease income	—	775	—	—	—	775
Terminal services revenues	—	40,534	—	—	—	40,534
Crude marketing revenues	—	8,210	—	—	—	8,210
Other revenue	—	—	1,556	—	3,701	5,257
Total infrastructure revenues	—	49,519	1,556	—	3,701	54,776
Total revenues	$224,742	$49,519	$1,556	$—	$15,041	$290,858

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of September 30, 2021:

	Operating Leases	Finance Leases
Remainder of 2021	$46,354	$408
2022	134,253	1,291
2023	96,095	531
2024	69,352	113
2025	47,450	10
Thereafter	32,865	—
Total	$426,369	$2,353

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
14. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately two months to 41 years.
The following table presents lease related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of right-of-use assets	$161	$—	$161	$—
Interest on lease liabilities	11	—	11	—
Finance lease expense	172	—	172	—
Operating lease expense	1,780	1,230	4,227	3,594
Short-term lease expense	320	84	900	534
Variable lease expense	540	111	1,177	1,215
Total lease expense	$2,812	$1,425	$6,476	$5,343

The following table presents information related to our operating leases as of and for the nine months ended September 30, 2021:

Right-of-use assets, net	$74,643
Lease liabilities	74,134

Weighted average remaining lease term	33.6 years
Weighted average incremental borrowing rate	5.6%

Cash paid for amounts included in the measurement of operating lease liabilities	$4,208
The following table presents future minimum lease payments under non-cancellable operating leases as of September 30, 2021:

Remainder of 2021	$4,224
2022	9,589
2023	7,875
2024	6,901
2025	6,677
Thereafter	148,455
Total undiscounted lease payments	183,721
Less: Imputed interest	109,587
Total lease liabilities	$74,134
In July 2021, in connection with our acquisition of Transtar, we assumed ROU assets of approximately $10.8 million with a weighted average remaining term of 5.5 years.
Additionally, during the nine months ended September 30, 2021, we entered into a new lease for real estate, which had a ROU asset value of $2.7 million and a lease term of approximately five years at commencement.

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
As of September 30, 2021, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2021	2020	2021	2020
Restricted Shares	$553	$427	$2,664	$857	$4,712	1.2
Common Units	175	194	617	466	1,230	1.1
Total	$728	$621	$3,281	$1,323	$5,942

Options
During the nine months ended September 30, 2021, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 25,998 of its options to certain of the Manager’s employees. Additionally, certain of the Manager’s employees exercised 165,268 options at a weighted average exercise price of $18.22 and received a net 55,092 common shares.
In connection with our March 2021 offering of preferred shares (see Note 20), we granted options to the Manager related to 355,932 common shares at an exercise price of $29.50, which had a grant date fair value of $3.7 million. The assumptions used in valuing the options were: a 1.70% risk-free rate, a 3.16% dividend yield, a 45.60% volatility and a ten-year term.
In connection with our September 2021 offering of common shares (see Note 20), we granted options to the Manager related to 1,200,000 common shares at an exercise price of $25.50, which had a grant date fair value of $9.2 million. The assumptions used in valuing the options were: a 1.34% risk-free rate, a 3.64% dividend yield, a 44.78% volatility and a ten-year term.
Common Units
During the nine months ended September 30, 2021, we issued 1,052,632 common units of our subsidiary that had a grant date fair value of $1.2 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Restricted Shares
During the nine months ended September 30, 2021, we issued restricted shares of our subsidiary that had a grant date fair value of $5.3 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
16. RETIREMENT BENEFIT PLANS
In connection with the acquisition of Transtar (see Note 4), we assumed certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our pension plan covers certain eligible Transtar employees. These plans are noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees and dependents of Transtar. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory.
The following table summarizes our retirement benefit plan costs for the three and nine months ended September 30, 2021. Service costs and interest costs are recorded in Operating expenses and Other (expense) income, respectively, in the Consolidated Statements of Operations.

	Pension Benefits	Postretirement Benefits
Service costs	$392	$431
Interest costs	45	139
Total	$437	$570
17. INCOME TAXES
The current and deferred components of the income tax benefit included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current:
Federal	$74	$(35)	$130	$33
State and local	80	79	241	330
Foreign	31	(27)	(25)	295
Total current provision	185	17	346	658
Deferred:
Federal	(670)	(656)	(2,137)	(1,534)
State and local	—	—	—	—
Foreign	(9)	(1,847)	(174)	(5,458)
Total deferred benefit	(679)	(2,503)	(2,311)	(6,992)
Benefit from income taxes	$(494)	$(2,486)	$(1,965)	$(6,334)
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
As of and for the nine months ended September 30, 2021, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2017. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2021.
18. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$3,845	$4,591	$11,948	$14,113
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	—	—	—
Total	$3,845	$4,591	$11,948	$14,113
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Classification in the Consolidated Statements of Operations:
General and administrative	$1,927	$2,347	$6,138	$6,737
Acquisition and transaction expenses	617	515	1,588	1,562
Total	$2,544	$2,862	$7,726	$8,299

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Accrued management fees	$1,211	$1,461
Other payables	724	1,317

As of September 30, 2021 and December 31, 2020, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2021 and December 31, 2020 an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2021 and December 31, 2020 was $1.6 million and $17.2 million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-controlling interest share of net loss	$7,364	$3,809	$18,918	$12,490

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
During the nine months ended September 30, 2021, we granted options to the Manager in connection with the offering of the Series C Preferred Shares (as defined in Note 20) and the offering of common shares in September 2021. See Notes 15 and 20 for additional information.
On May 4, 2021, the Company received a promissory note from Long Ridge Terminal LLC, an affiliate, in exchange for a loan in the principal amount of $5.8 million. The note bears interest at a rate of 10% per annum, with a maturity date of December 31, 2021. The total principal amount plus all accrued and unpaid interest will be due and payable on the maturity date. Interest income was $0.1 million and $0.2 million during the three and nine months ended September 30, 2021.
19. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have four reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and an equity method investment in Long Ridge, which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
In July 2021, we acquired Transtar and it operates as a separate reportable segment within our Infrastructure business. Transtar is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities. See Note 4 for additional information.
Corporate and Other primarily consists of debt, unallocated company level general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas drilling and production which are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and (iii) railroad assets which consist of equipment that support a railcar cleaning business.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2021

	Three Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$93,938	$—	$—	$—	$5,236	$99,174
Infrastructure revenues	—	11,902	(458)	24,540	804	36,788
Total revenues	93,938	11,902	(458)	24,540	6,040	135,962

Expenses
Operating expenses	15,411	12,441	5,272	12,877	6,792	52,793
General and administrative	—	—	—	—	4,422	4,422
Acquisition and transaction expenses	858	—	—	851	5,421	7,130
Management fees and incentive allocation to affiliate	—	—	—	—	3,845	3,845
Depreciation and amortization	34,288	9,405	2,299	5,270	2,106	53,368
Asset impairment	859	—	—	—	—	859
Interest expense	—	4,080	283	37	50,100	54,500
Total expenses	51,416	25,926	7,854	19,035	72,686	176,917

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(369)	—	(3,789)	—	76	(4,082)
Gain on sale of assets, net	12,685	—	—	—	—	12,685
Interest income	339	—	145	—	(1)	483
Other expense	(1,680)	(2,090)	(4,100)	(197)	(1)	(8,068)
Total other income (expense)	10,975	(2,090)	(7,744)	(197)	74	1,018
Income (loss) from continuing operations before income taxes	53,497	(16,114)	(16,056)	5,308	(66,572)	(39,937)
Provision for (benefit from) income taxes	129	47	(1,798)	1,128	—	(494)
Net income (loss) from continuing operations	53,368	(16,161)	(14,258)	4,180	(66,572)	(39,443)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(7,189)	(174)	—	—	(7,363)
Less: Dividends on preferred shares	—	—	—	—	6,791	6,791
Net income (loss) from continuing operations attributable to shareholders	$53,368	$(8,972)	$(14,084)	$4,180	$(73,363)	$(38,871)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$96,002	$1,946	$2,766	$11,466	$(15,791)	$96,389
Add: Non-controlling share of Adjusted EBITDA						3,420
Add: Equity in losses of unconsolidated entities						(4,082)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(7,470)
Less: Interest expense						(54,500)
Less: Depreciation and amortization expense						(59,811)
Less: Incentive allocations						—
Less: Asset impairment charges						(859)
Less: Changes in fair value of non-hedge derivative instruments						(4,594)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(7,130)
Less: Equity-based compensation expense						(728)
Less: Benefit from income taxes						494
Net loss attributable to shareholders from continuing operations						$(38,871)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Asia	$36,421	$—	$—	$—	$5,236	$41,657
Europe	35,708	—	—	—	—	35,708
North America	18,152	11,902	(458)	24,540	804	54,940
South America	3,657	—	—	—	—	3,657
Total	$93,938	$11,902	$(458)	$24,540	$6,040	$135,962

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$228,482	$—	$—	$—	$8,870	$237,352
Infrastructure revenues	—	34,148	9,982	24,540	4,004	72,674
Total revenues	228,482	34,148	9,982	24,540	12,874	310,026

Expenses
Operating expenses	28,806	35,939	12,202	12,877	19,149	108,973
General and administrative	—	—	—	—	12,329	12,329
Acquisition and transaction expenses	2,890	—	—	851	9,431	13,172
Management fees and incentive allocation to affiliate	—	—	—	—	11,948	11,948
Depreciation and amortization	100,583	26,438	6,726	5,270	6,257	145,274
Asset impairment	3,048	—	—	—	—	3,048
Interest expense	—	8,496	857	37	115,604	124,994
Total expenses	135,327	70,873	19,785	19,035	174,718	419,738

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(1,050)	—	(9,262)	—	452	(9,860)
Gain on sale of assets, net	17,467	—	16	—	—	17,483
Loss on extinguishment of debt	—	—	—	—	(3,254)	(3,254)
Interest income	963	—	236	—	23	1,222
Other (expense) income	(1,680)	(2,795)	(4,100)	(197)	1	(8,771)
Total other income (expense)	15,700	(2,795)	(13,110)	(197)	(2,778)	(3,180)
Income (loss) from continuing operations before income taxes	108,855	(39,520)	(22,913)	5,308	(164,622)	(112,892)
Provision for (benefit from) income taxes	83	163	(3,265)	1,128	(74)	(1,965)
Net income (loss) from continuing operations	108,772	(39,683)	(19,648)	4,180	(164,548)	(110,927)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(18,743)	(206)	—	—	(18,949)
Less: Dividends on preferred shares	—	—	—	—	17,967	17,967
Net income (loss) from continuing operations attributable to shareholders	$108,772	$(20,940)	$(19,442)	$4,180	$(182,515)	$(109,945)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$236,868	$8,329	$3,274	$11,466	$(48,440)	$211,497
Add: Non-controlling share of Adjusted EBITDA						8,706
Add: Equity in losses of unconsolidated entities						(9,860)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(9,861)
Less: Interest expense						(124,994)
Less: Depreciation and amortization expense						(166,622)
Less: Incentive allocations						—
Less: Asset impairment charges						(3,048)
Less: Changes in fair value of non-hedge derivative instruments						1,979
Less: Losses on the modification or extinguishment of debt and capital lease obligations						(3,254)
Less: Acquisition and transaction expenses						(13,172)
Less: Equity-based compensation expense						(3,281)
Less: Benefit from income taxes						1,965
Net loss attributable to shareholders from continuing operations						$(109,945)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$—	$—	$235
Asia	93,924	—	—	—	8,870	102,794
Europe	89,109	—	—	—	—	89,109
North America	39,102	34,148	9,982	24,540	4,004	111,776
South America	6,112	—	—	—	—	6,112
Total	$228,482	$34,148	$9,982	$24,540	$12,874	$310,026

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2020

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$66,491	$—	$—	$—	$3,308	$69,799
Infrastructure revenues	—	11,697	1,242	—	971	13,910
Total revenues	66,491	11,697	1,242	—	4,279	83,709

Expenses
Operating expenses	4,515	9,661	2,704	—	6,248	23,128
General and administrative	—	—	—	—	4,241	4,241
Acquisition and transaction expenses	2,060	—	20	—	362	2,442
Management fees and incentive allocation to affiliate	—	—	—	—	4,591	4,591
Depreciation and amortization	33,014	7,250	368	—	1,994	42,626
Asset impairment	3,915	—	—	—	—	3,915
Interest expense	—	1,487	298	—	25,119	26,904
Total expenses	43,504	18,398	3,390	—	42,555	107,847

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(247)	—	(2,285)	—	31	(2,501)
Loss on sale of assets, net	(1,114)	—	—	—	—	(1,114)
Interest income	41	—	—	—	17	58
Total other (expense) income	(1,320)	—	(2,285)	—	48	(3,557)
Income (loss) from continuing operations before income taxes	21,667	(6,701)	(4,433)	—	(38,228)	(27,695)
(Benefit from) provision for income taxes	(1,873)	3	(656)	—	40	(2,486)
Net income (loss) from continuing operations	23,540	(6,704)	(3,777)	—	(38,268)	(25,209)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(3,809)	(67)	—	—	(3,876)
Less: Dividends on preferred shares	—	—	—	—	4,625	4,625
Net income (loss) from continuing operations attributable to shareholders	$23,540	$(2,895)	$(3,710)	$—	$(42,893)	$(25,958)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$70,562	$4,348	$(837)	$—	$(15,437)	$58,636
Add: Non-controlling share of Adjusted EBITDA						1,955
Add: Equity in losses of unconsolidated entities						(2,501)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(120)
Less: Interest expense						(26,904)
Less: Depreciation and amortization expense						(52,532)
Less: Incentive allocations						—
Less: Asset impairment charges						(3,915)
Less: Changes in fair value of non-hedge derivative instruments						—
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(2,442)
Less: Equity-based compensation expense						(621)
Less: Benefit from income taxes						2,486
Net loss attributable to shareholders from continuing operations						$(25,958)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$1,781	$—	$—	$—	$—	$1,781
Asia	28,522	—	—	—	3,308	31,830
Europe	29,011	—	—	—	—	29,011
North America	6,911	11,697	1,242	—	971	20,821
South America	266	—	—	—	—	266
Total	$66,491	$11,697	$1,242	$—	$4,279	$83,709

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2020

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$224,742	$—	$—	$—	$11,340	$236,082
Infrastructure revenues	—	49,519	1,556	—	3,701	54,776
Total revenues	224,742	49,519	1,556	—	15,041	290,858

Expenses
Operating expenses	13,163	43,894	6,579	—	17,508	81,144
General and administrative	—	—	—	—	13,292	13,292
Acquisition and transaction expenses	6,845	—	821	—	1,631	9,297
Management fees and incentive allocation to affiliate	—	—	—	—	14,113	14,113
Depreciation and amortization	97,848	21,636	1,122	—	5,937	126,543
Asset impairment	14,391	—	—	—	—	14,391
Interest expense	—	7,225	1,045	—	63,289	71,559
Total expenses	132,247	72,755	9,567	—	115,770	330,339

Other income (expense)
Equity in losses of unconsolidated entities	(1,432)	—	(3,961)	—	(52)	(5,445)
Loss on sale of assets, net	(2,158)	(7)	—	—	—	(2,165)
Loss on extinguishment of debt	—	(4,724)	—	—	—	(4,724)
Interest income	70	22	—	—	29	121
Other income	—	32	—	—	—	32
Total other expense	(3,520)	(4,677)	(3,961)	—	(23)	(12,181)
Income (loss) from continuing operations before income taxes	88,975	(27,913)	(11,972)	—	(100,752)	(51,662)
(Benefit from) provision for income taxes	(5,255)	212	(1,534)	—	243	(6,334)
Net income (loss) from continuing operations	94,230	(28,125)	(10,438)	—	(100,995)	(45,328)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(12,490)	(234)	—	—	(12,724)
Less: Dividends on preferred shares	—	—	—	—	13,243	13,243
Net income (loss) from continuing operations attributable to shareholders	$94,230	$(15,635)	$(10,204)	$—	$(114,238)	$(45,847)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$231,453	$11,885	$(3,038)	$—	$(43,197)	$197,103
Add: Non-controlling share of Adjusted EBITDA						7,406
Add: Equity in losses of unconsolidated entities						(5,445)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						167
Less: Interest expense						(71,559)
Less: Depreciation and amortization expense						(149,937)
Less: Incentive allocations						—
Less: Asset impairment charges						(14,391)
Less: Changes in fair value of non-hedge derivative instruments						(181)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						(4,724)
Less: Acquisition and transaction expenses						(9,297)
Less: Equity-based compensation expense						(1,323)
Less: Benefit from income taxes						6,334
Net loss attributable to shareholders from continuing operations						$(45,847)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$10,254	$—	$—	$—	$—	$10,254
Asia	86,799	—	—	—	11,340	98,139
Europe	99,870	—	—	—	—	99,870
North America	24,980	49,519	1,556	—	3,701	79,756
South America	2,839	—	—	—	—	2,839
Total	$224,742	$49,519	$1,556	$—	$15,041	$290,858

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet and Location of Long-Lived Assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$1,869,233	$1,304,236	$364,058	$771,895	$373,095	$4,682,517

Debt, net	—	692,970	25,000	—	2,266,019	2,983,989

Total liabilities	171,434	825,331	36,541	112,860	2,332,309	3,478,475

Non-controlling interests in equity of consolidated subsidiaries	—	4,352	1,698	—	524	6,574

Total equity	1,697,799	478,905	327,517	659,035	(1,959,214)	1,204,042

Total liabilities and equity	$1,869,233	$1,304,236	$364,058	$771,895	$373,095	$4,682,517

	September 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$400,718	$—	$—	$—	$66,490	$467,208
Europe	738,692	—	—	—	—	738,692
North America	279,794	741,606	279,360	502,219	113,402	1,916,381
South America	102,083	—	—	—	—	102,083
Total	$1,521,287	$741,606	$279,360	$502,219	$179,892	$3,224,364

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$1,704,205	$989,928	$400,217	$—	$293,627	$3,387,977

Debt, net	—	253,473	25,000	—	1,626,289	1,904,762

Total liabilities	219,692	365,629	38,242	—	1,665,093	2,288,656

Non-controlling interests in equity of consolidated subsidiaries	—	20,785	1,354	—	524	22,663

Total equity	1,484,513	624,299	361,975	—	(1,371,466)	1,099,321

Total liabilities and equity	$1,704,205	$989,928	$400,217	$—	$293,627	$3,387,977

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$445,566	$—	$—	$—	$56,702	$502,268
Europe	774,300	—	—	—	—	774,300
North America	208,190	702,393	269,680	—	117,782	1,298,045
South America	25,009	—	—	—	—	25,009
Total	$1,453,065	$702,393	$269,680	$—	$174,484	$2,599,622
20. EARNINGS PER SHARE AND EQUITY
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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Net loss from continuing operations	$(39,443)	$(25,209)	$(110,927)	$(45,328)
Net income from discontinued operations, net of income taxes	—	—	—	1,331
Net loss	(39,443)	(25,209)	(110,927)	(43,997)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(7,363)	(3,876)	(18,949)	(12,724)
Less: Dividends on preferred shares	6,791	4,625	17,967	13,243
Net loss attributable to shareholders	$(38,871)	$(25,958)	$(109,945)	$(44,516)
Weighted Average Common Shares Outstanding - Basic (1)	88,277,897	86,022,302	86,787,072	86,013,485
Weighted Average Common Shares Outstanding - Diluted (1)	88,277,897	86,022,302	86,787,072	86,013,485
Basic
Continuing operations	$(0.44)	$(0.30)	$(1.27)	$(0.53)
Discontinued operations	$—	$—	$—	$0.02
Diluted
Continuing operations	$(0.44)	$(0.30)	$(1.27)	$(0.53)
Discontinued operations	$—	$—	$—	$0.02
________________________________________________________
(1) Three and nine months ended September 30, 2021 and 2020 includes participating securities which can be converted into a fixed amount of our shares.
For the three months ended September 30, 2021 and 2020, 950,524 and 21,244 shares, respectively, and for the nine months ended September 30, 2021 and 2020, 940,254 and 504 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the nine months ended September 30, 2021, we issued 17,155 common shares to certain directors as compensation.
During the nine months ended September 30, 2021, certain holders of Class B Units (see Note 18) converted 279,678 Class B Units in exchange for 207,129 common shares.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Preferred Shares
In March 2021, in a public offering, we issued 4,200,000 shares of 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (“Series C Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $101.2 million. See Note 15 for information related to options issued to the Manager in connection with such offering.
Common Shares
In September 2021, we issued 12,000,000 common shares, par value $0.01 per share, at a price of $25.50 per share. We received net proceeds of $291.7 million after deducting underwriting discounts and offering expenses. The proceeds were used to repay a portion of the Bridge Loans (see Note 10). See Note 15 for information related to options issued to the Manager in connection with such offering.
21. COMMITMENTS AND CONTINGENCIES
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
We have also entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the nine months ended September 30, 2021. The $5.0 million payment was recorded as a payable and included in the cost of the asset acquisition.
Jefferson entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $10.2 million per year.
22. SUBSEQUENT EVENTS
In October 2021, the underwriters of our September 2021 equity offering exercised an option to purchase an additional 1,283,863 common shares, par value $0.01 per share, at a price of $25.50 per share.
Dividends
On October 28, 2021, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended September 30, 2021, payable on November 29, 2021 to the holders of record on November 15, 2021.
Additionally, on October 28, 2021, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively, payable on December 15, 2021 to the holders of record on December 1, 2021.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of September 30, 2021, we had total consolidated assets of $4.7 billion and total equity of $1.2 billion.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the outbreak of COVID-19 resulted in asset impairment charges and a decline in our equipment leasing revenues during the nine months ended September 30, 2021. A number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of September 30, 2021; however, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $134.4 million as of September 30, 2021. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Part II, Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through the following four reportable segments: (i) Aviation Leasing, which is within the Equipment Leasing Business, and (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets which were acquired in 2014. The Ports and Terminals segment consists of Repauno, acquired in 2016, a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities. Additionally, Ports and Terminals includes an equity method investment (“Long Ridge”), which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant under construction.
In July 2021, we acquired Transtar and it operates as a separate reportable segment. Transtar is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities. See Note 4 to the consolidated financial statements for additional information.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers and (iii) railroad assets which consist of equipment that support a railcar cleaning business.

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

Comparison of the three and nine months ended September 30, 2021 and 2020
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Revenues
Equipment leasing revenues
Lease income	$42,778	$40,440	$2,338	$125,907	$134,887	$(8,980)
Maintenance revenue	40,252	25,609	14,643	87,763	84,709	3,054
Finance lease income	439	591	(152)	1,285	1,433	(148)
Other revenue	15,705	3,159	12,546	22,397	15,053	7,344
Total equipment leasing revenues	99,174	69,799	29,375	237,352	236,082	1,270
Infrastructure revenues
Lease income	791	368	423	1,653	775	878
Rail revenues	24,182	—	24,182	24,182	—	24,182
Terminal services revenues	11,469	11,329	140	33,010	40,534	(7,524)
Crude marketing revenues	—	—	—	—	8,210	(8,210)
Other revenue	346	2,213	(1,867)	13,829	5,257	8,572
Total infrastructure revenues	36,788	13,910	22,878	72,674	54,776	17,898
Total revenues	135,962	83,709	52,253	310,026	290,858	19,168

Expenses
Operating expenses	52,793	23,128	29,665	108,973	81,144	27,829
General and administrative	4,422	4,241	181	12,329	13,292	(963)
Acquisition and transaction expenses	7,130	2,442	4,688	13,172	9,297	3,875
Management fees and incentive allocation to affiliate	3,845	4,591	(746)	11,948	14,113	(2,165)
Depreciation and amortization	53,368	42,626	10,742	145,274	126,543	18,731
Asset impairment	859	3,915	(3,056)	3,048	14,391	(11,343)
Interest expense	54,500	26,904	27,596	124,994	71,559	53,435
Total expenses	176,917	107,847	69,070	419,738	330,339	89,399

Other (expense) income
Equity in losses of unconsolidated entities	(4,082)	(2,501)	(1,581)	(9,860)	(5,445)	(4,415)
Gain (loss) on sale of assets, net	12,685	(1,114)	13,799	17,483	(2,165)	19,648
Loss on extinguishment of debt	—	—	—	(3,254)	(4,724)	1,470
Interest income	483	58	425	1,222	121	1,101
Other (expense) income	(8,068)	—	(8,068)	(8,771)	32	(8,803)
Total other income (expense)	1,018	(3,557)	4,575	(3,180)	(12,181)	9,001
Loss from continuing operations before income taxes	(39,937)	(27,695)	(12,242)	(112,892)	(51,662)	(61,230)
Benefit from income taxes	(494)	(2,486)	1,992	(1,965)	(6,334)	4,369
Net loss from continued operations	(39,443)	(25,209)	(14,234)	(110,927)	(45,328)	(65,599)
Net income from discontinued operations, net of income taxes	—	—	—	—	1,331	(1,331)
Net loss	(39,443)	(25,209)	(14,234)	(110,927)	(43,997)	(66,930)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(7,363)	(3,876)	(3,487)	(18,949)	(12,724)	(6,225)
Less: Dividends on preferred shares	6,791	4,625	2,166	17,967	13,243	4,724
Net loss attributable to shareholders	$(38,871)	$(25,958)	$(12,913)	$(109,945)	$(44,516)	$(65,429)

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders from continuing operations	$(38,871)	$(25,958)	$(12,913)	$(109,945)	$(45,847)	$(64,098)
Add: Benefit from income taxes	(494)	(2,486)	1,992	(1,965)	(6,334)	4,369
Add: Equity-based compensation expense	728	621	107	3,281	1,323	1,958
Add: Acquisition and transaction expenses	7,130	2,442	4,688	13,172	9,297	3,875
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	3,254	4,724	(1,470)
Add: Changes in fair value of non-hedge derivative instruments	4,594	—	4,594	(1,979)	181	(2,160)
Add: Asset impairment charges	859	3,915	(3,056)	3,048	14,391	(11,343)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	59,811	52,532	7,279	166,622	149,937	16,685
Add: Interest expense	54,500	26,904	27,596	124,994	71,559	53,435
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	7,470	120	7,350	9,861	(167)	10,028
Less: Equity in losses of unconsolidated entities	4,082	2,501	1,581	9,860	5,445	4,415
Less: Non-controlling share of Adjusted EBITDA (3)	(3,420)	(1,955)	(1,465)	(8,706)	(7,406)	(1,300)
Adjusted EBITDA (non-GAAP)	$96,389	$58,636	$37,753	$211,497	$197,103	$14,394
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2021 and 2020: (i) depreciation and amortization expense of $53,368 and $42,626, (ii) lease intangible amortization of $1,266 and $953 and (iii) amortization for lease incentives of $5,177 and $8,953, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) depreciation and amortization expense of $145,274 and $126,543, (ii) lease intangible amortization of $3,216 and $3,016 and (iii) amortization for lease incentives of $18,132 and $20,378, respectively.
(2) Includes the following items for the three months ended September 30, 2021 and 2020: (i) net loss of $(4,163) and $(2,590), (ii) interest expense of $300 and $367, (iii) depreciation and amortization expense of $3,009 and $1,389, (iv) acquisition and transaction expenses of $0 and $(79) and (v) changes in fair value of non-hedge derivative instruments of $8,324 and $1,033, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) net loss of $(10,336) and $(5,593), (ii) interest expense of $827 and $848, (iii) depreciation and amortization expense of $6,821 and $3,797, (iv) acquisition and transaction expenses of $0 and $533, (v) changes in fair value of non-hedge derivative instruments of $12,525 and $248 and (vi) asset impairment of $24 and $0, respectively.
(3) Includes the following items for the three months ended September 30, 2021 and 2020: (i) equity-based compensation of $130 and $97, (ii) provision for income taxes of $10 and $1, (iii) interest expense of $927 and $322, (iv) depreciation and amortization expense of $2,194 and $1,535 and (v) changes in fair value of non-hedge derivative instruments of $159 and $0, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) equity based compensation of $620 and $196, (ii) provision for income taxes of $36 and $44, (iii) interest expense of $1,940 and $1,553, (iv) depreciation and amortization expense of $6,177 and $4,583, (v) changes in fair value of non-hedge derivative instruments of $(67) and $38 and (vi) loss on extinguishment of debt of $0 and $992, respectively.
Revenues
Comparison of the three months ended September 30, 2021 and 2020
Total revenues increased $52.3 million primarily due to higher revenues of $24.5 million in the Transtar segment and $27.4 million in the Aviation Leasing segment.
Equipment Leasing
Maintenance revenue increased $14.6 million, primarily due to an increase in the number of engines placed on lease and higher aircraft and engine utilization.
Other revenue increased $12.5 million, which primarily reflects (i) an increase of $11.1 million in the Aviation Leasing segment primarily due to an increase in engine parts sales and higher end-of-lease redelivery compensation and (ii) an increase of $1.4 million in the offshore energy business which reflects higher victualling income on one of our vessels.
Lease income increased $2.3 million, primarily due to an increase in the number of aircraft and engines placed on lease, partially offset by an increase in aircraft redelivered.
Infrastructure
Rail revenues increased $24.2 million due to our acquisition of Transtar in July 2021.

Other revenue decreased $1.9 million, primarily due to a loss on butane forward purchase contracts at Repauno.
Comparison of the nine months ended September 30, 2021 and 2020
Total revenues increased $19.2 million, primarily due to higher revenues of $24.5 million in the Transtar segment, $8.4 million in the Ports and Terminals segment and $3.7 million in the Aviation Leasing segment, partially offset by lower revenues of $15.4 million in the Jefferson Terminal segment.
Equipment Leasing
Lease income decreased $9.0 million, primarily due to an increase in aircraft redelivered and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft and engines placed on lease.
Other revenue increased $7.3 million, primarily due to an increase in engine parts sales, partially offset by lower end-of-lease redelivery compensation and the settlement of an engine loss during the nine months ended September 30, 2020.
Maintenance revenue increased $3.1 million, primarily due to an increase in aircraft and engine utilization, partially offset by an increase in aircraft and engines redelivered and a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft.
Infrastructure
Rail revenues increased $24.2 million due to our acquisition of Transtar in July 2021.
Other revenue increased $8.6 million, primarily due to (i) a gain on butane forward purchase and sale contracts at Repauno and (ii) operations commencing at the LPG facility at Repauno.
Crude marketing revenues decreased $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019.
Terminal services revenues decreased $7.5 million which primarily reflects lower volumes at Jefferson Terminal due to lower global oil demand related to COVID-19.
Expenses
Comparison of the three months ended September 30, 2021 and 2020
Total expenses increased $69.1 million, primarily due to higher (i) interest expense, (ii) operating expenses, (iii) depreciation and amortization and (iv) acquisition and transaction expenses, partially offset by lower (v) asset impairment charges.
Interest expense increased $27.6 million, primarily due to:
•an increase of $25.0 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $892.7 million due to increases in (i) the Senior Notes due 2028 of $667.5 million, (ii) the Bridge Loans (as defined below in Liquidity and Capital Resources) of $433.3 million, (iii) the Senior Notes due 2025 of $406.8 million and (iv) the Revolving Credit Facility (as defined below in Liquidity and Capital Resources) of $83.3 million, partially offset by a decrease in (v) the Senior Notes due 2022 of $698.3 million, which was redeemed in full in May 2021.
•an increase of $2.6 million at Jefferson Terminal due to the issuance of the Series 2021 Bonds in August 2021 and EB-5 Loan Agreement which commenced in January 2021.
Operating expenses increased $29.7 million which primarily reflects:
•an increase in compensation and benefits of $8.9 million primarily due to the acquisition of Transtar in July 2021;
•an increase of $8.2 million in facility operating expense which primarily reflects (i) an increase of $3.2 million due to the acquisition of Transtar in July 2021, (ii) an increase of $2.6 million in the Aviation Leasing segment primarily due to shipping and storage costs and (iii) an increase of $1.3 million in the Jefferson Terminal segment primarily due to an increase in third-party services;
•an increase of $6.4 million in costs associated with the sale of inventory in the Aviation Leasing segment;
•an increase of $1.5 million in repairs and maintenance primarily due to (i) the acquisition of Transtar in July 2021 and (ii) increases in the Aviation Leasing segment and our offshore energy business; and
•an increase of $1.3 million in bad debt expense in the Aviation Leasing segment.
Depreciation and amortization increased $10.7 million primarily due to (i) the acquisition of Transtar in July 2021 and (ii) assets placed into service at Repauno and Jefferson Terminal.
Acquisition and transaction expenses increased $4.7 million primarily due to professional fees related to the acquisition of Transtar in July 2021.
Asset impairment decreased $3.1 million due to higher impairment charges in 2020 compared to 2021 in the Aviation Leasing segment.

Comparison of the nine months ended September 30, 2021 and 2020
Total expenses increased $89.4 million, primarily due to higher (i) interest expense, (ii) operating expenses and (iii) depreciation and amortization, partially offset by lower (iv) asset impairment charges.
Interest expense increased $53.4 million, primarily due to:
•an increase of $52.3 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $688.8 million primarily due to increases in (i) the Senior Notes due 2025 of $407.1 million, (ii) the Senior Notes due 2028 of $389.2 million, (iii) the Senior Notes due 2027 of $266.7 million, (iv) the Bridge Loans of $144.4 million and (v) the Revolving Credit Facility of $10.0 million, partially offset by a decrease in (vi) the Senior Notes due 2022 of $520.7 million, which was redeemed in full in May 2021.
•an increase of $1.3 million at Jefferson Terminal due to (i) the issuance of the Series 2021 Bonds in August 2021 and the EB-5 Loan Agreement which commenced in January 2021, partially offset by (ii) a debt refinancing in the first quarter of 2020 which lowered their average interest rate.
Operating expenses increased $27.8 million which primarily reflects:
•an increase of $10.7 million in compensation and benefits primarily due to (i) the acquisition of Transtar in July 2021 and (ii) increases at Repauno and our railcar cleaning business due to an increase in headcount;
•an increase of $7.0 million in facility operating expense which primarily reflects (i) an increase of $4.1 million in the Aviation Leasing segment primarily due to shipping and storage costs, (ii) an increase of $3.2 million due to the acquisition of Transtar in July 2021 and (iii) an increase of $1.1 million at Repauno primarily due to increased activity;
•an increase of $3.4 million in repairs and maintenance primarily due to (i) our offshore energy business and (ii) the acquisition of Transtar in July 2021; and
•an increase of $2.2 million in insurance costs in the Jefferson Terminal segment due to build out of new assets.
Depreciation and amortization increased $18.7 million primarily due to (i) assets placed into service at Repauno and Jefferson Terminal, (ii) the acquisition of Transtar in July 2021 and (iii) additional assets acquired in the Aviation Leasing segment.
Asset impairment decreased $11.3 million due to higher impairment charges in 2020 compared to 2021 in the Aviation Leasing segment.
Other income (expense)
Total other income increased $4.6 million during the three months ended September 30, 2021, which primarily reflects (i) an increase of $13.8 million in gain on sale of assets, net in the Aviation Leasing segment, partially offset by (ii) an increase of $8.1 million in other expense primarily due to (a) a write-off of an earn-out receivable at Long Ridge and (b) losses related to crude oil forward transactions at Jefferson Terminal and (iii) an increase of $1.6 million in equity in losses of unconsolidated entities primarily due to an unrealized loss on power swaps at Long Ridge.
Total other expense decreased $9.0 million during the nine months ended September 30, 2021, which primarily reflects (i) an increase of $19.6 million in gain on sale of assets, net in the Aviation Leasing segment, partially offset by (ii) an increase of $8.8 million in other expense primarily due to (a) a write-off of an earn-out receivable at Long Ridge and (b) losses related to crude oil forward transactions at Jefferson Terminal and (iii) an increase of $4.4 million in equity in losses in unconsolidated entities primarily due to an unrealized loss on power swaps at Long Ridge.
Net loss from continuing operations
Net loss from continuing operations increased $14.2 million and $65.6 million during the three and nine months ended September 30, 2021, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $37.8 million and $14.4 million during the three and nine months ended September 30, 2021, respectively, primarily due to the changes noted above.

Aviation Leasing Segment
As of September 30, 2021, in our Aviation Leasing segment, we own and manage 294 aviation assets, consisting of 90 commercial aircraft and 204 engines.
As of September 30, 2021, 77 of our commercial aircraft and 127 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 74% utilized during the three months ended September 30, 2021, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 36 months, and our engines currently on-lease have an average remaining lease term of 18 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2021	15	63	78
Purchases	—	24	24
Sales	(4)	—	(4)
Transfers	1	(9)	(8)
Assets at September 30, 2021	12	78	90

Engines
Assets at January 1, 2021	88	98	186
Purchases	8	36	44
Sales	(19)	(12)	(31)
Transfers	(2)	7	5
Assets at September 30, 2021	75	129	204

The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Equipment leasing revenues
Lease income	$40,392	$38,537	$1,855	$120,389	$127,983	$(7,594)
Maintenance revenue	40,252	25,609	14,643	87,763	84,709	3,054
Finance lease income	439	591	(152)	1,285	1,433	(148)
Other revenue	12,855	1,754	11,101	19,045	10,617	8,428
Total revenues	93,938	66,491	27,447	228,482	224,742	3,740

Expenses
Operating expenses	15,411	4,515	10,896	28,806	13,163	15,643
Acquisition and transaction expenses	858	2,060	(1,202)	2,890	6,845	(3,955)
Depreciation and amortization	34,288	33,014	1,274	100,583	97,848	2,735
Asset impairment	859	3,915	(3,056)	3,048	14,391	(11,343)
Total expenses	51,416	43,504	7,912	135,327	132,247	3,080

Other income (expense)
Equity in losses of unconsolidated entities	(369)	(247)	(122)	(1,050)	(1,432)	382
Gain (loss) on sale of assets, net	12,685	(1,114)	13,799	17,467	(2,158)	19,625
Interest income	339	41	298	963	70	893
Other expense	(1,680)	—	(1,680)	(1,680)	—	(1,680)
Total other income (expense)	10,975	(1,320)	12,295	15,700	(3,520)	19,220
Income before income taxes	53,497	21,667	31,830	108,855	88,975	19,880
Provision for (benefit from) income taxes	129	(1,873)	2,002	83	(5,255)	5,338
Net income	53,368	23,540	29,828	108,772	94,230	14,542
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders	$53,368	$23,540	$29,828	$108,772	$94,230	$14,542

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Net income attributable to shareholders	$53,368	$23,540	$29,828	$108,772	$94,230	$14,542
Add: Provision for (benefit from) income taxes	129	(1,873)	2,002	83	(5,255)	5,338
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	858	2,060	(1,202)	2,890	6,845	(3,955)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	859	3,915	(3,056)	3,048	14,391	(11,343)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	40,731	42,920	(2,189)	121,931	121,242	689
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(312)	(247)	(65)	(906)	(1,432)	526
Less: Equity in losses of unconsolidated entities	369	247	122	1,050	1,432	(382)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$96,002	$70,562	$25,440	$236,868	$231,453	$5,415
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2021 and 2020: (i) depreciation expense of $34,288 and $33,014, (ii) lease intangible amortization of $1,266 and $953 and (iii) amortization for lease incentives of $5,177 and $8,953, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) depreciation expense of $100,583 and $97,848, (ii) lease intangible amortization of $3,216 and $3,016 and (iii) amortization for lease incentives of $18,132 and $20,378, respectively.
(2) Includes the following items for the three months ended September 30, 2021 and 2020: (i) net loss of $(369) and $(247) and (ii) depreciation and amortization of $57 and $0, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) net loss of $(1,050) and $(1,432) and (ii) depreciation and amortization of $144 and $0, respectively.
Revenues
Comparison of the three months ended September 30, 2021 and 2020
Total revenue increased $27.4 million driven by higher maintenance revenue, other revenue and lease income.
•Maintenance revenue increased $14.6 million primarily due to an increase in the number of engines placed on lease and higher aircraft and engine utilization.
•Other revenue increased $11.1 million primarily due to an increase in engine parts sales and higher end-of-lease redelivery compensation.
•Lease income increased $1.9 million primarily due to an increase in the number of aircraft and engines placed on lease, partially offset by an increase in aircraft redelivered.
Comparison of the nine months ended September 30, 2021 and 2020
Total revenue increased $3.7 million driven by higher other revenue and maintenance revenue, partially offset by lower lease income.
•Other revenue increased $8.4 million primarily due to an increase in engine parts sales, partially offset by lower end-of-lease redelivery compensation and the settlement of an engine loss during the nine months ended September 30, 2020.
•Maintenance revenue increased $3.1 million primarily due to an increase in aircraft and engine utilization, partially offset by an increase in aircraft and engines redelivered and a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft.
•Lease income decreased $7.6 million primarily due to an increase in aircraft redelivered and an increase in the number of customers placed on non-accrual status, partially offset by an increase in the number of aircraft and engines placed on lease.

Expenses
Comparison of the three months ended September 30, 2021 and 2020
Total expenses increased $7.9 million primarily due to an increase in operating expenses and depreciation and amortization expense, partially offset by a decrease in asset impairment and acquisition and transaction expenses.
•Operating expenses increased $10.9 million primarily as a result of an increase in costs associated with the sale of engine parts, shipping and storage fees, bad debt expense and other operating expenses.
•Depreciation and amortization expense increased $1.3 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Asset impairment decreased $3.1 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation. See Note 5 to the consolidated financial statements for additional information.
•Acquisition and transaction expense decreased $1.2 million driven by lower compensation and related costs associated with the acquisition of aviation leasing equipment.
Comparison of the nine months ended September 30, 2021 and 2020
Total expenses increased $3.1 million primarily due to an increase in operating expenses and depreciation and amortization expense, partially offset by a decrease in asset impairment and acquisition and transaction expenses.
•Operating expenses increased $15.6 million primarily as a result of an increase in costs associated with the sale of engine parts, shipping and storage fees and other operating expense.
•Depreciation and amortization expense increased $2.7 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Asset impairment decreased $11.3 million for the adjustment of the carrying value of leasing equipment to fair value, net of redelivery compensation. See Note 5 to the consolidated financial statements for additional information.
•Acquisition and transaction expense decreased $4.0 million driven by lower compensation and related costs associated with the acquisition of aviation leasing equipment.
Other income (expense)
Total other income increased $12.3 million during the three months ended September 30, 2021, primarily due to an increase of $13.8 million in gain on the sale of leasing equipment in 2021 and an increase of $0.3 million in interest income, partially offset by an increase of $1.7 million in other expenses and an increase of $0.1 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss.
Total other income increased $19.2 million during the nine months ended September 30, 2021, primarily due to an increase of $19.6 million in gain on the sale of leasing equipment in 2021, an increase of $0.9 million in interest income and a decrease of $0.4 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss, partially offset by an increase of $1.7 million in other expenses.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $25.4 million and $5.4 million during the three and nine months ended September 30, 2021, respectively, primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Infrastructure revenues
Lease income	$433	$368	$65	$1,295	$775	$520
Terminal services revenues	11,469	11,329	140	32,853	40,534	(7,681)
Crude marketing revenues	—	—	—	—	8,210	(8,210)
Total revenues	11,902	11,697	205	34,148	49,519	(15,371)

Expenses
Operating expenses	12,441	9,661	2,780	35,939	43,894	(7,955)
Depreciation and amortization	9,405	7,250	2,155	26,438	21,636	4,802
Interest expense	4,080	1,487	2,593	8,496	7,225	1,271
Total expenses	25,926	18,398	7,528	70,873	72,755	(1,882)

Other (expense) income
Loss on sale of assets, net	—	—	—	—	(7)	7
Loss on extinguishment of debt	—	—	—	—	(4,724)	4,724
Interest income	—	—	—	—	22	(22)
Other (expense) income	(2,090)	—	(2,090)	(2,795)	32	(2,827)
Total other expense	(2,090)	—	(2,090)	(2,795)	(4,677)	1,882
Loss before income taxes	(16,114)	(6,701)	(9,413)	(39,520)	(27,913)	(11,607)
Provision for income taxes	47	3	44	163	212	(49)
Net loss	(16,161)	(6,704)	(9,457)	(39,683)	(28,125)	(11,558)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(7,189)	(3,809)	(3,380)	(18,743)	(12,490)	(6,253)
Net loss attributable to shareholders	$(8,972)	$(2,895)	$(6,077)	$(20,940)	$(15,635)	$(5,305)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders	$(8,972)	$(2,895)	$(6,077)	$(20,940)	$(15,635)	$(5,305)
Add: Provision for income taxes	47	3	44	163	212	(49)
Add: Equity-based compensation expense	553	428	125	2,664	857	1,807
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	4,724	(4,724)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	181	(181)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	9,405	7,250	2,155	26,438	21,636	4,802
Add: Interest expense	4,080	1,487	2,593	8,496	7,225	1,271
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(3,167)	(1,925)	(1,242)	(8,492)	(7,315)	(1,177)
Adjusted EBITDA (non-GAAP)	$1,946	$4,348	$(2,402)	$8,329	$11,885	$(3,556)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2021 and 2020: (i) equity-based compensation of $124 and $90, (ii) provision for income taxes of $10 and $1, (iii) interest expense of $918 and $312 and (iv) depreciation and amortization expense of $2,115 and $1,522, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) equity-based compensation of $599 and $180, (ii) provision for income taxes of $36 and $44, (iii) interest expense of $1,911 and $1,517, (iv) changes in fair value of non-hedge derivative instruments of $0 and $38, (v) depreciation and amortization expense of $5,946 and $4,544 and (vi) loss on extinguishment of debt of $0 and $992, respectively.
Revenues
Total revenues decreased $15.4 million during the nine months ended September 30, 2021, primarily due to decreases in (i) crude marketing revenues of $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) terminal services revenue of $7.7 million which primarily reflects lower volumes due to lower global oil demand related to COVID-19.
Expenses
Total expenses increased $7.5 million during the three months ended September 30, 2021, which reflects:
•an increase in interest expense of $2.6 million due to the issuance of the Series 2021 Bonds in August 2021 and EB-5 Loan Agreement which commenced in January 2021;
•an increase in operating expenses of $2.8 million primarily due to increases in (i) facility operations expense of $1.3 million due to an increase in third-party services, (ii) insurance expense of $0.8 million due to build out of new assets and (iii) compensation and benefits of $0.6 million due to increased headcount; and
•an increase in depreciation and amortization of $2.2 million due to additional assets being placed into service.
Total expenses decreased $1.9 million during the nine months ended September 30, 2021, which reflects:
•a decrease in operating expenses of $8.0 million, primarily due to (i) Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) an increase in facility operations expense;
•an increase in depreciation and amortization of $4.8 million due to additional assets being placed into service; and
•an increase in interest expense of $1.3 million due to (i) the issuance of the Series 2021 Bonds in August 2021 and the EB-5 Loan Agreement which commenced in January 2021, partially offset by (ii) a debt refinancing in the first quarter of 2020 which lowered their average interest rate.
Other expense
Total other expense increased $2.1 million during the three months ended September 30, 2021, primarily due to losses related to crude oil forward transactions.

Total other expense decreased $1.9 million during the nine months ended September 30, 2021, which primarily reflects a loss on extinguishment of debt of $4.7 million in 2020, partially offset by losses related to crude oil forward transactions.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.4 million and $3.6 million during the three and nine months ended September 30, 2021, respectively, primarily due to the changes noted above.
Ports and Terminals
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Infrastructure revenues
Terminal services revenues	$—	$—	$—	$157	$—	$157
Other revenue	(458)	1,242	(1,700)	9,825	1,556	8,269
Total revenues	(458)	1,242	(1,700)	9,982	1,556	8,426

Expenses
Operating expenses	5,272	2,704	2,568	12,202	6,579	5,623
Acquisition and transaction expenses	—	20	(20)	—	821	(821)
Depreciation and amortization	2,299	368	1,931	6,726	1,122	5,604
Interest expense	283	298	(15)	857	1,045	(188)
Total expenses	7,854	3,390	4,464	19,785	9,567	10,218

Other (expense) income
Equity in losses of unconsolidated entities	(3,789)	(2,285)	(1,504)	(9,262)	(3,961)	(5,301)
Gain on sale of equipment, net	—	—	—	16	—	16
Interest income	145	—	145	236	—	236
Other expense	(4,100)	—	(4,100)	(4,100)	—	(4,100)
Total other expense	(7,744)	(2,285)	(5,459)	(13,110)	(3,961)	(9,149)
Loss before income taxes	(16,056)	(4,433)	(11,623)	(22,913)	(11,972)	(10,941)
Benefit from income taxes	(1,798)	(656)	(1,142)	(3,265)	(1,534)	(1,731)
Net loss	(14,258)	(3,777)	(10,481)	(19,648)	(10,438)	(9,210)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(174)	(67)	(107)	(206)	(234)	28
Net loss attributable to shareholders	$(14,084)	$(3,710)	$(10,374)	$(19,442)	$(10,204)	$(9,238)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders	$(14,084)	$(3,710)	$(10,374)	$(19,442)	$(10,204)	$(9,238)
Add: Benefit from income taxes	(1,798)	(656)	(1,142)	(3,265)	(1,534)	(1,731)
Add: Equity-based compensation expense	175	193	(18)	617	466	151
Add: Acquisition and transaction expenses	—	20	(20)	—	821	(821)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	4,594	—	4,594	(1,979)	—	(1,979)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,299	368	1,931	6,726	1,122	5,604
Add: Interest expense	283	298	(15)	857	1,045	(188)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	7,761	395	7,366	10,712	1,376	9,336
Less: Equity in losses of unconsolidated entities	3,789	2,285	1,504	9,262	3,961	5,301
Less: Non-controlling share of Adjusted EBITDA (2)	(253)	(30)	(223)	(214)	(91)	(123)
Adjusted EBITDA (non-GAAP)	$2,766	$(837)	$3,603	$3,274	$(3,038)	$6,312
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2021 and 2020: (i) net loss of $(3,789) and $(2,285), (ii) interest expense of $274 and $337, (iii) depreciation and amortization expense of $2,952 and $1,389, (iv) acquisition and transaction expenses of $0 and $(79) and (v) changes in fair value of non-hedge derivative instruments of $8,324 and $1,033, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) net loss of $(9,262) and $(3,961), (ii) interest expense of $748 and $759, (iii) depreciation and amortization expense of $6,677 and $3,797, (iv) acquisition and transaction expenses of $0 and $533, (v) changes in fair value of non-hedge derivative instruments of $12,525 and $248 and (vi) asset impairment of $24 and $0, respectively.
(2) Includes the following items for the three months ended September 30, 2021 and 2020: (i) equity-based compensation of $6 and $7, (ii) interest expense of $9 and $10, (iii) depreciation and amortization expense of $79 and $13 and (iv) changes in fair value of non-hedge derivative instruments of $159 and $0, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) equity-based compensation of $21 and $16, (ii) interest expense of $29 and $36, (iii) depreciation and amortization expense of $231 and $39 and (iv) changes in fair value of non-hedge derivative instruments of $(67) and $0, respectively.
Revenues
Total revenue decreased $1.7 million during the three months ended September 30, 2021, primarily due to a loss on butane forward purchase contracts at Repauno.
Total revenue increased $8.4 million during the nine months ended September 30, 2021, primarily due to (i) a gain on butane forward purchase and sale contracts at Repauno and (ii) operations commencing at the LPG facility at Repauno.
Expenses
Total expenses increased $4.5 million during the three months ended September 30, 2021 which reflects (i) higher operating expenses of $2.6 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $1.9 million due to operations commencing at the LPG facility and additional assets placed into service at Repauno.
Total expenses increased $10.2 million during the nine months ended September 30, 2021 which reflects (i) higher operating expenses of $5.6 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $5.6 million due to operations commencing at the LPG facility and additional assets placed into service at Repauno, partially offset by (iii) lower acquisition and transaction expense of $0.8 million at Long Ridge due to lower professional fees.
Other expense
Total other expense increased $5.5 million and $9.1 million during the three and nine months ended September 30, 2021, respectively, which reflects an increase in other expense and equity in losses in unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.6 million and $6.3 million during the three and nine months ended September 30, 2021, respectively, primarily due to the changes noted above.

Transtar
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Infrastructure revenues
Lease income	$358	$—	$358	$358	$—	$358
Rail revenues	24,182	—	24,182	24,182	—	24,182
Total revenues	24,540	—	24,540	24,540	—	24,540

Expenses
Operating expenses	12,877	—	12,877	12,877	—	12,877
Acquisition and transaction expenses	851	—	851	851	—	851
Depreciation and amortization	5,270	—	5,270	5,270	—	5,270
Interest expense	37	—	37	37	—	37
Total expenses	19,035	—	19,035	19,035	—	19,035

Other expense
Other expense	(197)	—	(197)	(197)	—	(197)
Total other expense	(197)	—	(197)	(197)	—	(197)
Income before income taxes	5,308	—	5,308	5,308	—	5,308
Provision for income taxes	1,128	—	1,128	1,128	—	1,128
Net income	4,180	—	4,180	4,180	—	4,180
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders	$4,180	$—	$4,180	$4,180	$—	$4,180
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Net income attributable to shareholders	$4,180	$—	$4,180	$4,180	$—	$4,180
Add: Provision for income taxes	1,128	—	1,128	1,128	—	1,128
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	851	—	851	851	—	851
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	5,270	—	5,270	5,270	—	5,270
Add: Interest expense	37	—	37	37	—	37
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$11,466	$—	$11,466	$11,466	$—	$11,466

All variances during the three and nine months ended September 30, 2021 reflect our acquisition of Transtar in July 2021.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Revenues
Equipment leasing revenues
Lease income	$2,386	$1,903	$483	$5,518	$6,904	$(1,386)
Other revenue	2,850	1,405	1,445	3,352	4,436	(1,084)
Total equipment leasing revenues	5,236	3,308	1,928	8,870	11,340	(2,470)
Infrastructure revenues
Other revenue	804	971	(167)	4,004	3,701	303
Total infrastructure revenues	804	971	(167)	4,004	3,701	303
Total revenues	6,040	4,279	1,761	12,874	15,041	(2,167)

Expenses
Operating expenses	6,792	6,248	544	19,149	17,508	1,641
General and administrative	4,422	4,241	181	12,329	13,292	(963)
Acquisition and transaction expenses	5,421	362	5,059	9,431	1,631	7,800
Management fees and incentive allocation to affiliate	3,845	4,591	(746)	11,948	14,113	(2,165)
Depreciation and amortization	2,106	1,994	112	6,257	5,937	320
Interest expense	50,100	25,119	24,981	115,604	63,289	52,315
Total expenses	72,686	42,555	30,131	174,718	115,770	58,948

Other (expense) income
Equity in earnings (losses) of unconsolidated entities	76	31	45	452	(52)	504
Loss on extinguishment of debt	—	—	—	(3,254)	—	(3,254)
Interest income	(1)	17	(18)	23	29	(6)
Other (expense) income	(1)	—	(1)	1	—	1
Total other income (expense)	74	48	26	(2,778)	(23)	(2,755)
Loss before income taxes	(66,572)	(38,228)	(28,344)	(164,622)	(100,752)	(63,870)
Provision for (benefit from) income taxes	—	40	(40)	(74)	243	(317)
Net loss	(66,572)	(38,268)	(28,304)	(164,548)	(100,995)	(63,553)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Less: Dividends on preferred shares	6,791	4,625	2,166	17,967	13,243	4,724
Net loss attributable to shareholders	$(73,363)	$(42,893)	$(30,470)	$(182,515)	$(114,238)	$(68,277)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Net loss attributable to shareholders	$(73,363)	$(42,893)	$(30,470)	$(182,515)	$(114,238)	$(68,277)
Add: Provision for (benefit from) income taxes	—	40	(40)	(74)	243	(317)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	5,421	362	5,059	9,431	1,631	7,800
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	3,254	—	3,254
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,106	1,994	112	6,257	5,937	320
Add: Interest expense	50,100	25,119	24,981	115,604	63,289	52,315
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	21	(28)	49	55	(111)	166
Less: Equity in (earnings) losses of unconsolidated entities	(76)	(31)	(45)	(452)	52	(504)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(15,791)	$(15,437)	$(354)	$(48,440)	$(43,197)	$(5,243)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2021 and 2020: (i) net loss of $(5) and $(58) and (ii) interest expense of $26 and $30, respectively. Includes the following items for the nine months ended September 30, 2021 and 2020: (i) net loss of $(24) and $(200) and (ii) interest expense of $79 and $89, respectively.
Revenues
Total revenues increased $1.8 million during the three months ended September 30, 2021, primarily due to an increase of $1.9 million in the offshore energy business which reflects higher victualling income on one of our vessels.
Total revenues decreased $2.2 million during the nine months ended September 30, 2021, primarily due to a decrease of $2.5 million in the offshore energy business as one of our vessels was on hire longer in 2020 compared to 2021.
Expenses
Comparison of the three months ended September 30, 2021 and 2020
Total expenses increased $30.1 million primarily due to higher (i) interest expense and (ii) acquisition and transaction expenses.
Interest expense increased $25.0 million, which reflects an increase in the average outstanding debt of approximately $892.7 million due to increases in (i) the Senior Notes due 2028 of $667.5 million, (ii) the Bridge Loans (as defined in Note 8) of $433.3 million, (iii) the Senior Notes due 2025 of $406.8 million and (iv) the Revolving Credit Facility (as defined below in Liquidity and Capital Resources) of $83.3 million, partially offset by a decrease in (v) the Senior Notes due 2022 of $698.3 million, which was redeemed in full in May 2021.
Acquisition and transaction expense increased $5.1 million, primarily due to professional fees related to the acquisition of Transtar in July 2021.
Comparison of the nine months ended September 30, 2021 and 2020
Total expenses increased $58.9 million primarily due to higher (i) interest expense and (ii) acquisition and transaction expense, partially offset by lower (iii) management fees and incentive allocation to affiliate.
Interest expense increased $52.3 million, which reflects an increase in the average outstanding debt of approximately $688.8 million primarily due to increases in (i) the Senior Notes due 2025 of $407.1 million, (ii) the Senior Notes due 2028 of $389.2 million, (iii) the Senior Notes due 2027 of $266.7 million, (iv) the Bridge Loans of $144.4 million and (v) the Revolving Credit Facility of $10.0 million, partially offset by a decrease in (vi) the Senior Notes due 2022 of $520.7 million, which was redeemed in full in May 2021.
Acquisition and transaction expense increased $7.8 million, primarily due to professional fees related to the acquisition of Transtar in July 2021.

Management fees and incentive allocation to affiliate decreased $2.2 million, which reflects a decrease in the base management fee as our average total equity is lower in 2021 compared to 2020.
Other expense
Total other expense increased $2.8 million during the nine months ended September 30, 2021, primarily due to (i) a loss on extinguishment of debt of $3.3 million related to the redemption of the Senior Notes due 2022 in May 2021, partially offset by (ii) an increase of $0.5 million in equity in earnings of unconsolidated entities.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.4 million and $5.2 million during the three and nine months ended September 30, 2021, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
In April 2021, we issued $500 million aggregate principal amount of senior unsecured notes due 2028 (see Note 10 to the consolidated financial statements). On May 7, 2021, we used a portion of the net proceeds to redeem in full the Senior Notes due 2022, which totaled $400 million aggregate principal plus accrued and unpaid interest.
In July 2021, we entered into a senior unsecured bridge term loan facility (the “Bridge Loans”) in an aggregate principal amount of $650 million in order to finance the acquisition of Transtar, which closed on July 28, 2021. We issued new equity and debt in September 2021, as described below, and repaid in full the Bridge Loans.
In August 2021, Jefferson issued $425 million aggregate principal amount of Series 2021 Bonds (see Note 10 to the consolidated financial statements). Jefferson used a portion of the net proceeds from the Series 2021 Bonds to repay certain indebtedness, and intend to use a portion of the net proceeds to pay for or reimburse the cost of development, construction and acquisition of certain facilities.
In September 2021, we issued 12,000,000 common shares and received net proceeds of approximately $291.7 million after deducting underwriting discounts and offering expenses (see Note 20 to the consolidated financial statements). The proceeds were used to repay a portion of the Bridge Loans. Additionally, in October 2021, the underwriters exercised an option to purchase an additional 1,283,863 common shares and we received net proceeds of approximately $31 million.
In September 2021, we issued an additional $500 million aggregate principal amount of the Senior Notes due 2028 (see Note 10 to the consolidated financial statements). We used a portion of the net proceeds to repay in full the Bridge Loans.
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
•Cash used for the purpose of making investments was $484.7 million and $470.3 million during the nine months ended September 30, 2021 and 2020, respectively.
•Cash used for the acquisition of a business, net of cash acquired was $627.4 million during the nine months ended September 30, 2021.
•Dividends to shareholders and holders of eligible participating securities were $103.2 million and $98.4 million during the nine months ended September 30, 2021 and 2020, respectively.
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
•Cash flows provided from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $4.1 million and $60.5 million during the nine months ended September 30, 2021 and 2020, respectively.
•During the nine months ended September 30, 2021, additional borrowings were obtained in connection with the (i) Senior Notes due 2028 of $1,002.5 million, (ii) Bridge Loans of $650.0 million, (iii) Revolving Credit Facility of $450.0 million, (iv) Series 2021 Bonds of $425.0 million and (v) EB-5 Loan Agreement of $26.1 million. We made total principal repayments of $1,452.7 million relating to the Bridge Loans, Senior Notes due 2022 and Revolving Credit Facility. During the nine months ended September 30, 2020, additional borrowings were obtained in connection with the (i) 2027 Notes of $400.0 million, (ii) Series 2020 Bonds of $264.0 million and (iii) Revolving Credit Facility of $220.0 million. We made total principal repayments of $496.0 million relating to the Revolving Credit Facility, Series 2016 Bonds, Series 2012 Bonds, Jefferson Revolver and FTAI Pride Credit Agreement.
•Proceeds from the sale of assets were $78.5 million and $53.7 million during the nine months ended September 30, 2021 and 2020, respectively.
•Proceeds from the issuance of common shares, net of underwriter’s discount and issuance costs were $291.8 million during the nine months ended September 30, 2021.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $101.2 million and $20.2 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Historical Cash Flow
Comparison of the nine months ended September 30, 2021 and 2020
The following table compares the historical cash flow for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flow Data:
Net cash (used in) provided by operating activities	$(20,708)	$28,393
Net cash used in investing activities	(1,030,280)	(407,193)
Net cash provided by financing activities	1,349,020	299,689
Net cash used in operating activities increased $49.1 million, which primarily reflects (i) an increase in our net loss of $66.9 million primarily due to higher interest expense and operating expenses and (ii) changes in working capital of $31.5 million.
Net cash used in investing activities increased $623.1 million, primarily due to (i) our acquisition of Transtar, (ii) an increase in investments in unconsolidated entities of $50.1 million, (iii) an increase in acquisitions of leasing equipment of $46.7 million, partially offset by (iv) a decrease in acquisitions of property, plant and equipment of $100.3 million and (v) lower proceeds from the sale of leasing equipment of $24.8 million.
Net cash provided by financing activities increased $1,049.3 million, primarily due to (i) an increase in proceeds from debt of $1,669.6 million, (ii) an increase in proceeds from the issuance of common shares of $291.8 million and (iii) an increase in proceeds from the issuance of preferred shares of $81.0 million, partially offset by (iv) an increase in repayments of debt of $956.7 million.
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

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net Cash (Used in) Provided by Operating Activities	$(20,708)	$28,393
Add: Principal Collections on Finance Leases	1,707	7,001
Add: Proceeds from Sale of Assets	78,463	53,707
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	—	—
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	62,637	94,101
Funds Available for Distribution (FAD)	$122,099	$183,202
________________________________________________________
(1) Required payments on debt obligations for the nine months ended September 30, 2021 exclude repayments of $650,000 for the Bridge Loans, $400,000 for the Revolving Credit Facility and $402,704 for the Senior Notes due 2022 and for the nine months ended September 30, 2020 exclude repayments of $220,000 for the Revolving Credit Facility, $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement.
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
Debt Obligations
Refer to Note 10 of the Consolidated Financial Statements for additional information.

Contractual Obligations
The following table summarizes our future obligations, by period due, as of September 30, 2021, under our various contractual obligations and commitments. We had no off-balance sheet arrangements as of September 30, 2021.

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Series 2020 Bonds	$—	$—	$—	$—	$79,060	$184,920	$263,980
Series 2021 Bonds	—	—	—	—	—	425,000	425,000
DRP Revolver	25,000	—	—	—	—	—	25,000
EB-5 Loan Agreement	—	—	—	—	—	26,100	26,100
Revolving Credit Facility	—	50,000	—	—	—	—	50,000
Senior Notes due 2025	—	—	—	—	850,000	—	850,000
Senior Notes due 2027	—	—	—	—	—	400,000	400,000
Senior Notes due 2028	—	—	—	—	—	1,000,000	1,000,000
Total principal payments on loans and bonds payable	25,000	50,000	—	—	929,060	2,036,020	3,040,080

Total estimated interest payments (1)	37,651	175,427	174,894	177,186	162,275	441,064	1,168,497
Third-party obligations (2)	2,576	10,220	3,220	—	—	—	16,016
Operating lease obligations	4,224	9,589	7,875	6,901	6,677	148,455	183,721
Capital lease obligations	223	890	763	237	21	—	2,134
	44,674	196,126	186,752	184,324	168,973	589,519	1,370,368
Total contractual obligations	$69,674	$246,126	$186,752	$184,324	$1,098,033	$2,625,539	$4,410,448
________________________________________________________
(1) Estimated interest rates as of September 30, 2021.
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
Application of Critical Accounting Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal. The carrying amount of goodwill was approximately $239.9 million and $122.7 million as of September 30, 2021 and December 31, 2020. The increase in goodwill was due to our acquisition of Transtar in July 2021.
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
As of September 30, 2021, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.2 million or an immaterial decrease in interest expense over the next 12 months.
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
Internal Control over Financial Reporting
On July 28, 2021, we completed the acquisition of Transtar. Our management is in the process of reviewing the operations of Transtar, and implementing our internal control structure over the operations of the recently acquired entity; however, we will elect to exclude Transtar when conducting our annual evaluation of the effectiveness of internal controls over financial reporting, as permitted by applicable regulations.
Except for the preceding changes, there have not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2021, we had $75.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.
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
On July 28, 2021, we completed our previously announced acquisition of 100% of the equity interests of Transtar (the “Transtar Acquisition”), a wholly-owned short-line railroad subsidiary of United States Steel Corporation (the “Seller”). Transtar is comprised of five short-line freight railroads and one switching company, including two that connect to Seller’s largest production facilities in North America: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; Union Railroad Company LLC, Pennsylvania; Fairfield Southern Company Inc., Alabama (switching company); Delray Connecting Railroad Company, Michigan; and the Texas & Northern Railroad Company, Texas. We are subject to certain risks relating to the Transtar Acquisition, which could have a material adverse effect on our business, results of operations and financial condition. Such risks may include, but are not limited to:
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
Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager intends to engage in additional transportation and infrastructure related management and other investment opportunities in the future, including, but not limited to, a potential spin-off of our infrastructure business, which may compete with us for investments or result in a change in our current investment strategy. In addition, our operating agreement provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of FTAI and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
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
Our asset acquisition strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets we target and our ability to finance such assets on a short or long-term basis. As part of our continuing efforts to provide value to our shareholders, we are currently considering a spin-off of our infrastructure business from the remainder of our asset portfolio. Our board has not formally evaluated any such transaction, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of our common shares, and could adversely affect the price of our common shares and our liquidity. As part of our continuing efforts to provide value to our shareholders, we are currently considering a spin-off of our infrastructure business from the remainder of our asset portfolio. Our board has not formally evaluated any such transaction, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of our common shares, and could adversely affect the price of our common shares and our liquidity. Opportunities that present unattractive risk-return profiles relative to other available opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the assets we target. Decisions to make acquisitions in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce or eliminate our ability to pay dividends on our common shares or have adverse effects on our liquidity or financial condition. A change in our asset acquisition strategy may also increase our exposure to interest rate, foreign currency or credit market fluctuations. In addition, a change in our asset acquisition strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

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
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. Since 2015, we granted our Manager an option to acquire 3,774,624 common shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.

Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of September 30, 2021, rights relating to 3,609,356 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 19, 2019, by and among Soo Line Corporation, Black Bear Acquisition LLC, Railroad Acquisition Holdings LLC and Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed January 6, 2020).
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
3.2	Fourth Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of March 25, 2021 (incorporated by reference to Exhibit 3.2 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
3.4	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares, dated as of November 27, 2019 (included as part of Exhibit 3.2).
3.5	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares, dated as of March 25, 2021 (included as part of Exhibit 3.2).
4.1	Indenture, dated March 15, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 15, 2017).
4.2	Form of global note representing the Company’s 6.75% senior unsecured notes due 2022 (included in Exhibit 4.1).
4.3	First Supplemental Indenture, dated June 8, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed on March 1, 2018).
4.4	Second Supplemental Indenture, dated August 23, 2017, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2017).
4.5	Third Supplemental Indenture, dated December 20, 2017, between Fortress Transportation and Infrastructure LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 2017).
4.6	Fourth Supplemental Indenture, dated May 31, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed May 31, 2018).
4.7	Fifth Supplemental Indenture, dated February 8, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.75% senior unsecured notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 8, 2019).
4.8	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
4.9	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
4.10	First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
4.11	Second Supplemental Indenture, dated December 23, 2020, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
4.12	Indenture, dated April 12, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-K, filed April 12, 2021).
4.13	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.12).
4.14	First Supplemental Indenture, dated as of September 24, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
4.15	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
4.16	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
4.17	Form of certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
4.18	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K, filed February 28, 2020).
10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

	Exhibit No.	Description
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
	10.6	Credit Agreement, dated June 16, 2017, among Fortress Transportation and Infrastructure Investors LLC, as Borrower, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2017).
	10.7	Credit Agreement Amendment No. 1, dated as of August 2, 2018, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2018).
	10.8	Credit Agreement Amendment No. 2 dated as of February 8, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 11, 2019).
	10.9	Credit Agreement Amendment No. 3 dated as of August 6, 2019, among Fortress Transportation and Infrastructure Investors LLC, as borrower, Fortress Worldwide Transportation and Infrastructure General Partnership, as grantor, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as lenders and issuing banks, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 9, 2019).
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

	Exhibit No.	Description
10.21
Credit Agreement, dated July 28, 2021, among Fortress Transportation and Infrastructure Investors LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2021).

10.22
Railway Services Agreement, dated July 28, 2021, by and among United States Steel Corporation, Transtar, LLC, Delray Connecting Railroad Company, Fairfield Southern Company, Inc., Gary Railway Company, Lake Terminal Railroad Company, Texas & Northern Railroad Company and Union Railroad Company, LLC (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2021).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	October 29, 2021
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	October 29, 2021
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	October 29, 2021
Eun Nam
Chief Accounting Officer