Form 10-K
period 2021-12-31
Fortress Transportation & Infrastructure Investors LLC
filed 2022-02-28
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting common equity of Fortress Transportation and Infrastructure Investors LLC held by non-affiliates as of the close of business as of June 30, 2021 was approximately $2.8 billion.
There were 99,188,696 common shares representing limited liability company interests outstanding at February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2022 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2021, we had total consolidated assets of $4.9 billion and total equity of $1.1 billion.
As of December 31, 2021, our operations consist of two primary strategic business units — Infrastructure and Equipment Leasing. Our Infrastructure Business acquires long-lived assets that provide mission-critical services or functions to transportation networks and typically have high barriers to entry. We target or develop operating businesses with strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. Our Equipment Leasing Business acquires assets that are designed to carry cargo or people. Transportation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and include structural protections to mitigate credit risk.

The charts below illustrate our existing assets, and our equity deployed in acquiring these assets separated by reporting segment as of December 31, 2021:

## Percentage of Total Assets by Reportable Segment

Corporate and Other:8.2%
Transtar:15.7%
Aviation Leasing:43.2%
Ports and Terminals:6.5%
Jefferson Terminal:26.4%

Percentage of Total Equity by Reportable Segment

Transtar:20.0%
Ports and Terminals:8.1%
Jefferson Terminal:14.2%
Aviation Leasing:57.7%

Note:
•Jefferson Terminal, Ports and Terminals and Transtar are included in our Infrastructure Business; Aviation Leasing is included in our Equipment Leasing Business.

Proposed Spin Off
In the fourth quarter of 2021, the Company announced that it intends to spin off its infrastructure business as a separate publicly traded entity. The infrastructure business is expected to be spun out in an entity taxed as a corporation for U.S. federal income tax purposes and will hold, among other things, the Jefferson, Repauno, Long Ridge and Transtar assets, and will retain all related project-level debt of those entities. The infrastructure entity intends to remit to FTAI approximately $800 million in cash as part of the separation. FTAI is expected to retain the aviation business and certain other assets and FTAI's outstanding corporate indebtedness, other than any indebtedness that may be paid off in connection with the transaction. The spin off transaction is expected to be completed during the second quarter of 2022. The spin off transaction remains subject to approval by FTAI's board of directors and may not be completed on the terms described above or at all.
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
Within each sector, we consider investments in operating infrastructure as well as in equipment that we lease to operators. We believe that as owners of both infrastructure and equipment assets, we have access to more opportunities and can be a more attractive counterparty to the users of our assets. Our Manager has significant prior experience in all of our target sectors, as well as a network of industry relationships, that we believe positions us well to make successful acquisitions and to actively manage and improve operations and cash flows of our existing and newly-acquired assets. These relationships include senior executives at lessors and operators, end users of transportation and infrastructure assets, as well as banks, lenders and other asset owners.
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
Please refer to Note 18 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for further details regarding our Management Agreement.

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
Leasing Equipment
Aviation
As of December 31, 2021, in our Aviation Leasing segment, we own and manage 315 aviation assets, consisting of 108 commercial aircraft and 207 engines.
As of December 31, 2021, 91 of our commercial aircraft and 140 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 78% utilized during the three months ended December 31, 2021, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 44 months, and our engines currently on-lease have an average remaining lease term of 18 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2021	15	63	78
Purchases	1	51	52
Sales	(4)	—	(4)
Transfers	1	(19)	(18)
Assets at December 31, 2021	13	95	108

Engines
Assets at January 1, 2021	88	98	186
Purchases	11	49	60
Sales	(29)	(27)	(56)
Transfers	(2)	19	17
Assets at December 31, 2021	68	139	207

Infrastructure
Jefferson Terminal
In August 2014, we and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal (“Jefferson”), a Texas-based group of companies developing crude oil and refined products logistics assets since 2012. As of December 31, 2021, Jefferson is wholly owned by us and certain Fortress affiliates.
Jefferson Terminal is located on approximately 250 acres of land at the Port of Beaumont, Texas, a deep-water port near the mouth of the Neches River (the “Port”). Today, Jefferson Terminal leases 185 acres from the Port. As part of the lease, Jefferson Terminal was granted the concession to operate as the sole handler of liquid hydrocarbons at the Port. Jefferson Terminal does not own any land at Jefferson Terminal but does own certain equipment and leasehold improvements carried out as part of the Jefferson Terminal build-out.
Jefferson Terminal is developing a large multi-modal crude oil and refined products handling terminal at the Port, and also owns several other assets for the transportation and processing of crude oil and related products. Jefferson Terminal has a unique combination of six rail loop tracks and direct rail service from three Class I railroads, multiple direct pipeline connections to local refineries and interstate pipeline systems, barge docks and deep water ship loading capacity, capabilities to handle multiple types of products including refined products and both free-flowing crude oil and bitumen, and a prime location close to Port Arthur and Lake Charles, which are home to refineries with over 2.3 million barrels per day of capacity. Jefferson Terminal currently has approximately 4.4 million barrels of heated and unheated storage tanks in operation servicing both crude oil and refined products. As we secure new storage and handling contracts, we expect to expand storage capacity and/or develop new assets. The timing of the ultimate development of Jefferson Terminal will be dependent, in part, on the pace at which contracts are executed as well as the amount of volume subject to such contracts.

Jefferson Terminal’s prime location and excellent optionality make it well suited to provide logistics solutions to regional and global refineries, including blending, storage and delivery of crude oil and refined products. Jefferson handles, stores, and blends both light and heavy crudes that originate by marine, rail or pipeline from most major North American productions markets, including Western Canada, the Uinta Basin, the Permian Basin, and the Bakken Formation, as well as other international markets, with full heating capabilities for unloading heavier crude prior to storing and blending. Jefferson also transloads refined products, such as automotive gasoline and diesel fuel, that nearby refineries produce and ship through its terminal by rail and marine to other domestic and foreign markets in North America, including Mexico.
Heavy crude oils, such as those produced in Western Canada, are in high demand on the Gulf Coast because most refineries in the area are configured to handle heavier crudes (previously sourced predominately from Mexico and Venezuela) than those in other parts of the United States. Heavy crude is well suited for transport by rail rather than pipeline because of its high viscosity. Jefferson Terminal is one of only a few terminals on the Gulf Coast that has heated unloading system capabilities to handle these heavier grades of crude. As the production of North American heavy crude grows in excess of existing takeaway capacity, demand for crude-by-rail to the Gulf Coast is expected to increase. Refined products opportunities for storage and logistics are expected to be positively impacted by demand growth in export markets.
Mexican demand for U.S.-sourced refined products continues to increase; however, Mexico lacks the infrastructure required to efficiently import, store and distribute large volumes of gasoline and diesel. This has spurred the rapid build-out of new Mexican rail terminals, as well as storage capacity on both sides of the U.S.-Mexico border. To meet such increased demand, Jefferson Terminal operates a refined products system that receives three grades of products by direct pipeline connection from a large area refiner, as well as inland tank barge via the barge dock, stores the cargo in six tanks with a combined capacity of approximately 0.7 million barrels, and operates a 20 spot rail car loading system with the capacity to load approximately 70,000 barrels per day. This system may be further expanded to meet additional market demand.
Recent expansion projects completed include the construction of three pipeline systems, including a bundle of six pipelines, varying in size, a 14.2 mile outbound crude oil pipeline connection to a large refinery in Port Arthur, and a 5.6 mile inbound pipeline connecting to neighboring Delek Paline pipeline.
In addition to the Jefferson Terminal, Jefferson Terminal owns several other energy and infrastructure-related assets, including 299 tank railcars which are leased to third parties; a gas processing and condensate stabilization plant; pipeline rights-of-way; and a private inland marine terminal property all of which can be developed. These assets can be deployed or developed in the future to meet market demands for transportation and hydrocarbon processing, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow. As we secure customer contracts, we expect to invest equity capital to fund working capital needs and future construction, which may be required.
Long Ridge Energy Terminal
During 2017, through Ohio River Partners Shareholder LLC (“ORP”), a consolidated subsidiary, FTAI purchased 100% of the interests in the assets of Long Ridge Terminal LLC (“Long Ridge”), which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. In December 2019, ORP contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest for $150 million in cash, plus an earn out. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method.
The Long Ridge Energy Terminal is one of the Appalachian Basin's leading multimodal energy terminals with a 485 MW power plant, nearly 300 acres of developable industrial land, two barge docks on the Ohio River, a unit-train-capable loop track and direct highway access.
In October 2021, Long Ridge completed its construction of its now fully-functional 485 MW combined-cycle power plant at the site and the associated plans to self-supply the natural gas fuel requirements for the plant. We continue to evaluate opportunities to deploy Long Ridge assets for sustainable and traditional energy projects and other value-driving enterprises.
With respect to the power plant, Long Ridge plans to eventually run its power plant on carbon-free hydrogen and intends to begin providing power to customers as early as next year by blending hydrogen in the gas stream and transition the plant to be capable of burning 100% green hydrogen over the next decade with hydrogen produced nearby as an industrial byproduct. Upon project completion, Long Ridge will be among the first purpose-built hydrogen-burning power plants in the United States and among the first worldwide to blend hydrogen in a GE H-class gas turbine.
We believe that the combination of Long Ridge’s location, availability of development acreage, access to economic transportation including barge, rail and highway alternatives, and production of efficient power from its on-site power plant provide a number of flexible, attractive options for further development.
Repauno
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, FTAI purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a variable interest entity (“VIE”). We concluded that we are the primary beneficiary; accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements.

As one of the newest marine terminals on the Delaware River, Repauno is uniquely positioned as a premier multimodal facility on the Atlantic Seaboard. The deep water terminal is located on 1,600 acres in Gibbstown, New Jersey with underground granite storage cavern infrastructure, a new multipurpose dock and convenient truck access to two major interstate highways.
Shortly after the end of 2020, DRP completed its new state-of-the-art rail-to-ship transloading system. This allows DRP to load Liquified Petroleum Gas (“LPG”) marine vessels from its new wharf, including 30 marine vessels loaded in 2021. As the newest marine terminal on the Delaware River, Repauno is designed to safely and efficiently handle a wide variety of freight, providing critical logistics services to a multitude of industrial segments. In addition, Repauno is expanding its storage and transloading capacity, and pursuing accretive sustainable energy projects such as the development of a recycling facility on-site.
Transtar
Transtar is comprised of five short-line freight railroads and one switching company, including two railroads that connect to U.S. Steel’s largest production facilities in North America: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; Union Railroad Company LLC, Pennsylvania; Fairfield Southern Company Inc., Alabama; Delray Connecting Railroad Company, Michigan; and the Texas & Northern Railroad Company, Texas. FTAI and USS also agreed to enter into an exclusive strategic rail partnership under which FTAI will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Through operational improvements and potential long-term development projects, we intend to enhance performance of any under-utilized Transtar assets.
Acquisition of Transtar
On July 28, 2021, FTAI completed the purchase of 100% of the equity interests of Transtar (the “Transtar Acquisition”), which was a wholly owned short-line railroad subsidiary of U.S. Steel, for a cash purchase price of $640.0 million, subject to certain customary adjustments set forth in the Transtar Purchase Agreement.
Railway Services Agreement
On July 28, 2021, in connection with the closing of the Transtar Acquisition, Transtar, certain Transtar subsidiaries (together with Transtar, the “Transtar Parties”), and U.S. Steel entered into a railway services agreement (the “Railway Services Agreement”). Under the Railway Services Agreement, for an initial term of 15 years from and after the closing of the Transtar Acquisition, Transtar will continue to provide U.S. Steel with rail haulage, switching and transportation services at U.S. Steel’s facilities in and around Gary, Indiana, Pittsburgh, Pennsylvania, Fairfield, Alabama, Ecorse, Michigan, Lorain, Ohio and Lone Star, Texas, including but not limited to: railcar maintenance and repair services, locomotive maintenance, inspection and repair services, maintenance-of-way services, car management services, and rail and material handling services. The first five years of the Railway Services Agreement term contain the following minimum annual dollar value requirements: (i) from the closing until the first anniversary, $85.8 million, (ii) from the first anniversary until the second anniversary, $92.3 million, (iii) from the second anniversary until the third anniversary, $94.5 million, (iv) from the third anniversary until the fourth anniversary, $103.5 million, and (v) from the fourth anniversary until the fifth anniversary, $106.5 million.
Corporate and Other
In addition to the above investments, our Corporate and Other segment includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers, (iii) railroad assets which consist of equipment that support a railcar cleaning business and (iv) various clean technology and sustainability investments.
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
We and our Manager maintain relationships with operators worldwide and, through these relationships, hold direct conversations as to leasing needs and opportunities. Where helpful, we reach out to third parties who assist in leasing our assets. As an example, we often partner with Maintenance, Repair and Overhaul (“MRO”) facilities in the aviation sector to lease engines and support airlines’ fleet management needs.
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
Customers
Our customers primarily consist of global operators of transportation and infrastructure networks and global industrial and energy companies, including airlines, manufacturers, corporations that refine crude oil and trade petroleum products, local electricity markets, offshore energy service providers and major shipping lines. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the transportation and infrastructure sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2021, our largest customer accounted for 11% of our revenue and 36% of total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to re-lease assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
Governmental Regulations
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
Sustainability
As part of our strategy, we are focused on supporting the transition to a low-carbon economy and aim to provide sustainable transportation and infrastructure solutions by leveraging our Manager’s expertise and business and financing relationships, as well as our access to capital. Certain of our current sustainability solutions and investments are highlighted below, and we expect to continue to explore additional sustainability-related opportunities.
Leasing Equipment
Aviation

As previously announced, in December 2021 we entered into an agreement with AAR CORP. (NYSE: AIR) to create Serviceable Engine Products, an exclusive seven-year CFM56 used serviceable material (“USM”) partnership. The partnership aims to build USM inventory for the global aviation aftermarket and our own consumption at The Module Factory™, a dedicated commercial maintenance center designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines. Through its worldwide network, AAR is expected to manage the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool totaling over 200 engines and growing. We believe our partnership with AAR will help maximize the life of our engine assets and reduce our carbon footprint and environmental impact.
Infrastructure
As previously announced, our ongoing sustainable solutions and investments in our infrastructure business include the following:
•Waste plastic to renewable fuel. In November 2021, we announced a joint venture with Clean Planet Energy, a UK-based green tech company, that aims to develop Clean Planet Energy USA ecoPlants in key North American markets. The ecoPlants will be designed to convert non-recyclable waste plastics (which are typically destined for landfill) into ultra-clean fuels and oils to support the manufacture of new plastics. The first facility is under development at Repauno in Gibbstown, New Jersey, and is expected to initially process 20,000 tons of waste plastics each year.
•Lithium-ion battery recycling. In September 2021, we acquired a 50% interest in Aleon Renewable Metals LLC (“Aleon”) and a 1% interest in Gladieux Metals Recycling (“GMR”). Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location is anticipated to collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. GMR specializes in recycling spent catalyst produced in the petroleum refining industry. The initial battery recycling plant is planned to be build-out at the Freeport site owned by GMR, leveraging their existing assets and infrastructure. At full ramp, the plant is expected to process approximately 110,000 tons of spent lithium-ion batteries each year.
•Hydrogen-fueled power plant. In October 2020, Long Ridge Energy Terminal (“Long Ridge”), located in Hannibal, Ohio, announced its plan to transition its 485 MW combined-cycle power plant to run on carbon-free hydrogen, in collaboration with New Fortress Energy, GE, Kiewit Power Constructors Co., Black & Veatch and NAES Corporation. With first hydrogen blending in the gas stream expected to start in April 2022, Long Ridge is expected to be the first purpose-built hydrogen-burning power plant in the United States and the first worldwide to blend hydrogen in a GE H-class gas turbine. The plant is anticipated to be transitioned to be capable of burning 100% green hydrogen over the next decade.
•Carbon capture. In December 2021, we invested in CarbonFree, whose operations are intended to capture carbon from industrial emitters and convert it to beneficial products that also sequester the carbon permanently.
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As of December 31, 2021, we also have approximately 600 employees at certain subsidiaries across our business segments, approximately 370 of whom are party to a collective bargaining agreement. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources in building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
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
Risks Related to Our Business
A pandemic, including COVID-19, could have an adverse impact on our business, financial condition, and results of operations.
In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the ongoing COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented, and may in the future implement, numerous measures intended to mitigate the outbreak, such as travel bans and restrictions, quarantines, shutdowns and testing or vaccination mandates. The COVID-19 pandemic continues to be dynamic and evolving, including a resurgence of COVID-19 cases in certain geographies, and its ultimate scope, duration and impact, including the efficacy and availability of vaccines, remain uncertain.
The ongoing COVID-19 pandemic adversely affected our Jefferson Terminal business in several material ways during the years ended December 31, 2020 and 2021. Although difficult to quantify the impact, the pandemic adversely affected macro trends in refinery utilization rates in the United States and the global consumption of petroleum and liquid fuels in 2020 and part of 2021, which adversely affected our revenue potential at our Jefferson Terminal business. In addition, we were unable to complete anticipated new customer contracts and certain of our existing customers did not increase volumes as anticipated which also adversely affected our revenue potential for those periods.

We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industry and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic have included, or may in the future include, among others:
•deterioration of worldwide, regional or national economic conditions and activity, which could adversely affect global demand for crude oil and petroleum products, demand for our services, and time charter and spot rates;
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
•potential delays in the loading and discharging of cargo on or from our vessels, and any related off hire due to global supply chain disruptions resulting from quarantines, worker health, regulations or other impacts of the COVID-19 pandemic, which in turn could disrupt our operations and result in a reduction of revenue;
•potential shortages or a lack of access to required spare parts for our vessels, or potential delays in any repairs to, scheduled or unscheduled maintenance or modifications;
•potential delays in vessel inspections and related certifications by class societies, customers or government agencies;
•potential reduced cash flows and financial condition, including potential liquidity constraints;
•reduced access to or increased cost of capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including potential interest rate increases and declines in the prices of publicly-traded securities of us, our peers and of listed companies generally; and
•potential deterioration in the financial condition and prospects of our customers, joint venture partners or business partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.
As the COVID-19 pandemic continues to evolve, the extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to try and contain COVID-19 or treat its impact. We continue to monitor the pandemic and, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, our plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
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
We have acquired, and may in the future acquire, operating businesses, including businesses whose operations are not fully matured and stabilized (including, but not limited to, our businesses within the Jefferson Terminal, Ports and Terminals and Transtar segments). While we have deep experience in the construction and operation of these companies, we are nevertheless subject to significant risks and contingencies of an operating business, and these risks are greater where the operations of such businesses are not fully matured and stabilized. Key factors that may affect our operating businesses include, but are not limited to:
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
The rail sector is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, rates and charges, service obligations, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by U.S. federal agencies including the U.S. Environmental Protection Agency (the “U.S. EPA”), the U.S. Department of Transportation (the “DOT”), the Occupational Safety and Health Act (the “OSHA”), the U.S. Federal Railroad Administration (the “FRA”), and the U.S. Surface Transportation Board (the “STB”), as well as numerous other state, provincial, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
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
We could be negatively impacted by environmental, social, and governance (ESG) and sustainability-related matters.
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. We have announced, and may in the future announce, sustainability-focused investments, partnerships and other initiatives and goals. These initiatives, aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these initiatives and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. Moreover, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In this regard, the criteria by which our ESG practices and disclosures are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. The increasing attention to corporate ESG initiatives could also result in increased investigations and litigation or threats thereof. If we are unable to satisfy such new criteria, investors may conclude that our ESG and sustainability practices are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.
We transport hazardous materials.
We transport certain hazardous materials and other materials, including crude oil and toxic inhalation hazard (TIH) materials, such as ammonia, that pose certain risks in the event of a release or combustion. Additionally, U.S. laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. In addition, insurance premiums charged for, or the self-insured retention associated with, some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these materials. A rail accident or other incident or accident on our network, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of our insurance coverage for these risks, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
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
Because we depend on Class I railroads for a significant portion of our operations in North America, our results of operations, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In addition, Class I carriers also traditionally have been significant sources of business for us, and may be future sources of potential acquisition candidates as they divest branch lines. A decision by any of these Class I carriers to cease or re-route certain freight movements or to alter existing business relationships, including operational or relationship changes, could have a material adverse effect on our results of operations. The overall impact of any such decision would depend on which Class I carrier is involved, the routes and freight movements affected, as well as the nature of any changes.
We may be affected by fluctuating prices for fuel and energy.
Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including the production and processing of crude oil, natural gas, and coal; fuel prices; and, fuel surcharges. Particularly in our rail business, fuel costs constitute a significant portion of our expenses. Diesel fuel prices and availability can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. If Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability; in fact, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through fuel surcharges at all, as future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges.
International, political, and economic factors, events and conditions affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
Transtar faces competition from other railroads and other transportation providers.
Transtar faces competition from other railroads, motor carriers, ships, barges, and pipelines. We operate in some corridors served by other railroads and motor carriers. In addition to price competition, we face competition with respect to transit times, quality, and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure. Additionally, we must build or acquire and maintain our rail system, while trucks, barges, and maritime operators are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our rail services, which could have a material adverse effect on our results of operations, financial condition, and liquidity: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, such as autonomous or more fuel efficient trucks, (ii) legislation that eliminates or significantly increases the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Additionally, any future consolidation of the rail industry could materially affect our competitive environment.
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
While our existing portfolio consists of assets in the aviation, energy, intermodal transport and port and rail sectors, we are actively evaluating potential acquisitions of assets and operating companies in other sectors of the transportation and transportation-related infrastructure and equipment markets and we plan to be flexible as other attractive opportunities arise over time. To the extent we make acquisitions in other sectors, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. Many types of transportation assets, including certain rail, airport and seaport assets, are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such assets are to be used outside of the United States. Failing to register the assets, or losing such registration, could result in substantial penalties, forced liquidation of the assets and/or the inability to operate and, if applicable, lease the assets. We may need to incur significant costs to comply with the laws and regulations applicable to any such new acquisition. The failure to comply with these laws and regulations could cause us to incur significant costs, fines or penalties or require the assets to be removed from service for a period of time resulting in reduced income from these assets. In addition, if our acquisitions in other sectors produce insufficient revenues, or produce investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed.
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
We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and noise and emission levels and greenhouse gas emissions. Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s or charterer’s current or historical operations, any of which could have a material adverse effect on our results of operations and financial condition. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to greenhouse gas emissions and climate change. While there has historically been a lack of consistent climate change legislation, as climate change concerns continue to grow, further legislation and regulations are expected to continue in areas such as greenhouse gas emissions control, emission disclosure requirements and building codes or other infrastructure requirements that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on infrastructure development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or development requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could result in reduced profits and adversely affect our results of operations. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our cash flows and results of operations.
Our Repauno site and Long Ridge property are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
Our Repauno site is subject to ongoing environmental investigation and remediation by the former owner that sold Repauno to us (the “Repauno Seller”) related to historic industrial operations. The Repauno Seller is responsible for completion of this work, and we benefit from a related indemnity and insurance policy. If the Repauno Seller fails to fulfill its investigation and remediation, or indemnity obligations and the related insurance, which are subject to limits and conditions, fail to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such areas of the property. Therefore, any delay in the Repauno Seller’s completion of the environmental work or receipt of related approvals in an area of the property could delay our redevelopment activities. In addition, once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.
In connection with our acquisition of Long Ridge, the former owner that sold Long Ridge to us (the “Long Ridge Seller”) is obligated to perform certain post-closing demolition activities, remove specified containers, equipment and structures and conduct investigation, removal, cleanup and decontamination related thereto. The Long Ridge Seller is responsible for ongoing environmental remediation related to historic industrial operations on and off Long Ridge. In addition, Long Ridge is located adjacent to the former Ormet Corporation Superfund site (the “Ormet site”), which is owned and operated by the Long Ridge Seller. Pursuant to an order with the U.S. EPA, the Long Ridge Seller is obligated to pump groundwater that has been impacted by the adjacent Ormet site beneath our site and discharge it to the Ohio River and monitor the groundwater annually. Long Ridge is also subject to an environmental covenant related to the adjacent Ormet site that, inter alia, restricts the use of groundwater beneath our site and requires U.S. EPA consent for activities on Long Ridge that could disrupt the groundwater monitoring or pumping. The Long Ridge Seller is contractually obligated to complete its regulatory obligations on Long Ridge and we benefit from a related indemnity and insurance policy. If the Long Ridge Seller fails to fulfill its demolition, removal, investigation, remediation, monitoring, or indemnity obligations, and if the related insurance, which is subject to limits and conditions, fails to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation pursuant to the Ohio EPA order must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such area of the property. Therefore, any delay in the Long Ridge Seller’s completion of the environmental work or receipt of related approvals or consents from Ohio EPA or U.S. EPA could delay our redevelopment activities.
In addition, a portion of Long Ridge was recently redeveloped as a combined cycle gas-fired electric generating facility, and other portions will likely be redeveloped in the future. Although we have not identified material impacts to soils or groundwater that reasonably would be expected to prevent or delay further redevelopment projects, impacted materials could be encountered that require special handling and/or result in delays to those projects. Any additional projects may require environmental permits and approvals from federal, state and local environmental agencies. Once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.
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
The discontinuation of the LIBOR benchmark interest rate may have an impact on our business.
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. On November 30, 2020, ICE Benchmark Administration, or the IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021, for only the one-week and two-month LIBOR tenors, and on June 30, 2023, for all other LIBOR tenors. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the IBA Benchmark Administration

confirmed its intention to cease publication of (i) one-week and two-month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023.
In the United States, the Alternative Reference Rate Committee (“ARRC”), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The Secured Overnight Finance Rate (“SOFR”) has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates.
As of December 31, 2021, we had $315.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. As a result of LIBOR’s phase out, our revolving credit facility was amended to incorporate SOFR as the successor rate to LIBOR, and our December 2021 bridge loan bears interest based on SOFR. There are significant differences between how LIBOR and SOFR are calculated, which could result in increased borrowing costs. We cannot predict to what extent the withdrawal and replacement of LIBOR will impact us. However, the implementation of alternative underlying floating-rate indices and reference rates may have an adverse impact on our business, results of operations or financial condition.
A cyberattack that bypasses our information technology (“IT”), security systems or the IT security systems of our third-party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.
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
•any potential litigation arising from the transaction; and
•other risks described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
The successful integration of a new business also depends on our ability to manage the new business, realize forecasted synergies and full value from the combined business. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate Transtar.
We have material customer concentration with respect to the Transtar business, with a limited number of customers accounting for a material portion of our revenues.
We earned approximately 12% of our revenue from one customer in the Transtar segment during the year ended December 31, 2021 (based on our period of ownership of Transtar).
There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our shares.
Risks Related to Our Manager
We are dependent on our Manager and other key personnel at Fortress and may not find suitable replacements if our Manager terminates the Management Agreement or if other key personnel depart.
Our officers and other individuals who perform services for us (other than Aviation, Jefferson, Repauno, Long Ridge and Transtar employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive allocations distributed to the General Partner and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
On December 27, 2017, SoftBank completed its acquisition of Fortress (the “SoftBank Merger”). In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
There are conflicts of interest in our relationship with our Manager.
Our Management Agreement, the Partnership Agreement and our operating agreement were negotiated prior to our IPO and among affiliated parties, and their terms, including fees payable, may not be as favorable to us as if they had been negotiated after our IPO with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates — including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Inc., Florida East Coast Industries, LLC (“FECI”) and FYX Trust Holdco LLC (“FYX”) — invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Inc. and FYX. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Inc., FECI and FYX, for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We have previously purchased and may in the future purchase assets from these funds, and have previously co-invested and may in the future co-invest with these funds in transportation and transportation-related infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
Our directors have approved a broad asset acquisition strategy for our Manager and will not approve each acquisition we make at the direction of our Manager. In addition, we may change our strategy without a shareholder vote, which may result in our acquiring assets that are different, riskier or less profitable than our current assets.
Our Manager is authorized to follow a broad asset acquisition strategy. We may pursue other types of acquisitions as market conditions evolve. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a shareholder vote, change our target sectors and acquire a variety of assets that differ from, and are possibly riskier than, our current asset portfolio. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in our existing portfolio. Our directors will periodically review our strategy and our portfolio of assets. However, our board will not review or pre-approve each proposed acquisition or our related financing arrangements. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to reverse by the time they are reviewed by the directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our asset acquisition strategy, including our target asset classes, without a shareholder vote.
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

Risks Related to Taxation
Shareholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
So long as we would not be required to register as an investment company under the Investment Company Act of 1940 if we were a U.S. Corporation and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”), on a continuing basis, FTAI will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Holders of our common shares may be subject to U.S. federal, state, local and, in some cases, non-U.S. income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of Holdco or any other entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable year, regardless of whether they receive cash distributions from us. Such shareholders may not receive cash distributions equal to their allocable share of our net taxable income or even the tax liability that results from that income.
We may hold or acquire certain investments through entities classified as CFCs or PFICs for U.S. federal income tax purposes.
Many of our investments are in non-U.S. corporations or are held through non-U.S. subsidiaries that are classified as corporations for U.S. federal income tax purposes. Some of these foreign entities may be classified as controlled foreign corporations (“CFCs”) or passive foreign investment companies (“PFICs”) (each as defined in the Code). Shareholders subject to U.S. federal income tax may experience adverse U.S. federal income tax consequences related to the indirect ownership of CFC or PFIC shares. For example, such shareholders may be required to take into account U.S. taxable income with respect to such CFCs or PFICs without a corresponding receipt of cash from us. In addition, under the CFC rules, certain capital gains are treated as ordinary dividend income and certain shareholders could be subject to income inclusions in respect of the “subpart F income” and "global intangible low-taxed income" (“GILTI”) of the CFC. Treasury regulations, which are already effective with respect to GILTI and that will generally be effective beginning in 2023 with respect to subpart F income, generally have the effect of limiting certain adverse consequences of the CFC rules to shareholders treated for U.S. federal income tax purposes as owning indirectly or constructively (including through other partnerships) stock possessing less than 10% of the voting power or value of such CFCs through their ownership in FTAI.
Under the PFIC rules, indirect ownership of PFIC shares by U.S. persons generally gives rise to materially adverse U.S. federal income tax consequences, which may be mitigated by electing to treat the PFIC as a qualified electing fund (“QEF”). We currently anticipate using commercially reasonable efforts to make such an election (a “QEF Election”) with respect to each PFIC in which we hold a material interest, directly or indirectly, in the first year during which we hold shares in such entity, provided such PFIC is not also a CFC. As a result, U.S. holders of our common shares will generally be subject to tax on a current basis on their respective shares of each such PFIC’s undistributed ordinary earnings and net capital gains for each year in which the entity is a PFIC, regardless of whether such holders receive a corresponding distribution of cash from us. In certain cases, however, we may be unable to make a QEF Election with respect to a PFIC because, for example, we are unable to obtain the necessary information. In such event, U.S. holders of our common shares will be subject to imputed interest charges and other disadvantageous tax treatment with respect to certain “excess distributions” from the PFIC and gain realized upon the direct or indirect sale of the PFIC (including through the sale our common shares). Treasury Regulations have been proposed that would require partners in a partnership – rather than the partnership itself – to make a QEF election with respect to stock of a PFIC held indirectly through a partnership, if a partner so chooses. A partner that makes such an election generally would be subject to tax on a current basis on its share of such PFIC’s undistributed ordinary earnings and net capital gains for each year in which the entity is a PFIC, regardless of whether such holders receive a corresponding distribution of cash from the PFIC or from us. In addition, under the proposed regulations, the PFIC rules would apply with respect to a partner’s indirect interest in a PFIC that is held through a partnership even if such entity is also a CFC with respect to the partnership. As a result, if finalized in substantially their current form, these regulations would generally result in the PFIC rules applying to FTAI investors with respect to foreign corporations that are majority- or wholly-owned by us.
Prospective investors should consult their tax advisors regarding the potential impact of the rules regarding CFCs and PFICs before investing in our shares.
Certain tax consequences of the ownership of our preferred shares, including treatment of distributions as guaranteed payments for the use of capital, are uncertain.
The tax treatment of distributions on our preferred shares is uncertain. We intend to treat the holders of our preferred shares as partners for tax purposes and we intend to treat distributions on the shares as guaranteed payments for the use of capital that will generally be taxable to the holders of our preferred shares as ordinary income. Although a holder of our preferred shares will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution), we anticipate accruing and making the guaranteed payment distributions quarterly. Except in the case of any loss recognized in connection with our liquidation, we do not anticipate allocating any items of our income, gain, loss or deduction to holders of our preferred shares, nor do we anticipate allocating them any share of our nonrecourse liabilities. If our preferred shares were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions in respect of the preferred coupon likely would be treated as payments of interest by us to the holders of our preferred shares.

Finally, if holders of our preferred shares were entitled to an allocation of income from FTAI, the risk factors applicable to holders of common shares would generally apply.
Shareholders that are not U.S. persons could be subject to U.S. federal income tax, including a 10% withholding tax, on the disposition of our shares.
If the Internal Revenue Service (the “IRS”) were to determine that we, Holdco, or any other entity in which we invest that is subject to tax on a flow-through basis, is engaged in a U.S. trade or business for U.S. federal income tax purposes, any gain recognized by a foreign transferor on the sale, exchange or other disposition of our shares would generally be treated as “effectively connected” with such trade or business to the extent it does not exceed the effectively connected gain that would be allocable to the transferor if we sold all of our assets at their fair market value as of the date of the transferor’s disposition. Under current law, any such gain that is treated as effectively connected will generally be subject to U.S. federal income tax. In addition, after December 31, 2022, certain brokers effecting transfers of our shares are required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of our liabilities and would therefore generally exceed the amount of transferred cash received by transferor in the disposition, unless the transferor provides an IRS Form W-9 or an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person or certain exceptions apply. Additionally, we (or certain qualified intermediaries) may be required to deduct and withhold certain amounts with respect to distributions to the transferees of our shares. Although we do not believe that we are currently engaged in a U.S. trade or business (directly or indirectly through pass-through subsidiaries), we are not required to manage our operations in a manner that is intended to avoid the conduct of a U.S. trade or business.
Tax gain or loss on a sale or other disposition of our common shares could be more or less than expected.
If a sale of our common shares by a shareholder is taxable in the United States, the shareholder will generally recognize gain or loss equal to the difference between the amount realized by such shareholder in the sale and such shareholder’s adjusted tax basis in those shares. A shareholder’s adjusted tax basis in the shares at the time of sale will generally be lower than the shareholder’s original tax basis in the shares to the extent that prior distributions to such shareholder exceed the total taxable income allocated to such shareholder or in certain other instances. A shareholder may therefore recognize a gain in a sale of our common shares even if the shares are sold at a price that is less than their original cost. A portion of the amount realized, whether or not representing gain, may be treated as ordinary income to such shareholder.
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
In general, a shareholder that is subject to U.S. federal income tax must include in income its allocable share of FTAI’s items of income, gain, loss, deduction, and credit (including, so long as Holdco is treated as a partnership for U.S. federal income tax purposes, FTAI’s allocable share of those items of Holdco and any pass-through subsidiaries of Holdco) for each of our taxable years ending with or within such shareholder’s taxable year. However, the cash distributed by FTAI to a shareholder may not be sufficient to pay the full amount of such shareholder’s tax liability in respect of its investment in us.
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
If we fail to satisfy the Qualifying Income Exception, we would be required to pay U.S. federal income tax at regular corporate rates on our income, which could adversely affect our business, operating results and financial condition. In addition, we would likely be liable for state and local income and/or franchise taxes on our income. Finally, distributions of cash to shareholders would constitute qualified dividend income taxable to such shareholders to the extent of our earnings and profits and would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for shareholders and thus could result in a substantial reduction in the value of our shares.
Shareholders that are not U.S. persons should also anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our shares.
We may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes (directly or indirectly through pass-through subsidiaries), in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. persons. Moreover, we may, in the future, sell interests in U.S. real holding property corporations (each a “USRPHC”) and therefore be deemed to be engaged in a U.S. trade or business at such time. If we were to realize gain from the sale or other disposition of a U.S. real property interest (including a USRPHC) or were otherwise engaged in a U.S. trade or business, non-U.S. persons holding our common shares generally would be required to file U.S. federal income tax returns and would be subject to U.S. federal withholding tax on their allocable share of the effectively connected income or gain at the regular U.S. federal income tax rates. Likewise, non-U.S. persons holding our preferred shares, by virtue of receiving guaranteed payments, may be required to file U.S. federal income tax returns and may be subject to U.S. federal withholding tax on their guaranteed payments, irrespective of our operations or investments. In both cases, non-U.S. persons that are corporations may also be subject to a branch profits tax on their allocable share of such income. Non-U.S. persons should anticipate being required to file U.S. tax returns and may be required to pay U.S. tax solely on account of owning our shares. Non-U.S. shareholders are urged to consult their tax advisors regarding the tax consequences of an investment in our shares.
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
We believe that the U.S. source international transport rental income of our non-U.S. subsidiaries generally will be subject to U.S. federal income tax, on a gross-income basis at a rate not in excess of 4%. If any of our non-U.S. subsidiaries that is treated as a corporation for U.S. federal income tax purposes did not comply with certain administrative guidelines of the IRS, such that 90% or more of such subsidiary’s U.S. source international transport rental income were attributable to the activities of personnel based in the United States (in the case of bareboat leases) or from “regularly scheduled transportation” as defined in such administrative guidelines (in the case of time-charter leases), such subsidiary’s U.S. source rental income would be treated as income effectively connected with a trade or business in the United States. In such case, such subsidiary’s U.S. source international transport rental income would be subject to U.S. federal income tax at a maximum corporate tax rate, currently 21%. In addition, such subsidiary would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes could adversely affect our business and result in decreased funds available for distribution to our shareholders.
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
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that our subsidiaries are subject to greater taxation than we currently anticipate. Further, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (“BEPS”) recently entered into force among the jurisdictions that ratified it. The implementation of BEPS prevention measures could result in a higher effective tax rate on our worldwide earnings by, for example, reducing the tax deductions or otherwise increasing the taxable income of our subsidiaries. In addition, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax. It is possible that the IRS could assert that a greater portion of any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax, which could adversely affect our business and result in decreased funds available for distribution to our shareholders.
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
For taxable years beginning on or after January 1, 2018, we will be liable for U.S. federal income tax liability arising from an IRS audit, unless certain alternative methods are available and we elect to use them. It is possible that certain shareholders or we may be liable for taxes attributable to adjustments to our taxable income with respect to tax years that closed before such shareholders owned our shares. Accordingly, these rules may adversely affect certain shareholders in certain cases. The manner in which these rules apply is uncertain and in many respects depends on the promulgation of future regulations or other guidance by the U.S. Treasury Department or the IRS. Investors should consult their own tax advisors regarding the potential U.S. federal, state, foreign, local and any other tax considerations of the ownership and disposition of our shares.
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
•whether we declare distributions on our preferred shares;
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
An increase in market interest rates may have an adverse effect on the market price of our shares.
One of the factors that investors may consider in deciding whether to buy or sell our shares is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our shares is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to shareholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our shares. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our shares could decrease, as potential investors may require a higher distribution yield on our shares or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our outstanding and future (variable and fixed) rate debt, thereby adversely affecting cash flows and our ability to service our indebtedness and pay distributions.

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
Your percentage ownership in FTAI may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. Since 2015, we granted our Manager an option to acquire 3,903,010 common shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our common shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in such offerings (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of December 31, 2021, rights relating to 3,737,742 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Ireland and Dubai. Our Jefferson Terminal operating segment leases approximately 200 acres of property for its terminal facilities and leases approximately 12,300 square feet of office space in Texas and 300 square feet in Canada. We are redeveloping Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern, to be a multi-purpose, multi-modal deepwater port. Additionally, our aviation leasing business, Transtar, railcar cleaning business and offshore energy business lease office space in Florida, Pennsylvania, Maine, and Singapore, respectively. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NYSE under the symbol “FTAI” on May 15, 2015, the date of the IPO. As of February 22, 2022, there were approximately 11 record holders of our common shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
On February 24, 2022, our Board of Directors declared a cash dividend on our common shares of $0.33 per share for the quarter ended December 31, 2021, payable on March 23, 2022 to the holders of record on March 11, 2022.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with the IPO, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2021, the Incentive Plan provides for the issuance of up to 29.8 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2021.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	3,762,742	$21.02	29,837,754
Equity compensation plans not approved by security holders	—	—	—
Total	3,762,742		29,837,754
______________________________________________________________________________________
(1) Excludes 25,000 stock options and 137,246 common shares issued to directors as compensation.

Performance Graph
The following graph compares the cumulative total return for our common shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P Mid Cap 400, Dow Jones US Transportation Services, and Alerian MLP. The graph assumes an investment of $100 in our common shares and in each of the indices on December 31, 2016, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortress Transportation & Infrastructure Investors LLC, the S&P Midcap 400 Index, the Dow Jones US Transportation Services Index and Alerian MLP

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
Index Value
12/16
12/17
12/18
12/19
12/20
12/21
Fortress Transportation & Infrastructure Investors LLC
S&P Midcap 400
Dow Jones US Transportation Services
Alerian MLP

*$100 each invested on December 31, 2016 in stock and index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)	December 31,
Index	2016	2017	2018	2019	2020	2021
Fortress Transportation & Infrastructure Investors LLC	$100.00	$162.23	$126.23	$186.65	$249.87	$322.98
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
Dow Jones US Transportation Services	100.00	129.85	78.55	106.52	127.62	191.06
Alerian MLP	100.00	93.48	81.87	87.24	62.21	87.20

Item 6. [Reserved]

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
A discussion of our results of operations and cash flows for 2020 compared to 2019 is included in our Annual Report on Form 10-K for the year ended December 31, 2020, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets, and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by the Manager, an affiliate of Fortress, which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of December 31, 2021, we had total consolidated assets of $4.9 billion and total equity of $1.1 billion.
While our strategy permits us to acquire a broad array of transportation-related assets, we are currently active in four sectors where we believe there are meaningful opportunities to deploy capital to achieve attractive risk adjusted returns: aviation, rail, energy and ports and terminals.
•Commercial air travel and air freight activity have historically been long-term growth sectors and are tied to the underlying demand for passenger and freight movement. We continue to see long-term demand for aviation related assets.
•The railroad market consists of short line and regional railroads in North America that provide services including haulage, switching and transportation services.
•Offshore energy service equipment refers to vessels supporting the extraction, processing and transportation of oil and natural gas from deposits located beneath the sea floor, as well as the ongoing inspection, repair, maintenance and ultimate abandonment of subsea wells and associated infrastructure.
•Land-based infrastructure refers to facilities that enable the storage, unloading, loading and movement of crude oil and refined products and LPG from producers to end users, such as refineries. Customers of land-based infrastructure typically purchase capacity on a take-or-pay basis, and the economics of these assets directly relate to the volume of throughput.

Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the COVID-19 pandemic resulted in asset impairment charges and a decline in our equipment leasing revenues during the year ended December 31, 2021. A number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of December 31, 2021; however, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $145.5 million as of December 31, 2021. As COVID-19 continues to evolve, the extent to which COVID-19 impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to try and contain COVID-19 or treat its impact. We continue to monitor the pandemic and, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, our plans as described herein may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows. For additional detail, see Liquidity and Capital Resources and Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through the following four reportable segments: (i) Aviation Leasing, which is within the Equipment Leasing Business, and (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities, and an equity method investment (“Long Ridge”), which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation.
In July 2021, we acquired Transtar, and it operates as a separate reportable segment within our Infrastructure business. Transtar is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities. See Note 4 for additional information.
In December 2019, we completed the sale of Central Maine & Quebec Railway (“CMQR”), which was formerly reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations and the assets, liabilities and results of operations have been presented as discontinued operations for all periods presented. Additionally, in accordance with ASC 280, we assessed our reportable segments and determined that our retained investment of the railroad business no longer met the requirement as a reportable segment. Accordingly, we have presented this operating segment, along with Corporate results, within Corporate and Other effective in 2019.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers, (iii) railroad assets which consist of equipment that support a railcar cleaning business and (iv) various clean technology and sustainability investments.
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

In the fourth quarter of 2021, the Company announced that it intends to spin off its infrastructure business as a separate publicly traded entity. The infrastructure business is expected to be spun out in an entity taxed as a corporation for U.S. federal income tax purposes and will hold, among other things, the Jefferson, Repauno, Long Ridge and Transtar assets, and will retain all related project-level debt of those entities. The infrastructure entity intends to remit to FTAI approximately $800 million in cash as part of the separation. FTAI is expected to retain the aviation business and certain other assets and FTAI's outstanding corporate indebtedness, other than any indebtedness that may be paid off in connection with the transaction. The spin off transaction is expected to be completed during the second quarter of 2022. The spin off transaction remains subject to approval by FTAI's board of directors and may not be completed on the terms described above or at all.
Results of Operations
Adjusted EBITDA (non-GAAP)
The chief operating decision maker (“CODM”) utilizes Adjusted EBITDA as the key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance, as well as making resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
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

The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Revenues
Equipment leasing revenues
Lease income	$172,116	$177,476	$207,101	$(5,360)	$(29,625)
Maintenance revenue	128,819	101,462	134,914	27,357	(33,452)
Finance lease income	1,747	2,260	2,648	(513)	(388)
Other revenue	32,901	16,736	4,659	16,165	12,077
Total equipment leasing revenues	335,583	297,934	349,322	37,649	(51,388)
Infrastructure revenues
Lease income	2,424	1,186	3,362	1,238	(2,176)
Rail revenues	56,803	—	—	56,803	—
Terminal services revenues	45,038	50,887	42,965	(5,849)	7,922
Crude marketing revenues	—	8,210	166,134	(8,210)	(157,924)
Other revenue	15,954	8,279	16,991	7,675	(8,712)
Total infrastructure revenues	120,219	68,562	229,452	51,657	(160,890)
Total revenues	455,802	366,496	578,774	89,306	(212,278)

Expenses
Operating expenses	172,464	109,512	291,572	62,952	(182,060)
General and administrative	17,409	18,159	16,905	(750)	1,254
Acquisition and transaction expenses	21,941	9,868	17,623	12,073	(7,755)
Management fees and incentive allocation to affiliate	16,322	18,519	36,059	(2,197)	(17,540)
Depreciation and amortization	201,756	172,400	169,023	29,356	3,377
Asset impairment	10,463	33,978	4,726	(23,515)	29,252
Interest expense	171,036	98,206	95,585	72,830	2,621
Total expenses	611,391	460,642	631,493	150,749	(170,851)

Other income (expense)
Equity in losses of unconsolidated entities	(12,734)	(5,039)	(2,375)	(7,695)	(2,664)
Gain (loss) on sale of assets, net	49,031	(308)	203,250	49,339	(203,558)
Loss on extinguishment of debt	(3,254)	(11,667)	—	8,413	(11,667)
Interest income	1,711	162	531	1,549	(369)
Other (expense) income	(10,928)	70	3,445	(10,998)	(3,375)
Total other income (expense)	23,826	(16,782)	204,851	40,608	(221,633)
(Loss) income from continuing operations before income taxes	(131,763)	(110,928)	152,132	(20,835)	(263,060)
(Benefit from) provision for income taxes	(1,057)	(5,905)	17,810	4,848	(23,715)
Net (loss) income from continuing operations	(130,706)	(105,023)	134,322	(25,683)	(239,345)
Net income from discontinued operations, net of income taxes	—	1,331	73,462	(1,331)	(72,131)
Net (loss) income	(130,706)	(103,692)	207,784	(27,014)	(311,476)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	(26,472)	(16,522)	(17,571)	(9,950)	1,049
Discontinued operations	—	—	247	—	(247)
Less: Dividends on preferred shares	24,758	17,869	1,838	6,889	16,031
Net (loss) income attributable to shareholders	$(128,992)	$(105,039)	$223,270	$(23,953)	$(328,309)

The following table sets forth a reconciliation of net (loss) income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Net (loss) income attributable to shareholders from continuing operations	$(128,992)	$(106,370)	$150,055	$(22,622)	$(256,425)
Add: (Benefit from) provision for income taxes	(1,057)	(5,905)	17,810	4,848	(23,715)
Add: Equity-based compensation expense	4,038	2,325	1,509	1,713	816
Add: Acquisition and transaction expenses	21,941	9,868	17,623	12,073	(7,755)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	3,254	11,667	—	(8,413)	11,667
Add: Changes in fair value of non-hedge derivative instruments	(2,220)	181	4,555	(2,401)	(4,374)
Add: Asset impairment charges	10,463	33,978	4,726	(23,515)	29,252
Add: Incentive allocations	—	—	21,231	—	(21,231)
Add: Depreciation & amortization expense (1)	229,734	202,746	199,185	26,988	3,561
Add: Interest expense	171,036	98,206	95,585	72,830	2,621
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	27,892	1,208	(1,387)	26,684	2,595
Less: Equity in losses of unconsolidated entities	12,734	5,039	2,375	7,695	2,664
Less: Non-controlling share of Adjusted EBITDA (3)	(12,508)	(9,637)	(9,859)	(2,871)	222
Adjusted EBITDA (non-GAAP)	$336,315	$243,306	$503,408	$93,009	$(260,102)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) depreciation and amortization expense of $201,756, $172,400 and $169,023, (ii) lease intangible amortization of $4,993, $3,747 and $7,181 and (iii) amortization for lease incentives of $22,985, $26,599 and $22,981, respectively.
(2) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) net loss of $(13,242), $(5,435) and $(2,563), (ii) interest expense of $5,612, $1,138 and $131, (iii) depreciation and amortization expense of $12,643, $5,513 and $1,045, (iv) acquisition and transaction expense of $104, $581 and $0, (v) changes in fair value of non-hedge derivative instruments of $19,850, $(589) and $0, (vi) asset impairment of $2,146, $0 and $0 and (vii) equity-based compensation of $779, $0 and $0, respectively.
(3) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) equity-based compensation of $751, $374 and $230, (ii) provision for income taxes of $52, $59 and $60, (iii) interest expense of $3,370, $2,025 and $3,400, (iv) depreciation and amortization expense of $8,411, $6,149 and $4,833, (v) changes in fair value of non-hedge derivative instruments of $(76), $38 and $1,336 and (vi) loss on extinguishment of debt of $0, $992 and $0, respectively.
Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues increased $89.3 million, primarily due to the acquisition of Transtar and higher revenues in the Aviation Leasing and Ports and Terminals segments, partially offset by lower revenues in the Jefferson Terminal segment.
Equipment Leasing
•Maintenance revenue increased $27.4 million primarily due to an increase in aircraft and engine utilization and the recognition of maintenance deposits due to the redelivery of aircraft, partially offset by the increase in the number of aircraft and engines redelivered.
•Other revenue increased $16.2 million primarily due to the increase in engine parts sales, partially offset by lower end-of lease redelivery compensation and the settlement of an engine loss during 2020.
•Lease income decreased $5.4 million primarily due to an increase in the number of aircraft redelivered, partially offset by an increase in the number of aircraft and engines placed on lease towards the end of the year.
Infrastructure
•Rail revenues increased $56.8 million due to the acquisition of Transtar in July 2021.
•Other revenue increased $7.7 million which primarily reflects (i) higher butane sales at Repauno and (ii) a gain on butane forward purchase and sale contracts at Repauno.

•Crude marketing revenues decreased $8.2 million. In 2019, Jefferson directly sourced crude from producers in Canada, arranging logistics to its terminal and then marketing crude to third parties to take advantage of favorable spreads. The resulting crude sales and corresponding costs of sale, including logistical costs, are reflected in Crude marketing revenues and Operating expenses, respectively. Jefferson exited this crude marketing strategy in the fourth quarter of 2019 as a result of unfavorable oil spreads and as certain logistical commitments expired. Revenues in 2020 include contracts executed in 2019 but delivered in 2020.
•Terminal services revenue decreased $5.8 million which primarily reflects lower volumes in the first half of 2021 due to lower global oil demand related to COVID-19.
Expenses
Total expenses increased $150.7 million primarily due to increases in (i) interest expense, (ii) operating expenses, (iii) depreciation and amortization and (iv) acquisition and transaction expenses, partially offset by a decrease in (v) asset impairment.
Interest expense increased $72.8 million primarily due to:
•an increase of $67.6 million in Corporate and Other primarily which reflects an increase in the average outstanding debt of approximately $724.0 million primarily due to increases in (i) the Senior Notes due 2028 of $542.5 million, (ii) the Senior Notes due 2025 of $373.1 million, (iii) the Senior Notes due 2027 of $200.0 million, (iv) the Bridge Loans of $108.3 million and (v) the Revolving Credit Facility of $37.9 million, partially offset by a decrease in (vi) the Senior Notes due 2022 of $540.2 million, which was redeemed in full in May 2021; and
•an increase of $5.4 million at Jefferson Terminal due to the issuance of the Series 2021 Bonds for $425 million and the commencement of the EB-5 Loan Agreement. See Note 10 to the consolidated financial statements for additional information.
Operating expenses increased $63.0 million primarily due to:
•an increase of $29.0 million due to the acquisition of Transtar, which primarily consists of compensation and benefits and facility operating expense;
•an increase in bad debt expense of $9.4 million in the Aviation Leasing segment;
•an increase in cost of sales and other associated costs of $6.8 million, which primarily reflects (i) an increase of $17.2 million in the Aviation Leasing segment due to costs associated with the sale of engine parts, partially offset by (ii) a decrease of $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (iii) a decrease of $2.3 million at Repauno; and
•an increase in shipping and storage expense of $4.6 million primarily in the Aviation Leasing segment.
Depreciation and amortization increased $29.4 million which primarily reflects (i) an increase of $14.5 million due to additional assets placed into service at Repauno and Jefferson Terminal and (ii) an increase of $8.3 million due to the acquisition of Transtar.
Acquisition and transaction expenses increased $12.1 million primarily due to an increase in professional fees related to the acquisition of Transtar and other strategic initiatives.
Asset impairment decreased $23.5 million due to lower asset impairment charges in 2021, primarily related to early lease terminations, in the Aviation Leasing segment.
Other income
Total other income increased $40.6 million which primarily reflects:
•an increase of $49.3 million in gains on sale of assets, net due to asset sales in the Aviation Leasing segment;
•a decrease in loss on extinguishment of debt of $8.4 million;
•an increase in other expense of $11.0 million primarily due to a write-off of an earn-out receivable at Long Ridge and losses related to crude oil forward transactions at Jefferson Terminal; and
•an increase of $7.7 million in equity in losses of unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Provision for income taxes
The benefit from income taxes decreased $4.8 million primarily due to the acquisition of Transtar and a higher provision in the Aviation Leasing segment.
Net (loss) income from continuing operations
Net loss from continuing operations increased $25.7 million primarily due to the changes noted above.

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $93.0 million primarily due to the changes noted above.
Aviation Leasing
As of December 31, 2021, in our Aviation Leasing segment, we own and manage 315 aviation assets, consisting of 108 commercial aircraft and 207 engines.
As of December 31, 2021, 91 of our commercial aircraft and 140 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 78% utilized during the three months ended December 31, 2021, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 44 months, and our engines currently on-lease have an average remaining lease term of 18 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2021	15	63	78
Purchases	1	51	52
Sales	(4)	—	(4)
Transfers	1	(19)	(18)
Assets at December 31, 2021	13	95	108

Engines
Assets at January 1, 2021	88	98	186
Purchases	11	49	60
Sales	(29)	(27)	(56)
Transfers	(2)	19	17
Assets at December 31, 2021	68	139	207

The following table presents our results of operations for our Aviation Leasing segment:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Equipment leasing revenues
Lease income	$161,985	$166,331	$197,305	$(4,346)	$(30,974)
Maintenance revenue	128,819	101,462	134,914	27,357	(33,452)
Finance lease income	1,747	2,260	2,648	(513)	(388)
Other revenue	28,871	11,158	1,808	17,713	9,350
Total revenues	321,422	281,211	336,675	40,211	(55,464)

Expenses
Operating expenses	56,072	20,667	17,668	35,405	2,999
Acquisition and transaction expenses	3,840	6,687	8,641	(2,847)	(1,954)
Depreciation and amortization	139,972	133,904	128,990	6,068	4,914
Asset impairment	10,463	33,978	—	(23,515)	33,978
Total expenses	210,347	195,236	155,299	15,111	39,937

Other (expense) income
Equity in losses of unconsolidated entities	(1,403)	(1,932)	(1,829)	529	(103)
Gain (loss) on sale of assets, net	49,015	(300)	81,954	49,315	(82,254)
Interest income	1,153	94	104	1,059	(10)
Other expense	(1,680)	—	—	(1,680)	—
Total other income (expense)	47,085	(2,138)	80,229	49,223	(82,367)
Income before income taxes	158,160	83,837	261,605	74,323	(177,768)
Provision for (benefit from) income taxes	935	(4,812)	2,826	5,747	(7,638)
Net income	157,225	88,649	258,779	68,576	(170,130)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Net income attributable to shareholders	$157,225	$88,649	$258,779	$68,576	$(170,130)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Net income attributable to shareholders	$157,225	$88,649	$258,779	$68,576	$(170,130)
Add: Provision for (benefit from) income taxes	935	(4,812)	2,826	5,747	(7,638)
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	3,840	6,687	8,641	(2,847)	(1,954)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	10,463	33,978	—	(23,515)	33,978
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	167,950	164,250	159,152	3,700	5,098
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(1,203)	(1,932)	(1,829)	729	(103)
Less: Equity in losses of unconsolidated entities	1,403	1,932	1,829	(529)	103
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$340,613	$288,752	$429,398	$51,861	$(140,646)
__________________________________________________
(1) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) depreciation expense of $139,972, $133,904 and $128,990, (ii) lease intangible amortization of $4,993, $3,747 and $7,181 and (iii) amortization for lease incentives of $22,985, $26,599 and $22,981, respectively.
(2) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) net loss of $(1,403), $(1,932) and $(1,829) and (ii) depreciation and amortization of $200, $0 and $0, respectively.
Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues increased $40.2 million driven by higher maintenance revenue and other revenue partially offset by lower lease income.
•Maintenance revenue increased $27.4 million primarily due to an increase in aircraft and engine utilization and the recognition of maintenance deposits due to the redelivery of aircraft, partially offset by the increase in the number of aircraft and engines redelivered.
•Other revenue increased $17.7 million primarily due to the increase in engine parts sales, partially offset by lower end-of lease redelivery compensation and the settlement of an engine loss during 2020.
•Lease income decreased $4.3 million primarily due to an increase in the number of aircraft redelivered, partially offset by an increase in the number of aircraft and engines placed on lease towards the end of the year.

Expenses
Total expenses increased $15.1 million primarily due to an increase in operating expenses and depreciation and amortization expense, partially offset by a decrease in asset impairment and acquisition and transaction expense.
•Operating expenses increased $35.4 million primarily as a result of an increase in costs associated with the sale of engine parts, bad debt expense, shipping and storage fees and other operating expenses.
•Depreciation and amortization expense increased $6.1 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Asset impairment decreased $23.5 million due to lower asset impairment charges in 2021 which are primarily related to early lease terminations. See Note 5 to the consolidated financial statements for additional information.
•Acquisition and transaction expense decreased $2.8 million driven by lower compensation and related costs associated with the acquisition of aviation leasing equipment.
Other income
Total other income increased $49.2 million primarily due to an increase of $49.3 million in gain on the sale of leasing equipment in 2021, an increase of $1.1 million in interest income and a decrease of $0.5 million in Aviation Leasing’s proportionate share of the unconsolidated entities’ net loss, partially offset by an increase of $1.7 million in other expenses.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $51.9 million primarily due to the changes noted above.
Jefferson Terminal
The following table presents our results of operations for our Jefferson Terminal segment:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Infrastructure revenues
Lease income	$1,688	$1,186	$2,306	$502	$(1,120)
Terminal services revenues	44,664	50,887	35,908	(6,223)	14,979
Crude marketing revenues	—	8,210	166,134	(8,210)	(157,924)
Total revenues	46,352	60,283	204,348	(13,931)	(144,065)

Expenses
Operating expenses	48,255	53,072	231,506	(4,817)	(178,434)
Depreciation and amortization	36,013	29,034	22,873	6,979	6,161
Interest expense	14,812	9,426	16,189	5,386	(6,763)
Total expenses	99,080	91,532	270,568	7,548	(179,036)

Other (expense) income
Equity in losses of unconsolidated entities	—	—	(292)	—	292
(Loss) gain on sale of assets, net	—	(8)	4,636	8	(4,644)
Loss on extinguishment of debt	—	(4,724)	—	4,724	(4,724)
Interest income	—	22	118	(22)	(96)
Other (expense) income	(4,726)	70	634	(4,796)	(564)
Total other (expense) income	(4,726)	(4,640)	5,096	(86)	(9,736)
Loss before income taxes	(57,454)	(35,889)	(61,124)	(21,565)	25,235
Provision for income taxes	230	278	284	(48)	(6)
Net loss	(57,684)	(36,167)	(61,408)	(21,517)	25,241
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(26,250)	(16,483)	(17,356)	(9,767)	873
Net loss attributable to shareholders	$(31,434)	$(19,684)	$(44,052)	$(11,750)	$24,368

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Net loss attributable to shareholders	$(31,434)	$(19,684)	$(44,052)	$(11,750)	$24,368
Add: Provision for income taxes	230	278	284	(48)	(6)
Add: Equity-based compensation expense	3,215	1,676	1,054	1,539	622
Add: Acquisition and transaction expenses	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	4,724	—	(4,724)	4,724
Add: Changes in fair value of non-hedge derivative instruments	—	181	6,364	(181)	(6,183)
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	36,013	29,034	22,873	6,979	6,161
Add: Interest expense	14,812	9,426	16,189	5,386	(6,763)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	—	656	—	(656)
Less: Equity in losses of unconsolidated entities	—	—	292	—	(292)
Less: Non-controlling share of Adjusted EBITDA (2)	(12,205)	(9,517)	(9,820)	(2,688)	303
Adjusted EBITDA (non-GAAP)	$10,631	$16,118	$(6,160)	$(5,487)	$22,278
__________________________________________________

(1) Includes the following items for the year ended December 31, 2019: (i) net loss of $(349) and (ii) depreciation and amortization expense of $1,005.
(2) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) equity-based compensation of $723, $352 and $221, (ii) provision for income taxes of $52, $59 and $60, (iii) interest expense of $3,331, $1,979 and $3,400, (iv) changes in fair value of non-hedge derivative instruments of $0, $38 and $1,336, (v) depreciation and amortization expense of $8,099, $6,097 and $4,803 and (vi) loss on extinguishment of debt of $0, $992 and $0, respectively.
Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues decreased $13.9 million which primarily reflects (i) a decrease in crude marketing revenue of $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) a decrease in terminal services revenues of $6.2 million which reflects lower volumes in the first half of 2021 due to lower global oil demand related to COVID-19.
Expenses
Total expenses increased $7.5 million which reflects:
•an increase in depreciation and amortization of $7.0 million due to additional assets placed into service;
•an increase in interest expense of $5.4 million due to the issuance of the Series 2021 Bonds for $425 million and the commencement of the EB-5 Loan Agreement; and
•a decrease in operating expenses of $4.8 million which primarily reflects (i) a decrease in cost of sales due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, a portion of which was recognized in 2020, partially offset by (ii) higher insurance and other facility operating expenses.
Other (expense) income
Other expense increased $4.8 million due to losses related to crude oil forward transactions.
Loss on extinguishment of debt decreased $4.7 million due to a debt refinancing in 2020. See Note 10 to the consolidated financial statements for additional information.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $5.5 million primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations for our Ports and Terminals segment:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Infrastructure revenues
Lease income	$—	$—	$1,056	$—	$(1,056)
Terminal services revenues	374	—	7,057	374	(7,057)
Other revenue	11,243	3,855	14,074	7,388	(10,219)
Total revenues	11,617	3,855	22,187	7,762	(18,332)

Expenses
Operating expenses	14,403	10,327	24,854	4,076	(14,527)
Acquisition and transaction expenses	—	907	5,008	(907)	(4,101)
Depreciation and amortization	9,052	1,497	9,849	7,555	(8,352)
Asset impairment	—	—	4,726	—	(4,726)
Interest expense	1,147	1,335	1,712	(188)	(377)
Total expenses	24,602	14,066	46,149	10,536	(32,083)

Other (expense) income
Equity in losses of unconsolidated entities	(11,429)	(3,222)	(192)	(8,207)	(3,030)
Gain on sale of assets, net	16	—	116,660	16	(116,660)
Interest income	318	—	289	318	(289)
Other (expense) income	(4,100)	—	1,809	(4,100)	(1,809)
Total other (expense) income	(15,195)	(3,222)	118,566	(11,973)	(121,788)
(Loss) income before income taxes	(28,180)	(13,433)	94,604	(14,747)	(108,037)
(Benefit from) provision for income taxes	(3,749)	(1,791)	14,700	(1,958)	(16,491)
Net (loss) income	(24,431)	(11,642)	79,904	(12,789)	(91,546)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(222)	(39)	(215)	(183)	176
Net (loss) income attributable to shareholders	$(24,209)	$(11,603)	$80,119	$(12,606)	$(91,722)

The following table sets forth a reconciliation of net (loss) income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Net (loss) income attributable to shareholders	$(24,209)	$(11,603)	$80,119	$(12,606)	$(91,722)
Add: (Benefit from) provision for income taxes	(3,749)	(1,791)	14,700	(1,958)	(16,491)
Add: Equity-based compensation expense	823	649	455	174	194
Add: Acquisition and transaction expenses	—	907	5,008	(907)	(4,101)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(2,220)	—	(1,809)	(2,220)	1,809
Add: Asset impairment charges	—	—	4,726	—	(4,726)
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	9,052	1,497	9,849	7,555	(8,352)
Add: Interest expense	1,147	1,335	1,712	(188)	(377)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	29,405	3,304	(153)	26,101	3,457
Less: Equity in losses of unconsolidated entities	11,429	3,222	192	8,207	3,030
Less: Non-controlling share of Adjusted EBITDA (2)	(303)	(120)	(39)	(183)	(81)
Adjusted EBITDA (non-GAAP)	$21,375	$(2,600)	$114,760	$23,975	$(117,360)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) net loss of $(11,430), $(3,222) and $(193), (ii) depreciation expense of $12,443, $5,513 and $40, (iii) interest expense of $5,513, $1,021 and $0, (iv) acquisition and transaction expense of $104, $581 and $0, (v) changes in fair value of non-hedge derivative instruments of $19,850, $(589) and $0, (vi) asset impairment of $2,146, $0 and $0 and (vii) equity-based compensation of $779, $0 and $0, respectively.
(2) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) equity-based compensation of $28, $22 and $9, (ii) interest expense of $39, $46 and $0, (iii) depreciation expense of $312, $52 and $30 and (iv) changes in fair value of non-hedge derivative instruments of $(76), $0 and $0, respectively.
Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues increased $7.8 million, primarily due to (i) an increase in butane sales of $5.2 million at Repauno, (ii) a gain of $2.2 million on butane forward purchase contracts at Repauno and (iii) an increase of $0.4 million due to the commencement of transloading at Repauno.
Expenses
Total expenses increased $10.5 million primarily due to:
•an increase in operating expenses of $4.1 million which primarily reflects increases in (i) property taxes due to new assets at Repauno, (ii) facility operating expenses due to higher butane volumes, (iii) compensation and benefits due to additional headcount at Repauno and (iv) professional fees;
•an increase in depreciation expense of $7.6 million due to assets being placed into service at Repauno; and
•a decrease in acquisition and transaction expense of $0.9 million due to no acquisition transactions in 2021.
Other expense
Total other expense increased $12.0 million primarily due to increases in (i) other expense due to the write-off of an earn-out receivable of $4.1 million at Long Ridge and (ii) equity in losses in unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Benefit from income taxes
The benefit from income taxes increased $2.0 million which primarily reflects a deferred tax benefit due to higher pre-tax losses in 2021.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $24.0 million primarily due to (i) an increase in the Pro-rata share of Adjusted EBITDA from unconsolidated entities and (ii) the changes noted above.

Transtar
On July 28, 2021, we completed the acquisition for 100% of the equity interests of Transtar from U.S. Steel (“USS”) for total cash consideration of $636.0 million. Transtar is comprised of five freight railroads and one switching company, of which two railroads are connected to USS's largest production facilities. See Note 4 to the consolidated financial statements for additional information.
The following table presents our results of operations for our Transtar segment:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Infrastructure revenues
Lease income	$736	$—	$—	$736	$—
Rail revenues	56,803	—	—	56,803	—
Total revenues	57,539	—	—	57,539	—

Expenses
Operating expenses	28,987	—	—	28,987	—
Acquisition and transaction expenses	2,841	—	—	2,841	—
Depreciation and amortization	8,320	—	—	8,320	—
Interest expense	53	—	—	53	—
Total expenses	40,201	—	—	40,201	—

Other expense
Other expense	(423)	—	—	(423)	—
Total other expense	(423)	—	—	(423)	—
Income before income taxes	16,915	—	—	16,915	—
Provision for income taxes	1,602	—	—	1,602	—
Net income	15,313	—	—	15,313	—
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Net income attributable to shareholders	$15,313	$—	$—	$15,313	$—

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Net income attributable to shareholders	$15,313	$—	$—	$15,313	$—
Add: Provision for income taxes	1,602	—	—	1,602	—
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	2,841	—	—	2,841	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	8,320	—	—	8,320	—
Add: Interest expense	53	—	—	53	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$28,129	$—	$—	$28,129	$—

Financial results for the year ended December 31, 2021
Revenues
Total revenues were $57.5 million, which primarily consists of switching, interline, and ancillary rail services.
Expenses
Total expenses were $40.2 million, which primarily consists of (i) operating expenses of $29.0 million which primarily includes compensation and benefits of $19.0 million and facility operating expense of $7.0 million and (ii) depreciation and amortization of $8.3 million.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA was $28.1 million primarily due to the activity noted above.

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Revenues
Equipment leasing revenues
Lease income	$10,131	$11,145	$9,796	$(1,014)	$1,349
Other revenue	4,030	5,578	2,851	(1,548)	2,727
Total equipment leasing revenues	14,161	16,723	12,647	(2,562)	4,076
Infrastructure revenues
Other revenue	4,711	4,424	2,917	287	1,507
Total infrastructure revenues	4,711	4,424	2,917	287	1,507
Total revenues	18,872	21,147	15,564	(2,275)	5,583

Expenses
Operating expenses	24,747	25,446	17,544	(699)	7,902
General and administrative	17,409	18,159	16,905	(750)	1,254
Acquisition and transaction expenses	15,260	2,274	3,974	12,986	(1,700)
Management fees and incentive allocation to affiliate	16,322	18,519	36,059	(2,197)	(17,540)
Depreciation and amortization	8,399	7,965	7,311	434	654
Interest expense	155,024	87,445	77,684	67,579	9,761
Total expenses	237,161	159,808	159,477	77,353	331

Other (expense) income
Equity in earnings (losses) of unconsolidated entities	98	115	(62)	(17)	177
Loss on extinguishment of debt	(3,254)	(6,943)	—	3,689	(6,943)
Interest income	240	46	20	194	26
Other income	1	—	1,002	1	(1,002)
Total other (expense) income	(2,915)	(6,782)	960	3,867	(7,742)
Loss before income taxes	(221,204)	(145,443)	(142,953)	(75,761)	(2,490)
(Benefit from) provision for income taxes	(75)	420	—	(495)	420
Net loss	(221,129)	(145,863)	(142,953)	(75,266)	(2,910)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Less: Dividends on preferred shares	24,758	17,869	1,838	6,889	16,031
Net loss attributable to shareholders	$(245,887)	$(163,732)	$(144,791)	$(82,155)	$(18,941)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	'21 vs '20	'20 vs '19
Net loss attributable to shareholders	$(245,887)	$(163,732)	$(144,791)	$(82,155)	$(18,941)
Add: (Benefit from) provision for income taxes	(75)	420	—	(495)	420
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	15,260	2,274	3,974	12,986	(1,700)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	3,254	6,943	—	(3,689)	6,943
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	21,231	—	(21,231)
Add: Depreciation and amortization expense	8,399	7,965	7,311	434	654
Add: Interest expense	155,024	87,445	77,684	67,579	9,761
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(310)	(164)	(61)	(146)	(103)
Less: Equity in (earnings) losses of unconsolidated entities	(98)	(115)	62	17	(177)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(64,433)	$(58,964)	$(34,590)	$(5,469)	$(24,374)
__________________________________________________
(1) Includes the following items for the years ended December 31, 2021, 2020 and 2019: (i) net loss of $(409), $(281) and $(192) and (ii) interest expense of $99, $117 and $131, respectively.
Comparison of the years ended December 31, 2021 and 2020
Revenues
Equipment leasing revenues decreased $2.6 million in our offshore business as one of our vessels was on hire longer in 2020 compared to 2021.
Expenses
Total expenses increased $77.4 million due to higher (i) interest expense and (ii) acquisition and transaction expenses, partially offset by lower (iii) management fees and incentive allocation to affiliate.
Interest expense increased $67.6 million which reflects an increase in the average outstanding debt of approximately $724.0 million primarily due to increases in (i) the Senior Notes due 2028 of $542.5 million, (ii) the Senior Notes due 2025 of $373.1 million, (iii) the Senior Notes due 2027 of $200.0 million, (iv) the Bridge Loans of $108.3 million and (v) the Revolving Credit Facility of $37.9 million, partially offset by a decrease in (vi) the Senior Notes due 2022 of $540.2 million, which was redeemed in full in May 2021.
Acquisition and transaction expenses increased $13.0 million primarily due to an increase in professional fees related to the acquisition of Transtar and other strategic initiatives.
Management fees and incentive allocation to affiliate decreased $2.2 million which reflects a decrease in the base management fee as our average total equity was lower in 2021 compared to 2020.
Other (expense) income
Other expense decreased $3.9 million primarily due to a lower loss on extinguishment of debt of $3.7 million.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $5.5 million primarily due to the changes noted above.

Transactions with Affiliates and Affiliated Entities
We are managed by the Manager, an affiliate of Fortress, pursuant to the Management Agreement which provides for us to bear obligations for management fees and expense reimbursements payable to the Manager. Our Management Agreement requires our Manager to manage our business affairs in conformity with a broad asset acquisition strategy adopted and monitored by our board of directors. From time to time, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates or other affiliates of Fortress, which may include, but are not limited to, certain financing arrangements, acquisition of assets, acquisition of debt obligations, debt, co-investments, and other assets that present an actual, potential or perceived conflict of interest. Please see Note 18 to our consolidated financial statements included elsewhere in this filing for more information.
Geographic Information
Please refer to Note 19 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2021, 2020 and 2019, as well as a report, by geographic area for each segment, of our total property, plant and equipment and equipment held for lease as of December 31, 2021 and 2020.

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
In August 2021, Jefferson issued $425 million aggregate principal amount of Series 2021 Bonds (see Note 10 to the consolidated financial statements). Jefferson used a portion of the net proceeds from the Series 2021 Bonds to repay certain indebtedness, and intends to use a portion of the net proceeds to pay for or reimburse the cost of development, construction and acquisition of certain facilities.
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
In December 2021, we entered into an agreement for senior secured bridge term loans (“2021 Bridge Loans”) in an aggregate principal amount of $350 million, which we used to finance or refinance certain assets.
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
•Cash used for the purpose of making investments was $1.5 billion, $597.5 million and $942.5 million during the years ended December 31, 2021, 2020, and 2019, respectively.
•Distributions to shareholders, including cash dividends, were $142.8 million, $131.4 million and $115.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $16.9 million, $110.3 million and $229.7 million during the years ended December 31, 2021, 2020, and 2019, respectively.
•During the year ended December 31, 2021, additional borrowings were obtained in connection with the (i) Senior Notes due 2028 of $1.0 billion, (ii) Revolving Credit Facility of $690.0 million, (iii) Bridge Loan Agreement of $650.0 million, (iv)

Series 2021 Bonds of $425.0 million, (v) 2021 Bridge Loans of $100.5 million and (vi) EB-5 Loan Agreement of $26.1 million. We made principal payments of $1.6 billion related to the Bridge Loan Agreement, Revolving Credit Facility and Senior Notes due 2022.
During the year ended December 31, 2020, additional borrowings were obtained in connection with the (i) Senior Notes due 2025 of $407.0 million, (ii) Senior Notes due 2027 of $400.0 million, (iii) Revolving Credit Facility of $270.0 million and (iv) Series 2020 Bonds of $264.0 million. We made principal payments of $852.2 million related to the Senior Notes due 2022, Revolving Credit Facility, Series 2016 Bonds, Jefferson Revolver, Series 2012 Bonds and FTAI Pride Credit Agreement.
During the year ended December 31, 2019, additional borrowings were obtained in connection with the (i) Revolving Credit Facility of $250.0 million, (ii) LREG Credit Agreement of $173.5 million, (iii) Senior Notes due 2025 of $148.7 million, (iv) Senior Notes due 2022 of $147.8 million, (v) DRP Revolver of $25.0 million, (vi) Jefferson Revolver of $23.2 million and (vii) CMQR Credit Agreement of $20.9 million. We made principal payments of $405.1 million primarily related to the Revolving Credit Facility, Jefferson Revolver and CMQR Credit Agreement.
•Proceeds from the sale of subsidiaries and assets were $163.4 million, $72.2 million and $432.3 million during the years ended December 31, 2021, 2020, and 2019, respectively.
•Proceeds from the issuance of common shares, net of issuance costs were $323.1 million during the year ended December 31, 2021. There were no issuances of common shares in 2020 or 2019.
•Proceeds from the issuance of preferred shares, net of underwriters discount and issuance costs, were $101.2 million, $19.7 million and $194.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Historical Cash Flow
The following table presents our historical cash flow:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flow data:
Net cash (used in) provided by operating activities	$(22,044)	$63,106	$151,043
Net cash used in investing activities	(1,286,958)	(509,123)	(495,236)
Net cash provided by financing activities	1,587,645	364,918	465,873
Comparison of the years ended December 31, 2021 and 2020
Net cash used in operating activities increased $85.2 million, which primarily reflects (i) an increase in net loss of $27.0 million, primarily due to higher interest expense and operating expenses, partially offset by higher revenue and (ii) certain adjustments to reconcile net loss to cash used in operating activities including, gain on sale of assets, net of $49.3 million, security deposits and maintenance claims included in earnings of $32.7 million, depreciation and amortization of $29.4 million and asset impairment of $23.5 million.
Net cash used in investing activities increased $777.8 million primarily due to (i) the acquisition of Transtar, net of cash acquired of $627.1 million, (ii) an increase in acquisitions of leasing equipment of $251.0 million and (iii) an increase in investment in unconsolidated entities of $50.0 million, partially offset by (iv) a decrease in acquisitions of property, plant and equipment of $107.5 million and (v) an increase in proceeds from the sale of leasing equipment of $86.8 million.
Net cash provided by financing activities increased $1.2 billion primarily due to (i) an increase in proceeds from debt of $1.6 billion, (ii) an increase in proceeds from the issuance of common shares, net of $323.1 million and (iii) an increase in proceeds from the issuance of preferred shares, net of $81.5 million, partially offset by (iv) an increase in repayments of debt of $701.0 million.
Funds Available for Distribution (non-GAAP)
We use Funds Available for Distribution (“FAD”) in evaluating our ability to meet our stated dividend policy. We believe FAD is a useful metric for investors and analysts for similar purposes. FAD is not a financial measure in accordance with U.S. GAAP. The U.S. GAAP measure most directly comparable to FAD is net cash provided by operating activities.

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(22,044)	$63,106	$151,043
Add: Principal collections on finance leases	7,387	13,823	13,398
Add: Proceeds from sale of assets	163,421	72,175	432,273
Add: Return of capital distributions from unconsolidated entities	—	—	1,555
Less: Required payments on debt obligations (1)	—	—	(36,559)
Less: Capital distributions to non-controlling interest	—	—	—
Exclude: Changes in working capital	93,422	88,314	4,726
Funds Available for Distribution (FAD)	$242,186	$237,418	$566,436
_____________________________________________________

(1) Required payments on debt obligations for the year ended December 31, 2021 exclude repayments of $650,000 for the Bridge Loan Agreement, $500,527 for the Revolving Credit Facility and $402,704 for the Senior Notes due 2022, and for the year ended December 31, 2020 exclude repayments of $306,206 for the Senior Notes due 2022, $270,000 for the Revolving Credit Facility, $144,200 for the Series 2016 Bonds, $50,262 for the Jefferson Revolver, $45,520 for the Series 2012 Bonds and $36,009 for the FTAI Pride Credit Agreement, and for the year ended December 31, 2019 exclude repayments of $350,000 for the Revolving Credit Facility and $18,572 for the CMQR Credit Agreement, all of which were voluntary refinancings as repayments of these amounts were not required at such time.
Limitations
FAD is subject to a number of limitations and assumptions and there can be no assurance that we will generate FAD sufficient to meet our intended dividends. FAD has material limitations as a liquidity measure because such measure excludes items that are required elements of our net cash provided by operating activities as described below. FAD should not be considered in isolation nor as a substitute for analysis of our results of operations under U.S. GAAP, and it is not the only metric that should be considered in evaluating our ability to meet our stated dividend policy. Specifically:
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
Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2021, we had outstanding principal and interest payment obligations of $3.3 billion and $1.2 billion, respectively, of which, $100.5 million and $185.4 million, respectively, are due in the next twelve months. See Note 10 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of December 31, 2021, we had outstanding operating and finance lease obligations of $182.2 million, of which, $10.7 million is due in the next twelve months.
Other Obligations—As of December 31, 2021, in connection with a pipeline capacity agreement at Jefferson Terminal, we had an obligation to pay a minimum of $10.2 million in marketing fees in the next twelve months.

Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our common shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During 2021, we declared cash dividends of $118.0 million and $24.8 million on our common shares and preferred shares, respectively.
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
Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	10% of new build cost
Railcars and locomotives	1 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	1 - 50 years from date of manufacture	Scrap value at end of useful life
Land, site improvements and rights	N/A	N/A
Bridges and tunnels	15 - 55 years	Scrap value at end of useful life
Buildings and site improvements	3 - 30 years	Scrap value at end of useful life
Railroad equipment	2 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	2 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	2 - 5 years from date of purchase	None
Construction in progress	N/A	N/A

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
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal and Transtar. The carrying amount of goodwill was approximately $257.1 million and $122.7 million as of December 31, 2021 and 2020, respectively. The goodwill amounts as of December 31, 2020 related to the Jefferson reporting unit. The increase in 2021 reflects our acquisition of Transtar. See Note 4 to the consolidated financial statements for additional information.
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

For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2021 or 2020.
Beginning in 2020, we adopted new guidance regarding the testing and recognition of a goodwill impairment, which prior to 2020 required two steps. A goodwill impairment assessment compares the fair value of the respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount, a goodwill impairment is recorded to the extent that the carrying value of the reporting unit exceeds its fair value.
We estimate the fair value of the Jefferson and Transtar reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Due to the acquisition of Transtar in the current year, the estimated fair value of that reporting unit approximates the book value. The Jefferson reporting unit had an estimated fair value that exceeded its carrying value by less than 20%. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products and is subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 31, 2021, approximately 4.3 million barrels of storage was currently operational with 1.9 million barrels currently under construction for new contracts which will complete our storage development for our main terminal. Our discount rate for our 2021 goodwill impairment analysis was 9.0% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal segment to continue to generate positive Adjusted EBITDA in future years. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. The impact of the COVID-19 global pandemic during 2020 and 2021 negatively affected refining volumes and therefore Jefferson Terminal crude throughput but we have seen the activity starting to normalize and are expected to ramp back to normal during 2022. Furthermore, we anticipate strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate as Canadian crude pipeline apportionment increases. Also, as our pipeline connections became fully operational during 2021, we remain positive for the outlook of Jefferson Terminal's earnings potential.
There were no impairments of goodwill for the years ended December 31, 2021, 2020, and 2019.
Income Taxes—A portion of our income earned by our corporate subsidiaries is subject to U.S. federal and state income taxation, and is taxed at the currently enacted rates. The remainder of our income is allocated directly to our partners and is not subject to a corporate level of taxation. Certain subsidiaries of ours are subject to income tax in the foreign countries in which they conduct business.
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
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. On March 5, 2021, the IBA Benchmark Administration confirmed its intention to cease publication of (i) one-week and two-month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. We are monitoring related reform proposals and evaluating the related risks and, as a result of LIBOR’s phase out, amended our revolving credit facility to incorporate SOFR as the successor rate to LIBOR; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for financial instruments tied to variable interest rate indices.
Our borrowing agreements generally require payments based on a variable interest rate index, such as SOFR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments and, in particular, does not address the mark-to-market impact on our interest rate derivatives, if any. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates. In addition, the following discussion does not take into account our Series A and Series B preferred shares, on which distributions currently accrue interest at a fixed rate but will accrue interest at a floating rate based on a certain variable interest rate index plus a spread from and after September 15, 2024.
As of December 31, 2021, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $3.1 million or a decrease of approximately $0.6 million in interest expense over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortress Transportation and Infrastructure Investors LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortress Transportation and Infrastructure Investors LLC (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Valuation of Goodwill-Jefferson Terminal Reporting Unit
Description of the Matter	At December 31, 2021, the Company’s goodwill was $122.7 million for the Jefferson Terminal reporting unit. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing the fair value of the Jefferson Terminal reporting unit used in the annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Jefferson Terminal reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the forecasted revenue growth rates, EBITDA margins, capital expenditures, the timing of future cash flows and discount rate, which are affected by expectations about the Company’s ability to secure additional contracts and increase volumes from existing contracts as well as expectations about the overall industry, market and economic conditions.

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

Recognition of Maintenance Revenue for Aircraft Leases
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes maintenance revenue for aircraft leases related to the portion of maintenance payments received from lessees that are not expected to be reimbursed for maintenance events. Revenue related to maintenance on leased aircraft is recorded as a component of maintenance revenue which totaled $128.8 million for the year ended December 31, 2021, as disclosed in Note 13.

Auditing maintenance revenue related to aircraft leases was complex and highly judgmental due to the significant estimation involved in projecting the timing of future major maintenance events. In particular, such estimates are sensitive to significant assumptions such as the mean time between removal (MTBR) and forecasted utilization of the aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Changes to these significant assumptions could have a material effect on the amount of maintenance revenue recognized in the period.

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

Accounting for the Acquisition of Transtar, LLC
Description of the Matter	On July 28, 2021, the Company completed its acquisition of Transtar, LLC for a total cash consideration of $636.0 million. As disclosed in Note 4 to the consolidated financial statements, the transaction was accounted for as a business combination, and as such, the purchase price was attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including property, plant and equipment and customer relationship intangible assets.

Auditing the Company’s accounting for its acquisition of Transtar, LLC was significant to our audit due to the higher extent of audit effort, significant estimation and the judgmental nature of the inputs used to determine the fair value of property, plant and equipment and the customer relationship intangible assets, which are inherently uncertain and generally unobservable, requiring the involvement of valuation specialists. The significant assumptions used to estimate the fair value of the property, plant and equipment included replacement cost estimates, salvage values and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included discount rate and future revenues and operating expenses. When estimating the significant assumptions to be used in the valuation of the property, plant and equipment and customer relationship intangible assets, the Company included consideration of current industry information, market and economic trends, and historical results of the acquired business. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the property, plant and equipment and customer relationship intangible assets, including tests of controls over management’s review of the valuation methodologies and the related assumptions described above.

To test the estimated fair value of the property, plant, and equipment and customer relationship intangible assets, our audit procedures included, among others assessing the valuation methodologies, testing the models, evaluating significant assumptions used as described above, and testing the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to the historical results of the acquired business as well as to current industry and economic trends. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair values of the customer relationship intangible assets resulting from changes in the assumptions. In addition, we involved valuation specialists to assist in evaluating the methodologies used and the significant assumptions applied in developing the fair value estimates of property, plant and equipment and customer relationship intangible assets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
New York, New York
February 25, 2022

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2021	2020
Assets
Cash and cash equivalents	2	$188,078	$121,703
Restricted cash	2	251,983	39,715
Accounts receivable, net		175,225	91,691
Leasing equipment, net	5	1,891,649	1,635,259
Operating lease right-of-use assets, net	14	75,344	62,355
Finance leases, net	6	7,583	6,927
Property, plant, and equipment, net	7	1,555,857	964,363
Investments	8	77,325	146,515
Intangible assets, net	9	98,699	18,786
Goodwill		257,137	122,735
Other assets	2	284,974	177,928
Total assets		$4,863,854	$3,387,977

Liabilities
Accounts payable and accrued liabilities		$202,669	$113,185
Debt, net	10	3,220,211	1,904,762
Maintenance deposits	2	106,836	148,293
Security deposits	2	40,149	37,064
Operating lease liabilities	14	73,594	62,001
Other liabilities		96,295	23,351
Total liabilities		$3,739,754	$2,288,656

Commitments and contingencies	21

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,180,385 and 85,617,146 shares issued and outstanding as of December 31, 2021 and 2020, respectively)		$992	$856
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 9,120,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively)		133	91
Additional paid in capital		1,411,940	1,130,106
Accumulated deficit		(132,392)	(28,158)
Accumulated other comprehensive loss		(156,381)	(26,237)
Shareholders' equity		1,124,292	1,076,658
Non-controlling interest in equity of consolidated subsidiaries		(192)	22,663
Total equity		$1,124,100	$1,099,321
Total liabilities and equity		$4,863,854	$3,387,977

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2021	2020	2019
Revenues
Equipment leasing revenues		$335,583	$297,934	$349,322
Infrastructure revenues		120,219	68,562	229,452
Total revenues	13	455,802	366,496	578,774

Expenses
Operating expenses		172,464	109,512	291,572
General and administrative		17,409	18,159	16,905
Acquisition and transaction expenses		21,941	9,868	17,623
Management fees and incentive allocation to affiliate	18	16,322	18,519	36,059
Depreciation and amortization	5, 7, 9	201,756	172,400	169,023
Asset impairment		10,463	33,978	4,726
Interest expense		171,036	98,206	95,585
Total expenses		611,391	460,642	631,493

Other (expense) income
Equity in losses of unconsolidated entities	8	(12,734)	(5,039)	(2,375)
Gain (loss) on sale of assets, net		49,031	(308)	203,250
Loss on extinguishment of debt		(3,254)	(11,667)	—
Interest income		1,711	162	531
Other (expense) income		(10,928)	70	3,445
Total other income (expense)		23,826	(16,782)	204,851
(Loss) income from continuing operations before income taxes		(131,763)	(110,928)	152,132
(Benefit from) provision for income taxes	17	(1,057)	(5,905)	17,810
Net (loss) income from continuing operations		(130,706)	(105,023)	134,322
Net income from discontinued operations, net of income taxes	3	—	1,331	73,462
Net (loss) income		(130,706)	(103,692)	207,784
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		(26,472)	(16,522)	(17,571)
Discontinued operations	3	—	—	247
Less: Dividends on preferred shares		24,758	17,869	1,838
Net (loss) income attributable to shareholders		$(128,992)	$(105,039)	$223,270

(Loss) earnings per share:
Basic	20
Continuing operations		$(1.43)	$(1.24)	$1.74
Discontinued operations		$—	$0.02	$0.85
Diluted	20
Continuing operations		$(1.43)	$(1.24)	$1.74
Discontinued operations		$—	$0.02	$0.85
Weighted average shares outstanding:
Basic		89,922,088	86,015,702	85,992,019
Diluted		89,922,088	86,015,702	86,029,363

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(130,706)	$(103,692)	$207,784
Other comprehensive (loss) income:
Other comprehensive (loss) income related to equity method investees, net (1)	(129,820)	(26,609)	372
Changes in pension and other employee benefit accounts	(324)	—	—
Comprehensive (loss) income	(260,850)	(130,301)	208,156
Comprehensive (loss) income attributable to non-controlling interest:
Continuing operations	(26,472)	(16,522)	(17,571)
Discontinued operations	—	—	247
Comprehensive (loss) income attributable to shareholders	$(234,378)	$(113,779)	$225,480
__________________________________________________

(1) Net of deferred tax (benefit) expense of $(2,187), $(7,075) and $99 for the years ended December 31, 2021, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2018	$840	$—	$1,029,376	$(32,817)	$—	$56,383	$1,053,782
Net income (loss)				225,108		(17,324)	207,784
Other comprehensive income				—	372	—	372
Total comprehensive income (loss)				225,108	372	(17,324)	208,156
Settlement of equity-based compensation						(10,483)	(10,483)
Issuance of common shares	9		384			—	393
Conversion of participating securities			(8)				(8)
Dividends declared - common shares			(113,541)			—	(113,541)
Issuance of preferred shares		81	193,911				193,992
Dividends declared - preferred shares				(1,838)			(1,838)
Equity-based compensation						8,404	8,404
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net loss				(87,170)		(16,522)	(103,692)
Other comprehensive loss				—	(26,609)	—	(26,609)
Total comprehensive loss				(87,170)	(26,609)	(16,522)	(130,301)
Settlement of equity-based compensation						(120)	(120)
Issuance of common shares	7		304				311
Conversion of participating securities			(7)				(7)
Dividends declared - common shares				(113,572)			(113,572)
Issuance of preferred shares		10	19,687				19,697
Dividends declared - preferred shares				(17,869)			(17,869)
Equity-based compensation						2,325	2,325
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(104,234)		(26,472)	(130,706)
Other comprehensive loss				—	(130,144)	—	(130,144)
Total comprehensive loss				(104,234)	(130,144)	(26,472)	(260,850)
Settlement of equity based compensation						(421)	(421)
Issuance of common shares	136		323,443				323,579
Dividends declared - common shares			(118,009)				(118,009)
Issuance of preferred shares		42	101,158				101,200
Dividends declared - preferred shares			(24,758)				(24,758)
Equity-based compensation						4,038	4,038
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(130,706)	$(103,692)	$207,784
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	12,734	5,039	2,375
Gain on sale of subsidiaries	—	(1,331)	(198,764)
(Gain) loss on sale of assets, net	(49,031)	308	(81,954)
Security deposits and maintenance claims included in earnings	(39,067)	(6,362)	(20,385)
Loss on extinguishment of debt	3,254	11,667	—
Equity-based compensation	4,038	2,325	8,404
Depreciation and amortization	201,756	172,400	171,225
Asset impairment	10,463	33,978	4,726
Change in deferred income taxes	(2,057)	(5,851)	14,495
Change in fair value of non-hedge derivatives	(2,220)	181	4,555
Amortization of lease intangibles and incentives	27,978	30,346	30,162
Amortization of deferred financing costs	21,723	7,315	8,333
Bad debt expense	12,953	3,595	3,986
Other	(440)	1,502	827
Change in:
Accounts receivable	(88,872)	(59,734)	(22,622)
Other assets	(30,789)	3,660	(17,890)
Accounts payable and accrued liabilities	25,079	(5,258)	31,543
Management fees payable to affiliate	1,042	(20,622)	19,080
Other liabilities	118	(6,360)	(14,837)
Net cash (used in) provided by operating activities	(22,044)	63,106	151,043

Cash flows from investing activities:
Investment in unconsolidated entities	(54,655)	(4,690)	(13,500)
Principal collections on finance leases	7,387	13,823	13,398
Acquisition of business, net of cash acquired	(627,090)	—	—
Acquisition of leasing equipment	(572,624)	(321,606)	(568,569)
Acquisition of property, plant and equipment	(157,332)	(264,829)	(331,171)
Acquisition of lease intangibles	(24,017)	1,997	606
Investment in convertible promissory notes	(10,000)	—	—
Acquisition of remaining interest in JV investment	—	—	(28,828)
Purchase deposit for aircraft and aircraft engines	(13,658)	(8,343)	(1,000)
Proceeds from sale of subsidiaries	—	—	183,819
Proceeds from sale of leasing equipment	158,927	72,175	248,454
Proceeds from sale of property, plant and equipment	4,494	—	—
Receipt of deposits for sale of aircraft and engine	600	—	—
Return of purchase deposits	1,010	2,350	—
Return of capital distributions from unconsolidated entities	—	—	1,555
Net cash used in investing activities	$(1,286,958)	$(509,123)	$(495,236)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from debt	$2,894,127	$1,340,981	$788,829
Repayment of debt	(1,553,231)	(852,197)	(405,131)
Payment of deferred financing costs	(52,739)	(28,243)	(34,218)
Receipt of security deposits	8,770	3,242	7,887
Return of security deposits	(1,201)	(4,655)	(368)
Receipt of maintenance deposits	31,507	33,369	65,279
Release of maintenance deposits	(20,724)	(15,712)	(26,940)
Proceeds from issuance of common shares, net of underwriter's discount	323,124	—	—
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	101,200	19,694	193,992
Settlement of equity-based compensation	(421)	(120)	(8,078)
Cash dividends - common shares	(118,009)	(113,572)	(113,541)
Cash dividends - preferred shares	(24,758)	(17,869)	(1,838)
Net cash provided by financing activities	1,587,645	364,918	465,873

Net increase (decrease) in cash and cash equivalents and restricted cash	278,643	(81,099)	121,680
Cash and cash equivalents and restricted cash, beginning of period	161,418	242,517	120,837
Cash and cash equivalents and restricted cash, end of period	$440,061	$161,418	$242,517

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$142,200	$71,637	$83,164
Cash paid for taxes	402	—	1,072

Supplemental disclosure of non-cash investing and financing activities:
Repayment and settlement of debt	$—	$—	$(24,250)
Acquisition of leasing equipment	47,114	141,478	(24,530)
Acquisition of property, plant and equipment	(581)	(13,237)	(47,520)
Investment in Long Ridge JV	—	—	155,589
Settled and assumed security deposits	(4,041)	(5,825)	(239)
Settlement of equity based compensation	—	—	(2,405)
Billed, assumed and settled maintenance deposits	(21,710)	(58,906)	15,117
Deferred financing costs	—	—	(1,161)
Change in fair value of pension and other retirement benefit liabilities	(237)	—	—
Change in fair value of cash flow hedge	—	—	372
Non-cash change in equity method investment	(129,907)	(26,609)	—
Issuance of common shares	455	304	385

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (“we”, “us”, “our” or the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), owns and leases aviation equipment and also owns and operates (i) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (ii) a deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iii) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant in operation (“Long Ridge”) and (iv) five freight railroads and one switching company (“Transtar”) that provide rail service to certain manufacturing and production facilities. Additionally, we own and lease offshore energy equipment and shipping containers. We have four reportable segments, (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar, which operate in two primary businesses, Equipment Leasing and Infrastructure (see Note 19).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include both our accounts and those of our subsidiaries.
Principles of Consolidation—We consolidate all entities in which we have a controlling financial interest and control over significant operating decisions, as well as variable interest entities (“VIEs”) in which we are the primary beneficiary. All intercompany transactions and balances have been eliminated. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
We use the equity method of accounting for investments in entities in which we exercise significant influence, but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities as well as the proportionate interest in adjustments to other comprehensive income (loss).
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary and, accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. Total VIE assets of DRP were $316.5 million and $273.6 million, and total VIE liabilities of DRP were $32.6 million and $32.2 million as of December 31, 2021 and 2020, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 10) and other qualifying constructions projects at Jefferson Terminal.
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations within our Aviation Leasing segment. Aviation inventory is carried at the lower of cost or net realizable value on our balance sheet. We had Aviation inventory of $100.3 million and $58.2 million as of December 31, 2021 and 2020, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $6.8 million and $0.1 million as of December 31, 2021 and 2020, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Offshore energy vessels	25 years from date of manufacture	10% of new build cost
Railcars and locomotives	1 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	1 - 50 years from date of manufacture	Scrap value at end of useful life
Land, site improvements and rights	N/A	N/A
Bridges and tunnels	15 - 55 years	Scrap value at end of useful life
Buildings and site improvements	3 - 30 years	Scrap value at end of useful life
Railroad equipment	2 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	2 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	2 - 5 years from date of purchase	None
Construction in progress	N/A	N/A

Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Project costs of major additions and betterments, including capitalizable engineering costs and other costs directly related to the development or construction of project, are capitalized and depreciation commences once it is placed into service. Interest costs directly related to and incurred during the construction period of property, plant and equipment are capitalized. Significant spare parts are depreciated in conjunction with the underlying property, plant and equipment asset when placed in service.
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
We, through our equity method investment in Long Ridge, have a working interest in various natural gas reserves located in southeastern Ohio. Our interest in this natural gas joint venture is consolidated on a proportionate basis by Long Ridge in accordance with Accounting Standards Codification (“ASC”) Topic 932 Extractive Activities – Oil and Gas. We follow the successful efforts method of accounting for costs incurred in oil and gas producing activities. Capitalized costs are amortized using the unit-of-production method based on total proved reserves.
Capitalized Interest—The interest cost associated with major development, construction projects and tax exempt bonds is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $10.1 million, $20.9 million and $11.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense was $9.0 million, $4.1 million and $5.0 million during the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; a significant change in market conditions; or the introduction of newer technology aircraft, vessels, engines or railcars. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal and Transtar. The carrying amount of goodwill was approximately $257.1 million and $122.7 million as of December 31, 2021 and 2020, respectively. The goodwill amounts as of December 31, 2020 related to the Jefferson reporting unit. The increase in 2021 reflects our acquisition of Transtar. See Note 4 for additional information.

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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the years ended December 31, 2021 or 2020.
Beginning in 2020, we adopted new guidance regarding the testing and recognition of a goodwill impairment, which prior to 2020 required two steps. A goodwill impairment assessment compares the fair value of the respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount, a goodwill impairment is recorded to the extent that the carrying value of the reporting unit exceeds its fair value.
We estimate the fair value of the Jefferson and Transtar reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Due to the acquisition of Transtar in the current year, the estimated fair value of that reporting unit approximates the book value. The Jefferson reporting unit had an estimated fair value that exceeded its carrying value by less than 20%. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products and is subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 31, 2021, approximately 4.3 million barrels of storage was currently operational with 1.9 million barrels currently under construction for new contracts which will complete our storage development for our main terminal. Our discount rate for our 2021 goodwill impairment analysis was 9.0% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal segment to continue to generate positive Adjusted EBITDA in future years. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. The impact of the COVID-19 global pandemic during 2020 and 2021 negatively affected refining volumes and therefore Jefferson Terminal crude throughput but we have seen the activity starting to normalize and are expected to ramp back to normal during 2022. Furthermore, we anticipate strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate as Canadian crude pipeline apportionment increases. Also, as our pipeline connections became fully operational during 2021, we remain positive for the outlook of Jefferson Terminal's earnings potential.
There were no impairments of goodwill for the years ended December 31, 2021, 2020, and 2019.
Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
In accounting for acquired leasing equipment, we make estimates about the fair value of the acquired leases. In determining the fair value of these leases, we make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of approximately 61 months as of December 31, 2021, and are recorded as a component of equipment leasing revenues in the accompanying Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated Statements of Operations. The weighted-average remaining amortization period was approximately 154 months as of December 31, 2021.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $64.5 million and $36.2 million as of December 31, 2021 and 2020, respectively, are included in Debt, net in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $2.9 million and $1.6 million as of December 31, 2021 and 2020, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $21.7 million, $7.3 million and $8.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the relative fair value of the aircraft and lease. The fair value of the lease may include a lease premium or discount which is recorded as a favorable or unfavorable lease intangible.
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the year ended December 31, 2021.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Infrastructure Revenues
Terminal Services Revenues—Terminal services are provided to customers for the receipt and redelivery of various commodities. These revenues relate to performance obligations that are recognized over time using the right to invoice practical expedient, i.e., invoiced as the services are rendered and the customer simultaneously receives and consumes the benefit over the contract term. The Company’s performance of service and right to invoice corresponds with the value delivered to our customers. Revenues are typically invoiced and paid on a monthly basis.
Rail Revenues—Rail revenues generally consist of the following performance obligations: industrial switching, interline services, demurrage and storage. Switching revenues are derived from the performance of switching services, which involve the movement of cars from one point to another within the limits of an individual plant, industrial area, or a rail yard. Switching revenues are recognized as the services are performed, and the services are generally completed on the same day they are initiated.
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
Crude Marketing Revenues—Crude marketing revenues consist of marketing revenue related to Canadian crude oil. Contracts to sell crude products to customers contain performance obligations to deliver the product over the term of the contract. The revenues are recognized when the control of the product is transferred to the customer, based on the volume delivered and the price within the contract. Revenues are typically invoiced and paid on a monthly basis.
Other Revenue—Other revenue primarily consists of revenue related to the handling, storage and sale of raw materials. Revenues for the handling and storage of raw materials relate to performance obligations that are recognized over time using the right to invoice practical expedient, i.e., invoiced as the services are rendered and the customer simultaneously receives and consumes the benefit over the contract term. Our performance of service and right to invoice corresponds with the value delivered to our customers. Revenues for the sale of raw materials relate to contracts that contain performance obligations to deliver the product over the term of the contract. The revenues are recognized when the control of the product is transferred to the customer, based on the volume delivered and the price within the contract. Other revenues are typically invoiced and paid on a monthly basis.
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
All lease liabilities are measured at the present value of the unpaid lease payments, discounted using our incremental borrowing rate based on the information available at commencement date of the lease. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for prepaid rent and lease incentives. Operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for prepaid or accrued lease payments and lease incentives. The finance lease ROU assets are subsequently amortized using the straight-line method.
Operating lease expenses are recognized on a straight-line basis over the lease term. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability and is recorded in Operating expenses in the Consolidated Statements of Operations. Variable lease payments, which are primarily based on usage, are recognized when the associated activity occurs.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 11% and 12% of our revenue from one customer in the Aviation segment and one customer in the Transtar segment during the year ended December 31, 2021. We earned 11% and 19% of our revenue from one customer in the Aviation Leasing segment and one customer in the Jefferson Terminal segment during the years ended December 31, 2020, and 2019, respectively.
As of December 31, 2021, there were two customers in the Aviation Leasing segment that represented 36% and 13% of total accounts receivable, net. As of December 31, 2020, there were two customers in the Aviation Leasing segment that represented 40% and 15% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $16.9 million and $4.6 million as of December 31, 2021 and 2020, respectively. Bad debt expense was $13.0 million, $3.6 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Expense Recognition—Expenses are recognized on an accrual basis as incurred.
Acquisition and Transaction Expenses—Acquisition and transaction expense is comprised of costs related to business combinations, dispositions and terminated deal costs related to asset acquisitions, including advisory, legal, accounting, valuation and other professional or consulting fees.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income related to cash flow hedges of our equity method investees and pension and other postretirement benefits.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive (loss) income in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows.
Derivatives Not Designated as Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of change in fair value of these contracts is recognized in Equity in earnings (losses) in unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in earnings (losses) in unconsolidated entities in our Consolidated Statements of Cash Flows.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Income Taxes—A portion of our income earned by our corporate subsidiaries is subject to U.S. federal and state income taxation and is taxed at currently enacted rates. The remainder of our income is allocated directly to our partners and is not subject to a corporate level of taxation. Certain subsidiaries of ours are subject to income tax in the foreign countries in which they conduct business.
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
Other Assets—Other assets is primarily comprised of commodities inventory of $6.8 million and $0.1 million, purchase deposits for acquisitions of $13.7 million and $6.1 million, lease incentives of $46.9 million and $55.1 million, prepaid expenses of $21.4 million and $10.1 million, notes receivable of $40.4 million and $0.7 million, maintenance right assets of $5.1 million and $6.4 million and aircraft engine modules, spare parts and used material inventory of $100.3 million and $58.2 million as of December 31, 2021 and 2020, respectively.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, aviation leasing equipment maintenance and aircraft engine modules, spare parts, used material inventory, accrued compensation and interest.
Pension and Other Postretirement Benefits—We have obligations for a pension and a postretirement benefit plan in connection with the acquisition of Transtar for certain eligible Transtar employees. The pension and other postretirement obligations and the related net periodic costs are based on, among other things, assumptions regarding the discount rate, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. We will recognize into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the projected benefit obligations (the corridor). These unrecognized amounts in excess of the corridor are amortized over the plan participants' average life expectancy or average future service, depending on the demographics of the plan. Refer to Note 16 for additional discussion on the pension and postretirement plans.
Dividends—Dividends are recorded if and when declared by the Board of Directors. The Board of Directors declared cash dividends of $1.32 per common share during each of the years ended December 31, 2021, 2020 and 2019.
Additionally, the Board of Directors declared cash dividends on the Series A Preferred Shares of $2.06, $2.06 and $0.53 per share for the years ended December 31, 2021, 2020 and 2019, respectively, the Series B Preferred Shares of $2.00 and $2.10 per share for the years ended December 31, 2021 and 2020, respectively, and the Series C Preferred Shares of $1.49 for the year ended December 31, 2021.
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
3. DISCONTINUED OPERATIONS
In December 2019, we completed the sale of Central Maine & Quebec Railway (“CMQR”), which was previously reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations. Accordingly, the assets, liabilities and results of operations of CMQR have been reported as discontinued operations for all periods presented.
The following table presents the significant components of net income from discontinued operations:

	Year Ended December 31,
	2021	2020	2019
Revenues
Total revenues	$—	$—	$39,071
Expenses
Operating expense	—	—	32,815
Acquisition and transaction expenses	—	—	5,526
Depreciation and amortization	—	—	2,202
Interest expense	—	—	1,458
Total expenses	—	—	42,001
Gain on sale of assets, net	—	1,331	77,468
Other income	—	1,331	77,468
Income before income taxes	—	1,331	74,538
Provision for income taxes	—	—	1,076
Net income	—	1,331	73,462
Less: Net income attributable to non-controlling interests in consolidated subsidiaries	—	—	247
Net income attributable to shareholders	$—	$1,331	$73,215

The following table presents the significant non-cash items and capital expenditures from discontinued operations:

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Depreciation and amortization	$—	$—	$2,202
Amortization of deferred financing costs	—	—	256
Share-based compensation expense	—	—	3,114
Investing activities:
Purchases of property, plant and equipment	$—	$—	$(6,949)
4. ACQUISITION OF TRANSTAR LLC
On July 28, 2021, we completed the acquisition for 100% of the equity interests of Transtar, LLC (“Transtar”) from United States Steel Corporation (“USS”) for total cash consideration of $636 million. Transtar is comprised of five freight railroads and one switching company, of which two railroads are connected to USS’s largest production facilities. We also entered into an exclusive rail partnership with USS, under which we will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Transtar operates as a separate reportable segment within our Infrastructure business. See Note 19 for additional information. The results of operations at Transtar have been included in the Consolidated Statements of Operations as of the effective date of the acquisition. In connection with the acquisition, we recorded $9.8 million of acquisition and transaction expense during the year ended December 31, 2021.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
We funded the transaction with bridge loans in an aggregate principal amount of $650 million. In September 2021, we issued new equity and debt and repaid in full the bridge loans. See Notes 10 and 20 for additional information.
In accordance with ASC 805, the following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions and are preliminary. The significant assumptions used to estimate the fair value of the property, plant and equipment included replacement cost estimates, salvage values and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included discount rate and future revenues and operating expenses. The final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. The final acquisition accounting adjustments may be materially different and may include (i) changes in fair values of Property, plant and equipment and associated salvage values; (ii) changes in allocations to Intangible assets, as well as goodwill; and, (iii) other changes to assets and liabilities, such as working capital accounts and inventory.
The following table summarizes the preliminary allocation of the purchase price, as presented in our Consolidated Balance Sheets:

Fair value of assets acquired:
Cash and cash equivalents	$8,918
Accounts receivable	18,625
Operating lease right-of-use assets	12,231
Property, plant and equipment	490,561
Intangible assets	60,000
Other assets	15,008
Total assets	605,343
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	47,010
Operating lease liabilities	10,689
Pension and other postretirement benefits (1)	37,552
Other liabilities	8,487
Total liabilities	103,738
Goodwill (2)	134,402
Total purchase consideration	$636,007
________________________________________________________
(1) Included in Other liabilities in the Consolidated Balance Sheets.
(2) Goodwill is primarily attributable to the assembled workforce of Transtar and the synergies expected to be achieved. This goodwill is assigned to the new Transtar segment and is deductible for income tax purposes.
The following table presents the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$60,000

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the property, plant and equipment and their estimated useful lives:

	Estimated useful life in years	Fair value
Railcars and locomotives	1 - 40	$112,981
Track and track related assets	1 - 40	90,904
Land, site improvements and rights	N/A	87,450
Bridges and tunnels	15 - 55	174,889
Buildings and improvements	3 - 25	12,448
Railroad equipment	2 - 15	2,725
Terminal machinery and equipment	2 - 15	3,325
Vehicles	2 - 5	3,740
Construction in progress	N/A	1,928
Computer hardware and software	2 - 5	171
Total		$490,561
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
•The exclusion of acquisition-related costs incurred during the year ended December 31, 2021 and allocation of substantially all acquisition-related costs to the year ended December 31, 2020; and
•Associated tax-related impacts of adjustments.
The following unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2020.

	Year Ended December 31,
	2021	2020
Total revenue	$536,805	$481,678
Net loss attributable to shareholders	(104,611)	(125,989)
5. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2021	2020
Leasing equipment	$2,356,219	$2,042,404
Less: Accumulated depreciation	(464,570)	(407,145)
Leasing equipment, net	$1,891,649	$1,635,259

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
During the year ended December 31, 2021, we evaluated our leasing equipment portfolio and identified certain assets with indicators of impairment including, but not limited to, early lease terminations and a decline in market values due to the ongoing COVID-19 pandemic for leasing equipment. For these assets, we performed a recoverability assessment at the individual asset level and determined that the carrying amounts exceeded the estimated future undiscounted net cash flows and these assets were impaired. To determine fair value, we used both a market approach, using quoted market prices for the same or similar assets, and an income approach, using discounted cash flows and an estimated discount rate. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $10.5 million, net of redelivery compensation.
The following table presents information related to acquisitions and dispositions of aviation leasing equipment:

	Year Ended December 31,
	2021	2020	2019
Acquisitions:
Aircraft	52	20	31
Engines	60	37	31
Dispositions:
Aircraft	4	—	5
Engines	56	25	58

Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Depreciation expense for leasing equipment	$148,549	$142,266	$137,004
6. FINANCE LEASES, NET
Finance leases, net are summarized as follows:

	December 31,
	2021	2020
Finance leases	$8,358	$9,389
Unearned revenue	(775)	(2,462)
Finance leases, net	$7,583	$6,927

During the year ended December 31, 2021, we entered into 52-month sales-type lease arrangements for five airframes. During the fourth quarter of 2021, one of our lessees exercised its option to purchase the aircraft for an amount equal to the remaining principal balance plus unpaid accrued interest per the terms of the agreement.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2021	2020
Land, site improvements and rights	$149,914	$52,047
Construction in progress	154,859	425,261
Bridges and Tunnels	174,889	—
Buildings and improvements	19,164	4,491
Terminal machinery and equipment	962,552	557,788
Track and track related assets	100,014	2,349
Railroad equipment	8,331	5,560
Railcars and locomotives	111,574	—
Computer hardware and software	5,335	5,101
Furniture and fixtures	3,119	2,449
Other	10,548	5,870
	1,700,299	1,060,916
Less: Accumulated depreciation	(144,442)	(96,553)
Property, plant and equipment, net	$1,555,857	$964,363

We added property, plant and equipment of $639.4 million and $258.9 million during the years ended December 31, 2021 and 2020, respectively, which primarily consist of assets acquired in our acquisition of Transtar and terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Depreciation expense for property, plant and equipment:
Continuing operations	$47,915	$26,581	$28,466
Discontinued operations	—	—	2,187
Total	$47,915	$26,581	$30,653
8. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2021	December 31, 2020
Advanced Engine Repair JV	Equity method	25%	$21,317	$22,721
Falcon MSN 177 LLC	Equity method	50%	1,600	—
Long Ridge Terminal LLC (1)	Equity method	50%	—	122,539
FYX Trust Holdco LLC	Equity	14%	1,255	1,255
GM-FTAI Holdco LLC	Equity method	See below	52,295	—
Clean Planet Energy USA LLC	Equity method	50%	858	—
			$77,325	$146,515
________________________________________________________
(1) The carrying value of $17.5 million as of December 31, 2021 is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the year ended December 31, 2021.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) earnings:

	Year Ended December 31,
	2021	2020	2019
Advanced Engine Repair JV	$(1,403)	$(1,931)	$(1,829)
JGP Energy Partners LLC	—	—	(292)
Intermodal Finance I, Ltd.	470	114	(62)
Long Ridge Terminal LLC	(11,429)	(3,222)	(192)
GM-FTAI Holdco LLC	(205)	—	—
Clean Planet Energy USA LLC	(167)	—	—
Total	$(12,734)	$(5,039)	$(2,375)

Equity Method Investments
Clean Planet Energy USA LLC
In November 2021, we acquired 50% of the Class A shares of Clean Planet Energy USA LLC (“CPE”) with an initial investment of $1.0 million. CPE intends on building waste plastic-to-fuel plants in the United States. The plants will convert various grades of non-recyclable waste plastic to renewable diesel in the form of jet fuel, diesel, naphtha, and low sulfur fuel oil. We account for our investment in CPE as an equity method investment as we have significant influence through our ownership of Class A shares.
Falcon MSN 177 LLC
In November 2021, we invested $1.6 million for a 50% interest in Falcon MSN 177 LLC, an entity that consists of one Dassault Falcon 2000 aircraft. Falcon MSN 177 LLC leases the aircraft to charter operators on aircraft, crew maintenance, and insurance contracts. We account for our investment in Falcon as an equity method investment as we have significant influence through our held interest.
GM-FTAI Holdco LLC
In September 2021, we acquired 1% of the Class A shares and 50% of the Class B shares of GM-FTAI Holdco LLC for $52.5 million. GM-FTAI Holdco LLC owns 100% interest in Gladieux Metals Recycling (“GMR”) and Aleon Renewable Metals LLC (“Aleon”). GMR specializes in recycling spent catalyst produced in the petroleum refining industry.
Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location will collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. Aleon and GMR are governed by separate boards of directors. Our ownership of Class A and B shares in GM-FTAI Holdco LLC provides us with 1% and 50% economic interest in GMR and Aleon, respectively. We account for our investment in GM-FTAI Holdco LLC as an equity method investment as we have significant influence through our ownership of Class A and Class B shares of GM-FTAI Holdco LLC.
Long Ridge Terminal LLC
In December 2019, Ohio River Shareholder LLC (“ORP”), a wholly-owned subsidiary, contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150 million in cash, plus an earn out, which was written off during the year ended December 31, 2021. We recognized a gain of $116.7 million in relation to the Long Ridge Transaction. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method. Following the sale, we deconsolidated ORP, which held the assets of Long Ridge.
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
In December 2019, we purchased the remaining 50% interest in JGP from the joint venture partner for a purchase price of approximately $30 million, consolidated JGP and no longer account for this as an equity method investment. As a result of this transaction, we recorded additional goodwill of $6.6 million and a gain of $4.6 million during the year ended December 31, 2019.
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
As of December 31, 2021, Intermodal owns a portfolio of approximately 500 shipping containers subject to multiple operating leases.
Equity Investments
FYX Trust Holdco LLC
In July 2020, we invested $1.3 million for a 14% interest in an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. FYX has developed a mobile and web-based application that connects fleet managers, owner-operators, and drivers with repair vendors to efficiently and reliably quote, dispatch, monitor, and bill roadside repair services.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Terminal LLC:

	December 31,
Balance Sheet	2021	2020
Assets
Cash and cash equivalents	$2,932	$3,057
Restricted cash	32,469	26,920
Accounts receivable, net	17,896	5,711
Property, plant, and equipment, net	764,607	612,234
Intangible assets, net	4,940	5,320
Goodwill	89,390	89,390
Other assets	14,441	9,384
Total assets	$926,675	$752,016

Liabilities
Accounts payable and accrued liabilities	$16,121	$25,173
Debt, net	604,261	445,733
Other liabilities	341,279	36,515
Total liabilities	961,661	507,421

Equity
Shareholders’ equity	(1,035)	251,403
Accumulated deficit	(33,951)	(6,808)
Total equity	(34,986)	244,595
Total liabilities and equity	$926,675	$752,016

	Year Ended December 31,
Income Statement	2021	2020
Total revenue	85,638	24,917

Expenses
Operating expenses	28,310	16,339
Depreciation and amortization	24,836	11,004
Interest expense	11,005	2,037
Total expenses	64,151	29,380
Other expense	(44,302)	(1,967)
Net loss	$(22,815)	$(6,430)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
9. INTANGIBLE ASSETS AND LIABILITIES, NET
Our intangible assets and liabilities, net are summarized as follows:

	December 31, 2021
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$67,013	$—	$—	$67,013
Less: Accumulated amortization	(36,051)	—	—	(36,051)
Acquired favorable lease intangibles, net	30,962	—	—	30,962
Customer relationships	—	35,513	60,000	95,513
Less: Accumulated amortization	—	(26,038)	(1,738)	(27,776)
Acquired customer relationships, net	—	9,475	58,262	67,737
Total intangible assets, net	$30,962	$9,475	$58,262	$98,699

Intangible liabilities
Acquired unfavorable lease intangibles	$14,795	$—	$—	$14,795
Less: Accumulated amortization	(6,068)	—	—	(6,068)
Acquired unfavorable lease intangibles, net	$8,727	$—	$—	$8,727

	December 31, 2020
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$35,349	$—	$—	$35,349
Less: Accumulated amortization	(29,591)	—	—	(29,591)
Acquired favorable lease intangibles, net	5,758	—	—	5,758
Customer relationships	—	35,513	—	35,513
Less: Accumulated amortization	—	(22,485)	—	(22,485)
Acquired customer relationships, net	—	13,028	—	13,028
Total intangible assets, net	$5,758	$13,028	$—	$18,786

Intangible liabilities
Acquired unfavorable lease intangibles	$7,151	$—	$—	$7,151
Less: Accumulated amortization	(4,604)	—	—	(4,604)
Acquired unfavorable lease intangibles, net	$2,547	$—	$—	$2,547

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the accompanying Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2021	2020	2019
Lease intangibles	Equipment leasing revenues	$4,993	$3,747	$7,181
Customer relationships:	Depreciation and amortization
Continuing operations		5,292	3,553	3,553
Discontinued operations		—	—	15
Total		$10,285	$7,300	$10,749

As of December 31, 2021, estimated net annual amortization of intangibles is as follows:

2022	$17,242
2023	14,585
2024	10,490
2025	5,782
2026	4,389
Thereafter	37,484
Total	$89,972

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
10. DEBT, NET
Our debt, net is summarized as follows:

	December 31, 2021			December 31, 2020
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
DRP Revolver (1)	$25,000	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Eurodollar)	11/5/24	$25,000
Revolving Credit Facility (2)	189,473	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR Rate + 3.00%	12/2/24	—
EB-5 Loan Agreement	26,100	5.75%	1/25/26	—
2021 Bridge Loans	100,527	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	12/15/22	—
Total loans payable	341,100			25,000
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980
Series 2021 Bonds	425,000	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	—
Senior Notes due 2022 (3)	—	N/A	N/A	399,331
Senior Notes due 2025 (4)	852,198	6.50%	10/1/25	852,673
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (5)	1,002,416	5.50%	5/1/28	—
Total bonds payable	2,943,594			1,915,984
Debt	3,284,694			1,940,984
Less: Debt issuance costs	(64,483)			(36,222)
Total debt, net	$3,220,211			$1,904,762

Total debt due within one year	$100,527			$25,000
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
(3) Includes unamortized discount of $2,230 and an unamortized premium of $1,561 at December 31, 2020 .
(4) Includes unamortized discount of $3,509 and $4,303 at December 31, 2021 and 2020, respectively, and an unamortized premium of $5,707 and $6,976 at December 31, 2021 and 2020, respectively.
(5) Includes an unamortized premium of $2,416 at December 31, 2021.

2021 Activity
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
DRP Revolver—On November 5, 2021, we entered into an amendment to the DRP Revolver, which extends the maturity date under the DRP Revolver to November 5, 2024. In connection with this extension, the obligations of FTAI to contribute capital in the event of an event of default under the DRP Revolver were terminated.
Revolving Credit Facility—On December 2, 2021, we entered into an amendment to the Revolving Credit Facility, which extends the maturity date under the Revolving Credit Facility to December 2, 2024.
2021 Bridge Loans—On December 2, 2021, we entered into an agreement for senior secured bridge term loans (“2021 Bridge Loans”) in an aggregate principal amount of $350.0 million, which we used to finance or refinance certain assets. The 2021 Bridge Loans mature on December 15, 2022.
2020 Activity
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Revolving Credit Facility—On May 11, 2020, we entered into an amendment to the Revolving Credit Facility which, among other things, (i) permits the incurrence of additional secured indebtedness to finance the potential acquisition of certain aviation assets, subject to certain limitations, (ii) provides that, to the extent borrowings under the existing agreement exceed $150 million, we will pledge certain aviation assets as additional collateral and (iii) incorporates certain other updates, including procedures by which the parties will select a benchmark interest rate.
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
We were in compliance with all debt covenants as of December 31, 2021.
As of December 31, 2021, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
DRP Revolver	$—	$—	$25,000	$—	$—	$—	$25,000
Revolving Credit Facility	—	—	189,473	—	—	—	189,473
EB-5 Loan Agreement	—	—	—	—	26,100	—	26,100
2021 Bridge Loans	100,527	—	—	—	—	—	100,527
Series 2020 Bonds	—	—	—	79,060	—	184,920	263,980
Series 2021 Bonds	—	—	—	—	9,025	415,975	425,000
Senior Notes due 2025	—	—	—	850,000	—	—	850,000
Senior Notes due 2027	—	—	—	—	—	400,000	400,000
Senior Notes due 2028	—	—	—	—	—	1,000,000	1,000,000
Total principal payments on loans and bonds payable	$100,527	$—	$214,473	$929,060	$35,125	$2,000,895	$3,280,080
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

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2021	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$188,078	$188,078	$—	$—	Market
Restricted cash	251,983	251,983	—	—	Market
Derivative assets	2,220	—	2,220	—	Income
Total assets	$442,281	$440,061	$2,220	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2020	December 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$121,703	$121,703	$—	$—	Market
Restricted cash	39,715	39,715	—	—	Market
Total assets	$161,418	$161,418	$—	$—

Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
The fair value as of December 31, 2021 of our commodity derivative assets classified as Level 2 measurements are estimated by applying the income and market approaches, based on quotes of observable market transactions, and adjusted for estimated differential factors based on quality and delivery locations.
Except as discussed below, our financial instruments other than cash, cash equivalents and restricted cash consist principally of accounts receivable, accounts payable and accrued liabilities, loans payable, bonds payable, security deposits, maintenance deposits and management fees payable, whose fair value approximates their carrying value based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	December 31,
	2021	2020
Series 2020 A Bonds (1)	$189,773	$186,306
Series 2020 B Bonds (1)	81,637	79,723
Series 2021 A Bonds (1)	222,023	—
Series 2021 B Bonds (1)	194,278	—
Senior Notes due 2022	—	403,536
Senior Notes due 2025	881,408	888,701
Senior Notes due 2027	448,848	460,340
Senior Notes due 2028	1,019,470	—
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the underlying businesses and the leasing and eventual sale of assets.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivatives
Crude Oil
Depending on market conditions, we sourced crude oil from producers in Canada, arranging logistics to Jefferson Terminal and marketing crude oil to third parties. We exited this strategy in the fourth quarter of 2019. These crude oil forward purchase and sales contracts are not designated in hedging relationships.
Butane
Depending on market conditions, Repauno enters into forward purchase and sales contracts for butane. These derivatives are short-term in nature, are used for trading purposes and classified as Level 2 derivatives.
The following table presents information related to our butane derivative contracts:

	December 31,
	2021	2020
Notional Amount (BBL in thousands)	244	N/A
Fair Value of Assets (1)	$2,220	$—
Term	1 to 3 months	N/A
________________________________________________________
(1) Included in Other assets in the Consolidated Balance Sheets.
The following table presents a summary of the changes in fair value for all Level 3 crude oil derivatives:

	Year Ended December 31,
	2021	2020	2019
Beginning Balance	$—	$181	$6,545
Net losses recognized in earnings	—	(181)	(6,364)
Purchases	—	—	314
Sales	—	—	(674)
Settlements	—	—	360
Ending Balance	$—	$—	$181

There were no transfers into or out of Level 3 during the periods presented.
13. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues attributed to our Equipment Leasing business unit are within the scope of ASC 842, while revenues attributed to our Infrastructure business unit are within the scope of ASC 606, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$161,985	$—	$—	$—	$10,131	$172,116
Maintenance revenue	128,819	—	—	—	—	128,819
Finance lease income	1,747	—	—	—	—	1,747
Other revenue	28,871	—	—	—	4,030	32,901
Total equipment leasing revenues	$321,422	$—	$—	$—	$14,161	$335,583
Infrastructure revenues
Lease income	—	1,688	—	736	—	2,424
Rail revenues	—	—	—	56,803	—	56,803
Terminal services revenues	—	44,664	374	—	—	45,038
Other revenue	—	—	11,243	—	4,711	15,954
Total infrastructure revenues	—	46,352	11,617	57,539	4,711	120,219
Total revenues	$321,422	$46,352	$11,617	$57,539	$18,872	$455,802

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$166,331	$—	$—	$—	$11,145	$177,476
Maintenance revenue	101,462	—	—	—	—	101,462
Finance lease income	2,260	—	—	—	—	2,260
Other revenue	11,158	—	—	—	5,578	16,736
Total equipment leasing revenues	$281,211	$—	$—	$—	$16,723	$297,934
Infrastructure revenues
Lease income	—	1,186	—	—	—	1,186
Terminal services revenues	—	50,887	—	—	—	50,887
Crude marketing revenues	—	8,210	—	—	—	8,210
Other revenue	—	—	3,855	—	4,424	8,279
Total infrastructure revenues	—	60,283	3,855	—	4,424	68,562
Total revenues	$281,211	$60,283	$3,855	$—	$21,147	$366,496

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$197,305	$—	$—	$—	$9,796	$207,101
Maintenance revenue	134,914	—	—	—	—	134,914
Finance lease income	2,648	—	—	—	—	2,648
Other revenue	1,808	—	—	—	2,851	4,659
Total equipment leasing revenues	$336,675	$—	$—	$—	$12,647	$349,322
Infrastructure revenues
Lease income	—	2,306	1,056	—	—	3,362
Terminal services revenues	—	35,908	7,057	—	—	42,965
Crude marketing revenues	—	166,134	—	—	—	166,134
Other revenue	—	—	14,074	—	2,917	16,991
Total infrastructure revenues	—	204,348	22,187	—	2,917	229,452
Total revenues	$336,675	$204,348	$22,187	$—	$15,564	$578,774

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases across several market sectors as of December 31, 2021:

	Operating leases	Finance leases
2022	$180,243	$394
2023	131,397	258
2024	93,421	113
2025	65,849	10
2026	38,426	—
Thereafter	43,355	—
Total	$552,691	$775
14. LEASES
We have commitments as lessees under lease agreements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately two months to 41 years.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents lease related costs:

	Year Ended December 31,
	2021	2020	2019
Finance leases
Amortization of right-of-use assets	$380	$—	$—
Interest on lease liabilities	27	—	—
Finance lease expense	407	—	—
Operating lease expense	6,564	4,719	5,857
Short-term lease expense	995	778	3,605
Variable lease expense	1,590	1,379	3,263
Sublease income	—	—	(1,032)
Lease expense from continuing operations	9,556	6,876	11,693

Finance lease expense	—	—	304
Operating lease expense	—	—	3,705
Lease expense from discontinued operations	—	—	4,009

Total lease expense	$9,556	$6,876	$15,702

The following table presents information related to our operating leases as of and for the year ended December 31, 2021:

Right-of-use assets, net	$75,344
Lease liabilities	$73,594

Weighted average remaining lease term	33.5 years
Weighted average incremental borrowing rate	5.6%

Cash paid for amounts included in the measurement of operating lease liabilities
Continuing operations	$6,114

The following table presents future minimum lease payments under non-cancellable operating leases as of December 31, 2021:

2022	$9,723
2023	8,009
2024	7,035
2025	6,719
2026	5,583
Thereafter	142,878
Total undiscounted lease payments	179,947
Less: Imputed interest	106,353
Total lease liabilities	$73,594

In July 2021, in connection with our acquisition of Transtar, we assumed ROU assets of approximately $12.2 million with a weighted average remaining term of 5.5 years.
Additionally, during the year ended December 31, 2021, we entered into a new lease for real estate, which had a ROU asset value of $2.7 million and a lease term of approximately five years at commencement.

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
As of December 31, 2021, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The following table presents our stock-based compensation expense:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met as of December 31, 2021
	2021	2020	2019
Restricted shares	$3,215	$1,676	$1,054	$3,731
Common units	823	649	455	1,048
Total - continuing operations	$4,038	$2,325	$1,509	$4,779

Common units - discontinued operations	$—	$—	$3,114

The following tables present information for our stock options, restricted shares of our subsidiary and common units of our subsidiary:

	Stock Options		Restricted Shares		Common Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price	Units	Weighted Average Issuance Price
Outstanding as of December 31, 2020	2,243,692	$16.81	578,802	$7.64	1,394,475	$1.14
Granted	1,684,318	26.35	662,423	8.48	1,052,632	1.14
Less: exercised / vested	165,268	18.22	367,804	8.90	1,223,265	1.13
Less: forfeited and canceled	—	—	254,180	8.08	263,013	1.14
Outstanding as of December 31, 2021	3,762,742		619,241		960,829

	Stock Options	Restricted Shares	Common Units
As of December 31, 2021:
Weighted average exercise / issuance price (per share)	$21.02	$8.02	$1.14
Aggregate intrinsic value (in thousands)	$29,951	$5,569	$1,326
Weighted average remaining contractual term (in years)	8.3	1.0	1.1

During the year ended December 31, 2021, the Manager transferred 25,998 of its options to certain of the Manager’s employees.
Stock Options
In connection with our equity offerings (see Note 20 for details), we granted options to the Manager related to common shares. The fair value of these options was recorded as an increase in equity with an offsetting reduction of capital proceeds received.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents information related to the options related to our shares:

		Year Ended December 31,
		2021			2020			2019
Number of options		1,684,318			129,988			1,262,362
Fair value ($ millions)		$13.8			$0.7			$1.8
Ranges
Expected volatility	The expected stock volatility is based on an assessment of the volatility of our publicly traded common shares	44.78%	-	45.60%	61.27%	-	62.12%	21.45%	-	21.89%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	1.34%	-	1.70%	0.51%	-	0.76%	1.45%	-	1.67%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	3.16%	-	3.64%	6.23%	-	11.79%	6.58%	-	8.02%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	10 years			10 years			10 years

Restricted Shares
We issued 662,423, 545,806 and 113,121 restricted shares of our subsidiary during the years ended December 31, 2021, 2020 and 2019, respectively, that had grant date fair values of $5.6 million, $4.0 million and $1.5 million, respectively, and generally vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Common Units
We issued 1,052,632, 831,140 and 1,110,000 common units of our subsidiary during the years ended December 31, 2021, 2020 and 2019, respectively, that had grant date fair values of $1.2 million, $0.9 million and $3.4 million, respectively, and vest over three years. These awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
16. RETIREMENT BENEFIT PLANS
In connection with the acquisition of Transtar (see Note 4), we established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
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
The following table summarizes our retirement plan costs for the year ended December 31, 2021 and estimated benefit obligation as of December 31, 2021. Service costs and interest costs are recorded in Operating expenses and Other (expense) income, respectively, in the Consolidated Statements of Operations.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Pension Benefits	Postretirement Benefits
Benefit obligation as of January 1, 2021	$—	$—
Transtar acquisition	9,055	28,488
Service costs	712	864
Interest costs	108	337
Actuarial losses (gains)	(20)	344
Benefits paid	(50)	—
Benefit obligation as of December 31, 2021	$9,805	$30,033
The pension and postretirement benefits are unfunded and recorded in Other liabilities on the Consolidated Balance Sheets.
Weighted-average assumptions used to determine the estimated benefit obligation and period costs as of and for the year ended December 31, 2021 are as follows:

	Pension Benefits	Postretirement Benefits
Weighted-average assumptions used to determine pension and postretirement benefit obligations:
Discount rate	3.02%	3.00%
Rate of compensation increase	3.50%	N/A
Average future working lifetime (years)	N/A	11.34
Initial healthcare cost trend rate - Pre-Medicare	N/A	10.00%
Initial healthcare cost trend rate - Medicare eligible	N/A	3.00%
Ultimate healthcare cost trend rate	N/A	3.94%
Year ultimate healthcare cost trend rate is reached	N/A	2075
Weighted-average assumptions used to determine net periodic pension and postretirement costs:
Discount rate	2.88%	2.86%
Rate of compensation increases	3.50%	N/A
Average future working lifetime (years)	10.93	11.34
Initial healthcare cost trend rate	N/A	6.00%
Ultimate healthcare cost trend rate	N/A	3.80%
Year ultimate healthcare cost trend rate is reached	N/A	2075
The following benefit payments, which reflect expected future service and compensation increases, as appropriate, are expected to be made from the Transtar defined benefit plans:

	Pension Benefits	Postretirement Benefits
2022	$51	$102
2023	143	173
2024	261	251
2025	390	354
2026	496	451
Years 2027-2031	4,501	3,252

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
17. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$602	$(110)	$55
State and local	625	328	423
Foreign	(11)	496	188
Total current provision	1,216	714	666
Deferred:
Federal	(2,831)	(1,750)	12,937
State and local	260	13	(638)
Foreign	298	(4,882)	4,845
Total deferred (benefit) provision	(2,273)	(6,619)	17,144
(Benefit from) provision for income taxes:
Continuing operations	(1,057)	(5,905)	17,810
Discontinued operations	—	—	1,076
Total	$(1,057)	$(5,905)	$18,886

We are taxed as a flow-through entity for U.S. income tax purposes and our taxable income or loss generated is the responsibility of our owners, except as related to certain wholly owned corporate subsidiaries for which only distributions therefrom flow through to our shareholders. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The difference between our reported total provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
Income not subject to tax at statutory rate	(4.8)%	(7.9)%	(21.7)%
State and local taxes	(0.6)%	(0.3)%	(0.1)%
Foreign taxes	(0.2)%	4.0%	2.7%
Branch profit tax	(0.1)%	—%	—%
Other	(3.7)%	0.1%	(0.6)%
Change in valuation allowance	(10.8)%	(11.5)%	7.0%
Provision for income taxes	0.8%	5.4%	8.3%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$132,836	$105,184
Accrued expenses	2,274	468
Interest expense	25,013	26,531
Operating lease liabilities	23,504	10,119
Investment in Partnerships	17,043	—
Other	1,124	2,895
Total deferred tax assets	201,794	145,197
Less valuation allowance	(142,541)	(98,091)
Net deferred tax assets	59,253	47,106
Deferred tax liabilities:
Investment in partnerships	—	(13,759)
Fixed assets and goodwill	(36,972)	(29,448)
Operating lease right-of-use assets	(23,772)	(10,062)
Net deferred tax liabilities	$(1,491)	$(6,163)

Deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2021 and 2020 of $142.5 million and $98.1 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2021	2020
Valuation allowance at beginning of period	$98,091	$79,176
Change due to current year losses	44,458	18,915
Change due to current year releases	(8)	—
Valuation allowance at end of period	$142,541	$98,091

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2021, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of approximately $459.3 million that are available to offset future taxable income. If not utilized, $169.0 million of these carryforwards will begin to expire in the year 2034, with $290.3 million of these carryforwards having no expiration date. As of December 31, 2021, we also had net operating loss carryforwards for Irish income tax purposes of $246.9 million, which can be carried forward indefinitely against future business income, and $1.9 million of net operating loss carryforwards for Malaysian income tax purposes, which will begin to expire in the year 2025. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
As of and for the period ended December 31, 2021, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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
The Manager is entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with U.S. GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by our independent directors. Pre-incentive allocation net income does not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to the Master GP during the relevant quarter.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Year Ended December 31,
	2021	2020	2019
Management fees	$16,322	$18,519	$14,828
Income incentive allocation	—	—	—
Capital gains incentive allocation	—	—	21,231
Total	$16,322	$18,519	$36,059

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
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2021	2020	2019
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$8,761	$9,552	$11,017
Acquisition and transaction expenses	2,153	2,081	3,399
Total	$10,914	$11,633	$14,416

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2021	2020
Accrued management fees	$1,495	$1,461
Other payables	2,326	1,317
As of December 31, 2021 and 2020, no amounts were recorded as a receivable from the Manager.
Other Affiliate Transactions
As of December 31, 2021 and 2020, an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at December 31, 2021 and 2020 was $9.1 million and $17.2 million, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2021	2020	2019
Non-controlling interest share of net loss	$(26,250)	$(16,483)	$(17,357)

On June 21, 2018, we, through a wholly owned subsidiary, completed a private offering with several third parties (the “Holders”) to tender their approximately 20% stake in Jefferson Terminal. We increased our majority interest in Jefferson Terminal in exchange for Class B Units of another wholly owned subsidiary, which provide the right to convert such Class B Units to a fixed amount of our shares, equivalent to approximately 1.9 million shares, at a Holder’s request. We have the option to satisfy any exchange request by delivering either common shares or cash. The Holders are entitled to receive distributions equivalent to the distributions paid to our shareholders. This transaction resulted in a purchase of non-controlling interest shares. See Note 20 for details related to conversions during the period.
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. Additionally, other investors in FYX are also affiliates of our Manager. See Note 8 for additional information related to FYX.
During the year ended December 31, 2020, we granted options to the Manager in connection with preferred shares sold under the ATM Program (as defined in Note 20). See Note 20 for additional information.
In connection with the Capital Call Agreement related to the Series 2016 Bonds, we entered into a Fee and Support Agreement with an affiliate of our Manager. The Fee and Support Agreement provides that the affiliate of the Manager is compensated for its guarantee of a portion of the obligations under the Standby Bond Purchase Agreement. This affiliate of the Manager received fees of $1.7 million, which was amortized as interest expense to the earlier of the redemption date or February 13, 2020.
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
19. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have four reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities, and an equity method investment in Long Ridge, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation.
In July 2021, we acquired Transtar and it operates as a separate reportable segment within our Infrastructure business. Transtar is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities. See Note 4 for additional information.
In December 2019, we completed the sale of CMQR, which was formerly reported as our Railroad segment. Under ASC 205-20, this disposition met the criteria to be reported as discontinued operations and the assets, liabilities and results of operations have been presented as discontinued operations for all periods presented. Additionally, in accordance with ASC 280, we assessed our reportable segments. We determined that our retained investment of the railroad business no longer met the requirement as a reportable segment. Accordingly, we have presented this operating segment, along with Corporate results, within Corporate and Other effective in 2019.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the leasing of shipping containers, (iii) railroad assets which consist of equipment that support a railcar cleaning business and (iv) various clean technology and sustainability investments (see Note 8 for additional information).
The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. The chief operating decision maker evaluates investment performance for each reportable segment primarily based on Adjusted EBITDA.

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
We believe that net income (loss) attributable to shareholders, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to shareholders as determined in accordance with U.S. GAAP.
The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2021

	Year Ended December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$321,422	$—	$—	$—	$14,161	$335,583
Infrastructure revenues	—	46,352	11,617	57,539	4,711	120,219
Total revenues	321,422	46,352	11,617	57,539	18,872	455,802

Expenses
Operating expenses	56,072	48,255	14,403	28,987	24,747	172,464
General and administrative	—	—	—	—	17,409	17,409
Acquisition and transaction expenses	3,840	—	—	2,841	15,260	21,941
Management fees and incentive allocation to affiliate	—	—	—	—	16,322	16,322
Depreciation and amortization	139,972	36,013	9,052	8,320	8,399	201,756
Asset impairment	10,463	—	—	—	—	10,463
Interest expense	—	14,812	1,147	53	155,024	171,036
Total expenses	210,347	99,080	24,602	40,201	237,161	611,391

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(1,403)	—	(11,429)	—	98	(12,734)
Gain on sale of assets, net	49,015	—	16	—	—	49,031
Loss on extinguishment of debt	—	—	—	—	(3,254)	(3,254)
Interest income	1,153	—	318	—	240	1,711
Other (expense) income	(1,680)	(4,726)	(4,100)	(423)	1	(10,928)
Total other income (expense)	47,085	(4,726)	(15,195)	(423)	(2,915)	23,826
Income (loss) from continuing operations before income taxes	158,160	(57,454)	(28,180)	16,915	(221,204)	(131,763)
Provision for (benefit from) income taxes	935	230	(3,749)	1,602	(75)	(1,057)
Net income (loss) from continuing operations	157,225	(57,684)	(24,431)	15,313	(221,129)	(130,706)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(26,250)	(222)	—	—	(26,472)
Less: Dividends on preferred shares	—	—	—	—	24,758	24,758
Net income (loss) attributable to shareholders from continuing operations	$157,225	$(31,434)	$(24,209)	$15,313	$(245,887)	$(128,992)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$340,613	$10,631	$21,375	$28,129	$(64,433)	$336,315
Add: Non-controlling share of Adjusted EBITDA						12,508
Add: Equity in losses of unconsolidated entities						(12,734)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(27,892)
Less: Interest expense						(171,036)
Less: Depreciation and amortization expense						(229,734)
Less: Incentive allocations						—
Less: Asset impairment charges						(10,463)
Less: Changes in fair value of non-hedge derivative instruments						2,220
Less: Losses on the modification or extinguishment of debt and capital lease obligations						(3,254)
Less: Acquisition and transaction expenses						(21,941)
Less: Equity-based compensation expense						(4,038)
Less: Benefit from income taxes						1,057
Net loss attributable to shareholders from continuing operations						$(128,992)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$—	$—	$235
Asia	114,389	—	—	—	14,161	128,550
Europe	133,537	—	—	—	—	133,537
North America	62,121	46,352	11,617	57,539	4,711	182,340
South America	11,140	—	—	—	—	11,140
Total revenues	$321,422	$46,352	$11,617	$57,539	$18,872	$455,802

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2020

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$281,211	$—	$—	$—	$16,723	$297,934
Infrastructure revenues	—	60,283	3,855	—	4,424	68,562
Total revenues	281,211	60,283	3,855	—	21,147	366,496

Expenses
Operating expenses	20,667	53,072	10,327	—	25,446	109,512
General and administrative	—	—	—	—	18,159	18,159
Acquisition and transaction expenses	6,687	—	907	—	2,274	9,868
Management fees and incentive allocation to affiliate	—	—	—	—	18,519	18,519
Depreciation and amortization	133,904	29,034	1,497	—	7,965	172,400
Asset impairment	33,978	—	—	—	—	33,978
Interest expense	—	9,426	1,335	—	87,445	98,206
Total expenses	195,236	91,532	14,066	—	159,808	460,642

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(1,932)	—	(3,222)	—	115	(5,039)
Loss on sale of assets, net	(300)	(8)	—	—	—	(308)
Loss on extinguishment of debt	—	(4,724)	—	—	(6,943)	(11,667)
Interest income	94	22	—	—	46	162
Other income	—	70	—	—	—	70
Total other expense	(2,138)	(4,640)	(3,222)	—	(6,782)	(16,782)
Income (loss) from continuing operations before income taxes	83,837	(35,889)	(13,433)	—	(145,443)	(110,928)
(Benefit from) provision for income taxes	(4,812)	278	(1,791)	—	420	(5,905)
Net income (loss) from continuing operations	88,649	(36,167)	(11,642)	—	(145,863)	(105,023)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(16,483)	(39)	—	—	(16,522)
Less: Dividends on preferred shares	—	—	—	—	17,869	17,869
Net income (loss) attributable to shareholders from continuing operations	$88,649	$(19,684)	$(11,603)	$—	$(163,732)	$(106,370)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$288,752	$16,118	$(2,600)	$—	$(58,964)	$243,306
Add: Non-controlling share of Adjusted EBITDA						9,637
Add: Equity in losses of unconsolidated entities						(5,039)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(1,208)
Less: Interest expense						(98,206)
Less: Depreciation and amortization expense						(202,746)
Less: Incentive allocations						—
Less: Asset impairment charges						(33,978)
Less: Changes in fair value of non-hedge derivative instruments						(181)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						(11,667)
Less: Acquisition and transaction expenses						(9,868)
Less: Equity-based compensation expense						(2,325)
Less: Benefit from income taxes						5,905
Net loss attributable to shareholders from continuing operations						$(106,370)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$10,259	$—	$—	$—	$—	$10,259
Asia	110,057	—	—	—	16,637	126,694
Europe	124,670	—	—	—	—	124,670
North America	32,961	60,283	3,855	—	4,510	101,609
South America	3,264	—	—	—	—	3,264
Total revenues	$281,211	$60,283	$3,855	$—	$21,147	$366,496

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
III. For the Year Ended December 31, 2019

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$336,675	$—	$—	$—	$12,647	$349,322
Infrastructure revenues	—	204,348	22,187	—	2,917	229,452
Total revenues	336,675	204,348	22,187	—	15,564	578,774

Expenses
Operating expenses	17,668	231,506	24,854	—	17,544	291,572
General and administrative	—	—	—	—	16,905	16,905
Acquisition and transaction expenses	8,641	—	5,008	—	3,974	17,623
Management fees and incentive allocation to affiliate	—	—	—	—	36,059	36,059
Depreciation and amortization	128,990	22,873	9,849	—	7,311	169,023
Asset impairment	—	—	4,726	—	—	4,726
Interest expense	—	16,189	1,712	—	77,684	95,585
Total expenses	155,299	270,568	46,149	—	159,477	631,493

Other income (expense)
Equity in losses of unconsolidated entities	(1,829)	(292)	(192)	—	(62)	(2,375)
Gain on sale of assets, net	81,954	4,636	116,660	—	—	203,250
Loss on extinguishment of debt	—	—	—	—	—	—
Interest income	104	118	289	—	20	531
Other income	—	634	1,809	—	1,002	3,445
Total other income	80,229	5,096	118,566	—	960	204,851
Income (loss) from continuing operations before income taxes	261,605	(61,124)	94,604	—	(142,953)	152,132
Provision for income taxes	2,826	284	14,700	—	—	17,810
Net income (loss) from continuing operations	258,779	(61,408)	79,904	—	(142,953)	134,322
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	(17,356)	(215)	—	—	(17,571)
Less: Dividends on preferred shares	—	—	—	—	1,838	1,838
Net income (loss) attributable to shareholders from continuing operations	$258,779	$(44,052)	$80,119	$—	$(144,791)	$150,055

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$429,398	$(6,160)	$114,760	$—	$(34,590)	$503,408
Add: Non-controlling share of Adjusted EBITDA						9,859
Add: Equity in losses of unconsolidated entities						(2,375)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						1,387
Less: Interest expense						(95,585)
Less: Depreciation and amortization expense						(199,185)
Less: Incentive allocations						(21,231)
Less: Asset impairment charges						(4,726)
Less: Changes in fair value of non-hedge derivative instruments						(4,555)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(17,623)
Less: Equity-based compensation expense						(1,509)
Less: Provision for income taxes						(17,810)
Net income attributable to shareholders from continuing operations						$150,055

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2019
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$14,542	$—	$—	$—	$—	$14,542
Asia	119,289	—	—	—	12,647	131,936
Europe	157,942	—	—	—	—	157,942
North America	36,391	204,348	22,187	—	2,917	265,843
South America	8,511	—	—	—	—	8,511
Total revenues	$336,675	$204,348	$22,187	$—	$15,564	$578,774

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
IV. Balance Sheet and location of long-lived assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$2,098,979	$1,284,432	$316,899	$762,294	$401,250	$4,863,854

Debt, net	—	693,624	25,000	—	2,501,587	3,220,211

Total liabilities	214,564	820,725	50,651	109,325	2,544,489	3,739,754

Non-controlling interests in equity of consolidated subsidiaries	—	(2,604)	1,888	—	524	(192)

Total equity	1,884,415	463,707	266,248	652,969	(2,143,239)	1,124,100

Total liabilities and equity	$2,098,979	$1,284,432	$316,899	$762,294	$401,250	$4,863,854

	December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$368,298	$—	$—	$—	$175,313	$543,611
Europe	839,555	—	—	—	—	839,555
North America	265,203	786,566	280,210	481,826	5,003	1,818,808
South America	245,532	—	—	—	—	245,532
Total property, plant and equipment and leasing equipment, net	$1,718,588	$786,566	$280,210	$481,826	$180,316	$3,447,506

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$1,704,205	$989,928	$400,217	$—	$293,627	$3,387,977

Debt, net	—	253,473	25,000	—	1,626,289	1,904,762

Total liabilities	219,692	365,629	38,242	—	1,665,093	2,288,656

Non-controlling interests in equity of consolidated subsidiaries	—	20,785	1,354	—	524	22,663

Total equity	1,484,513	624,299	361,975	—	(1,371,466)	1,099,321

Total liabilities and equity	$1,704,205	$989,928	$400,217	$—	$293,627	$3,387,977

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2020
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$445,566	$—	$—	$—	$56,702	$502,268
Europe	774,300	—	—	—	—	774,300
North America	208,190	702,393	269,680	—	117,782	1,298,045
South America	25,009	—	—	—	—	25,009
Total property, plant and equipment and leasing equipment, net	$1,453,065	$702,393	$269,680	$—	$174,484	$2,599,622
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
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Net (loss) income from continuing operations	$(130,706)	$(105,023)	$134,322
Net income from discontinued operations, net of income taxes	—	1,331	73,462
Net (loss) income	(130,706)	(103,692)	207,784
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	(26,472)	(16,522)	(17,571)
Discontinued operations	—	—	247
Less: Dividends on preferred shares	24,758	17,869	1,838
Net (loss) income attributable to shareholders	$(128,992)	$(105,039)	$223,270
Weighted average shares outstanding:
Basic	89,922,088	86,015,702	85,992,019
Diluted	89,922,088	86,015,702	86,029,363
Basic EPS:
Continuing operations	$(1.43)	$(1.24)	$1.74
Discontinued operations	$—	$0.02	$0.85
Diluted EPS:
Continuing operations	$(1.43)	$(1.24)	$1.74
Discontinued operations	$—	$0.02	$0.85

The calculation of Diluted EPS excludes 898,299, 24,652 and 150,981 shares for the years ended December 31, 2021, 2020 and 2019, respectively, because the impact would be anti-dilutive.
Certain holders of Class B Units (see Note 18) converted 279,678, 911,448 and 1,134,806 Class B Units, respectively, in exchange for 207,129, 675,015 and 840,434 common shares, respectively, during the years ended December 31, 2021, 2020 and 2019.
We issued 17,155 common shares to certain directors as compensation during the year ended December 31, 2021.

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
In October 2021, the underwriters exercised an option to purchase an additional 1,283,863 common shares, par value $0.01 per share, at a price of $25.50 per share.
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
On June 30, 2020, we entered into an At Market Issuance Sales Agreement with a third party to sell shares of our Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares (“Series A Preferred Shares”) and Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares (“Series B Preferred Shares”, collectively, the “ATM Shares”), having an aggregate offering price of up to $100 million, from time to time, through an “at-the market” equity offering program (the “ATM Program”). We sold 1,070,000 ATM Shares at a weighted average price of $19.54 per share for net proceeds of $20.6 million during the year ended December 31, 2020. In connection with the shares sold under the ATM Program, we granted options to the Manager relating to 129,988 common shares, which had a grant date fair value of $0.7 million.
In September 2019, in a public offering, we issued 3,450,000 shares of 8.25% Series A Preferred Shares, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $82.9 million.
In November 2019, in a public offering, we issued 4,600,000 shares of 8.00% Series B Preferred Shares, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $111.1 million.
See Note 15 for information related to options issued to the Manager in connection with these offerings.
21. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within our offshore energy business, a lessee did not fulfill their obligation under their charter arrangement, therefore we are pursuing rights afforded to us under the charter and the range of potential losses against the obligation is $0.0 million to $3.3 million. Our maximum exposure under other arrangements is unknown as no additional claims have been made. We believe the risk of loss in connection with such arrangements is remote.
We have also entered into an arrangement with our non-controlling interest holder of Repauno, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain service conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the year ended December 31, 2021. The $5.0 million payment was included in the cost of the asset acquisition.
Jefferson entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $10.2 million per year.
22. SUBSEQUENT EVENTS
In January 2022, we issued 8,311 common shares to certain directors as compensation.
Dividends
On February 24, 2022, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended December 31, 2021, payable on March 23, 2022 to the holders of record on March 11, 2022.
Additionally, on February 24, 2022, our Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively, for the quarter ended December 31, 2021, payable on March 15, 2022 to the holders of record on March 7, 2022.

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
On July 28, 2021, we completed the acquisition of Transtar. Our management is in the process of reviewing the operations of Transtar and integrating its controls into our internal control structure. In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Transtar from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Transtar represented approximately 16% of our total assets and 13% of our total revenues as of and for the year ended December 31, 2021. See Note 4 to the consolidated financial statements for additional information about the acquisition of Transtar.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
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
We have audited Fortress Transportation and Infrastructure Investors LLC’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fortress Transportation and Infrastructure Investors LLC (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Transtar, LLC, which is included in the 2021 consolidated financial statements of the Company and constituted 16% of total assets as of December 31, 2021 and 13% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Transtar, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 25, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”
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

4.12	Indenture, dated April 12, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-K, filed April 12, 2021).
4.13	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.12).
4.14	First Supplemental Indenture, dated as of September 24, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
4.15	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
4.16	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
4.17	Form of certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
4.18	Description of Securities Registered under Section 12 of the Exchange Act.
10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).

	Exhibit No.	Description
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
*	10.6	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
*	10.7	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
†	10.10	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
10.12
Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

	10.13	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.14	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.15	Membership Interest Purchase Agreement, dated June 7, 2021, by and between United States Steel Corporation and Percy Acquisition LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 8, 2021).
	10.16	Credit Agreement, dated July 28, 2021, among Fortress Transportation and Infrastructure Investors LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2021).
	10.17	Railway Services Agreement, dated July 28, 2021, by and among United States Steel Corporation, Transtar, LLC, Delray Connecting Railroad Company, Fairfield Southern Company, Inc., Gary Railway Company, Lake Terminal Railroad Company, Texas & Northern Railroad Company and Union Railroad Company, LLC (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2021).
10.18
Amended and Restated Credit Agreement, dated as of December 2, 2021, between Fortress Transportation and Infrastructure Investors LLC, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 8, 2021).

10.19
Credit Agreement, dated as of December 2, 2021, between Fortress Transportation and Infrastructure Investors LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 8, 2021).

	21.1	Subsidiaries of Fortress Transportation and Infrastructure Investors LLC.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit No.	Description
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	February 25, 2022
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 25, 2022
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	February 25, 2022
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	February 25, 2022
Eun Nam
Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	February 25, 2022
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	February 25, 2022
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	February 25, 2022
A. Andrew Levison
Director

By:	/s/ Kenneth J. Nicholson	Date:	February 25, 2022
Kenneth J. Nicholson
Director

By:	/s/ Ray M. Robinson	Date:	February 25, 2022
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 25, 2022
Martin Tuchman
Director