Form 10-Q
period 2022-03-31
Fortress Transportation & Infrastructure Investors LLC
filed 2022-04-29
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
(Exact name of registrant as specified in its charter)

Delaware		32-0434238
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Class A common shares, $0.01 par value per share	FTAI	The Nasdaq Global Select Market
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAIP	The Nasdaq Global Select Market
8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares	FTAIO	The Nasdaq Global Select Market
8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares	FTAIN	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 99,188,696 common shares outstanding representing limited liability company interests at April 26, 2022.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part II, Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, the ongoing COVID-19 pandemic and other public health crises, and any related responses or actions by businesses and governments;
•reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;
•our ability to take advantage of acquisition opportunities at favorable prices;
•changes in our asset composition, investment strategy and liquidity as a result of the previously announced spin-off of our infrastructure business or other factors;
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	2	$145,266	$188,078
Restricted cash	2	214,401	251,983
Accounts receivable, net		105,113	175,225
Leasing equipment, net	3	1,901,960	1,891,649
Operating lease right-of-use assets, net		74,513	75,344
Property, plant, and equipment, net	4	1,587,291	1,555,857
Investments	5	78,498	77,325
Intangible assets, net	6	101,464	98,699
Goodwill		257,968	257,137
Other assets	2	292,023	292,557
Total assets		$4,758,497	$4,863,854

Liabilities
Accounts payable and accrued liabilities		$191,131	$202,669
Debt, net	7	3,399,367	3,220,211
Maintenance deposits		74,322	106,836
Security deposits		31,003	40,149
Operating lease liabilities		73,005	73,594
Other liabilities		228,674	96,295
Total liabilities		$3,997,502	$3,739,754

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,188,696 and 99,180,385 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)		$992	$992
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 13,320,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)		133	133
Additional paid in capital		1,372,564	1,411,940
Accumulated deficit		(354,585)	(132,392)
Accumulated other comprehensive loss		(251,160)	(156,381)
Shareholders' equity		767,944	1,124,292
Non-controlling interest in equity of consolidated subsidiaries		(6,949)	(192)
Total equity		760,995	1,124,100
Total liabilities and equity		$4,758,497	$4,863,854

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2022	2021
Revenues
Equipment leasing revenues		$91,691	$56,607
Infrastructure revenues		46,148	20,542
Total revenues	9	137,839	77,149
Expenses
Operating expenses	2	108,916	24,997
General and administrative		5,691	4,252
Acquisition and transaction expenses		6,024	1,643
Management fees and incentive allocation to affiliate	13	4,164	3,990
Depreciation and amortization	3, 4, 6	58,301	44,535
Asset impairment		122,790	2,100
Interest expense		50,598	32,990
Total expenses		356,484	114,507
Other income (expense)
Equity in (losses) earnings of unconsolidated entities	5	(24,013)	1,374
Gain on sale of assets, net		16,288	811
Interest income		656	285
Other (expense) income		(459)	181
Total other (expense) income		(7,528)	2,651
Loss before income taxes		(226,173)	(34,707)
Provision for income taxes	12	3,486	169
Net loss		(229,659)	(34,876)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(7,466)	(4,961)
Less: Dividends on preferred shares		6,791	4,625
Net loss attributable to shareholders		$(228,984)	$(34,540)

Loss per share:	15
Basic		$(2.30)	$(0.40)
Diluted		$(2.30)	$(0.40)
Weighted average shares outstanding:
Basic		99,366,877	86,027,944
Diluted		99,366,877	86,027,944

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(229,659)	$(34,876)
Other comprehensive loss:
Other comprehensive (loss) income related to equity method investees, net (1)	(94,779)	9,954
Comprehensive loss	(324,438)	(24,922)
Comprehensive loss attributable to non-controlling interest	(7,466)	(4,961)
Comprehensive loss attributable to shareholders	$(316,972)	$(19,961)
________________________________________________________
(1) Net of deferred tax expense of $0 and $2,646 for the three months ended March 31, 2022 and 2021, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2022
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(222,193)		(7,466)	(229,659)
Other comprehensive loss				—	(94,779)	—	(94,779)
Total comprehensive loss				(222,193)	(94,779)	(7,466)	(324,438)
Issuance of common shares			164				164
Dividends declared - common shares			(32,749)				(32,749)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						709	709
Equity - March 31, 2022	$992	$133	$1,372,564	$(354,585)	$(251,160)	$(6,949)	$760,995

	Three Months Ended March 31, 2021
	Common Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(29,915)		(4,961)	(34,876)
Other comprehensive income				—	9,954	—	9,954
Total comprehensive (loss) income				(29,915)	9,954	(4,961)	(24,922)
Settlement of equity-based compensation						(183)	(183)
Issuance of common shares			150				150
Dividends declared - common shares			(28,383)				(28,383)
Issuance of preferred shares		42	101,138				101,180
Dividends declared - preferred shares			(4,625)				(4,625)
Equity-based compensation						1,114	1,114
Equity - March 31, 2021	$856	$133	$1,198,386	$(58,073)	$(16,283)	$18,633	$1,143,652

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(229,659)	$(34,876)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	24,013	(1,374)
Gain on sale of assets, net	(16,288)	(811)
Security deposits and maintenance claims included in earnings	(11,592)	(2,836)
Equity-based compensation	709	1,114
Depreciation and amortization	58,301	44,535
Asset impairment	122,790	2,100
Change in deferred income taxes	2,388	71
Change in fair value of non-hedge derivative	766	(7,964)
Amortization of lease intangibles and incentives	12,013	8,108
Amortization of deferred financing costs	5,771	2,268
Provision for (benefit from) credit losses	47,914	(547)
Other	(208)	(279)
Change in:
Accounts receivable	8,619	(19,786)
Other assets	(10,265)	(17,953)
Accounts payable and accrued liabilities	(16,597)	(19,778)
Management fees payable to affiliate	(158)	(602)
Other liabilities	3,406	(322)
Net cash provided by (used in) operating activities	1,923	(48,932)

Cash flows from investing activities:
Investment in unconsolidated entities	(1,637)	(1,278)
Principal collections on finance leases	67	395
Acquisition of leasing equipment	(219,440)	(114,781)
Acquisition of property, plant and equipment	(54,661)	(39,302)
Acquisition of lease intangibles	(5,282)	(386)
Purchase deposits for acquisitions	(3,350)	(9,250)
Proceeds from sale of leasing equipment	51,491	4,574
Proceeds from sale of property, plant and equipment	2,910	—
Proceeds for deposit on sale of aircraft and engine	1,775	—
Receipt of deposits for sale of aircraft and engine	—	4,600
Return of purchase deposits	—	1,010
Net cash used in investing activities	$(228,127)	$(154,418)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Proceeds from debt	$408,980	$171,600
Repayment of debt	(224,473)	—
Payment of deferred financing costs	(10,818)	(563)
Receipt of security deposits	1,075	70
Return of security deposits	—	(975)
Receipt of maintenance deposits	10,836	8,770
Release of maintenance deposits	(250)	(11,483)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	101,180
Settlement of equity-based compensation	—	(183)
Cash dividends - common shares	(32,749)	(28,383)
Cash dividends - preferred shares	(6,791)	(4,625)
Net cash provided by financing activities	$145,810	$235,408

Net (decrease) increase in cash and cash equivalents and restricted cash	(80,394)	32,058
Cash and cash equivalents and restricted cash, beginning of period	440,061	161,418
Cash and cash equivalents and restricted cash, end of period	$359,667	$193,476

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$9,658	$24,433
Acquisition of property, plant and equipment	—	(8,503)
Settled and assumed security deposits	(10,198)	(697)
Billed, assumed and settled maintenance deposits	(31,594)	(4,541)
Non-cash change in equity method investment	(94,779)	9,954
Issuance of common shares	164	150

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (“we”, “us”, “our” or the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), owns and leases aviation equipment and also owns and operates (i) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (ii) a deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities (“Repauno”), (iii) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant in operation (“Long Ridge”) and (iv) five freight railroads and one switching company (“Transtar”) that provide rail service to certain manufacturing and production facilities. Additionally, we own and lease offshore energy equipment and shipping containers. We have four reportable segments, (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar, which operate in two primary businesses, Equipment Leasing and Infrastructure (see Note 14).
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. Total VIE assets of DRP were $307.8 million and $316.5 million, and total VIE liabilities of DRP were $32.1 million and $32.6 million as of March 31, 2022 and December 31, 2021, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 7) and other qualifying construction projects at Jefferson Terminal.
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations within our Aviation Leasing segment. Aviation inventory is carried at the lower of cost or net realizable value on our balance sheet. We had Aviation inventory of $109.2 million and $100.3 million as of March 31, 2022 and December 31, 2021, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $6.8 million and $6.8 million as of March 31, 2022 and December 31, 2021, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $69.6 million and $64.5 million as of March 31, 2022 and December 31, 2021, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $2.8 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $5.8 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the relative fair value of the aircraft and lease. The fair value of the lease may include a lease premium or discount, which is recorded as a favorable or unfavorable lease intangible.
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A permits an entity to elect to forgo the evaluation of the enforceable rights and obligations of a lease contract required under ASC 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total rent payments in the existing lease. The impact of the COVID-19 related lease concessions granted above did not have a material impact on our results of operations during the three months ended March 31, 2022.

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
Other Revenue—Other revenue primarily consists of revenue related to the sale of engine modules, spare parts and used material inventory and other income. Revenues for the sale of engine modules, spare parts and used material inventory are recognized when a performance obligation is satisfied by transferring control of inventory to a customer.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, enter into collateral arrangements. During the three months ended March 31, 2021, one customer in the Aviation Leasing segment accounted for approximately 11% of total revenue. During the three months ended March 31, 2022, one customer in the Transtar segment accounted for approximately 23% of total revenue.
As of March 31, 2022, there were two customers in the Aviation Leasing segment that represented 19% and 10% of total Accounts receivable, net, respectively, and one customer in the Transtar segment that represented 14% of total Accounts receivable, net. As of December 31, 2021, Accounts receivable from two customers in the Aviation Leasing segment represented 36% and 13% of total Accounts receivable, net, respectively.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $56.4 million and $16.9 million as of March 31, 2022 and December 31, 2021, respectively. There was a provision for credit losses of $47.9 million and a bad debt reversal of $0.5 million for the three months ended March 31, 2022 and 2021, respectively, which is included in Operating expenses in the Consolidated Statements of Operations.
Economic sanctions and export controls against Russia and Russia’s aviation industry have been imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and recognized approximately $47.9 million in bad debt expense during the three months ended March 31, 2022. Our allowance for doubtful accounts at March 31, 2022 includes all accounts receivable exposure to Russian and Ukrainian customers.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees, net in our Consolidated Statements of Comprehensive Loss and recorded in Accumulated other comprehensive income in our Consolidated Balance Sheets.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in earnings (losses) in unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in losses (earnings) in unconsolidated entities in our Consolidated Statements of Cash Flows.
Commodity Derivatives—Depending on market conditions, we enter into short-term forward purchase and sales contracts for butane. Gains and losses related to our butane derivatives are recorded on a net basis and are included in Other revenue in our Consolidated Statements of Operations, as these contracts are considered part of central operating activities. The cash flow impact of these derivatives is recognized in Change in fair value of non-hedge derivatives in our Consolidated Statements of Cash Flows.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
We record all derivative assets and liabilities on a gross basis at fair value, which are included in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets.
Other Assets—Other assets is primarily comprised of lease incentives of $42.4 million and $46.9 million, purchase deposits of $3.9 million and $13.7 million, prepaid expenses of $17.2 million and $21.4 million, notes receivable of $54.4 million and $40.4 million, maintenance right assets of $5.1 million and $5.1 million, aircraft engine modules, spare parts and used material inventory of $109.2 million and $100.3 million, commodities inventory of $6.8 million and $6.8 million, and finance leases, net of $7.0 million and $7.6 million as of March 31, 2022 and December 31, 2021, respectively. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and recognized approximately $7.5 million in amortization for the remaining lease incentives during the three months ended March 31, 2022.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three months ended March 31, 2022 and 2021, the Board of Directors declared cash dividends of $0.33 per common share.
Additionally, in the quarter ended March 31, 2022, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively.
Recent Accounting Pronouncements—In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (i) the lease would have been classified as a sales-type lease or a direct financing lease under Topic 842 and (ii) the lessor would have otherwise recognized a day-one loss. This standard is effective for all reporting periods beginning after December 15, 2021. We adopted this guidance in the first quarter of 2022, which did not have a material impact on our consolidated financial statements.
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2022	December 31, 2021
Leasing equipment	$2,399,512	$2,356,219
Less: Accumulated depreciation	(497,552)	(464,570)
Leasing equipment, net	$1,901,960	$1,891,649
Economic sanctions and export controls against Russia and Russia’s aviation industry have been imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. As of March 31, 2022, four aircraft and two engines were still located in Ukraine and eight aircraft and eighteen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft that have not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $122.8 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we do not expect to recover from Ukraine and Russia.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the three months ended March 31, 2022:

Acquisitions:
Aircraft	17
Engines	19
Dispositions:
Aircraft	—
Engines	14
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Depreciation expense for leasing equipment	$41,479	$34,695

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2022	December 31, 2021
Land, site improvements and rights	$150,001	$149,914
Construction in progress	195,520	154,859
Bridges and tunnels	174,889	174,889
Buildings and improvements	19,164	19,164
Terminal machinery and equipment	970,519	962,552
Track and track related assets	100,054	100,014
Railroad equipment	8,347	8,331
Railcars and locomotives	108,007	111,574
Computer hardware and software	6,083	5,335
Furniture and fixtures	3,124	3,119
Other	10,972	10,548
	1,746,680	1,700,299
Less: Accumulated depreciation	(159,389)	(144,442)
Property, plant and equipment, net	$1,587,291	$1,555,857
During the three months ended March 31, 2022, we added property, plant and equipment of $46.4 million, which primarily consisted of assets terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$14,947	$8,952
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2022	December 31, 2021
Advanced Engine Repair JV	Equity method	25%	$20,964	$21,317
Falcon MSN 177 LLC	Equity method	50%	2,152	1,600
Intermodal Finance I, Ltd.	Equity method	51%	—	—
Long Ridge Terminal LLC (1)	Equity method	50%	—	—
FYX Trust Holdco LLC	Equity	14%	1,255	1,255
GM-FTAI Holdco LLC	Equity method	See below	51,861	52,295
Clean Planet Energy USA LLC	Equity method	50%	2,266	858
			$78,498	$77,325
________________________________________________________
(1) The carrying value of $134.8 million and $17.5 million as of March 31, 2022 and December 31, 2021 is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2022 and 2021.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended March 31,
	2022	2021
Advanced Engine Repair JV	$(354)	$(340)
Falcon MSN 177 LLC	552	—
Intermodal Finance I, Ltd.	44	172
Long Ridge Terminal LLC	(23,549)	1,542
GM-FTAI Holdco LLC	(433)	—
Clean Planet Energy USA LLC	(273)	—
Total	$(24,013)	$1,374
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
Falcon MSN 177 LLC
In November 2021, we invested $1.6 million for a 50% interest in Falcon MSN 177 LLC, an entity that consists of one Dassault Falcon 2000 aircraft. Falcon MSN 177 LLC leases the aircraft to charter operators on aircraft, crew maintenance, and insurance contracts. We account for our investment in Falcon as an equity method investment as we have significant influence through our interest.
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
Long Ridge Terminal LLC
In December 2019, Ohio River Shareholder LLC (“ORP”), a wholly owned subsidiary, contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150 million in cash, plus an earn out. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method. Following the sale, we deconsolidated ORP, which held the assets of Long Ridge.
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
The tables below present summarized financial information for Long Ridge Terminal LLC:

	March 31, 2022	December 31, 2021
Balance Sheet
Assets
Cash and cash equivalents	$6,014	$2,932
Restricted cash	19,728	32,469
Accounts receivable, net	16,309	17,896
Property, plant, and equipment, net	771,076	764,607
Intangible assets, net	4,845	4,940
Goodwill	89,390	89,390
Other assets	17,802	14,441
Total assets	$925,164	$926,675

Liabilities
Accounts payable and accrued liabilities	$23,005	$16,121
Debt, net	606,174	604,261
Other liabilities	565,154	341,279
Total liabilities	1,194,333	961,661

Equity
Shareholders’ equity	(192,543)	(1,035)
Accumulated deficit	(76,626)	(33,951)
Total equity	(269,169)	(34,986)
Total liabilities and equity	$925,164	$926,675

	Three Months Ended March 31,
Income Statement	2022	2021
Total revenue	$24,411	$8,422

Expenses
Operating expenses	12,447	4,272
Depreciation and amortization	12,544	3,752
Interest expense	12,861	320
Total expenses	37,852	8,344
Other (expense) income	(29,234)	2,999
Net (loss) income	$(42,675)	$3,077

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2022
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$75,726	$—	$—	$75,726
Less: Accumulated amortization	(40,125)	—	—	(40,125)
Acquired favorable lease intangibles, net	35,601	—	—	35,601
Customer relationships	—	35,513	60,000	95,513
Less: Accumulated amortization	—	(26,926)	(2,724)	(29,650)
Acquired customer relationships, net	—	8,587	57,276	65,863
Total intangible assets, net	$35,601	$8,587	$57,276	$101,464

Intangible liabilities
Acquired unfavorable lease intangibles	$18,227	$—	$—	$18,227
Less: Accumulated amortization	(6,483)	—	—	(6,483)
Acquired unfavorable lease intangibles, net	$11,744	$—	$—	$11,744

	December 31, 2021
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$67,013	$—	$—	$67,013
Less: Accumulated amortization	(36,051)	—	—	(36,051)
Acquired favorable lease intangibles, net	30,962	—	—	30,962
Customer relationships	—	35,513	60,000	95,513
Less: Accumulated amortization	—	(26,038)	(1,738)	(27,776)
Acquired customer relationships, net	—	9,475	58,262	67,737
Total intangible assets, net	$30,962	$9,475	$58,262	$98,699

Intangible liabilities
Acquired unfavorable lease intangibles	$14,795	$—	$—	$14,795
Less: Accumulated amortization	(6,068)	—	—	(6,068)
Acquired unfavorable lease intangibles, net	$8,727	$—	$—	$8,727
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2022	2021
Lease intangibles	Equipment leasing revenues	$3,658	$752
Customer relationships	Depreciation and amortization	1,875	888
Total		$5,533	$1,640
As of March 31, 2022, estimated net annual amortization of intangibles is as follows:

Remainder of 2021	$14,706
2023	15,516
2024	11,142
2025	5,955
2026	4,519
Thereafter	37,882
Total	$89,720

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	March 31, 2022			December 31, 2021
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$125,000	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR Rate + 3.00%	12/2/24	$189,473
DRP Revolver (2)	25,000	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Eurodollar)	11/5/24	25,000
EB-5 Loan Agreement	35,550	5.75%	1/25/26	26,100
2021 Bridge Loans	340,057	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	12/15/22	100,527
Total loans payable	525,607			341,100
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980
Series 2021 Bonds	425,000	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000
Senior Notes due 2025 (3)	852,075	6.50%	10/1/25	852,198
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (4)	1,002,336	5.50%	5/1/28	1,002,416
Total bonds payable	2,943,391			2,943,594

Debt	3,468,998			3,284,694
Less: Debt issuance costs	(69,631)			(64,483)
Total debt, net	$3,399,367			$3,220,211

Total debt due within one year	$340,057			$100,527
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.875% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes an unamortized discount of $3,302 and $3,509 at March 31, 2022 and December 31, 2021, respectively, and an unamortized premium of $5,377 and $5,707 at March 31, 2022 and December 31, 2021, respectively.
(4) Includes an unamortized premium of $2,336 and $2,416 at March 31, 2022 and December 31, 2021, respectively.
We were in compliance with all debt covenants as of March 31, 2022.
8. FAIR VALUE MEASUREMENTS
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
The following tables set forth our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2022	March 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$145,266	$145,266	$—	$—	Market
Restricted cash	214,401	214,401	—	—	Market
Total assets	$359,667	$359,667	$—	$—

Liabilities
Derivative liabilities	$766	$—	$766	$—	Income
Total liabilities	$766	$—	$766	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2021	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$188,078	$188,078	$—	$—	Market
Restricted cash	251,983	251,983	—	—	Market
Derivative assets	2,220	—	2,220	—	Income
Total	$442,281	$440,061	$2,220	$—
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
The fair value of our commodity derivative assets and liabilities are classified as Level 2 measurements are estimated by applying the income and market approaches, based on quotes of observable market transactions, and adjusted for estimated differential factors based on quality and delivery locations.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, loans payable, security deposits, maintenance deposits and management fees payable, whose fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2022	December 31, 2021
Series 2020 A Bonds (1)	$171,071	$189,773
Series 2020 B Bonds (1)	81,487	81,637
Series 2021 A Bonds (1)	184,411	222,023
Series 2021 B Bonds (1)	185,052	194,278
Senior Notes due 2025	844,764	881,408
Senior Notes due 2027	418,704	448,848
Senior Notes due 2028	913,360	1,019,470
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
9. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues attributed to our Equipment Leasing business unit are within the scope of ASC 842 and ASC 606, while revenues attributed to our Infrastructure business unit are within the scope of ASC 606, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

	Three Months Ended March 31, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$33,847	$—	$—	$—	$5,367	$39,214
Maintenance revenue	36,732	—	—	—	—	36,732
Finance lease income	111	—	—	—	—	111
Other revenue	14,335	—	—	—	1,299	15,634
Total equipment leasing revenues	85,025	—	—	—	6,666	91,691
Infrastructure revenues
Lease income	—	352	—	488	—	840
Rail revenues	—	—	86	33,582	—	33,668
Terminal services revenues	—	12,694	90	—	—	12,784
Other revenue	—	—	(2,162)	—	1,018	(1,144)
Total infrastructure revenues	—	13,046	(1,986)	34,070	1,018	46,148
Total revenues	$85,025	$13,046	$(1,986)	$34,070	$7,684	$137,839

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$39,789	$—	$—	$—	$438	$40,227
Maintenance revenue	15,508	—	—	—	—	15,508
Finance lease income	403	—	—	—	—	403
Other revenue	401	—	—	—	68	469
Total equipment leasing revenues	56,101	—	—	—	506	56,607
Infrastructure revenues
Lease income	—	430	—	—	—	430
Terminal services revenues	—	10,289	132	—	—	10,421
Other revenue	—	—	7,964	—	1,727	9,691
Total infrastructure revenues	—	10,719	8,096	—	1,727	20,542
Total revenues	$56,101	$10,719	$8,096	$—	$2,233	$77,149
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of March 31, 2022:

Operating Leases
Remainder of 2022	$115,371
2023	111,824
2024	77,033
2025	51,673
2026	33,056
Thereafter	68,420
Total	$457,377
10. EQUITY-BASED COMPENSATION
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
As of March 31, 2022, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2022	2021
Restricted Shares	$538	$841	$3,193	0.9 years
Common Units	171	273	877	1.2 years
Total	$709	$1,114	$4,070
Options
During the three months ended March 31, 2022, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 336,862 of its options to certain of the Manager’s employees.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
11. RETIREMENT BENEFIT PLANS
In connection with the acquisition of Transtar, we established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our unfunded pension plan is a tax qualified plan. Our pension plan covers certain eligible Transtar employees. These plans are noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment.
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees and dependents of Transtar. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory.
The following table summarizes our retirement benefit plan costs for the three months ended March 31, 2022. Service costs and interest costs are recorded in Operating expenses and Other (expense) income, respectively, in the Consolidated Statements of Operations.

	Pension Benefits	Postretirement Benefits
Service costs	$438	$537
Interest costs	74	225
Total	$512	$762
12. INCOME TAXES
The current and deferred components of the income tax benefit included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2022	2021
Current:
Federal	$377	$19
State and local	428	71
Foreign	293	8
Total current provision	1,098	98
Deferred:
Federal	1,621	155
State and local	455	—
Foreign	312	(84)
Total deferred provision	2,388	71
Provision for income taxes	$3,486	$169
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
As of and for the three months ended March 31, 2022, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2022.

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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended March 31,
	2022	2021
Management fees	$4,164	$3,990
Income incentive allocation	—	—
Capital gains incentive allocation	—	—
Total	$4,164	$3,990
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2022	2020
Classification in the Consolidated Statements of Operations:
General and administrative	$2,878	$2,233
Acquisition and transaction expenses	348	417
Total	$3,226	$2,650
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Accrued management fees	$1,404	$1,495
Other payables	2,259	2,326
As of March 31, 2022 and December 31, 2021, there were no receivables from the Manager.

Other Affiliate Transactions
As of March 31, 2022 and December 31, 2021, an affiliate of our Manager owns an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2022 and December 31, 2021 was $(16.2) million and $(9.1) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2022	2021
Non-controlling interest share of net loss	$(7,136)	$(5,016)
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
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. Additionally, other investors in FYX are also affiliates of our Manager. See Note 5 for additional information related to FYX.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
14. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have four reportable segments which operate in the Equipment Leasing and Infrastructure businesses across several market sectors. Our reportable segments are (i) Aviation Leasing, (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities, and an equity method investment in Long Ridge, which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation.
In July 2021, we acquired Transtar and it operates as a separate reportable segment within our Infrastructure business. Transtar is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, and management fees. Additionally, Corporate and Other includes (i) offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas activities and production which are typically subject to operating leases, (ii) an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and (iii) railroad assets which consist of equipment that support a railcar cleaning business and (iv) various clean technology and sustainability investments (see Note 5 for additional information).
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2022

	Three Months Ended March 31, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$85,025	$—	$—	$—	$6,666	$91,691
Infrastructure revenues	—	13,046	(1,986)	34,070	1,018	46,148
Total revenues	85,025	13,046	(1,986)	34,070	7,684	137,839

Expenses
Operating expenses	66,202	13,123	3,883	19,063	6,645	108,916
General and administrative	—	—	—	—	5,691	5,691
Acquisition and transaction expenses	1,030	—	—	206	4,788	6,024
Management fees and incentive allocation to affiliate	—	—	—	—	4,164	4,164
Depreciation and amortization	39,329	9,700	2,369	4,759	2,144	58,301
Asset impairment	122,790	—	—	—	—	122,790
Interest expense	—	6,110	287	60	44,141	50,598
Total expenses	229,351	28,933	6,539	24,088	67,573	356,484

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	198	—	(23,549)	—	(662)	(24,013)
Gain on sale of assets, net	16,288	—	—	—	—	16,288
Interest income	165	—	—	—	491	656
Other expense	—	(99)	—	(360)	—	(459)
Total other income (expense)	16,651	(99)	(23,549)	(360)	(171)	(7,528)
(Loss) income before income taxes	(127,675)	(15,986)	(32,074)	9,622	(60,060)	(226,173)
Provision for income taxes	1,057	69	—	2,079	281	3,486
Net (loss) income	(128,732)	(16,055)	(32,074)	7,543	(60,341)	(229,659)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(7,136)	(330)	—	—	(7,466)
Less: Dividends on preferred shares	—	—	—	—	6,791	6,791
Net (loss) income attributable to shareholders	$(128,732)	$(8,919)	$(31,744)	$7,543	$(67,132)	$(228,984)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended March 31, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$47,543	$3,806	$1,369	$14,647	$(15,804)	$51,561
Add: Non-controlling share of Adjusted EBITDA						3,816
Add: Equity in losses of unconsolidated entities						(24,013)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(5,661)
Less: Interest expense						(50,598)
Less: Depreciation and amortization expense						(70,314)
Less: Incentive allocations						—
Less: Asset impairment charges						(122,790)
Less: Changes in fair value of non-hedge derivative instruments						(766)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(6,024)
Less: Equity-based compensation expense						(709)
Less: Provision for income taxes						(3,486)
Net loss attributable to shareholders						$(228,984)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$850	$—	$—	$—	$—	$850
Asia	17,063	—	—	—	6,666	23,729
Europe	31,976	—	—	—	—	31,976
North America	25,772	13,046	(1,986)	34,070	1,018	71,920
South America	9,364	—	—	—	—	9,364
Total	$85,025	$13,046	$(1,986)	$34,070	$7,684	$137,839

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Three Months Ended March 31, 2021

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$56,101	$—	$—	$—	$506	$56,607
Infrastructure revenues	—	10,719	8,096	—	1,727	20,542
Total revenues	56,101	10,719	8,096	—	2,233	77,149

Expenses
Operating expenses	4,250	11,721	3,102	—	5,924	24,997
General and administrative	—	—	—	—	4,252	4,252
Acquisition and transaction expenses	1,196	—	—	—	447	1,643
Management fees and incentive allocation to affiliate	—	—	—	—	3,990	3,990
Depreciation and amortization	32,563	7,718	2,211	—	2,043	44,535
Asset impairment	2,100	—	—	—	—	2,100
Interest expense	—	1,203	279	—	31,508	32,990
Total expenses	40,109	20,642	5,592	—	48,164	114,507

Other income
Equity in (losses) earnings of unconsolidated entities	(340)	—	1,542	—	172	1,374
Gain on sale of assets, net	811	—	—	—	—	811
Interest income	267	—	—	—	18	285
Other income	—	181	—	—	—	181
Total other income	738	181	1,542	—	190	2,651
Income (loss) before income taxes	16,730	(9,742)	4,046	—	(45,741)	(34,707)
(Benefit from) provision for income taxes	(42)	57	154	—	—	169
Net income (loss)	16,772	(9,799)	3,892	—	(45,741)	(34,876)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	—	(5,016)	55	—	—	(4,961)
Less: Dividends on preferred shares	—	—	—	—	4,625	4,625
Net income (loss) attributable to shareholders	$16,772	$(4,783)	$3,837	$—	$(50,366)	$(34,540)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$60,729	$2,828	$132	$—	$(16,535)	$47,154
Add: Non-controlling share of Adjusted EBITDA						2,029
Add: Equity in income of unconsolidated entities						1,374
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(2,402)
Less: Interest expense						(32,990)
Less: Depreciation and amortization expense						(52,643)
Less: Incentive allocations						—
Less: Asset impairment charges						(2,100)
Less: Changes in fair value of non-hedge derivative instruments						7,964
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(1,643)
Less: Equity-based compensation expense						(1,114)
Less: Provision for income taxes						(169)
Net loss attributable to shareholders						$(34,540)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Asia	$25,024	$—	$—	$—	$506	$25,530
Europe	22,739	—	—	—	—	22,739
North America	7,592	10,719	8,096	—	1,727	28,134
South America	746	—	—	—	—	746
Total	$56,101	$10,719	$8,096	$—	$2,233	$77,149

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Balance Sheet and Location of Long-Lived Assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	March 31, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$2,055,176	$1,263,530	$308,076	$772,851	$358,864	$4,758,497

Debt, net	—	703,601	25,000	—	2,670,766	3,399,367

Total liabilities	166,110	809,137	167,152	112,014	2,743,089	3,997,502

Non-controlling interests in equity of consolidated subsidiaries	—	(9,202)	1,729	—	524	(6,949)

Total equity	1,889,066	454,393	140,924	660,837	(2,384,225)	760,995

Total liabilities and equity	$2,055,176	$1,263,530	$308,076	$772,851	$358,864	$4,758,497

	March 31, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$22,007	$—	$—	$—	$—	$22,007
Asia	292,184	—	—	—	174,892	467,076
Europe	765,936	—	—	—	—	765,936
North America	290,011	823,228	279,441	475,585	4,856	1,873,121
South America	361,111	—	—	—	—	361,111
Total	$1,731,249	$823,228	$279,441	$475,585	$179,748	$3,489,251

	December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$2,098,979	$1,284,432	$316,899	$762,294	$401,250	$4,863,854

Debt, net	—	693,624	25,000	—	2,501,587	3,220,211

Total liabilities	214,564	820,725	50,651	109,325	2,544,489	3,739,754

Non-controlling interests in equity of consolidated subsidiaries	—	(2,604)	1,888	—	524	(192)

Total equity	1,884,415	463,707	266,248	652,969	(2,143,239)	1,124,100

Total liabilities and equity	$2,098,979	$1,284,432	$316,899	$762,294	$401,250	$4,863,854

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$368,298	$—	$—	$—	$175,313	$543,611
Europe	839,555	—	—	—	—	839,555
North America	265,203	786,566	280,210	481,826	5,003	1,818,808
South America	245,532	—	—	—	—	245,532
Total	$1,718,588	$786,566	$280,210	$481,826	$180,316	$3,447,506
15. EARNINGS PER SHARE AND EQUITY
Basic earnings per common share (“EPS”) is calculated by dividing net loss attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Net loss	$(229,659)	$(34,876)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(7,466)	(4,961)
Less: Dividends on preferred shares	6,791	4,625
Net loss attributable to shareholders	$(228,984)	$(34,540)
Weighted Average Common Shares Outstanding - Basic (1)	99,366,877	86,027,944
Weighted Average Common Shares Outstanding - Diluted (1)	99,366,877	86,027,944

Loss per share:
Basic	$(2.30)	$(0.40)
Diluted	$(2.30)	$(0.40)
________________________________________________________
(1) Three months ended March 31, 2022 and 2021 include participating securities which can be converted into a fixed amount of our shares.
For the three months ended March 31, 2022 and 2021, 771,689 and 803,800 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the three months ended March 31, 2022, we issued 8,311 common shares to certain directors as compensation.
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
17. SUBSEQUENT EVENTS
Transfer of Listing
In April 2022, the Company voluntarily transferred the listing of its Class A common shares, par value $0.01 per share (“Class A Common Shares”), its 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares (the “Series A Preferred Shares”), its 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares (the “Series B Preferred Shares”) and its 8.25% Fixed Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (the “Series C Preferred Shares” and, together with the Series A Preferred Shares and Series B Preferred Shares, the “Preferred Shares”) from the New York Stock Exchange to The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s Class A Common Shares and the Preferred Shares commenced trading on the Nasdaq on April 26, 2022. The Company’s Class A Common Shares, the Series A Preferred Shares, Series B Preferred Shares and the Series C Preferred Shares trade on Nasdaq under the ticker symbols “FTAI,” “FTAIP,” “FTAIO” and “FTAIN,” respectively.
Dividends
On April 28, 2022, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended March 31, 2022, payable on May 24, 2022 to the holders of record on May 13, 2022.
Additionally, on April 28, 2022, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively, payable on June 15, 2022 to the holders of record on June 1, 2022.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of March 31, 2022, we had total consolidated assets of $4.8 billion and total equity of $0.8 billion.
Transfer of Stock Exchange Listing to Nasdaq
Effective on April 26, 2022, the listings of our common shares and preferred shares were transferred to The Nasdaq Global Select Market from the New York Stock Exchange. Our common shares continue to trade under the ticker symbol “FTAI,” and our preferred shares will trade under the ticker symbols “FTAIP,” “FTAIO” and “FTAIN,” respectively.
Impact of Russia’s Invasion of Ukraine
Due to Russia’s invasion of Ukraine during the first quarter of 2022, the United States, European Union, United Kingdom, and others have imposed economic sanctions and export controls against Russia and Russia’s aviation industry. The sanctions include but are not limited to the ban on the export and sale or lease of all aircraft, engines, and equipment and on all related repair and maintenance services to Russia and Russian airlines. We have complied, and will continue to comply, with all applicable sanctions and we have terminated the leases of all our aircraft and engines with Russian airlines. As a result of the sanctions imposed on Russian airlines and related lease terminations, we recognized approximately $47.9 million in bad debt expense during the three months ended March 31, 2022.
We continue to pursue efforts to remove and repossess all of our aircraft and engines from Russia and Ukraine. As of March 31, 2022, we had detained six of our aircraft and four of our engines outside of Russia. As of March 31, 2022, four aircraft and two engines were still located in Ukraine and eight aircraft and 18 engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft that have not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $122.8 million, net of maintenance deposits, to write-off the carrying value of leasing equipment assets that we have not recovered from Ukraine and Russia.
Our lessees are required to provide insurance coverage with respect to leased aircraft and engines, and we are named as insureds under those policies in the event of a total loss of an aircraft or engine. We also purchase insurance which provides us with coverage when our aircraft or engines are not subject to a lease or where a lessee’s policy fails to indemnify us. The insured value of the aircraft and engines that remain in Ukraine and Russia is approximately $294.0 million. We intend to pursue all our claims under these policies. However, the timing and amount of any recoveries under these policies are uncertain.
The extent of the impact of Russia’s invasion of Ukraine and the related sanctions on our operational and financial performance, including the ability for us to recover our leasing equipment in the region, will depend on future developments, including the duration of the conflict, sanctions and restrictions imposed by Russian and international governments, all of which remain uncertain.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the outbreak of COVID-19 resulted in asset impairment charges and a decline in our equipment leasing revenues during the years ended December 31, 2021 and 2020. However, our equipment leasing revenues have continued to recover during the three months ended March 31, 2022. A number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of March 31, 2022; however, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $103.8 million as of March 31, 2022. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Part II, Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
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
Our reportable segments are comprised of interests in different types of infrastructure and equipment leasing assets. We currently conduct our business through the following four reportable segments: (i) Aviation Leasing, which is within the Equipment Leasing Business, and (ii) Jefferson Terminal, (iii) Ports and Terminals and (iv) Transtar, which together comprise our Infrastructure Business. The Aviation Leasing segment consists of aircraft and aircraft engines held for lease and are typically held long-term. The Jefferson Terminal segment consists of a multi-modal crude and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities, and an equity method investment (“Long Ridge”), which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation.
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
Spin-Off of FTAI Infrastructure
On April 28, 2022, the Board of Directors unanimously approved the previously announced spin-off of FTAI’s infrastructure business (“FTAI Infrastructure”). FTAI Infrastructure publicly filed Form 10 with the SEC on April 29, 2022.
FTAI Infrastructure will be spun out in an entity taxed as a corporation for U.S. federal income tax purposes and will hold, among other things, FTAI’s (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment, and (iv) Transtar business. FTAI Infrastructure will retain all related project-level debt of those entities. In connection with the closing of the spin-off, FTAI Infrastructure intends to issue up to $300.0 million of preferred stock and warrants and incur up to $500.0 million of senior secured indebtedness, the net proceeds of which will be remitted to FTAI as part of the separation. FTAI expects to use the proceeds received from FTAI Infrastructure to repay all outstanding borrowings under its 2021 bridge loans and its revolving credit facility with the remaining proceeds to repay a portion of its 6.50% senior unsecured notes due 2025. FTAI expects to retain the aviation business and certain other assets and FTAI’s remaining outstanding corporate indebtedness.
FTAI Infrastructure will be externally managed by the Manager. In connection with the spin-off, the Company and the Manager have agreed to assign the Company’s existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Manager have agreed to amend and restate the agreement effective upon on the closing of the spin. The amended and restated management agreement will have an initial term of six years. Similar to the Company’s existing management arrangements, the Manager will be entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) and reimbursement of certain expenses on substantially similar terms as the existing arrangements with the Manager, except that all fees will be paid pursuant to the amended and restated management agreement rather than by one of FTAI Infrastructure’s subsidiaries.
FTAI and certain of its subsidiaries will enter into a new management agreement with the Manager. The new management agreement will have an initial term of six years. The Manager will be entitled to a management fee and reimbursement of certain expenses on substantially similar terms as the existing arrangements with the Manager. Prior to the merger described below, our Manager will remain entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) on the same terms as they exist today. Following the merger, FTAI will enter into a Services and Profit Sharing Agreement (the “Services Agreement”), with a subsidiary of FTAI and Fortress Worldwide Transportation and Infrastructure

Master GP LLC (“Master GP”), pursuant to which Master GP will be entitled to incentive allocations on substantially similar terms as the existing arrangements.
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

Comparison of the three months ended March 31, 2022 and 2021
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Revenues
Equipment leasing revenues
Lease income	$39,214	$40,227	$(1,013)
Maintenance revenue	36,732	15,508	21,224
Finance lease income	111	403	(292)
Other revenue	15,634	469	15,165
Total equipment leasing revenues	91,691	56,607	35,084
Infrastructure revenues
Lease income	840	430	410
Rail revenues	33,668	—	33,668
Terminal services revenues	12,784	10,421	2,363
Other revenue	(1,144)	9,691	(10,835)
Total infrastructure revenues	46,148	20,542	25,606
Total revenues	137,839	77,149	60,690

Expenses
Operating expenses	108,916	24,997	83,919
General and administrative	5,691	4,252	1,439
Acquisition and transaction expenses	6,024	1,643	4,381
Management fees and incentive allocation to affiliate	4,164	3,990	174
Depreciation and amortization	58,301	44,535	13,766
Asset impairment	122,790	2,100	120,690
Interest expense	50,598	32,990	17,608
Total expenses	356,484	114,507	241,977

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(24,013)	1,374	(25,387)
Gain on sale of assets, net	16,288	811	15,477
Interest income	656	285	371
Other (expense) income	(459)	181	(640)
Total other (expense) income	(7,528)	2,651	(10,179)
Loss from before income taxes	(226,173)	(34,707)	(191,466)
Provision for income taxes	3,486	169	3,317
Net loss	(229,659)	(34,876)	(194,783)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(7,466)	(4,961)	(2,505)
Less: Dividends on preferred shares	6,791	4,625	2,166
Net loss attributable to shareholders	$(228,984)	$(34,540)	$(194,444)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Net loss attributable to shareholders	$(228,984)	$(34,540)	$(194,444)
Add: Provision for income taxes	3,486	169	3,317
Add: Equity-based compensation expense	709	1,114	(405)
Add: Acquisition and transaction expenses	6,024	1,643	4,381
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	766	(7,964)	8,730
Add: Asset impairment charges	122,790	2,100	120,690
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	70,314	52,643	17,671
Add: Interest expense	50,598	32,990	17,608
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	5,661	2,402	3,259
Less: Equity in losses (earnings) of unconsolidated entities	24,013	(1,374)	25,387
Less: Non-controlling share of Adjusted EBITDA (3)	(3,816)	(2,029)	(1,787)
Adjusted EBITDA (non-GAAP)	$51,561	$47,154	$4,407
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2022 and 2021: (i) depreciation and amortization expense of $58,301 and $44,535, (ii) lease intangible amortization of $3,658 and $752 and (iii) amortization for lease incentives of $8,355 and $7,356, respectively.
(2) Includes the following items for the three months ended March 31, 2022 and 2021: (i) net (loss) income of $(21,890) and $1,180, (ii) interest expense of $6,463 and $187, (iii) depreciation and amortization expense of $6,340 and $1,912, (iv) acquisition and transaction expenses of $3 and $0, (v) changes in fair value of non-hedge derivative instruments of $14,615 and $(877), (vi) equity-based compensation of $98 and $0 and (vii) asset impairment of $32 and $0, respectively.
(3) Includes the following items for the three months ended March 31, 2022 and 2021: (i) equity-based compensation of $127 and $198, (ii) provision for income taxes of $15 and $13, (iii) interest expense of $1,384 and $281, (iv) depreciation and amortization expense of $2,263 and $1,811 and (v) changes in fair value of non-hedge derivative instruments of $27 and $(274), respectively.
Comparison of the three months ended March 31, 2022 and 2021
Total revenues increased $60.7 million primarily due to higher revenues of $34.1 million in the Transtar segment and $28.9 million in the Aviation Leasing segment, partially offset by lower revenues of $10.1 million in the Ports and Terminals segment.
Equipment Leasing
Maintenance revenue increased $21.2 million, primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and the recognition of maintenance deposits due to the early lease termination.
Other revenue increased $15.2 million, which primarily reflects an increase of $13.9 million in the Aviation Leasing segment primarily due to an increase in engine modules, spare parts and used material inventory sales.
Lease income decreased $1.0 million, which primarily reflects (i) a decrease of $5.9 million in the Aviation Leasing segment primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines, partially offset by an increase in the number of aircraft and engines placed on lease, partially offset by (ii) an increase of $4.9 million in the offshore energy business as one of our vessels was on-hire longer in 2022 compared to 2021.
Infrastructure
Rail revenues increased $33.7 million due to our acquisition of Transtar in July 2021.
Other revenue decreased $10.8 million, primarily due to a loss on butane forward purchase contracts at Repauno.
Expenses
Comparison of the three months ended March 31, 2022 and 2021
Total expenses increased $242.0 million, primarily due to higher (i) asset impairment charges, (ii) operating expenses, (iii) interest expense, (iv) depreciation and amortization and (v) acquisition and transaction expenses.
Asset impairment increased $120.7 million due to impairment charges related to assets held in Ukraine and Russia.
Operating expenses increased $83.9 million which primarily reflects:

•an increase in bad debt of $48.5 million which reflects the write-off of receivables related to assets in Russia and Ukraine;
•an increase in compensation and benefits of $12.1 million primarily due to the acquisition of Transtar in July 2021;
•an increase of $9.9 million in costs associated with the sale of inventory in the Aviation Leasing segment; and
•an increase of $9.0 million in facility operating expense which primarily reflects (i) an increase of $4.4 million due to the acquisition of Transtar in July 2021, (ii) an increase of $1.4 million in the Jefferson Terminal segment due to increased activity, (iii) an increase of $1.8 million in the offshore energy business due to higher vessel utilization and (iv) an increase of $1.4 million in the Aviation Leasing segment primarily due to shipping and storage costs.
Interest expense increased $17.6 million, primarily due to:
•an increase of $12.6 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $956.1 million due to increases in (i) the Senior Notes due 2028 of $1.0 billion, (ii) the 2021 Bridge Loans of $260.0 million and (iii) the Revolving Credit Facility of $93.5 million, partially offset by a decrease in (iv) the Senior Notes due 2022 of $400.0 million, which was redeemed in full in May 2021; and
•an increase of $4.9 million at Jefferson Terminal due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement.
Depreciation and amortization increased $13.8 million primarily due to (i) additional assets acquired in the Aviation Leasing segment, (ii) the acquisition of Transtar in July 2021 and (ii) assets placed into service at Jefferson Terminal.
Acquisition and transaction expenses increased $4.4 million primarily due to professional fees related to strategic transactions.
Other income (expense)
Total other income decreased $10.2 million which primarily reflects (i) an increase of $25.4 million in equity in losses of unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge and (ii) an increase of $15.5 million in gain on sale of assets, net in the Aviation Leasing segment.
Net loss
Net loss increased $194.8 million primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $4.4 million primarily due to the changes noted above.

Aviation Leasing Segment

As of March 31, 2022, in our Aviation Leasing segment, we own and manage 343 aviation assets, consisting of 117 commercial aircraft and 226 engines, including four aircraft and two engines that were still located in Ukraine and eight aircraft and 18 engines that were still located in Russia.
As of March 31, 2022, 81 of our commercial aircraft and 126 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 77% utilized during the three months ended March 31, 2022, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 45 months, and our engines currently on-lease have an average remaining lease term of 16 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2022	13	95	108
Purchases	1	16	17
Sales	—	—	—
Transfers	(2)	(6)	(8)
Assets at March 31, 2022	12	105	117

Engines
Assets at January 1, 2022	68	139	207
Purchases	1	18	19
Sales	(2)	(12)	(14)
Transfers	4	10	14
Assets at March 31, 2022	71	155	226

The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Equipment leasing revenues
Lease income	$33,847	$39,789	$(5,942)
Maintenance revenue	36,732	15,508	21,224
Finance lease income	111	403	(292)
Other revenue	14,335	401	13,934
Total revenues	85,025	56,101	28,924

Expenses
Operating expenses	66,202	4,250	61,952
Acquisition and transaction expenses	1,030	1,196	(166)
Depreciation and amortization	39,329	32,563	6,766
Asset impairment	122,790	2,100	120,690
Total expenses	229,351	40,109	189,242

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	198	(340)	538
Gain on sale of assets, net	16,288	811	15,477
Interest income	165	267	(102)
Total other income	16,651	738	15,913
(Loss) income before income taxes	(127,675)	16,730	(144,405)
Provision for (benefit from) income taxes	1,057	(42)	1,099
Net (loss) income	(128,732)	16,772	(145,504)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net (loss) income attributable to shareholders	$(128,732)	$16,772	$(145,504)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Net (loss) income attributable to shareholders	$(128,732)	$16,772	$(145,504)
Add: Provision for (benefit from) income taxes	1,057	(42)	1,099
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1,030	1,196	(166)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	122,790	2,100	120,690
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	51,342	40,671	10,671
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	254	(308)	562
Less: Equity in (earnings) losses of unconsolidated entities	(198)	340	(538)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$47,543	$60,729	$(13,186)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2022 and 2021: (i) depreciation expense of $39,329 and $32,563, (ii) lease intangible amortization of $3,658 and $752 and (iii) amortization for lease incentives of $8,355 and $7,356, respectively.
(2) Includes the following items for the three months ended March 31, 2022 and 2021: (i) net income (loss) of $198 and $(340) and (ii) depreciation and amortization of $56 and $32, respectively.
Revenues
Comparison of the three months ended March 31, 2022 and 2021
Total revenue increased $28.9 million driven by higher maintenance revenue and other revenue, partially offset by lower lease income.
•Maintenance revenue increased $21.2 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and the recognition of maintenance deposits due to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines;
•Other revenue increased $13.9 million primarily due to an increase in engine modules, spare parts and used material inventory sales; and
•Lease income decreased $5.9 million primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines. Basic lease revenues from our owned aircraft and engines leased to Russian airlines would have been approximately $10.8 million for the three months ended March 31, 2022. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease.

Expenses
Comparison of the three months ended March 31, 2022 and 2021
Total expenses increased $189.2 million primarily due to an increase in asset impairment expense, operating expenses and depreciation and amortization expense.
•Asset impairment increased $120.7 million for the adjustment of the carrying value of leasing equipment to fair value, primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 3 to the consolidated financial statements for additional information;
•Operating expenses increased $62.0 million primarily as a result of an increase in bad debt expense as a result of the sanctions imposed on Russian airlines, an increase in costs associated with the sale of engine modules, spare parts and used material inventory and an increase other operating expenses; and
•Depreciation and amortization expense increased $6.8 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income (expense)
Total other income increased $15.9 million primarily due to an increase of $15.5 million in gain on the sale of leasing equipment in 2022 and an increase of $0.5 million in Aviation Leasing’s proportionate share of unconsolidated entities’ net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $13.2 million primarily due to the changes noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Infrastructure revenues
Lease income	$352	$430	$(78)
Terminal services revenues	12,694	10,289	2,405
Total revenues	13,046	10,719	2,327

Expenses
Operating expenses	13,123	11,721	1,402
Depreciation and amortization	9,700	7,718	1,982
Interest expense	6,110	1,203	4,907
Total expenses	28,933	20,642	8,291

Other (expense) income
Other (expense) income	(99)	181	(280)
Total other (expense) income	(99)	181	(280)
Loss before income taxes	(15,986)	(9,742)	(6,244)
Provision for income taxes	69	57	12
Net loss	(16,055)	(9,799)	(6,256)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(7,136)	(5,016)	(2,120)
Net loss attributable to shareholders	$(8,919)	$(4,783)	$(4,136)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Net loss attributable to shareholders	$(8,919)	$(4,783)	$(4,136)
Add: Provision for income taxes	69	57	12
Add: Equity-based compensation expense	538	841	(303)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	9,700	7,718	1,982
Add: Interest expense	6,110	1,203	4,907
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(3,692)	(2,208)	(1,484)
Adjusted EBITDA (non-GAAP)	$3,806	$2,828	$978
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2022 and 2021: (i) equity-based compensation of $121 and $189, (ii) provision for income taxes of $15 and $13, (iii) interest expense of $1,374 and $271 and (iv) depreciation and amortization expense of $2,182 and $1,735, respectively.
Comparison of the three months ended March 31, 2022 and 2021
Revenues
Total revenues increased $2.3 million which reflects an increase in terminal services revenue of $2.4 million primarily due to higher volumes.
Expenses
Total expenses increased $8.3 million which reflects:
•an increase in interest expense of $4.9 million due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement;
•an increase in operating expenses of $1.4 million primarily due to increased terminal activity; and
•an increase in depreciation and amortization of $2.0 million due to additional assets being placed into service.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.0 million primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Infrastructure revenues
Rail revenues	$86	$—	$86
Terminal services revenues	90	132	(42)
Other revenue	(2,162)	7,964	(10,126)
Total revenues	(1,986)	8,096	(10,082)

Expenses
Operating expenses	3,883	3,102	781
Depreciation and amortization	2,369	2,211	158
Interest expense	287	279	8
Total expenses	6,539	5,592	947

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(23,549)	1,542	(25,091)
Total other (expense) income	(23,549)	1,542	(25,091)
(Loss) income before income taxes	(32,074)	4,046	(36,120)
Provision for income taxes	—	154	(154)
Net (loss) income	(32,074)	3,892	(35,966)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries	(330)	55	(385)
Net (loss) income attributable to shareholders	$(31,744)	$3,837	$(35,581)
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Net (loss) income attributable to shareholders	$(31,744)	$3,837	$(35,581)
Add: Provision for income taxes	—	154	(154)
Add: Equity-based compensation expense	171	273	(102)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	766	(7,964)	8,730
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,369	2,211	158
Add: Interest expense	287	279	8
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	6,095	2,705	3,390
Less: Equity in losses of unconsolidated entities	23,549	(1,542)	25,091
Less: Non-controlling share of Adjusted EBITDA (2)	(124)	179	(303)
Adjusted EBITDA (non-GAAP)	$1,369	$132	$1,237
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2022 and 2021: (i) net (loss) income of $(21,380) and $1,542, (ii) interest expense of $6,443 and $160, (iii) depreciation and amortization expense of $6,284 and $1,880, (iv) acquisition and transaction expenses of $3 and $0, (v) changes in fair value of non-hedge derivative instruments of $14,615 and $(877), (vi) equity-based compensation of $98 and $0 and (vii) asset impairment of $32 and $0, respectively.
(2) Includes the following items for the three months ended March 31, 2022 and 2021: (i) equity-based compensation of $6 and $9, (ii) interest expense of $10 and $10, (iii) depreciation and amortization expense of $81 and $76 and (iv) changes in fair value of non-hedge derivative instruments of $27 and $(274), respectively.

Comparison of the three months ended March 31, 2022 and 2021
Revenues
Total revenue decreased $10.1 million primarily due to a loss on butane forward purchase contracts at Repauno.
Expenses
Total expenses increased $0.9 million which reflects higher operating expenses of $0.8 million due to increased activity at Repauno.
Other expense
Total other expense increased $25.1 million which reflects an increase in equity in losses in unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.2 million primarily due to the changes noted above.
Transtar
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Infrastructure revenues
Lease income	$488	$—	$488
Rail revenues	33,582	—	33,582
Total revenues	34,070	—	34,070

Expenses
Operating expenses	19,063	—	19,063
Acquisition and transaction expenses	206	—	206
Depreciation and amortization	4,759	—	4,759
Interest expense	60	—	60
Total expenses	24,088	—	24,088

Other expense
Other expense	(360)	—	(360)
Total other expense	(360)	—	(360)
Income before income taxes	9,622	—	9,622
Provision for income taxes	2,079	—	2,079
Net income	7,543	—	7,543
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net income attributable to shareholders	$7,543	$—	$7,543

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Net income attributable to shareholders	$7,543	$—	$7,543
Add: Provision for income taxes	2,079	—	2,079
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	206	—	206
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	4,759	—	4,759
Add: Interest expense	60	—	60
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA	$14,647	$—	$14,647

Financial results for the three months ended March 31, 2022
Revenues
Total revenues were $34.1 million, which primarily consists of switching, interline, and ancillary rail services.
Expenses
Total expenses were $24.1 million, which primarily consists of (i) operating expenses of $19.1 million which primarily includes compensation and benefits of $11.8 million and facility operating expense of $5.2 million and (ii) depreciation and amortization of $4.8 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $14.6 million primarily due to the activity noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Revenues
Equipment leasing revenues
Lease income	$5,367	$438	$4,929
Other revenue	1,299	68	1,231
Total equipment leasing revenues	6,666	506	6,160
Infrastructure revenues
Other revenue	1,018	1,727	(709)
Total infrastructure revenues	1,018	1,727	(709)
Total revenues	7,684	2,233	5,451

Expenses
Operating expenses	6,645	5,924	721
General and administrative	5,691	4,252	1,439
Acquisition and transaction expenses	4,788	447	4,341
Management fees and incentive allocation to affiliate	4,164	3,990	174
Depreciation and amortization	2,144	2,043	101
Interest expense	44,141	31,508	12,633
Total expenses	67,573	48,164	19,409

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(662)	172	(834)
Interest income	491	18	473
Total other (expense) income	(171)	190	(361)
Loss before income taxes	(60,060)	(45,741)	(14,319)
Provision for income taxes	281	—	281
Net loss	(60,341)	(45,741)	(14,600)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Less: Dividends on preferred shares	6,791	4,625	2,166
Net loss attributable to shareholders	$(67,132)	$(50,366)	$(16,766)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021
Net loss attributable to shareholders	$(67,132)	$(50,366)	$(16,766)
Add: Provision for income taxes	281	—	281
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	4,788	447	4,341
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,144	2,043	101
Add: Interest expense	44,141	31,508	12,633
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(688)	5	(693)
Less: Equity in losses (earnings) of unconsolidated entities	662	(172)	834
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(15,804)	$(16,535)	$731
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2022 and 2021: (i) net loss of $(708) and $(22) and (ii) interest expense of $20 and $27, respectively.
Comparison of the three months ended March 31, 2022 and 2021
Revenues
Total revenues increased $5.5 million primarily due to (i) an increase of $6.2 million in the offshore energy business as one of our vessels was on-hire in 2022 while it was off-hire in 2021 and (ii) a decrease of $0.7 million in our railcar cleaning business due to lower volumes.
Expenses
Total expenses increased $19.4 million primarily due to higher (i) interest expense and (ii) acquisition and transaction expenses.
Interest expense increased $12.6 million, which reflects an increase in the average outstanding debt of approximately $956.1 million due to increases in (i) the Senior Notes due 2028 of $1.0 billion, (ii) the 2021 Bridge Loans of $260.0 million and (iii) the Revolving Credit Facility of $93.5 million, partially offset by a decrease in (iv) the Senior Notes due 2022 of $400.0 million, which was redeemed in full in May 2021.
Acquisition and transaction expense increased $4.3 million primarily due to professional fees related to strategic transactions.
Other expense
Total other expense increased $0.4 million primarily due to (i) an increase of $0.8 million in equity in losses of unconsolidated entities, partially offset by (ii) an increase of $0.5 million in interest income related to certain outstanding notes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.7 million primarily due to the changes noted above.

Liquidity and Capital Resources
On April 28, 2022, the Board of Directors unanimously approved the spin-off of FTAI Infrastructure. See “Spin-off of FTAI Infrastructure” above for more information related to our liquidity plans.
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
•Cash used for the purpose of making investments was $284.4 million and $165.0 million during the three months ended March 31, 2022 and 2021, respectively.
•Dividends to shareholders and holders of eligible participating securities were $39.5 million and $33.0 million during the three months ended March 31, 2022 and 2021, respectively.
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
•Cash flows provided from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $12.8 million and $(39.8) million during the three months ended March 31, 2022 and 2021, respectively.
•During the three months ended March 31, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million, (ii) Revolving Credit Facility of $160.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of $224.5 million relating to the Revolving Credit Facility. During the three months ended March 31, 2021, additional borrowings were obtained in connection with the (i) Revolving Credit Facility of $150.0 million and (ii) EB-5 Loan Agreement of $21.6 million.
•Proceeds from the sale of assets were $54.4 million and $4.6 million during the three months ended March 31, 2022 and 2021, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $0.0 million and $101.2 million during the three months ended March 31, 2022 and 2021, respectively.
We are currently evaluating several potential Infrastructure and Equipment Leasing transactions, which could occur within the next 12 months. None of these transactions or negotiations are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the three months ended March 31, 2022 and 2021
The following table compares the historical cash flow for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$1,923	$(48,932)
Net cash used in investing activities	(228,127)	(154,418)
Net cash provided by financing activities	145,810	235,408
Net cash provided by operating activities increased $50.9 million, which primarily reflects (i) certain adjustments to reconcile net loss to cash provided by operating activities including, asset impairment of $120.7 million, bad debt expense of $48.5 million and equity in losses of unconsolidated entities of $25.4 million and (ii) changes in working capital of $43.4 million, partially offset by (iii) an increase in our net loss of $194.8 million.
Net cash used in investing activities increased $73.7 million, primarily due to (i) an increase in acquisitions of leasing equipment of $104.7 million and (ii) an increase in acquisitions of property, plant and equipment of $15.4 million, partially offset by (iii) higher proceeds from the sale of leasing equipment of $46.9 million.
Net cash provided by financing activities decreased $89.6 million, primarily due to (i) an increase in repayments of debt of $224.5 million and (ii) an decrease in proceeds from the issuance of preferred shares of $101.2 million, partially offset by (iii) an increase in proceeds from debt of $237.4 million.
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Net Cash Provided by (Used in) Operating Activities	$1,923	$(48,932)
Add: Principal Collections on Finance Leases	67	395
Add: Proceeds from Sale of Assets	54,401	4,574
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	—	—
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	14,995	58,441
Funds Available for Distribution (FAD)	$71,386	$14,478
________________________________________________________
(1) Required payments on debt obligations for the three months ended March 31, 2022 exclude repayments of $224,473 for the Revolving Credit Facility.
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
Debt Obligations
Refer to Note 7 of the Consolidated Financial Statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2022, we had outstanding principal and interest payment obligations of $3.5 billion and $1.1 billion, respectively, of which, $340.1 million and $188.5 million, respectively, are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of March 31, 2022, we had outstanding operating and finance lease obligations of $180.5 million, of which, $10.1 million is due in the next twelve months.
Other Obligations—As of March 31, 2022, in connection with a pipeline capacity agreement at Jefferson Terminal, we had an obligation to pay a minimum of $10.2 million in marketing fees in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our common shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $122.4 million and $26.9 million on our common shares and preferred shares, respectively.
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
Critical Accounting Estimates and Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal and Transtar. The carrying amount of goodwill was approximately $258.0 million and $257.1 million as of March 31, 2022 and December 31, 2021, respectively.
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the year ended December 31, 2021.
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
We estimate the fair value of the Jefferson and Transtar reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Due to the acquisition of Transtar in 2021, the estimated fair value of that reporting unit approximates the book value. The Jefferson reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20%. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products and is subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 31, 2021, approximately 4.3 million barrels of storage was currently operational with 1.9 million barrels currently under construction for new contracts which will complete our storage development for our main terminal. Our discount rate for our 2021 goodwill impairment analysis was 9.0% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
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
There was no impairment of goodwill for the year ended December 31, 2021.

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
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. The ICE Benchmark Administration ceased publication of one-week and two-month USD LIBOR settings after December 31, 2021 and intends to cease publishing the remaining USD LIBOR settings after June 30, 2023. We are monitoring related reform proposals and evaluating the related risks and, as a result of LIBOR’s phase out, amended our revolving credit facility to incorporate SOFR as the successor rate to LIBOR; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR, SOFR or other benchmark indices could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for financial instruments tied to variable interest rate indices.
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
As of March 31, 2022, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $5.0 million or a decrease of approximately $3.0 million in interest expense over the next 12 months.
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
Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Spin-Off of Our Infrastructure Business
The proposed plan to spin-off our infrastructure business into a separate, publicly traded company may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
On April 28, 2022, our board of directors unanimously approved the previously announced plan to spin off our infrastructure business. We expect the spin-off to be completed in the second quarter of 2022 through a pro-rata distribution to FTAI common shareholders of all of the shares of common stock of FTAI Infrastructure Inc. that FTAI owns as of the record date for the distribution. The infrastructure business is expected to be spun out in an entity taxed as a corporation for U.S. federal income tax purposes and will hold, among other things, our Jefferson, Repauno, Long Ridge and Transtar assets, and will retain all related project-level debt of those entities. FTAI Infrastructure’s common stock is expected to be listed on The Nasdaq Global Select Market under the ticker symbol “FIP”. We expect to retain our aviation business and certain other assets and our remaining outstanding corporate indebtedness.
The spin-off poses risks and challenges that could negatively impact our business, and there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, the SEC declaring effective the registration statement on Form 10 filed with regard to the spin-off, the approval of an application to list FTAI Infrastructure’s common stock on the Nasdaq and the formal declaration of the distribution by our board of directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than anticipated. Moreover, even if all the conditions have been satisfied, if our board of directors determines, in its sole discretion, that the spin-off is not in the best interests of FTAI and our shareholders, our board may terminate the spin-off. Failure to complete the spin-off could negatively affect the price of our common shares.
In addition, the spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, the Company believes that having two independent companies with distinct investment profiles will maximize the strategic focus and financial flexibility of each company to grow and return capital to shareholders. In the event that the spin-off does not have these and other expected benefits, the costs associated with the transaction could have a negative effect on our financial condition and ability to make distributions to shareholders. There may also be disruptions to our business as a result of the separation, including a diversion of management’s time and attention from our regular business operations, which could result in a loss of revenue. We and FTAI Infrastructure are expected to incur significant one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating each business as an independent, publicly traded company and paying separate management and incentive fees, among others. Further, the combined value of the shares of the two publicly traded companies may not be equal to or greater than the value of FTAI’s common shares if the spin-off had not occurred. These costs, disruptions and uncertainties, or others, may exceed our estimates or could negate some or all of the benefits we expect to realize from the spin-off, which could have a material adverse effect on our business, financial condition, results of operations and prospects, whether the proposed spin-off is completed or not.
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

Further, demand for our assets is related to passenger and cargo traffic growth, which in turn is dependent on general business and economic conditions. Global economic downturns could have an adverse impact on passenger and cargo traffic levels and consequently our lessees’ and charterers’ business, which may in turn result in a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our assets. We have in the past been exposed to increased credit risk from our customers and third parties who have obligations to us, which resulted in non-performance of contracts by our lessees and adversely impacted our business, financial condition, results of operations and cash flows. We cannot assure you that similar loss events may not occur in the future.
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
International, political, and economic factors, events and conditions, including current sanctions against Russia related to its invasion of Ukraine, affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
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
Our assets are exposed to unplanned interruptions caused by events outside of our control which may disrupt our business and cause damage or losses that may not be adequately covered by insurance.
The operations of transportation and infrastructure projects are exposed to unplanned interruptions caused by breakdown or failure of equipment or plants, aging infrastructure, employee error or contractor or subcontractor failure, problems that delay or increase the cost of returning facilities to service after outages, limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements, fuel supply or fuel transportation reductions or interruptions, labor disputes, difficulties with the implementation or operation of information systems, derailments, power outages, pipeline or electricity line ruptures, catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires, or other disasters. Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements. We have in the past experienced power outages at plants which disrupted their operations and negatively impacted our revenues. We cannot assure you that similar events may not occur in the future. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, either indirectly through our lessees or charterers or through our own insurance policies, no assurance can be given that the occurrence of any such event will not materially adversely affect us. In addition, if a lessee or charterer is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease or charter. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
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
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities, pay dividends on our common and preferred shares or successfully compete. A breach of any of these covenants could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable.
Terrorist attacks or other hostilities could negatively impact our operations and our profitability and may expose us to liability and reputational damage.
Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact airports or aircraft, ports where our containers and vessels travel, or our physical facilities or those of our customers. In addition, it is also possible that our assets could be involved in a terrorist attack or other hostilities. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations. Although our lease and charter agreements generally require the counterparties to indemnify us against all damages arising out of the use of our assets, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes our assets.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. On November 30, 2020, ICE Benchmark Administration, or the IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021, for only the one-week and two-month LIBOR tenors, and on June 30, 2023, for all other LIBOR tenors. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. The IBA ceased publication of one-week and two-month USD LIBOR settings after December 31, 2021, and intends to cease publishing the remaining USD LIBOR settings after June 30, 2023.
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
As of March 31, 2022, we had $150.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. As a result of LIBOR’s phase out, our revolving credit facility was amended to incorporate SOFR as the successor rate to LIBOR, and our December 2021 bridge loan bears interest based on SOFR. There are significant differences between how LIBOR and SOFR are calculated, which could result in increased borrowing costs. We cannot predict to what extent the withdrawal and replacement of LIBOR will impact us. However, the implementation of alternative underlying floating-rate indices and reference rates may have an adverse impact on our business, results of operations or financial condition.
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

Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager intends to engage in additional transportation and infrastructure related management and other investment opportunities in the future, including, but not limited to, the previously announced spin-off of our infrastructure business, which may compete with us for investments or result in a change in our current investment strategy. In addition, our operating agreement provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of FTAI and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
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
If the spin-off of FTAI Infrastructure is completed, we expect that our Management Agreement will be amended and assigned to FTAI Infrastructure and that we will enter into a new management agreement under terms substantially similar to the terms of the Management Agreement.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of March 31, 2022, rights relating to 3,737,742 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Although we currently intend to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, our existing indebtedness does, and our future indebtedness may, limit our ability to pay dividends on our common and preferred shares. Moreover, pursuant to the Partnership Agreement, the General Partner will be entitled to receive incentive allocations before any amounts are distributed by us based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively. Furthermore, the terms of our Series A preferred shares generally prevent us from declaring or paying dividends on or repurchasing our common shares or other junior capital unless all accrued distributions on such preferred shares have been paid in full.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of November 19, 2019, by and among Soo Line Corporation, Black Bear Acquisition LLC, Railroad Acquisition Holdings LLC and Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed January 6, 2020).
	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
	3.2	Fourth Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of March 25, 2021 (incorporated by reference to Exhibit 3.2 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
	3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
	3.4	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares, dated as of November 27, 2019 (included as part of Exhibit 3.2).
	3.5	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares, dated as of March 25, 2021 (included as part of Exhibit 3.2).
	4.1	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
	4.3	First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	Indenture, dated April 12, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-K, filed April 12, 2021).
	4.6	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.12).
	4.7	First Supplemental Indenture, dated as of September 24, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.8	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
	4.9	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
	4.10	Form of certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
	4.11	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.18 to Fortress Transportation and Infrastructure Investors LLC’s Form 10-K, filed February 25, 2022).
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
*	10.6	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
*	10.7	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

	Exhibit No.	Description
	10.9	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
†	10.10	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
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

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	April 29, 2022
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	April 29, 2022
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	April 29, 2022
Eun Nam
Chief Accounting Officer