Form 10-Q
period 2022-06-30
Fortress Transportation & Infrastructure Investors LLC
filed 2022-07-29
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 99,378,771 common shares outstanding representing limited liability company interests at July 25, 2022.

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
•the inability to pay dividends to our shareholders in the future
•the risk that the contemplated spin-off of our infrastructure business may not be completed or may not achieve the intended benefits; and
•other risks described in the “Risk Factors” section of this report.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	2	$118,854	$188,078
Restricted cash	2	177,951	251,983
Accounts receivable, net		166,562	175,225
Leasing equipment, net	3	1,844,095	1,891,649
Operating lease right-of-use assets, net		73,549	75,344
Property, plant, and equipment, net	4	1,642,536	1,555,857
Investments	5	99,543	77,325
Intangible assets, net	6	95,845	98,699
Goodwill		262,819	257,137
Other assets	2	400,394	292,557
Total assets		$4,882,148	$4,863,854

Liabilities
Accounts payable and accrued liabilities		$253,207	$202,669
Debt, net	7	3,497,566	3,220,211
Maintenance deposits		58,553	106,836
Security deposits		27,761	40,149
Operating lease liabilities		72,140	73,594
Other liabilities		283,650	96,295
Total liabilities		$4,192,877	$3,739,754

Commitments and contingencies	16

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,200,196 and 99,180,385 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)		$992	$992
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 13,320,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)		133	133
Additional paid in capital		1,332,968	1,411,940
Accumulated deficit		(336,345)	(132,392)
Accumulated other comprehensive loss		(298,874)	(156,381)
Shareholders' equity		698,874	1,124,292
Non-controlling interest in equity of consolidated subsidiaries		(9,603)	(192)
Total equity		689,271	1,124,100
Total liabilities and equity		$4,882,148	$4,863,854

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2022	2021	2022	2021
Revenues
Equipment leasing revenues		$112,064	$81,571	$203,755	$138,178
Infrastructure revenues		65,868	15,344	112,016	35,886
Total revenues	9	177,932	96,915	315,771	174,064
Expenses
Operating expenses	2	84,004	31,183	192,920	56,180
General and administrative		5,004	3,655	10,695	7,907
Acquisition and transaction expenses		9,626	4,399	15,650	6,042
Management fees and incentive allocation to affiliate	13	3,062	4,113	7,226	8,103
Depreciation and amortization	3, 4, 6	56,622	47,371	114,923	91,906
Asset impairment		886	89	123,676	2,189
Interest expense		54,373	37,504	104,971	70,494
Total expenses		213,577	128,314	570,061	242,821
Other income (expense)
Equity in losses of unconsolidated entities	5	(13,823)	(7,152)	(37,836)	(5,778)
Gain on sale of assets, net		63,645	3,987	79,933	4,798
Loss on extinguishment of debt		—	(3,254)	—	(3,254)
Interest income		590	454	1,246	739
Other expense		(1,596)	(884)	(2,055)	(703)
Total other income (expense)		48,816	(6,849)	41,288	(4,198)
Income (loss) before income taxes		13,171	(38,248)	(213,002)	(72,955)
Provision for (benefit from) income taxes	12	3,411	(1,640)	6,897	(1,471)
Net income (loss)		9,760	(36,608)	(219,899)	(71,484)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(8,480)	(6,625)	(15,946)	(11,586)
Less: Dividends on preferred shares		6,791	6,551	13,582	11,176
Net income (loss) attributable to shareholders		$11,449	$(36,534)	$(217,535)	$(71,074)

Income (loss) per share:	15
Basic		$0.12	$(0.42)	$(2.19)	$(0.83)
Diluted		$0.11	$(0.42)	$(2.19)	$(0.83)
Weighted average shares outstanding:
Basic		99,370,301	86,030,652	99,367,597	86,029,305
Diluted		99,805,455	86,030,652	99,367,597	86,029,305

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$9,760	$(36,608)	$(219,899)	$(71,484)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1)	(47,714)	(32,832)	(142,493)	(22,878)
Comprehensive loss	(37,954)	(69,440)	(362,392)	(94,362)
Comprehensive loss attributable to non-controlling interest	(8,480)	(6,625)	(15,946)	(11,586)
Comprehensive loss attributable to shareholders	$(29,474)	$(62,815)	$(346,446)	$(82,776)
________________________________________________________
(1) Net of deferred tax benefit of $— and $(7,118) for the three months ended June 30, 2022 and 2021, respectively, and $— and $(4,472) for the six months ended June 30, 2022 and 2021, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2022
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(222,193)		(7,466)	(229,659)
Other comprehensive loss					(94,779)		(94,779)
Total comprehensive loss				(222,193)	(94,779)	(7,466)	(324,438)
Issuance of common shares			164				164
Dividends declared - common shares			(32,749)				(32,749)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						709	709
Equity - March 31, 2022	$992	$133	$1,372,564	$(354,585)	$(251,160)	$(6,949)	$760,995
Net income (loss)				18,240		(8,480)	9,760
Other comprehensive loss					(47,714)		(47,714)
Total comprehensive income (loss)				18,240	(47,714)	(8,480)	(37,954)
Acquisition of consolidated subsidiary						3,054	3,054
Contributions from non-controlling interest						1,187	1,187
Issuance of common shares			235				235
Dividends declared - common shares			(33,040)				(33,040)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						1,585	1,585
Equity - June 30, 2022	$992	$133	$1,332,968	$(336,345)	$(298,874)	$(9,603)	$689,271

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2021
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(29,915)		(4,961)	(34,876)
Other comprehensive income					9,954		9,954
Total comprehensive (loss) income				(29,915)	9,954	(4,961)	(24,922)
Settlement of equity-based compensation						(183)	(183)
Issuance of common shares			150				150
Dividends declared - common shares			(28,383)				(28,383)
Issuance of preferred shares		42	101,138				101,180
Dividends declared - preferred shares			(4,625)				(4,625)
Equity-based compensation						1,114	1,114
Equity - March 31, 2021	$856	$133	$1,198,386	$(58,073)	$(16,283)	$18,633	$1,143,652
Net loss				(29,983)		(6,625)	(36,608)
Other comprehensive loss					(32,832)		(32,832)
Total comprehensive loss				(29,983)	(32,832)	(6,625)	(69,440)
Issuance of common shares			305				305
Dividends declared - common shares			(28,412)				(28,412)
Issuance of preferred shares			20				20
Dividends declared - preferred shares			(6,551)				(6,551)
Equity-based compensation						1,439	1,439
Equity - June 30, 2021	$856	$133	$1,163,748	$(88,056)	$(49,115)	$13,447	$1,041,013

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(219,899)	$(71,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	37,836	5,778
Gain on sale of assets, net	(79,933)	(4,798)
Security deposits and maintenance claims included in earnings	(30,208)	(15,413)
Loss on extinguishment of debt	—	3,254
Equity-based compensation	2,294	2,553
Depreciation and amortization	114,923	91,906
Asset impairment	123,676	2,189
Change in deferred income taxes	6,200	(1,632)
Change in fair value of non-hedge derivative	(748)	(6,573)
Amortization of lease intangibles and incentives	23,818	14,905
Amortization of deferred financing costs	13,328	4,489
Provision for (benefit from) credit losses	47,218	(733)
Other	(407)	(117)
Change in:
Accounts receivable	(47,061)	(86,661)
Other assets	(37,692)	(44,639)
Accounts payable and accrued liabilities	5,045	47,320
Management fees payable to affiliate	(1,829)	(631)
Other liabilities	(5,130)	(3,637)
Net cash used in operating activities	(48,569)	(63,924)

Cash flows from investing activities:
Investment in unconsolidated entities	(2,232)	(1,105)
Principal collections on finance leases	575	1,269
Acquisition of business, net of cash acquired	(3,819)	—
Acquisition of leasing equipment	(320,766)	(170,132)
Acquisition of property, plant and equipment	(118,729)	(84,134)
Acquisition of lease intangibles	(5,282)	(517)
Purchase deposits for acquisitions	(7,100)	(9,180)
Proceeds from sale of leasing equipment	138,020	57,155
Proceeds from sale of property, plant and equipment	4,304	—
Proceeds for deposit on sale of aircraft and engine	8,245	1,425
Return of purchase deposits	—	1,010
Net cash used in investing activities	$(306,784)	$(204,209)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from debt	$503,980	$776,100
Repayment of debt	(224,724)	(552,704)
Payment of deferred financing costs	(14,405)	(10,653)
Receipt of security deposits	1,890	1,020
Return of security deposits	—	(1,034)
Receipt of maintenance deposits	24,418	16,255
Capital contributions from non-controlling interests	1,187	—
Release of maintenance deposits	(878)	(12,071)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	101,201
Settlement of equity-based compensation	—	(183)
Cash dividends - common shares	(65,789)	(56,795)
Cash dividends - preferred shares	(13,582)	(11,176)
Net cash provided by financing activities	212,097	249,960

Net decrease in cash and cash equivalents and restricted cash	(143,256)	(18,173)
Cash and cash equivalents and restricted cash, beginning of period	440,061	161,418
Cash and cash equivalents and restricted cash, end of period	$296,805	$143,245

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$105,635	$23,299
Acquisition of property, plant and equipment	(1,346)	(891)
Settled and assumed security deposits	(12,055)	(1,042)
Billed, assumed and settled maintenance deposits	(55,108)	(22,123)
Non-cash change in equity method investment	(142,493)	(22,878)
Conversion of interests in unconsolidated entities	(21,302)	—
Issuance of common shares	399	455

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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements. Total VIE assets of DRP were $331.2 million and $316.5 million, and total VIE liabilities of DRP were $48.2 million and $32.6 million as of June 30, 2022 and December 31, 2021, respectively.

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
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations within our Aviation Leasing segment. Aviation inventory is carried at the lower of cost or net realizable value on our balance sheet. We had Aviation inventory of $112.7 million and $100.3 million as of June 30, 2022 and December 31, 2021, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $5.9 million and $6.8 million as of June 30, 2022 and December 31, 2021, respectively, which is included in Other assets in the Consolidated Balance Sheets.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $66.0 million and $64.5 million as of June 30, 2022 and December 31, 2021, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $2.5 million and $2.9 million as of June 30, 2022 and December 31, 2021, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $7.6 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $13.3 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
Other revenue also includes revenue related to providing roadside assistance services to customers in the intermodal and over-the-road trucking industries. Revenue is recognized when a performance obligation is satisfied by completing a repair service at a point in time. Revenues are typically invoiced for each repair and generally have 30-day payment terms.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers on our finance leases and operating leases. We attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, enter into collateral arrangements. During the three and six months ended June 30, 2022, one customer in the Transtar segment accounted for approximately 20% and 22% of total revenue, respectively. During the three and six months ended June 30, 2021, one customer in the Aviation Leasing segment accounted for approximately 10% and 11% of total revenue, respectively.
As of June 30, 2022, there was one customer in the Aviation Leasing segment that represented 14% of total Accounts receivable, net, one customer in the Ports and Terminals segment that represented 12% of total Accounts receivable, net, and one customer in the Transtar segment that represented 11% of total Accounts receivable, net. As of December 31, 2021, Accounts receivable from two customers in the Aviation Leasing segment represented 36% and 13% of total Accounts receivable, net, respectively. As of December 31, 2021, no other customers in other segments represented more than 10% of total Accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $55.6 million and $16.9 million as of June 30, 2022 and December 31, 2021, respectively. There were bad debt reversals of $0.7 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. There was a provision for credit losses of $47.2 million and a bad debt reversal of $0.7 million for the six months ended June 30, 2022 and 2021, respectively, and is included in Operating expenses in the Consolidated Statements of Operations.
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines during the first quarter of 2022 and recognized approximately $47.2 million in bad debt expense during the six months ended June 30, 2022. Our allowance for doubtful accounts at June 30, 2022 includes all accounts receivable exposure to Russian and Ukrainian customers.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes for our pension and other postretirement benefits and other comprehensive income related to cash flow hedges of our equity method investees.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other Assets—Other assets is primarily comprised of lease incentives of $37.1 million and $46.9 million, purchase deposits of $7.2 million and $13.7 million, prepaid expenses of $26.1 million and $21.4 million, notes receivable of $112.6 million and $40.4 million, maintenance right assets of $9.1 million and $5.1 million, aircraft engine modules, spare parts and used material inventory of $112.7 million and $100.3 million, commodities inventory of $5.9 million and $6.8 million, and finance leases, net of $6.5 million and $7.6 million as of June 30, 2022 and December 31, 2021, respectively. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and recognized approximately $7.5 million in amortization for the remaining lease incentives during the three and six months ended June 30, 2022.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three and six months ended June 30, 2022 and 2021, the Board of Directors declared cash dividends of $0.33 per common share.
Additionally, in the quarter ended June 30, 2022, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively.
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
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2022	December 31, 2021
Leasing equipment	$2,354,087	$2,356,219
Less: Accumulated depreciation	(509,992)	(464,570)
Leasing equipment, net	$1,844,095	$1,891,649
Economic sanctions and export controls against Russia and Russia’s aviation industry have been imposed due to its invasion of Ukraine during the six months ended June 30, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. As of June 30, 2022, four aircraft and two engines were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft that have not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we do not expect to recover from Ukraine and Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $3.7 million, net of redelivery compensation during the six months ended June 30, 2022.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the six months ended June 30, 2022:

Acquisitions:
Aircraft	22
Engines	37
Dispositions:
Aircraft	4
Engines	29
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense for leasing equipment	$39,444	$35,899	$80,923	$70,594

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2022	December 31, 2021
Land, site improvements and rights	$168,786	$149,914
Construction in progress	243,552	154,859
Bridges and tunnels	177,337	174,889
Buildings and improvements	16,114	19,164
Terminal machinery and equipment	972,123	962,552
Track and track related assets	100,067	100,014
Railroad equipment	8,364	8,331
Railcars and locomotives	105,614	111,574
Computer hardware and software	10,635	5,335
Furniture and fixtures	3,190	3,119
Other	11,481	10,548
	1,817,263	1,700,299
Less: Accumulated depreciation	(174,727)	(144,442)
Property, plant and equipment, net	$1,642,536	$1,555,857
During the six months ended June 30, 2022, we added property, plant and equipment of $117.0 million, which primarily consisted of land, terminal machinery and equipment placed in service or under development at Jefferson Terminal.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$15,293	$10,583	$30,240	$19,535
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2022	December 31, 2021
Advanced Engine Repair JV	Equity method	25%	$20,752	$21,317
Falcon MSN 177 LLC	Equity method	50%	1,886	1,600
Intermodal Finance I, Ltd.	Equity method	51%	—	—
Long Ridge Terminal LLC (1)	Equity method	50%	—	—
FYX Trust Holdco LLC	Equity at December 31, 2021	65% and 14% as of June 30, 2022 and December 31, 2021, respectively (2)	—	1,255
GM-FTAI Holdco LLC	Equity method	See below	72,475	52,295
Clean Planet Energy USA LLC	Equity method	50%	4,430	858
			$99,543	$77,325
________________________________________________________
(1) The carrying value of $188.0 million and $17.5 million as of June 30, 2022 and December 31, 2021 is included in Other liabilities in the Consolidated Balance Sheets.
(2) See “Equity Investments - FYX Holdco LLC” below for additional information regarding the FYX Trust Holdco LLC acquisition in May 2022.
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2022 and 2021.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advanced Engine Repair JV	$(212)	$(341)	$(566)	$(681)
Falcon MSN 177 LLC	247	—	799	—
Intermodal Finance I, Ltd.	45	204	89	376
Long Ridge Terminal LLC	(12,971)	(7,015)	(36,520)	(5,473)
GM-FTAI Holdco LLC	(688)	—	(1,121)	—
Clean Planet Energy USA LLC	(244)	—	(517)	—
Total	$(13,823)	$(7,152)	$(37,836)	$(5,778)
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
Falcon MSN 177 LLC
In November 2021, we invested $1.6 million for a 50% interest in Falcon MSN 177 LLC, an entity that consists of one Dassault Falcon 2000 aircraft. Falcon MSN 177 LLC leases the aircraft to charter operators on aircraft, crew, maintenance and insurance contracts. We account for our investment in Falcon as an equity method investment as we have significant influence through our interest.
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
On June 15, 2022, we exchanged our Class B shares which gave us economic interest in Aleon for an additional 20% interest in Class A shares. In addition, we also terminated our credit agreements with GMR and Aleon in exchange for an approximate 8.5% of additional interest in Class A shares. At June 30, 2022 as a result of these exchange transactions, we own approximately 27% of GM-FTAI Holdco LLC, which owns 100% of both GMR and Aleon.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Terminal LLC:

	June 30, 2022	December 31, 2021
Balance Sheet
Assets
Cash and cash equivalents	$2,470	$2,932
Restricted cash	25,096	32,469
Accounts receivable, net	24,876	17,896
Property, plant, and equipment, net	788,215	764,607
Intangible assets, net	4,750	4,940
Goodwill	89,390	89,390
Other assets	16,975	14,441
Total assets	$951,772	$926,675

Liabilities
Accounts payable and accrued liabilities	$46,338	$16,121
Debt, net	606,174	604,261
Derivative liabilities	671,577	339,033
Other liabilities	2,979	2,246
Total liabilities	1,327,068	961,661

Equity
Shareholders’ equity	(272,779)	(1,035)
Accumulated deficit	(102,517)	(33,951)
Total equity	(375,296)	(34,986)
Total liabilities and equity	$951,772	$926,675

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	2022	2021	2022	2021
Total revenues	$19,801	$8,849	$15,043	$17,270

Expenses
Operating expenses	19,909	6,715	32,356	10,987
Depreciation and amortization	12,454	3,683	24,998	7,436
Interest expense	13,181	627	26,042	946
Total expenses	45,544	11,025	83,396	19,369
Total other expense	(149)	(11,825)	(213)	(8,826)
Net loss	$(25,892)	$(14,001)	$(68,566)	$(10,925)
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
In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. From the purchase date in May 2022 through and as of June 30, 2022, FYX is presented on a consolidated basis in the Consolidated Statement of Operations and the Consolidated Balance Sheet. $4.2 million is recorded as non-controlling interest for interest held by other parties at June 30, 2022. At the purchase date, assets of FYX were $13.7 million, liabilities were $10.1 million, and goodwill of $5.4 million was recorded. Since purchase, we have recorded total revenue from FYX of $10.1 million and net loss from FYX of $0.4 million.

6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2022
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$75,726	$—	$—	$75,726
Less: Accumulated amortization	(43,858)	—	—	(43,858)
Acquired favorable lease intangibles, net	31,868	—	—	31,868
Customer relationships	—	35,513	60,000	95,513
Less: Accumulated amortization	—	(27,814)	(3,722)	(31,536)
Acquired customer relationships, net	—	7,699	56,278	63,977
Total intangible assets, net	$31,868	$7,699	$56,278	$95,845

Intangible liabilities
Acquired unfavorable lease intangibles	$18,227	$—	$—	$18,227
Less: Accumulated amortization	(6,906)	—	—	(6,906)
Acquired unfavorable lease intangibles, net	$11,321	$—	$—	$11,321

	December 31, 2021
	Aviation Leasing	Jefferson Terminal	Transtar	Total
Intangible assets
Acquired favorable lease intangibles	$67,013	$—	$—	$67,013
Less: Accumulated amortization	(36,051)	—	—	(36,051)
Acquired favorable lease intangibles, net	30,962	—	—	30,962
Customer relationships	—	35,513	60,000	95,513
Less: Accumulated amortization	—	(26,038)	(1,738)	(27,776)
Acquired customer relationships, net	—	9,475	58,262	67,737
Total intangible assets, net	$30,962	$9,475	$58,262	$98,699

Intangible liabilities
Acquired unfavorable lease intangibles	$14,795	$—	$—	$14,795
Less: Accumulated amortization	(6,068)	—	—	(6,068)
Acquired unfavorable lease intangibles, net	$8,727	$—	$—	$8,727

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Lease intangibles	Equipment leasing revenues	$3,310	$1,198	$6,968	$1,950
Customer relationships	Depreciation and amortization	1,885	889	3,760	1,777
Total		$5,195	$2,087	$10,728	$3,727
As of June 30, 2022, estimated net annual amortization of intangibles is as follows:

Remainder of 2022	$9,508
2023	15,462
2024	11,063
2025	5,948
2026	4,518
Thereafter	38,025
Total	$84,524

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

7. DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2022			December 31, 2021
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$220,000	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR Rate + 3.00%	12/2/24	$189,473
DRP Revolver (2)	25,000	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Eurodollar)	11/5/24	25,000
EB-5 Loan Agreement	35,550	5.75%	1/25/26	26,100
2021 Bridge Loans	339,805	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	12/15/22	100,527
Total loans payable	620,355			341,100
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980
Series 2021 Bonds	425,000	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000
Senior Notes due 2025 (3)	851,951	6.50%	10/1/25	852,198
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (4)	1,002,255	5.50%	5/1/28	1,002,416
Total bonds payable	2,943,186			2,943,594

Debt	3,563,541			3,284,694
Less: Debt issuance costs	(65,975)			(64,483)
Total debt, net	$3,497,566			$3,220,211

Total debt due within one year	$339,805			$100,527
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 1.00% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes an unamortized discount of $3,090 and $3,509 at June 30, 2022 and December 31, 2021, respectively, and an unamortized premium of $5,041 and $5,707 at June 30, 2022 and December 31, 2021, respectively.
(4) Includes an unamortized premium of $2,255 and $2,416 at June 30, 2022 and December 31, 2021, respectively.
We were in compliance with all debt covenants as of June 30, 2022.
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
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2022	June 30, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$118,854	$118,854	$—	$—	Market
Restricted cash	177,951	177,951	—	—	Market
Derivative assets	748	—	748	—	Income
Total assets	$297,553	$296,805	$748	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2021	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$188,078	$188,078	$—	$—	Market
Restricted cash	251,983	251,983	—	—	Market
Derivative assets	2,220	—	2,220	—	Income
Total	$442,281	$440,061	$2,220	$—
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
The fair value of our commodity derivative assets are classified as Level 2 measurements are estimated by applying the income and market approaches, based on quotes of observable market transactions, and adjusted for estimated differential factors based on quality and delivery locations.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2022	December 31, 2021
Series 2020 A Bonds (1)	$143,857	$189,773
Series 2020 B Bonds (1)	80,014	81,637
Series 2021 A Bonds (1)	161,095	222,023
Series 2021 B Bonds (1)	177,616	194,278
Senior Notes due 2025	802,766	881,408
Senior Notes due 2027	396,668	448,848
Senior Notes due 2028	829,500	1,019,470
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
We measure the fair value of certain assets on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the underlying businesses and the leasing and eventual sale of assets.
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

	Three Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$37,196	$—	$—	$—	$2,342	$39,538
Maintenance revenue	39,932	—	—	—	—	39,932
Finance lease income	102	—	—	—	—	102
Other revenue	31,701	—	—	—	791	32,492
Total equipment leasing revenues	108,931	—	—	—	3,133	112,064
Infrastructure revenues
Lease income	—	314	—	553	—	867
Rail revenues	—	—	—	37,507	—	37,507
Terminal services revenues	—	14,214	13	—	—	14,227
Other revenue	—	—	1,627	—	11,640	13,267
Total infrastructure revenues	—	14,528	1,640	38,060	11,640	65,868
Total revenues	$108,931	$14,528	$1,640	$38,060	$14,773	$177,932

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$40,208	$—	$—	$—	$2,694	$42,902
Maintenance revenue	32,003	—	—	—	—	32,003
Finance lease income	443	—	—	—	—	443
Other revenue	5,789	—	—	—	434	6,223
Total equipment leasing revenues	78,443	—	—	—	3,128	81,571
Infrastructure revenues
Lease income	—	432	—	—	—	432
Terminal services revenues	—	11,095	25	—	—	11,120
Other revenue	—	—	2,319	—	1,473	3,792
Total infrastructure revenues	—	11,527	2,344	—	1,473	15,344
Total revenues	$78,443	$11,527	$2,344	$—	$4,601	$96,915

	Six Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$71,043	$—	$—	$—	$7,709	$78,752
Maintenance revenue	76,664	—	—	—	—	76,664
Finance lease income	213	—	—	—	—	213
Other revenue	46,036	—	—	—	2,090	48,126
Total equipment leasing revenues	193,956	—	—	—	9,799	203,755
Infrastructure revenues
Lease income	—	666	—	1,041	—	1,707
Rail revenues	—	—	86	71,089	—	71,175
Terminal services revenues	—	26,908	103	—	—	27,011
Other revenue	—	—	(535)	—	12,658	12,123
Total infrastructure revenues	—	27,574	(346)	72,130	12,658	112,016
Total revenues	$193,956	$27,574	$(346)	$72,130	$22,457	$315,771

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Equipment leasing revenues
Lease income	$79,997	$—	$—	$—	$3,132	$83,129
Maintenance revenue	47,511	—	—	—	—	47,511
Finance lease income	846	—	—	—	—	846
Other revenue	6,190	—	—	—	502	6,692
Total equipment leasing revenues	134,544	—	—	—	3,634	138,178
Infrastructure revenues
Lease income	—	862	—	—	—	862
Terminal services revenues	—	21,384	157	—	—	21,541
Crude marketing revenues	—	—	—	—	—	—
Other revenue	—	—	10,283	—	3,200	13,483
Total infrastructure revenues	—	22,246	10,440	—	3,200	35,886
Total revenues	$134,544	$22,246	$10,440	$—	$6,834	$174,064
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of June 30, 2022:

Operating Leases
Remainder of 2022	$78,238
2023	108,931
2024	72,467
2025	45,869
2026	26,816
Thereafter	67,740
Total	$400,061
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
As of June 30, 2022, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2022	2021	2022	2021
Restricted Shares	$538	$1,270	$1,076	$2,111	$2,655	0.8 years
Common Units	1,047	169	1,218	442	3,599	1.2 years
Total	$1,585	$1,439	$2,294	$2,553	$6,254
Options
During the six months ended June 30, 2022, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 336,862 of its options to certain of the Manager’s employees.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Common Units
During the six months ended June 30, 2022, we issued common units of our subsidiary that had a grant date fair value of $1.9 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Additionally, during the six months ended June 30, 2022, we issued separate common units of our subsidiary that had a grant date fair value of $1.9 million and vest over three years. These awards are subject to performance targets based on EBITDA as defined in the agreements, and the total expected compensation expense is recognized ratably over the vesting periods if it is probable that the performance conditions will be met. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
11. RETIREMENT BENEFIT PLANS
In connection with the acquisition of Transtar, we established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our partially funded pension plan is a tax qualified plan. Our pension plan covers certain eligible Transtar employees. These plans are noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment.
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees and dependents of Transtar. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory.
The following table summarizes our retirement benefit plan costs for the three and six months ended June 30, 2022. Service costs and interest costs are recorded in Operating expenses and Other (expense) income, respectively, in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$438	$538	$876	$1,075
Interest costs	74	225	148	450
Total	$512	$763	$1,024	$1,525
The total amount of employer contributions paid for the six months ended June 30, 2022 was $0.3 million, and the expected remaining scheduled employer contributions for the fiscal year ending December 31, 2022 is $1.2 million.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
12. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current:
Federal	$36	$37	$413	$56
State and local	(213)	90	215	161
Foreign	(224)	(64)	69	(56)
Total current (benefit) provision	(401)	63	697	161
Deferred:
Federal	3,346	(1,622)	4,967	(1,467)
State and local	475	—	930	—
Foreign	(9)	(81)	303	(165)
Total deferred provision (benefit)	3,812	(1,703)	6,200	(1,632)
Provision for (benefit from) income taxes	$3,411	$(1,640)	$6,897	$(1,471)
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
As of and for the six months ended June 30, 2022, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2022.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$3,062	$4,113	$7,226	$8,103
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	—	—	—
Total	$3,062	$4,113	$7,226	$8,103
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Classification in the Consolidated Statements of Operations:
General and administrative	$2,817	$1,978	$5,695	$4,211
Acquisition and transaction expenses	381	554	729	971
Total	$3,198	$2,532	$6,424	$5,182
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Accrued management fees	$929	$1,495
Other payables	1,063	2,326
As of June 30, 2022 and December 31, 2021, there were no receivables from the Manager.

Other Affiliate Transactions
As of June 30, 2022 and December 31, 2021, affiliates of our Manager own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2022 and December 31, 2021 was $(24.3) million and $(9.1) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-controlling interest share of net loss	$(8,135)	$(6,538)	$(15,271)	$(11,554)
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
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. From the purchase date in May 2022 through and as of June 30, 2022, FYX is presented on a consolidated basis in the Consolidated Statement of Operations and the Consolidated Balance Sheet.Additionally, other investors in FYX are also affiliates of our Manager.

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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2022

	Three Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$108,931	$—	$—	$—	$3,133	$112,064
Infrastructure revenues	—	14,528	1,640	38,060	11,640	65,868
Total revenues	108,931	14,528	1,640	38,060	14,773	177,932

Expenses
Operating expenses	26,226	14,261	4,283	19,826	19,408	84,004
General and administrative	—	—	—	—	5,004	5,004
Acquisition and transaction expenses	919	—	—	149	8,558	9,626
Management fees and incentive allocation to affiliate	—	—	—	—	3,062	3,062
Depreciation and amortization	37,328	9,739	2,376	4,696	2,483	56,622
Asset impairment	886	—	—	—	—	886
Interest expense	—	6,127	342	15	47,889	54,373
Total expenses	65,359	30,127	7,001	24,686	86,404	213,577

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	35	—	(12,971)	—	(887)	(13,823)
Gain on sale of assets, net	63,645	—	—	—	—	63,645
Interest income	38	—	—	—	552	590
Other expense	—	(1,291)	—	(305)	—	(1,596)
Total other income (expense)	63,718	(1,291)	(12,971)	(305)	(335)	48,816
Income (Loss) before income taxes	107,290	(16,890)	(18,332)	13,069	(71,966)	13,171
Provision for (benefit from) income taxes	1,963	68	—	2,217	(837)	3,411
Net income (loss)	105,327	(16,958)	(18,332)	10,852	(71,129)	9,760
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(8,135)	(320)	—	(25)	(8,480)
Less: Dividends on preferred shares	—	—	—	—	6,791	6,791
Net income (loss) attributable to shareholders	$105,327	$(8,823)	$(18,012)	$10,852	$(77,895)	$11,449

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$158,345	$4,158	$3,675	$18,826	$(19,677)	$165,327
Add: Non-controlling share of Adjusted EBITDA						3,716
Add: Equity in losses of unconsolidated entities						(13,823)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(6,977)
Less: Interest expense						(54,373)
Less: Depreciation and amortization expense						(68,427)
Less: Incentive allocations						—
Less: Asset impairment charges						(886)
Less: Changes in fair value of non-hedge derivative instruments						1,514
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(9,626)
Less: Equity-based compensation expense						(1,585)
Less: Provision for income taxes						(3,411)
Net income attributable to shareholders						$11,449
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Asia	$20,953	$—	$—	$—	$3,133	$24,086
Europe	32,060	—	—	—	—	32,060
North America	40,902	14,528	1,640	38,060	11,640	106,770
South America	15,016	—	—	—	—	15,016
Total	$108,931	$14,528	$1,640	$38,060	$14,773	$177,932

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2022

	Six Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$193,956	$—	$—	$—	$9,799	$203,755
Infrastructure revenues	—	27,574	(346)	72,130	12,658	112,016
Total revenues	193,956	27,574	(346)	72,130	22,457	315,771

Expenses
Operating expenses	92,428	27,384	8,166	38,889	26,053	192,920
General and administrative	—	—	—	—	10,695	10,695
Acquisition and transaction expenses	1,949	—	—	355	13,346	15,650
Management fees and incentive allocation to affiliate	—	—	—	—	7,226	7,226
Depreciation and amortization	76,657	19,439	4,745	9,455	4,627	114,923
Asset impairment	123,676	—	—	—	—	123,676
Interest expense	—	12,237	629	75	92,030	104,971
Total expenses	294,710	59,060	13,540	48,774	153,977	570,061

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	233	—	(36,520)	—	(1,549)	(37,836)
Gain on sale of assets, net	79,933	—	—	—	—	79,933
Interest income	203	—	—	—	1,043	1,246
Other expense	—	(1,390)	—	(665)	—	(2,055)
Total other income (expense)	80,369	(1,390)	(36,520)	(665)	(506)	41,288
(Loss) income before income taxes	(20,385)	(32,876)	(50,406)	22,691	(132,026)	(213,002)
Provision for (benefit from) income taxes	3,020	137	—	4,296	(556)	6,897
Net (loss) income	(23,405)	(33,013)	(50,406)	18,395	(131,470)	(219,899)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(15,271)	(650)	—	(25)	(15,946)
Less: Dividends on preferred shares	—	—	—	—	13,582	13,582
Net (loss) income attributable to shareholders	$(23,405)	$(17,742)	$(49,756)	$18,395	$(145,027)	$(217,535)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Six Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$205,888	$7,964	$5,044	33,473	$(35,481)	$216,888
Add: Non-controlling share of Adjusted EBITDA						7,532
Add: Equity in losses of unconsolidated entities						(37,836)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(12,638)
Less: Interest expense						(104,971)
Less: Depreciation and amortization expense						(138,741)
Less: Incentive allocations						—
Less: Asset impairment charges						(123,676)
Less: Changes in fair value of non-hedge derivative instruments						748
Less: Losses on the modification or extinguishment of debt and capital lease obligations						—
Less: Acquisition and transaction expenses						(15,650)
Less: Equity-based compensation expense						(2,294)
Less: Provision for income taxes						(6,897)
Net loss attributable to shareholders						$(217,535)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$850	$—	$—	$—	$—	$850
Asia	38,016	—	—	—	9,799	47,815
Europe	64,036	—	—	—	—	64,036
North America	66,674	27,574	(346)	72,130	12,658	178,690
South America	24,380	—	—	—	—	24,380
Total	$193,956	$27,574	$(346)	$72,130	$22,457	$315,771

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2021

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$78,443	$—	$—	$—	$3,128	$81,571
Infrastructure revenues	—	11,527	2,344	—	1,473	15,344
Total revenues	78,443	11,527	2,344	—	4,601	96,915

Expenses
Operating expenses	9,145	11,777	3,828	—	6,433	31,183
General and administrative	—	—	—	—	3,655	3,655
Acquisition and transaction expenses	836	—	—	—	3,563	4,399
Management fees and incentive allocation to affiliate	—	—	—	—	4,113	4,113
Depreciation and amortization	33,732	9,315	2,216	—	2,108	47,371
Asset impairment	89	—	—	—	—	89
Interest expense	—	3,213	295	—	33,996	37,504
Total expenses	43,802	24,305	6,339	—	53,868	128,314

Other income
Equity in (losses) earnings of unconsolidated entities	(341)	—	(7,015)	—	204	(7,152)
Gain on sale of assets, net	3,971	—	16	—	—	3,987
Loss on extinguishment of debt	—	—	—	—	(3,254)	(3,254)
Interest income	357	—	91	—	6	454
Other (expense) income	—	(886)	—	—	2	(884)
Total other income (expense)	3,987	(886)	(6,908)	—	(3,042)	(6,849)
Income (loss) before income taxes	38,628	(13,664)	(10,903)	—	(52,309)	(38,248)
(Benefit from) provision for income taxes	(4)	59	(1,621)	—	(74)	(1,640)
Net income (loss)	38,632	(13,723)	(9,282)	—	(52,235)	(36,608)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(6,538)	(87)	—	—	(6,625)
Less: Dividends on preferred shares	—	—	—	—	6,551	6,551
Net income (loss) attributable to shareholders	$38,632	$(7,185)	$(9,195)	$—	$(58,786)	$(36,534)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$80,137	$3,555	$376	$—	$(16,114)	$67,954
Add: Non-controlling share of Adjusted EBITDA						3,257
Add: Equity in income of unconsolidated entities						(7,152)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						11
Less: Interest expense						(37,504)
Less: Depreciation and amortization expense						(54,168)
Less: Incentive allocations						—
Less: Asset impairment charges						(89)
Less: Changes in fair value of non-hedge derivative instruments						(1,391)
Less: Losses on the modification or extinguishment of debt and capital lease obligations						(3,254)
Less: Acquisition and transaction expenses						(4,399)
Less: Equity-based compensation expense						(1,439)
Less: Benefit from income taxes						1,640
Net loss attributable to shareholders						$(36,534)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$—	$—	$235
Asia	32,479	—	—	—	3,128	35,607
Europe	30,662	—	—	—	—	30,662
North America	13,358	11,527	2,344	—	1,473	28,702
South America	1,709	—	—	—	—	1,709
Total	$78,443	$11,527	$2,344	$—	$4,601	$96,915

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2021

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Equipment leasing revenues	$134,544	$—	$—	$—	$3,634	$138,178
Infrastructure revenues	—	22,246	10,440	—	3,200	35,886
Total revenues	134,544	22,246	10,440	—	6,834	174,064

Expenses
Operating expenses	13,395	23,498	6,930	—	12,357	56,180
General and administrative	—	—	—	—	7,907	7,907
Acquisition and transaction expenses	2,032	—	—	—	4,010	6,042
Management fees and incentive allocation to affiliate	—	—	—	—	8,103	8,103
Depreciation and amortization	66,295	17,033	4,427	—	4,151	91,906
Asset impairment	2,189	—	—	—	—	2,189
Interest expense	—	4,416	574	—	65,504	70,494
Total expenses	83,911	44,947	11,931	—	102,032	242,821

Other income (expense)
Equity in (losses) income of unconsolidated entities	(681)	—	(5,473)	—	376	(5,778)
Gain on sale of assets, net	4,782	—	16	—	—	4,798
Loss on extinguishment of debt	—	—	—		(3,254)	(3,254)
Interest income	624	—	91	—	24	739
Other (expense) income	—	(705)	—	—	2	(703)
Total other income (expense)	4,725	(705)	(5,366)	—	(2,852)	(4,198)
Income (loss) before income taxes	55,358	(23,406)	(6,857)	—	(98,050)	(72,955)
(Benefit from) provision for income taxes	(46)	116	(1,467)	—	(74)	(1,471)
Net income (loss)	55,404	(23,522)	(5,390)	—	(97,976)	(71,484)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(11,554)	(32)	—	—	(11,586)
Less: Dividends on preferred shares	—	—	—	—	11,176	11,176
Net income (loss) attributable to shareholders	$55,404	$(11,968)	$(5,358)	$—	$(109,152)	$(71,074)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$140,866	$6,383	$508	$—	$(32,649)	$115,108
Add: Non-controlling share of Adjusted EBITDA						5,286
Add: Equity in losses of unconsolidated entities						(5,778)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities						(2,391)
Less: Interest expense						(70,494)
Less: Depreciation and amortization expense						(106,811)
Less: Incentive allocations						—
Less: Asset impairment charges						(2,189)
Less: Changes in fair value of non-hedge derivative instruments						6,573
Less: Losses on the modification or extinguishment of debt and capital lease obligations						(3,254)
Less: Acquisition and transaction expenses						(6,042)
Less: Equity-based compensation expense						(2,553)
Less: Benefit from income taxes						1,471
Net loss attributable to shareholders						$(71,074)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$—	$—	$235
Asia	57,503	—	—	—	3,634	61,137
Europe	53,401	—	—	—	—	53,401
North America	20,950	22,246	10,440	—	3,200	56,836
South America	2,455	—	—	—	—	2,455
Total	$134,544	$22,246	$10,440	$—	$6,834	$174,064

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet and Location of Long-Lived Assets
The following tables sets forth summarized balance sheet information and the geographic location of property, plant and equipment and leasing equipment, net:

	June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$2,124,335	$1,304,515	$331,843	$748,210	$373,245	$4,882,148
Debt, net	—	704,410	25,000	—	2,768,156	3,497,566
Total liabilities	150,085	835,714	236,890	110,761	2,859,427	4,192,877
Non-controlling interests in equity of consolidated subsidiaries	—	(16,799)	1,559	897	4,740	(9,603)
Total equity	1,974,250	468,801	94,953	637,449	(2,486,182)	689,271
Total liabilities and equity	$2,124,335	$1,304,515	$331,843	$748,210	$373,245	$4,882,148

	June 30, 2022
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Africa	$21,253	$—	$—	$—	$—	$21,253
Asia	275,387	—	—	—	176,114	451,501
Europe	688,800	—	—	—	—	688,800
North America	321,148	874,719	280,733	469,654	9,336	1,955,590
South America	369,487	—	—	—	—	369,487
Total	$1,676,075	$874,719	$280,733	$469,654	$185,450	$3,486,631

	December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Total assets	$2,098,979	$1,284,432	$316,899	$762,294	$401,250	$4,863,854
Debt, net	—	693,624	25,000	—	2,501,587	3,220,211
Total liabilities	214,564	820,725	50,651	109,325	2,544,489	3,739,754
Non-controlling interests in equity of consolidated subsidiaries	—	(2,604)	1,888	—	524	(192)
Total equity	1,884,415	463,707	266,248	652,969	(2,143,239)	1,124,100
Total liabilities and equity	$2,098,979	$1,284,432	$316,899	$762,294	$401,250	$4,863,854

	December 31, 2021
	Equipment Leasing	Infrastructure
	Aviation Leasing	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Property, plant and equipment and leasing equipment, net
Asia	$368,298	$—	$—	$—	$175,313	$543,611
Europe	839,555	—	—	—	—	839,555
North America	265,203	786,566	280,210	481,826	5,003	1,818,808
South America	245,532	—	—	—	—	245,532
Total	$1,718,588	$786,566	$280,210	$481,826	$180,316	$3,447,506

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. EARNINGS PER SHARE AND EQUITY
Basic earnings per common share (“EPS”) is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of common shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net income (loss)	$9,760	$(36,608)	(219,899)	(71,484)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(8,480)	(6,625)	(15,946)	(11,586)
Less: Dividends on preferred shares	6,791	6,551	13,582	11,176
Net income (loss) attributable to shareholders	$11,449	$(36,534)	$(217,535)	$(71,074)
Weighted Average Common Shares Outstanding - Basic (1)	99,370,301	86,030,652	99,367,597	86,029,305
Weighted Average Common Shares Outstanding - Diluted (1)	99,805,455	86,030,652	99,367,597	86,029,305

Income (loss) per share:
Basic	$0.12	$(0.42)	$(2.19)	$(0.83)
Diluted	$0.11	$(0.42)	$(2.19)	$(0.83)
________________________________________________________
(1) Three and six months ended June 30, 2022 and 2021 include participating securities which can be converted into a fixed amount of our shares.
For the three months ended June 30, 2022 and 2021, 407,124 and 964,696 shares, respectively, and for the six months ended June 30, 2022 and 2021, 595,047 and 890,300 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the six months ended June 30, 2022, we issued 19,811 common shares to certain directors as compensation.
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
Jefferson entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $9.2 million for the next twelve months.
17. SUBSEQUENT EVENTS
Dividends
On July 26, 2022, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.33 per share for the quarter ended June 30, 2022, payable on August 29, 2022 to the holders of record on August 15, 2022.
Additionally, on July 26, 2022, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively, payable on September 15, 2022 to the holders of record on September 1, 2022.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Spin-off of Infrastructure Business
On July 11, 2022, the Board of Directors unanimously approved the details and timing of the previously announced and approved spin-off. The spin-off will be effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure, a majority-owned subsidiary of the Company, to the holders of the Company’s common shares as of July 21, 2022. The distribution is expected to occur on or about August 1, 2022, subject to certain conditions.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of June 30, 2022, we had total consolidated assets of $4.9 billion and total equity of $0.7 billion.
Impact of Russia’s Invasion of Ukraine
Due to Russia’s invasion of Ukraine during the first quarter of 2022, the United States, European Union, United Kingdom, and others have imposed economic sanctions and export controls against Russia and Russia’s aviation industry. The sanctions include but are not limited to the ban on the export and sale or lease of all aircraft, engines, and equipment and on all related repair and maintenance services to Russia and Russian airlines. We have complied, and will continue to comply, with all applicable sanctions and we have terminated the leases of all our aircraft and engines with Russian airlines. As a result of the sanctions imposed on Russian airlines and related lease terminations, we recognized approximately $47.2 million in bad debt expense during the six months ended June 30, 2022.
We continue to pursue efforts to remove and repossess all of our aircraft and engines from Russia and Ukraine. As of June 30, 2022, we had detained six of our aircraft and four of our engines outside of Russia. As of June 30, 2022, four aircraft and two engines were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft that had not been recovered from Ukraine and Russia during the first quarter of 2022. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the carrying value of leasing equipment assets that we have not recovered from Ukraine and Russia for the six months ended June 30, 2022.
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
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the outbreak of COVID-19 resulted in asset impairment charges and a decline in our equipment leasing revenues during the years ended December 31, 2021 and 2020. However, our equipment leasing revenues have continued to recover during the six months ended June 30, 2022. A number of our lessees continue to experience increased financial stress due to the significant decline in travel demand, particularly as various regions experience spikes in COVID-19 cases. A number of these lessees have been placed on non-accrual status as of June 30, 2022; however, we believe our overall portfolio exposure is limited by maintenance reserves and security deposits which are secured against lessee defaults. The value of these deposits was $84.8 million as of June 30, 2022. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Part II, Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
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
Spin-Off of FTAI Infrastructure
The Board of Directors delegated to a special committee comprised solely of independent and disinterested board members the full power and responsibility to, among other things, (i) review, evaluate and negotiate certain transactions relating to the management agreements, the treatment of certain income incentive allocations and capital gains incentive allocations and the treatment of certain outstanding options held by the Manager and the non-employee directors of the Company (collectively, the “Specified Matters”) and (ii) act with respect to the Specified Matters. The special committee, after consultation with its independent legal and financial advisors, unanimously approved the terms of, and the entry into the agreements providing for, the Specified Matters. Following the determination of the special committee, on April 28, 2022, the Board of Directors unanimously approved the previously announced spin-off of the Company’s infrastructure business (“FTAI Infrastructure”), subject to the Board of Directors declaring the distribution prior to the closing of the transaction. FTAI Infrastructure has been approved to list its common stock on The Nasdaq Global Select Market under the symbol “FIP.” On July 11, 2022, the Board of Directors unanimously approved the details and timing of the spin-off. The spin-off will be effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure, a majority-owned subsidiary of the Company, to the holders of the Company’s common shares as of July 21, 2022. The distribution is expected to occur on or about August 1, 2022, subject to certain conditions.
FTAI Infrastructure is expected to be spun out in an entity taxed as a corporation for U.S. federal income tax purposes and will hold, among other things, the Company’s (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment, and (iv) Transtar business. FTAI Infrastructure will retain all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure entered into subscription agreements to issue $300.0 million of preferred stock and warrants and sold $500.0 million of senior secured notes due 2027, the net proceeds of which will be remitted to the Company in connection with the separation. The Company expects to use the proceeds received from FTAI Infrastructure to repay all outstanding borrowings under its 2021 bridge loans and a portion of borrowings under its revolving credit facility with the remaining proceeds to repay a portion of its 6.50% senior unsecured notes due 2025 (the “2025 Notes”). On June 30, 2022, the Company issued a conditional notice of partial redemption to redeem $200 million aggregate principal amount of its outstanding 2025 Notes. FTAI expects to retain the aviation business and certain other assets and FTAI’s remaining outstanding corporate indebtedness.
FTAI Infrastructure will be externally managed by the Manager. In connection with the spin-off, the Company and the Manager have agreed to assign the Company’s existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Manager have agreed to amend and restate the agreement in connection with the closing of the spin-off. The amended and restated management agreement will have an initial term of six years. Similar to the Company’s existing management arrangements, the Manager will be entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) and reimbursement of certain expenses on substantially similar terms as the existing arrangements with the Manager, except that all fees will be paid pursuant to the amended and restated management agreement rather than by one of FTAI Infrastructure’s subsidiaries.
The Company and certain of its subsidiaries will enter into a new management agreement with the Manager. The new management agreement will have an initial term of six years. The Manager will be entitled to a management fee and reimbursement of certain expenses on substantially similar terms as the existing arrangements with the Manager. Prior to the merger described below, our Manager will remain entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) on the same terms as they exist today. Following the merger, the Company will enter into a Services and Profit Sharing Agreement (the “Services Agreement”), with a subsidiary of the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”), pursuant to which Master GP will be entitled to incentive allocations on substantially similar terms as the existing arrangements. Following the completion of the spin-off, the Company plans to pursue a merger transaction with a subsidiary of the Company pursuant to which the Company will become a wholly-owned subsidiary of a company organized under the laws of the Cayman Islands and shareholders of the Company would become shareholders of the Cayman Islands entity. This merger transaction will be subject to approval by holders of the Company’s common shares.
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

Comparison of the three and six months ended June 30, 2022 and 2021
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Equipment leasing revenues
Lease income	$39,538	$42,902	$(3,364)	$78,752	$83,129	$(4,377)
Maintenance revenue	39,932	32,003	7,929	76,664	47,511	29,153
Finance lease income	102	443	(341)	213	846	(633)
Other revenue	32,492	6,223	26,269	48,126	6,692	41,434
Total equipment leasing revenues	112,064	81,571	30,493	203,755	138,178	65,577
Infrastructure revenues
Lease income	867	432	435	1,707	862	845
Rail revenues	37,507	—	37,507	71,175	—	71,175
Terminal services revenues	14,227	11,120	3,107	27,011	21,541	5,470
Other revenue	13,267	3,792	9,475	12,123	13,483	(1,360)
Total infrastructure revenues	65,868	15,344	50,524	112,016	35,886	76,130
Total revenues	177,932	96,915	81,017	315,771	174,064	141,707

Expenses
Operating expenses	84,004	31,183	52,821	192,920	56,180	136,740
General and administrative	5,004	3,655	1,349	10,695	7,907	2,788
Acquisition and transaction expenses	9,626	4,399	5,227	15,650	6,042	9,608
Management fees and incentive allocation to affiliate	3,062	4,113	(1,051)	7,226	8,103	(877)
Depreciation and amortization	56,622	47,371	9,251	114,923	91,906	23,017
Asset impairment	886	89	797	123,676	2,189	121,487
Interest expense	54,373	37,504	16,869	104,971	70,494	34,477
Total expenses	213,577	128,314	85,263	570,061	242,821	327,240

Other income (expense)
Equity in losses of unconsolidated entities	(13,823)	(7,152)	(6,671)	(37,836)	(5,778)	(32,058)
Gain on sale of assets, net	63,645	3,987	59,658	79,933	4,798	75,135
Loss on extinguishment of debt	—	(3,254)	3,254	—	(3,254)	3,254
Interest income	590	454	136	1,246	739	507
Other (expense) income	(1,596)	(884)	(712)	(2,055)	(703)	(1,352)
Total other income (expense)	48,816	(6,849)	55,665	41,288	(4,198)	45,486
Income (loss) from before income taxes	13,171	(38,248)	51,419	(213,002)	(72,955)	(140,047)
Provision for (benefit from) income taxes	3,411	(1,640)	5,051	6,897	(1,471)	8,368
Net income (loss)	9,760	(36,608)	46,368	(219,899)	(71,484)	(148,415)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,480)	(6,625)	(1,855)	(15,946)	(11,586)	(4,360)
Less: Dividends on preferred shares	6,791	6,551	240	13,582	11,176	2,406
Net income (loss) attributable to shareholders	$11,449	$(36,534)	$47,983	$(217,535)	$(71,074)	$(146,461)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net income (loss) attributable to shareholders	$11,449	$(36,534)	$47,983	$(217,535)	$(71,074)	$(146,461)
Add: Provision for (benefit from) income taxes	3,411	(1,640)	5,051	6,897	(1,471)	8,368
Add: Equity-based compensation expense	1,585	1,439	146	2,294	2,553	(259)
Add: Acquisition and transaction expenses	9,626	4,399	5,227	15,650	6,042	9,608
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	3,254	(3,254)	—	3,254	(3,254)
Add: Changes in fair value of non-hedge derivative instruments	(1,514)	1,391	(2,905)	(748)	(6,573)	5,825
Add: Asset impairment charges	886	89	797	123,676	2,189	121,487
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	68,427	54,168	14,259	138,741	106,811	31,930
Add: Interest expense	54,373	37,504	16,869	104,971	70,494	34,477
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	6,977	(11)	6,988	12,638	2,391	10,247
Less: Equity in losses of unconsolidated entities	13,823	7,152	6,671	37,836	5,778	32,058
Less: Non-controlling share of Adjusted EBITDA (3)	(3,716)	(3,257)	(459)	(7,532)	(5,286)	(2,246)
Adjusted EBITDA (non-GAAP)	$165,327	$67,954	$97,373	$216,888	$115,108	$101,780
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) depreciation and amortization expense of $56,622 and $47,371, (ii) lease intangible amortization of $3,310 and $1,198 and (iii) amortization for lease incentives of $8,495 and $5,599, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) depreciation and amortization expense of $114,923 and $91,906, (ii) lease intangible amortization of $6,968 and $1,950 and (iii) amortization for lease incentives of $16,850 and $12,955, respectively.
(2) Includes the following items for the three months ended June 30, 2022 and 2021: (i) net loss of $(13,883) and $(7,353), (ii) interest expense of $6,795 and $340, (iii) depreciation and amortization expense of $6,465 and $1,900, (iv) acquisition and transaction expenses of $387 and $—, (v) changes in fair value of non-hedge derivative instruments of $7,118 and $5,078, (vi) equity-based compensation of $95 and $— and (vii) asset impairment of $— and $24, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) net loss of $(35,773) and $(6,173), (ii) interest expense of $13,258 and $527, (iii) depreciation and amortization expense of $12,805 and $3,812, (iv) acquisition and transaction expenses of $391 and $—, (v) changes in fair value of non-hedge derivative instruments of $21,732 and $4,201, (vi) equity-based compensation of $193 and $— and (vii) asset impairment of $32 and $24, respectively.
(3) Includes the following items for the three months ended June 30, 2022 and 2021: (i) equity-based compensation of $124 and $292, (ii) provision for income taxes of $14 and $13, (iii) interest expense of $1,319 and $732, (iv) depreciation and amortization expense of $2,321 and $2,172 and (v) changes in fair value of non-hedge derivative instruments of $(62) and $48, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) equity-based compensation of $250 and $490, (ii) provision for income taxes of $30 and $26, (iii) interest expense of $2,703 and $1,013, (iv) depreciation and amortization expense of $4,585 and $3,983 and (v) changes in fair value of non-hedge derivative instruments of $(36) and $(226), respectively.
Revenues
Comparison of the three months ended June 30, 2022 and 2021
Total revenues increased $81.0 million primarily due to higher revenues of $50.5 million in the Infrastructure business mostly attributable to the Transtar segment and $30.5 million in the Aviation Leasing segment.
Equipment Leasing
Other revenue increased $26.3 million, which primarily reflects an increase of $25.9 million in the Aviation Leasing segment primarily due to an increase in engine modules, spare parts and used material inventory sales.
Maintenance revenue increased $7.9 million, primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines.
Lease income decreased $3.4 million, which primarily reflects (i) a decrease of $3.0 million in the Aviation Leasing segment primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines, and (ii) a decrease of $0.4 million in the offshore energy business as one of our vessels was on-hire longer in 2021 compared to 2022 due to a necessary crane repair in 2022.

Infrastructure
Rail revenues increased $37.5 million due to our acquisition of Transtar in July 2021.
Other revenue increased $9.5 million, primarily due to the acquisition of a majority stake in and consolidation of FYX during the quarter.
Comparison of the six months ended June 30, 2022 and 2021
Total revenues increased $141.7 million primarily due to higher revenues of $72.1 million in the Transtar segment, $59.4 million in the Aviation Leasing segment, $10.1 million attributable to the acquisition of FYX, partially offset by lower revenues of $10.8 million in the Ports and Terminals segment.
Equipment Leasing
Other revenue increased $41.4 million, which primarily reflects an increase of $39.8 million in the Aviation Leasing segment primarily due to an increase in engine modules, spare parts and used material inventory sales.
Maintenance revenue increased $29.2 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines.
Lease income decreased $4.4 million, which primarily reflects (i) a decrease of $9.0 million in the Aviation Leasing segment primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines, partially offset by (ii) an increase of $4.6 million in the offshore energy business as two of our vessels were on-hire longer in 2022 compared to 2021.
Infrastructure
Rail revenues increased $71.2 million due to our acquisition of Transtar in July 2021.
Other revenue decreased $1.4 million, primarily due to a loss on butane forward purchase contracts at Repauno, partially offset by the acquisition of a majority stake in and consolidation of FYX during the second quarter.
Expenses
Comparison of the three months ended June 30, 2022 and 2021
Total expenses increased $85.3 million, primarily due to higher (i) operating expenses, (ii) interest expense, (iii) depreciation and amortization and (iv) acquisition and transaction expenses.
Operating expenses increased $52.8 million which primarily reflects:
•an increase in compensation and benefits of $12.7 million primarily due to the acquisition of Transtar in July 2021;
•an increase of $21.1 million in costs of sales which primarily reflects (i) an increase of $13.5 million in costs associated with the sale of inventory in the Aviation Leasing segment and (ii) an increase of $7.8 in Corporate and Other related to the acquisition and consolidation of FYX in the second quarter; and
•an increase of $8.2 million in facility operating expense which primarily reflects (i) an increase of $6.9 million due to the acquisition of Transtar in July 2021 and (ii) an increase of $1.3 million in the Jefferson Terminal segment due to increased activity.
Interest expense increased $16.9 million, primarily due to:
•an increase of $13.9 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $830.4 million due to increases in (i) the Senior Notes due 2028 of $502.3 million, (ii) the 2021 Bridge Loans of $339.8 million and (iii) the Revolving Credit Facility of $121.8 million, partially offset by a decrease in (iv) the Senior Notes due 2022 of $133.1 million, which was redeemed in full in May 2021; and
•an increase of $2.9 million at Jefferson Terminal due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement.
Depreciation and amortization increased $9.3 million primarily due to (i) additional assets acquired in the Aviation Leasing segment, (ii) the acquisition of Transtar in July 2021 and (ii) assets placed into service at Jefferson Terminal.
Acquisition and transaction expenses increased $5.2 million primarily due to professional fees related to strategic transactions.
Comparison of the six months ended June 30, 2022 and 2021
Total expenses increased $327.2 million, primarily due to higher (i) asset impairment charges, (ii) operating expenses, (iii) interest expense, (iv) depreciation and amortization and (v) acquisition and transaction expenses.
Asset impairment increased $121.5 million due to impairment charges related to assets held in Ukraine and Russia.
Operating expenses increased $136.7 million which primarily reflects:

•an increase in bad debt of $48 million which mainly reflects the write-off of receivables related to assets in Russia and Ukraine;
•an increase in compensation and benefits of $23.6 million primarily due to the acquisition of Transtar in July 2021;
•an increase of $23.3 million in costs associated with the sale of inventory in the Aviation Leasing segment; and
•an increase of $14.6 million in facility operating expense which primarily reflects (i) an increase of $12.1 million due to the acquisition of Transtar in July 2021, and (ii) an increase of $2.7 million in the Jefferson Terminal segment due to increased activity.
Interest expense increased $34.5 million, primarily due to:
•an increase of $26.5 million in Corporate and Other which reflects an increase in the average outstanding debt of approximately $893.3 million due to increases in (i) the Senior Notes due 2028 of $752.3 million, (ii) the 2021 Bridge Loans of $299.9 million and (iii) the Revolving Credit Facility of $107.6 million, partially offset by a decrease in (iv) the Senior Notes due 2022 of $266.1 million, which was redeemed in full in May 2021; and
•an increase of $7.8 million at Jefferson Terminal due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement.
Depreciation and amortization increased $23.0 million primarily due to (i) additional assets acquired in the Aviation Leasing segment, (ii) the acquisition of Transtar in July 2021 and (ii) assets placed into service at Jefferson Terminal.
Acquisition and transaction expenses increased $9.6 million primarily due to professional fees related to strategic transactions.
Other income (expense)
Total other income increased $55.7 million during three months ended June 30, 2022 which primarily reflects an increase of $59.7 million in gain on sale of assets, net in the Aviation Leasing segment, partially offset by an increase of $6.7 million in equity in losses of unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Total other income increased $45.5 million during six months ended June 30, 2022 which primarily reflects an increase of $75.1 million in gain on sale of assets, net in the Aviation Leasing segment, partially offset by an increase of $32.1 million in equity in losses of unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Net income (loss)
Net loss decreased $46.4 million for the three months ended June 30, 2022 and increased $148.4 million for the six months ended June 30, 2022 as compared to prior years primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $97.4 million and $101.8 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Aviation Leasing Segment

As of June 30, 2022, in our Aviation Leasing segment, we own and manage 351 aviation assets, consisting of 107 commercial aircraft and 244 engines, including four aircraft and two engines that were still located in Ukraine and eight aircraft and seventeen engines that were still located in Russia.
As of June 30, 2022, 78 of our commercial aircraft and 135 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 73% utilized during the three months ended June 30, 2022, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 41 months, and our engines currently on-lease have an average remaining lease term of 14 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2022	13	95	108
Purchases	1	21	22
Sales	(3)	(1)	(4)
Transfers	(2)	(17)	(19)
Assets at June 30, 2022	9	98	107

Engines
Assets at January 1, 2022	68	139	207
Purchases	1	36	37
Sales	(10)	(19)	(29)
Transfers	5	24	29
Assets at June 30, 2022	64	180	244

The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Equipment leasing revenues
Lease income	$37,196	$40,208	$(3,012)	$71,043	$79,997	$(8,954)
Maintenance revenue	39,932	32,003	7,929	76,664	47,511	29,153
Finance lease income	102	443	(341)	213	846	(633)
Other revenue	31,701	5,789	25,912	46,036	6,190	39,846
Total revenues	108,931	78,443	30,488	193,956	134,544	59,412

Expenses
Operating expenses	26,226	9,145	17,081	92,428	13,395	79,033
Acquisition and transaction expenses	919	836	83	1,949	2,032	(83)
Depreciation and amortization	37,328	33,732	3,596	76,657	66,295	10,362
Asset impairment	886	89	797	123,676	2,189	121,487
Total expenses	65,359	43,802	21,557	294,710	83,911	210,799

Other income
Equity in earnings (losses) of unconsolidated entities	35	(341)	376	233	(681)	914
Gain on sale of assets, net	63,645	3,971	59,674	79,933	4,782	75,151
Interest income	38	357	(319)	203	624	(421)
Total other income	63,718	3,987	59,731	80,369	4,725	75,644
Income (loss) before income taxes	107,290	38,628	68,662	(20,385)	55,358	(75,743)
Provision for (benefit from) income taxes	1,963	(4)	1,967	3,020	(46)	3,066
Net income (loss)	105,327	38,632	66,695	(23,405)	55,404	(78,809)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income (loss) attributable to shareholders	$105,327	$38,632	$66,695	$(23,405)	$55,404	$(78,809)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net income (loss) attributable to shareholders	$105,327	$38,632	$66,695	$(23,405)	$55,404	$(78,809)
Add: Provision for (benefit from) income taxes	1,963	(4)	1,967	3,020	(46)	3,066
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	919	836	83	1,949	2,032	(83)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	886	89	797	123,676	2,189	121,487
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	49,133	40,529	8,604	100,475	81,200	19,275
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	152	(286)	438	406	(594)	1,000
Less: Equity in (earnings) losses of unconsolidated entities	(35)	341	(376)	(233)	681	(914)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$158,345	$80,137	$78,208	$205,888	$140,866	$65,022
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) depreciation expense of $37,328 and $33,732, (ii) lease intangible amortization of $3,310 and $1,198 and (iii) amortization for lease incentives of $8,495 and $5,599, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) depreciation expense of $76,657 and $66,295, (ii) lease intangible amortization of $6,968 and $1,950 and (iii) amortization for lease incentives of $16,850 and $12,955, respectively.
(2) Includes the following items for the three months ended June 30, 2022 and 2021: (i) net income (loss) of $36 and $(341) and (ii) depreciation and amortization of $116 and $55, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) net income (loss) of $234 and $(681) and (ii) depreciation and amortization of $172 and $87, respectively.
Revenues
Comparison of the three months ended June 30, 2022 and 2021
Total revenue increased $30.5 million driven by higher other revenue and maintenance revenue, partially offset by lower lease income.
•Other revenue increased $25.9 million primarily due to an increase in engine modules, spare parts and used material inventory sales;
•Maintenance revenue increased $7.9 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines; and
•Lease income decreased $3.0 million primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines. Basic lease revenues from our owned aircraft and engines leased to Russian airlines would have been approximately $10.1 million for the three months ended June 30, 2022. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease.
Comparison of the six months ended June 30, 2022 and 2021
Total revenue increased $59.4 million driven by higher other revenue and maintenance revenue, partially offset by lower lease income.
•Other revenue increased $39.8 million primarily due to an increase in engine modules, spare parts and used material inventory sales;
•Maintenance revenue increased $29.2 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines; and
•Lease income decreased $9.0 million primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines. Basic lease revenues from our owned aircraft and engines leased to Russian airlines would have been approximately $20.9 million for the six months ended June 30, 2022. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease.
Expenses
Comparison of the three months ended June 30, 2022 and 2021
Total expenses increased $21.6 million primarily due to an increase in operating expenses and depreciation and amortization expense.
•Operating expenses increased $17.1 million primarily as a result of an increase in costs associated with the sale of engine modules, spare parts and used material inventory and increases in shipping and storage fees, professional fees and other operating expenses.
•Depreciation and amortization expense increased $3.6 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Comparison of the six months ended June 30, 2022 and 2021
Total expenses increased $210.8 million primarily due to an increase in asset impairment expense, operating expenses and depreciation and amortization expense.
•Asset impairment increased $121.5 million for the adjustment of the carrying value of leasing equipment to fair value, primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 3 to the consolidated financial statements for additional information;
•Operating expenses increased $79.0 million primarily as a result of an increase in bad debt expense as a result of the sanctions imposed on Russian airlines, an increase in costs associated with the sale of engine modules, spare parts and used material inventory and increases in shipping and storage fees, professional fees, repairs and maintenance fees and other operating expenses; and
•Depreciation and amortization expense increased $10.4 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income (expense)
Total other income increased $59.7 million during the three months ended June 30, 2022 primarily due to an increase of $59.7 million in gain on the sale of leasing equipment in 2022.
Total other income increased $75.6 million during the six months ended June 30, 2022 primarily due to an increase of $75.2 million in gain on the sale of leasing equipment in 2022 and an increase of $0.9 million in Aviation Leasing’s proportionate share of unconsolidated entities’ net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $78.2 million and $65.0 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Infrastructure revenues
Lease income	$314	$432	$(118)	$666	$862	$(196)
Terminal services revenues	14,214	11,095	3,119	26,908	21,384	5,524
Total revenues	14,528	11,527	3,001	27,574	22,246	5,328

Expenses
Operating expenses	14,261	11,777	2,484	27,384	23,498	3,886
Depreciation and amortization	9,739	9,315	424	19,439	17,033	2,406
Interest expense	6,127	3,213	2,914	12,237	4,416	7,821
Total expenses	30,127	24,305	5,822	59,060	44,947	14,113

Other expense
Other expense	(1,291)	(886)	(405)	(1,390)	(705)	(685)
Total other expense	(1,291)	(886)	(405)	(1,390)	(705)	(685)
Loss before income taxes	(16,890)	(13,664)	(3,226)	(32,876)	(23,406)	(9,470)
Provision for income taxes	68	59	9	137	116	21
Net loss	(16,958)	(13,723)	(3,235)	(33,013)	(23,522)	(9,491)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,135)	(6,538)	(1,597)	(15,271)	(11,554)	(3,717)
Net loss attributable to shareholders	$(8,823)	$(7,185)	$(1,638)	$(17,742)	$(11,968)	$(5,774)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to shareholders	$(8,823)	$(7,185)	$(1,638)	$(17,742)	$(11,968)	$(5,774)
Add: Provision for income taxes	68	59	9	137	116	21
Add: Equity-based compensation expense	538	1,270	(732)	1,076	2,111	(1,035)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	9,739	9,315	424	19,439	17,033	2,406
Add: Interest expense	6,127	3,213	2,914	12,237	4,416	7,821
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(3,491)	(3,117)	(374)	(7,183)	(5,325)	(1,858)
Adjusted EBITDA (non-GAAP)	$4,158	$3,555	$603	$7,964	$6,383	$1,581
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) equity-based compensation of $115 and $286, (ii) provision for income taxes of $14 and $13, (iii) interest expense of $1,299 and $722 and (iv) depreciation and amortization expense of $2,063 and $2,096, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) equity-based compensation of $235 and $475, (ii) provision for income taxes of $30 and $26, (iii) interest expense of $2,673 and $993 and (iv) depreciation and amortization expense of $4,245 and $3,831, respectively.
Revenues
Total revenues increased $3.0 million during the three months ended June 30, 2022 which reflects an increase in terminal services revenue of $3.1 million primarily due to higher volumes.
Total revenues increased $5.3 million during the six months ended June 30, 2022 which reflects an increase in terminal services revenue of $5.5 million primarily due to higher volumes.
Expenses
Total expenses increased $5.8 million during the three months ended June 30, 2022, which reflects:
•an increase in interest expense of $2.9 million due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement;
•an increase in operating expenses of $2.5 million primarily due to increased terminal activity; and
•an increase in depreciation and amortization of $0.4 million due to additional assets being placed into service.
Total expenses increased $14.1 million during the six months ended June 30, 2022, which reflects:
•an increase in interest expense of $7.8 million due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement;
•an increase in operating expenses of $3.9 million primarily due to increased terminal activity; and
•an increase in depreciation and amortization of $2.4 million due to additional assets being placed into service.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.6 million and $1.6 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Rail revenues	$—	$—	$—	$86	$—	$86
Terminal services revenues	13	25	(12)	103	157	(54)
Other revenue	1,627	2,319	(692)	(535)	10,283	(10,818)
Total revenues	1,640	2,344	(704)	(346)	10,440	(10,786)

Expenses
Operating expenses	4,283	3,828	455	8,166	6,930	1,236
Depreciation and amortization	2,376	2,216	160	4,745	4,427	318
Interest expense	342	295	47	629	574	55
Total expenses	7,001	6,339	662	13,540	11,931	1,609

Other expense
Equity in losses of unconsolidated entities	(12,971)	(7,015)	(5,956)	(36,520)	(5,473)	(31,047)
Gain on sale of equipment, net	—	16	(16)	—	16	(16)
Interest income	—	91	(91)	—	91	(91)
Total other expense	(12,971)	(6,908)	(6,063)	(36,520)	(5,366)	(31,154)
Loss before income taxes	(18,332)	(10,903)	(7,429)	(50,406)	(6,857)	(43,549)
Benefit from income taxes	—	(1,621)	1,621	—	(1,467)	1,467
Net loss	(18,332)	(9,282)	(9,050)	(50,406)	(5,390)	(45,016)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(320)	(87)	(233)	(650)	(32)	(618)
Net loss attributable to shareholders	$(18,012)	$(9,195)	$(8,817)	$(49,756)	$(5,358)	$(44,398)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to shareholders	$(18,012)	$(9,195)	$(8,817)	$(49,756)	$(5,358)	$(44,398)
Add: Benefit from income taxes	—	(1,621)	1,621	—	(1,467)	1,467
Add: Equity-based compensation expense	150	169	(19)	321	442	(121)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(1,514)	1,391	(2,905)	(748)	(6,573)	5,825
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,376	2,216	160	4,745	4,427	318
Add: Interest expense	342	295	47	629	574	55
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	7,472	246	7,226	13,567	2,951	10,616
Less: Equity in losses of unconsolidated entities	12,971	7,015	5,956	36,520	5,473	31,047
Less: Non-controlling share of Adjusted EBITDA (2)	(110)	(140)	30	(234)	39	(273)
Adjusted EBITDA (non-GAAP)	$3,675	$376	$3,299	$5,044	$508	$4,536
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) net (loss) of $(12,972) and $(7,015), (ii) interest expense of $6,604 and $314, (iii) depreciation and amortization expense of $6,240 and $1,845, (iv) acquisition and transaction expenses of $387 and $—, (v) changes in fair value of non-hedge derivative instruments of $7,118 and $5,078, (vi) equity-based compensation of $95 and $—, and (vii) asset impairment of $— and $24, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) net loss of $(34,352) and $(5,473), (ii) interest expense of $13,047 and $474, (iii) depreciation and amortization expense of $12,524 and $3,725, (iv) acquisition and transaction expenses of $391 and $—, (v) changes in fair value of non-hedge derivative instruments of $21,732 and $4,201, (vi) equity-based compensation of $193 and $— and (vii) asset impairment of $32 and $24, respectively.
(2) Includes the following items for the three months ended June 30, 2022 and 2021: (i) equity-based compensation of $9 and $6, (ii) interest expense of $20 and $10, (iii) depreciation and amortization expense of $143 and $76 and (iv) changes in fair value of non-hedge derivative instruments of $(62) and $48, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) equity-based compensation of $15 and $15, (ii) interest expense of $30 and $20, (iii) depreciation and amortization expense of $225 and $152 and (iv) changes in fair value of non-hedge derivative instruments of $(36) and $(226), respectively.
Revenues
Total revenue decreased $0.7 million during the three months ended June 30, 2022 primarily due to a loss on butane forward purchase contracts at Repauno.
Total revenue decreased $10.8 million during the six months ended June 30, 2022 primarily due to a loss on butane forward purchase contracts at Repauno.
Expenses
Total expenses increased $0.7 million during the three months ended June 30, 2022 which reflects (i) higher operating expenses of $0.5 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $0.2 million due to additional assets placed into service at Repauno.
Total expenses increased $1.6 million during the six months ended June 30, 2022 which reflects (i) higher operating expenses of $1.2 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $0.3 million due to additional assets placed into service at Repauno.
Other expense
Total other expense increased $6.1 million and $31.2 million during the three and six months ended June 30, 2022, respectively, which reflects an increase in equity method losses from unconsolidated entities primarily due to unrealized and realized losses on power swaps at Long Ridge.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.3 million and $4.5 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Transtar
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Infrastructure revenues
Lease income	$553	$—	$553	$1,041	$—	$1,041
Rail revenues	37,507	—	37,507	71,089	—	71,089
Total revenues	38,060	—	38,060	72,130	—	72,130

Expenses
Operating expenses	19,826	—	19,826	38,889	—	38,889
Acquisition and transaction expenses	149	—	149	355	—	355
Depreciation and amortization	4,696	—	4,696	9,455	—	9,455
Interest expense	15	—	15	75	—	75
Total expenses	24,686	—	24,686	48,774	—	48,774

Other expense
Other expense	(305)	—	(305)	(665)	—	(665)
Total other expense	(305)	—	(305)	(665)	—	(665)
Income before income taxes	13,069	—	13,069	22,691	—	22,691
Provision for income taxes	2,217	—	2,217	4,296	—	4,296
Net income	10,852	—	10,852	18,395	—	18,395
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders	$10,852	$—	$10,852	$18,395	$—	$18,395
The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net income attributable to shareholders	$10,852	$—	$10,852	$18,395	$—	$18,395
Add: Provision for income taxes	2,217	—	2,217	4,296	—	4,296
Add: Equity-based compensation expense	897	—	897	897	—	897
Add: Acquisition and transaction expenses	149	—	149	355	—	355
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,696	—	4,696	9,455	—	9,455
Add: Interest expense	15	—	15	75	—	75
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$18,826	$—	$18,826	$33,473	$—	$33,473

Financial results for the three and six months ended June 30, 2022
Revenues
Total revenues were $38.1 million and $72.1 million for the three and six months ended June 30, 2022, respectively, which primarily consists of switching, interline, and ancillary rail services.
Expenses
Total expenses were $24.7 million and $48.8 million during the three and six months ended June 30, 2022, respectively. Expenses primarily consist of (i) operating expenses of $19.8 million and $38.9 million during the three and six months ended June 30, 2022, respectively, comprised of mostly compensation and benefits of $11.8 million and $23.6 million, respectively, and facility operating expense of $6.9 million and $12.1 million, respectively, and (ii) depreciation and amortization of $4.7 million and $9.5 million, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $18.8 million and $33.5 million during the three and six months ended June 30, 2022, respectively, primarily due to the activity noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Equipment leasing revenues
Lease income	$2,342	$2,694	$(352)	$7,709	$3,132	$4,577
Other revenue	791	434	357	2,090	502	1,588
Total equipment leasing revenues	3,133	3,128	5	9,799	3,634	6,165
Infrastructure revenues
Other revenue	11,640	1,473	10,167	12,658	3,200	9,458
Total infrastructure revenues	11,640	1,473	10,167	12,658	3,200	9,458
Total revenues	14,773	4,601	10,172	22,457	6,834	15,623

Expenses
Operating expenses	19,408	6,433	12,975	26,053	12,357	13,696
General and administrative	5,004	3,655	1,349	10,695	7,907	2,788
Acquisition and transaction expenses	8,558	3,563	4,995	13,346	4,010	9,336
Management fees and incentive allocation to affiliate	3,062	4,113	(1,051)	7,226	8,103	(877)
Depreciation and amortization	2,483	2,108	375	4,627	4,151	476
Interest expense	47,889	33,996	13,893	92,030	65,504	26,526
Total expenses	86,404	53,868	32,536	153,977	102,032	51,945

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(887)	204	(1,091)	(1,549)	376	(1,925)
Loss on extinguishment of debt	—	(3,254)	3,254	—	(3,254)	3,254
Interest income	552	6	546	1,043	24	1,019
Other (expense) income	—	2	(2)	—	2	(2)
Total other expense	(335)	(3,042)	2,707	(506)	(2,852)	2,346
Loss before income taxes	(71,966)	(52,309)	(19,657)	(132,026)	(98,050)	(33,976)
Benefit from income taxes	(837)	(74)	(763)	(556)	(74)	(482)
Net loss	(71,129)	(52,235)	(18,894)	(131,470)	(97,976)	(33,494)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(25)	—	(25)	(25)	—	(25)
Less: Dividends on preferred shares	6,791	6,551	240	13,582	11,176	2,406
Net loss attributable to shareholders	$(77,895)	$(58,786)	$(19,109)	$(145,027)	$(109,152)	$(35,875)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to shareholders	$(77,895)	$(58,786)	$(19,109)	$(145,027)	$(109,152)	$(35,875)
Add: Benefit from income taxes	(837)	(74)	(763)	(556)	(74)	(482)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	8,558	3,563	4,995	13,346	4,010	9,336
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	3,254	(3,254)	—	3,254	(3,254)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,483	2,108	375	4,627	4,151	476
Add: Interest expense	47,889	33,996	13,893	92,030	65,504	26,526
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(647)	29	(676)	(1,335)	34	(1,369)
Less: Equity in losses (earnings) of unconsolidated entities	887	(204)	1,091	1,549	(376)	1,925
Less: Non-controlling share of Adjusted EBITDA (2)	(115)	—	(115)	(115)	—	(115)
Adjusted EBITDA (non-GAAP)	$(19,677)	$(16,114)	$(3,563)	$(35,481)	$(32,649)	$(2,832)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) net (loss) income of $(947) and $3, (ii) interest expense of $191 and $26 and (iii) depreciation and amortization expense of $109 and $—, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) net loss of $(1,655) and $(19), (ii) interest expense of $211 and $53 and (iii) depreciation and amortization expense of $109 and $—, respectively.
(2) Includes the following items for the three months ended June 30, 2022 and 2021: depreciation and amortization expense of $115 and $— respectively. Includes the following items for the six months ended June 30, 2022 and 2021: depreciation and amortization expense of $115 and $—, respectively.
Revenues
Total revenues increased $10.2 million during the three months ended June 30, 2022 primarily due to an increase of $10.2 million in the other revenues from the acquisition of a majority interest in and consolidation of FYX during the second quarter of 2022.
Total revenues increased $15.6 million during the six months ended June 30, 2022 primarily due to (i) an increase of $10.2 million in the other revenues from the acquisition of a majority interest in and consolidation of FYX during the second quarter of 2022 and (ii) an increase of $4.6 million in the offshore energy business as two of our vessels were on-hire longer in 2022 compared to 2021.
Expenses
Comparison of the three months ended June 30, 2022 and 2021
Total expenses increased $32.5 million primarily due to higher (i) interest expense, (ii) acquisition and transaction expenses and (iii) operating expenses.
Interest expense increased $13.9 million, which reflects an increase in the average outstanding debt of approximately $830.4 million due to increases in (i) the Senior Notes due 2028 of $502.3 million, (ii) the 2021 Bridge Loans of $339.8 million and (iii) the Revolving Credit Facility of $121.8 million, partially offset by a decrease in (iv) the Senior Notes due 2022 of $133.1 million, which was redeemed in full in May 2021.
Acquisition and transaction expense increased $5.0 million primarily due to professional fees related to strategic transactions.
Operating expenses increased $13.0 million which reflects increases of (i) cost of sales of $7.8 million, (ii) project costs of $1.9 million and (iii) compensation and benefits of $1.5 million primarily related to the consolidation of FYX during the second quarter of 2022.
Comparison of the six months ended June 30, 2022 and 2021
Total expenses increased $51.9 million primarily due to higher (i) interest expense and (ii) acquisition and transaction expenses and (iii) operating expenses.

Interest expense increased $26.5 million, which reflects an increase in the average outstanding debt of approximately $893.3 million due to increases in (i) the Senior Notes due 2028 of $752.3 million, (ii) the 2021 Bridge Loans of $299.9 million and (iii) the Revolving Credit Facility of $107.6 million, partially offset by a decrease in (iv) the Senior Notes due 2022 of $266.1 million, which was redeemed in full in May 2021.
Acquisition and transaction expense increased $9.3 million primarily due to professional fees related to strategic transactions.
Operating expenses increased $13.7 million which reflects increases of (i) cost of sales of $7.8 million, (ii) project costs of $3.6 million and (iii) compensation and benefits of $1.7 million primarily related to the consolidation of FYX during the second quarter of 2022.
Other expense
Total other expense decreased $2.7 million and $2.3 million during the three and six months ended June 30, 2022, respectively, primarily due to (i) a loss on extinguishment of debt of $3.3 million related to the redemption of the Senior Notes due 2022 in May 2021, partially offset by (ii) an increase of $1.1 million and $1.9 million in equity in losses of unconsolidated entities during the three and six months ended June 30, 2022, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.6 million and $2.8 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
The Board of Directors delegated to a special committee comprised solely of independent and disinterested board members the full power and responsibility to, among other things, (i) review, evaluate and negotiate certain transactions relating to the management agreements, the treatment of certain income incentive allocations and capital gains incentive allocations and the treatment of certain outstanding options held by the Manager and the non-employee directors of the Company (collectively, the “Specified Matters”) and (ii) act with respect to the Specified Matters. The special committee, after consultation with its independent legal and financial advisors, unanimously approved the terms of, and the entry into the agreements providing for, the Specified Matters. Following the determination of the special committee, on April 28, 2022, the Board of Directors unanimously approved the previously announced spin-off of the Company’s infrastructure business, subject to the Board of Directors declaring the distribution prior to the closing of the transaction. On July 11, 2022, the Board of Directors unanimously approved the details and timing of the previously announced and approved spin-off. The spin-off will be effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure, a majority-owned subsidiary of the Company, to the holders of the Company’s common shares as of July 21, 2022. The distribution is expected to occur on or about August 1, 2022, subject to certain conditions. The Company expects to use the proceeds received from FTAI Infrastructure to repay all outstanding borrowings under its 2021 bridge loans and its revolving credit facility with the remaining proceeds to repay a portion of the 2025 Notes. On June 30, 2022, the Company issued a conditional notice of partial redemption to redeem $200 million aggregate principal amount of its outstanding 2025 Notes. See “Spin-off of FTAI Infrastructure” above for more information related to our liquidity plans.
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
•Cash used for the purpose of making investments was $457.9 million and $265.1 million during the six months ended June 30, 2022 and 2021, respectively.
•Dividends to shareholders and holders of eligible participating securities were $79.4 million and $68.0 million during the six months ended June 30, 2022 and 2021, respectively.
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
•Cash flows used in operating activities, plus the principal collections on finance leases and maintenance reserve collections were $23.6 million and $46.4 million during the six months ended June 30, 2022 and 2021, respectively.
•During the six months ended June 30, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million, (ii) Revolving Credit Facility of $255.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of $224.5 million relating to the Revolving Credit Facility. During the six months ended June 30, 2021, additional borrowings were obtained in connection with the (i) Senior Notes due 2028 of $500.0 million, (ii) Revolving Credit Facility of $250.0 million and (iii) EB-5 Loan Agreement of $26.1 million. We made total principal repayments of $552.7 million relating to the Senior Notes due 2022 and Revolving Credit Facility.
•Proceeds from the sale of assets were $142.3 million and $57.2 million during the six months ended June 30, 2022 and 2021, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $101.2 million during the six months ended June 30, 2021.
We are currently evaluating several potential Equipment Leasing transactions and related financings, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction or related financing.
Historical Cash Flow
Comparison of the six months ended June 30, 2022 and 2021
The following table compares the historical cash flow for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flow Data:
Net cash used in operating activities	$(48,569)	$(63,924)
Net cash used in investing activities	(306,784)	(204,209)
Net cash provided by financing activities	212,097	249,960
Net cash used in operating activities decreased $15.4 million, which primarily reflects (i) certain adjustments to reconcile net loss to cash used in operating activities including, asset impairment of $121.5 million, bad debt expense of $48.0 million and equity in losses of unconsolidated entities of $32.1 million and (ii) changes in working capital of $1.6 million, partially offset by (iii) an increase in our net loss of $148.4 million.
Net cash used in investing activities increased $102.6 million, primarily due to (i) an increase in acquisitions of leasing equipment of $150.6 million and (ii) an increase in acquisitions of property, plant and equipment of $34.6 million, partially offset by (iii) higher proceeds from the sale of leasing equipment of $80.9 million.
Net cash provided by financing activities decreased $37.9 million, primarily due to (i) a decrease in repayments of debt of $328.0 million and (ii) a decrease in proceeds from the issuance of preferred shares of $101.2 million, and (iii) a decrease in proceeds from debt of $272.1 million.
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

	Six Months Ended June 30,
(in thousands)	2022	2021
Net Cash Used in Operating Activities	$(48,569)	$(63,924)
Add: Principal Collections on Finance Leases	575	1,269
Add: Proceeds from Sale of Assets	142,324	57,155
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	(251)	—
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	86,667	88,248
Funds Available for Distribution (FAD)	$180,746	$82,748
________________________________________________________
(1) Required payments on debt obligations for the six months ended June 30, 2022 exclude repayments of $224,473 for the Revolving Credit Facility. Required payments on debt obligations for the six months ended June 30, 2021 exclude repayments of $402,704 for the Senior Notes due 2022 and $150,000 for the Revolving Credit Facility

Limitations
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
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2022, we had outstanding principal and interest payment obligations of $3.6 billion and $1.1 billion, respectively, of which, $339.8 million and $198.4 million, respectively, are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2022, we had outstanding operating and finance lease obligations of $176.6 million, of which, $9.2 million is due in the next twelve months.
Other Obligations—As of June 30, 2022, in connection with a pipeline capacity agreement at Jefferson Terminal, we had an obligation to pay a minimum of $9.2 million in marketing fees in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our common shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $127.0 million and $27.2 million on our common shares and preferred shares, respectively.
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
Critical Accounting Estimates and Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, and FYX. The carrying amount of goodwill was approximately $262.8 million and $257.1 million as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $4.4 million or a decrease of approximately $4.4 million in interest expense over the next 12 months.
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
The Board of Directors delegated to a special committee comprised solely of independent and disinterested board members the full power and responsibility to, among other things, (x) review, evaluate and negotiate certain transactions relating to the management agreements, the treatment of certain income incentive allocations and capital gains incentive allocations and the treatment of certain outstanding options held by the Manager and the non-employee directors of the Company (collectively, the “Specified Matters”) and (y) act with respect to the Specified Matters. The special committee, after consultation with its independent legal and financial advisors, unanimously approved the terms of, and the entry into the agreements providing for, the Specified Matters. Following the determination of the special committee, on April 28, 2022, our board of directors unanimously approved the previously announced plan to spin off our infrastructure business, subject to the Board of Directors declaring the distribution prior to the closing of the transaction. On July 11, 2022, the Board of Directors unanimously approved the details and timing of the previously announced and approved spin-off. We expect the spin-off to be completed on or around August 1, 2022, subject to certain conditions, through a pro-rata distribution to the Company’s common shareholders of all of the shares of common stock of FTAI Infrastructure Inc. that the Company owns as of July 21, 2022. The infrastructure business is expected to be spun out in an entity taxed as a corporation for U.S. federal income tax purposes and will hold, among other things, our Jefferson, Repauno, Long Ridge and Transtar assets, and will retain all related project-level debt of those entities. FTAI Infrastructure’s common stock has been approved to be listed on The Nasdaq Global Select Market under the ticker symbol “FIP”. We expect to retain our aviation business and certain other assets and our remaining outstanding corporate indebtedness.
The spin-off poses risks and challenges that could negatively impact our business, and there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, the formal declaration of the distribution by our board of directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than anticipated. Moreover, even if all the conditions have been satisfied, if our board of directors determines, in its sole discretion, that the spin-off is not in the best interests of the Company and its shareholders, our board may terminate the spin-off. Failure to complete the spin-off could negatively affect the price of our common shares.
In addition, the spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, the Company believes that having two independent companies with distinct investment profiles will maximize the strategic focus and financial flexibility of each company to grow and return capital to shareholders. In the event that the spin-off does not have these and other expected benefits, the costs associated with the transaction could have a negative effect on our financial condition and ability to make distributions to shareholders. There may also be disruptions to our business as a result of the separation, including a diversion of management’s time and attention from our regular business operations, which could result in a loss of revenue. We and FTAI Infrastructure are expected to incur significant one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating each business as an independent, publicly traded company and paying separate management and incentive fees, among others. Further, the combined value of the shares of the two publicly traded companies may not be equal to or greater than the value of the Company’s common shares if the spin-off had not occurred. These costs, disruptions and uncertainties, or others, may exceed our estimates or could negate some or all of the benefits we expect to realize from the spin-off, which could have a material adverse effect on our business, financial condition, results of operations and prospects, whether the proposed spin-off is completed or not.

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
As of June 30, 2022, we had $245.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. As a result of LIBOR’s phase out, our revolving credit facility was amended to incorporate SOFR as the successor rate to LIBOR, and our December 2021 bridge loan bears interest based on SOFR. There are significant differences between how LIBOR and SOFR are calculated, which could result in increased borrowing costs. We cannot predict to what extent the withdrawal and replacement of LIBOR will impact us. However, the implementation of alternative underlying floating-rate indices and reference rates may have an adverse impact on our business, results of operations or financial condition.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of June 30, 2022, rights relating to 3,737,742 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of November 19, 2019, by and among Soo Line Corporation, Black Bear Acquisition LLC, Railroad Acquisition Holdings LLC and Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed January 6, 2020).
	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
	3.2	Fourth Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of March 25, 2021 (incorporated by reference to Exhibit 3.2 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
	3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
	3.4	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares, dated as of November 27, 2019 (included as part of Exhibit 3.2).
	3.5	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares, dated as of March 25, 2021 (included as part of Exhibit 3.2).
	3.6	Form of Certificate of Designations (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed July 1, 2022).
	4.1	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
	4.3	First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	Indenture, dated April 12, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-K, filed April 12, 2021).
	4.6	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.12).
	4.7	First Supplemental Indenture, dated as of September 24, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.8	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
	4.9	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
	4.10	Form of certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
	4.11	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.18 to Fortress Transportation and Infrastructure Investors LLC’s Form 10-K, filed February 25, 2022).
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of May 20, 2015, between Fortress Transportation and Infrastructure Investors LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.3	Registration Rights Agreement, dated as of May 20, 2015, among Fortress Transportation and Infrastructure Investors LLC, FIG LLC and Fortress Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.4	Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).
*	10.6	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
*	10.7	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

	Exhibit No.	Description
	10.8	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
†	10.10	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
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

**	10.20	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2022).
	10.21	Form of Investors’ Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 1, 2022).
	10.22	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed July 1, 2022).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.
**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	July 28, 2022
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Scott Christopher	Date:	July 28, 2022
Scott Christopher
Chief Financial Officer

By:	/s/ Eun Nam	Date:	July 28, 2022
Eun Nam
Chief Accounting Officer