Form 10-Q
period 2022-09-30
Fortress Transportation & Infrastructure Investors LLC
filed 2022-10-31
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 99,378,771 common shares outstanding representing limited liability company interests at October 28, 2022.

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
•changes in our asset composition, investment strategy and liquidity as a result of the recently completed spin-off of our infrastructure business or other factors;
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
•competition within the aviation sector;
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
•the risk that the spin-off of our infrastructure business may not achieve the intended benefits; and
•other risks described in the “Risk Factors” section of this report.
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

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in thousands, except share and per share data)

	Notes	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	2	$72,742	$138,206
Accounts receivable, net		94,867	124,924
Leasing equipment, net	4	1,692,182	1,855,637
Property, plant, and equipment, net	5	47,669	38,263
Investments	6	22,280	22,917
Intangible assets, net	7	29,416	30,962
Inventory, net	2	160,019	100,307
Other assets	2	158,810	110,337
Assets of discontinued operations	3	—	2,442,301
Total assets		$2,277,985	$4,863,854

Liabilities
Accounts payable and accrued liabilities		$102,506	$87,035
Debt, net	8	2,024,549	2,501,587
Maintenance deposits		51,430	106,836
Security deposits		27,409	40,149
Other liabilities		46,043	23,892
Liabilities of discontinued operations	3	—	980,255
Total liabilities		$2,251,937	$3,739,754

Commitments and contingencies	15

Equity
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,378,771 and 99,180,385 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)		$994	$992
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 13,320,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)		133	133
Additional paid in capital		376,800	1,411,940
Accumulated deficit		(352,403)	(132,392)
Accumulated other comprehensive loss		—	(156,381)
Shareholders' equity		25,524	1,124,292
Non-controlling interest in equity of consolidated subsidiaries		524	(192)
Total equity		26,048	1,124,100
Total liabilities and equity		$2,277,985	$4,863,854

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2022	2021	2022	2021
Revenues	10	$230,365	$99,174	$434,120	$237,352

Expenses
Operating expenses	2	27,393	15,339	108,197	34,191
Cost of sales	2	95,948	5,367	120,139	8,577
General and administrative		3,354	3,679	11,821	9,618
Acquisition and transaction expenses		2,848	6,583	8,340	12,626
Management fees and incentive allocation to affiliate	12	4	16	4	704
Depreciation and amortization	4, 5	34,853	36,237	115,461	106,374
Asset impairment		4,495	859	128,171	3,048
Interest expense		40,171	50,096	132,197	115,598
Total expenses		209,066	118,176	624,330	290,736
Other (expense) income
Equity in losses of unconsolidated entities	6	(358)	(369)	(125)	(1,050)
Gain on sale of assets, net		—	12,685	79,933	17,467
Loss on extinguishment of debt		(19,861)	—	(19,861)	(3,254)
Other (expense) income		(1,038)	(1,341)	208	(717)
Total other (expense) income		(21,257)	10,975	60,155	12,446
Income (loss) from continuing operations before income taxes		42	(8,027)	(130,055)	(40,938)
Provision for income taxes	11	4,189	485	7,357	824
Net loss from continuing operations		(4,147)	(8,512)	(137,412)	(41,762)
Net loss from discontinued operations, net of income taxes	3	(14,782)	(30,931)	(101,416)	(69,165)
Net loss		(18,929)	(39,443)	(238,828)	(110,927)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		—	—	—	—
Discontinued operations	3	(2,871)	(7,363)	(18,817)	(18,949)
Less: Dividends on preferred shares		6,791	6,791	20,373	17,967
Net loss attributable to shareholders		$(22,849)	$(38,871)	$(240,384)	$(109,945)

Loss per share:	14
Basic
Continuing operations		$(0.11)	$(0.17)	$(1.59)	$(0.69)
Discontinued operations		$(0.12)	$(0.27)	$(0.83)	$(0.58)
Diluted
Continuing operations		$(0.11)	$(0.17)	$(1.59)	$(0.69)
Discontinued operations		$(0.12)	$(0.27)	$(0.83)	$(0.58)
Weighted average shares outstanding:
Basic		99,378,771	88,277,897	99,372,016	86,787,072
Diluted		99,378,771	88,277,897	99,372,016	86,787,072

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(18,929)	$(39,443)	$(238,828)	$(110,927)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1) in discontinued operations	(40,470)	(54,640)	(182,963)	(77,518)
Comprehensive loss	(59,399)	(94,083)	(421,791)	(188,445)
Comprehensive loss attributable to non-controlling interest:
Continuing operations	—	—	—	—
Discontinued operations	(2,871)	(7,363)	(18,817)	(18,949)
Comprehensive loss attributable to shareholders	$(56,528)	$(86,720)	$(402,974)	$(169,496)
________________________________________________________
(1) Net of deferred tax expense (benefit) of $— and $1,798 for the three months ended September 30, 2022 and 2021, respectively, and $— and $(2,674) for the nine months ended September 30, 2022 and 2021, respectively.

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2022
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(203,953)		(15,946)	(219,899)
Other comprehensive loss					(142,493)		(142,493)
Total comprehensive loss				(203,953)	(142,493)	(15,946)	(362,392)
Acquisition of consolidated subsidiary						3,054	3,054
Contributions from non-controlling interest						1,187	1,187
Issuance of common shares			399				399
Dividends declared - common shares			(65,789)				(65,789)
Dividends declared - preferred shares			(13,582)				(13,582)
Equity-based compensation						2,294	2,294
Equity - June 30, 2022	$992	$133	$1,332,968	$(336,345)	$(298,874)	$(9,603)	$689,271
Net loss				(16,058)		(2,871)	(18,929)
Other comprehensive loss					(40,470)		(40,470)
Total comprehensive loss				(16,058)	(40,470)	(2,871)	(59,399)
Spin-off of FTAI Infrastructure, Inc., net of distributions			(916,582)		339,344	12,817	(564,421)
Settlement of equity-based compensation						(148)	(148)
Issuance of common shares	2						2
Dividends declared - common shares			(32,795)				(32,795)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						329	329
Equity - September 30, 2022	$994	$133	$376,800	$(352,403)	$—	$524	$26,048

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

See accompanying notes to consolidated financial statements.

	Three and Nine Months Ended September 30, 2021
	Common Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(59,898)		(11,586)	(71,484)
Other comprehensive loss					(22,878)		(22,878)
Total comprehensive loss				(59,898)	(22,878)	(11,586)	(94,362)
Settlement of equity-based compensation						(183)	(183)
Issuance of common shares			455				455
Dividends declared - common shares			(56,795)				(56,795)
Issuance of preferred shares		42	101,158				101,200
Dividends declared - preferred shares			(11,176)				(11,176)
Equity-based compensation						2,553	2,553
Equity - June 30, 2021	$856	$133	$1,163,748	$(88,056)	$(49,115)	$13,447	$1,041,013
Net loss				(32,080)		(7,363)	(39,443)
Other comprehensive loss					(54,640)		(54,640)
Total comprehensive loss				(32,080)	(54,640)	(7,363)	(94,083)
Settlement of equity-based compensation						(238)	(238)
Issuance of common shares	123		291,701				291,824
Conversion of participating securities			(2)				(2)
Dividends declared - common shares			(28,409)				(28,409)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						728	728
Equity - September 30, 2021	$979	$133	$1,420,247	$(120,136)	$(103,755)	$6,574	$1,204,042

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(238,828)	$(110,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	46,727	9,860
Gain on sale of assets, net	(106,427)	(17,483)
Security deposits and maintenance claims included in earnings	(31,558)	(30,866)
Loss on extinguishment of debt	19,861	3,254
Equity-based compensation	2,623	3,281
Depreciation and amortization	155,780	145,274
Asset impairment	128,171	3,048
Change in deferred income taxes	14,923	(2,311)
Change in fair value of non-hedge derivative	(1,567)	(1,979)
Amortization of lease intangibles and incentives	30,315	21,348
Amortization of deferred financing costs	17,142	18,853
Provision for credit losses	47,226	817
Other	(693)	(240)
Change in:
Accounts receivable	(61,892)	(100,821)
Other assets	(23,576)	(34,499)
Inventory	(13,370)	—
Accounts payable and accrued liabilities	4,329	71,285
Management fees payable to affiliate	(2,530)	(844)
Other liabilities	(7,955)	2,242
Net cash used in operating activities	(21,299)	(20,708)

Cash flows from investing activities:
Investment in unconsolidated entities	(7,344)	(54,499)
Principal collections on finance leases	2,165	1,707
Acquisition of business, net of cash acquired	(3,819)	(627,399)
Acquisition of leasing equipment	(360,642)	(299,564)
Acquisition of property, plant and equipment	(138,750)	(109,405)
Acquisition of lease intangibles	(6,542)	(7,403)
Purchase deposits for acquisitions	(28,621)	(13,790)
Proceeds from sale of leasing equipment	262,096	78,463
Proceeds from sale of property, plant and equipment	5,289	—
Proceeds for deposit on sale of aircraft and engine	7,801	600
Return of purchase deposits	—	1,010
Net cash used in investing activities	$(268,367)	$(1,030,280)

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from debt	$503,980	$2,553,600
Repayment of debt	(984,529)	(1,452,704)
Payment of deferred financing costs	(18,151)	(45,123)
Receipt of security deposits	2,636	1,390
Return of security deposits	(941)	(1,034)
Receipt of maintenance deposits	37,586	23,075
Release of maintenance deposits	(878)	(19,615)
Capital contributions from non-controlling interests	1,187	—
Proceeds from issuance of common shares, net of underwriter's discount	—	291,822
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	101,201
Dividend from spin-off of FTAI Infrastructure, net of cash transferred	500,562	—
Settlement of equity-based compensation	(148)	(421)
Cash dividends - common shares	(98,584)	(85,204)
Cash dividends - preferred shares	(20,373)	(17,967)
Net cash (used in) provided by financing activities	(77,653)	1,349,020

Net (decrease) increase in cash and cash equivalents and restricted cash	(367,319)	298,032
Cash and cash equivalents and restricted cash, beginning of period	440,061	161,418
Cash and cash equivalents and restricted cash, end of period	$72,742	$459,450

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$124,932	$66,988
Acquisition of property, plant and equipment	(762)	(1,062)
Settled and assumed security deposits	(12,161)	(1,909)
Billed, assumed and settled maintenance deposits	(73,808)	(30,302)
Non-cash change in equity method investment	(182,963)	(77,518)
Conversion of interests in unconsolidated entities	(21,302)	—
Issuance of common shares	399	455

See accompanying notes to consolidated financial statements.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (“we”, “us”, “our” or the “Company”) is a Delaware limited liability company which, through its subsidiary, Fortress Worldwide Transportation and Infrastructure General Partnership (the “Partnership”), owns and leases aviation equipment and also develops, manufactures, repairs and sells aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We have two reportable segments, (i) Aviation Leasing and (ii) Aerospace Products (see Note 13).

On August 1, 2022, the Company completed the spin-off of its infrastructure business into an independent publicly traded company. Accordingly, the operating results of, and costs to separate, the infrastructure business are reported in Net loss from discontinued operations, net of income taxes in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the spin-off are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted. For additional information, see Note 3, "Discontinued Operations."

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
Risks and Uncertainties—In the normal course of business, we encounter several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee, customer, or derivative counterparty to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which we operate, which could adversely impact the pricing of the services offered by us or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of our leasing equipment or operating assets. Capital market risk is the risk that we are unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities. We, through our subsidiaries, also conduct operations outside of the United States; such international operations are subject to the same risks as those associated with our United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. We do not have significant exposure to foreign currency risk as all of our leasing arrangements are denominated in U.S. dollars.
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
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations. Inventory is carried at the lower of cost or net realizable value on our balance sheet.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $30.9 million and $43.0 million as of September 30, 2022 and December 31, 2021, respectively, are recorded as a component of debt in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $5.6 million and $2.4 million as of September 30, 2022 and December 31, 2021, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $3.5 million and $13.7 million for the three months ended September 30, 2022 and 2021, respectively, and $15.2 million and $17.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. See Note 10 for additional information.
Aerospace Products revenue—Aerospace Products revenue primarily consists of the transaction price related to the sale of repaired CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over the related asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations.
Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets and lease liabilities are included in Other assets and Other liabilities in our Consolidated Balance Sheets, respectively. Finance lease ROU assets are recognized in Other assets and lease liabilities are recognized in Other liabilities in our Consolidated Balance Sheets.

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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, enter into collateral arrangements. During the three and nine months ended September 30, 2022, no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2021, one customer in the Aviation Leasing segment accounted for approximately 14% and 14% of total revenue, respectively.
As of September 30, 2022, there were two customers in the Aviation Leasing segment that represented 28% and 12% of total Accounts receivable, net. As of December 31, 2021, Accounts receivable from two customers in the Aviation Leasing segment represented 51% and 18% of total Accounts receivable, net. As of September 30, 2022 and December 31, 2021, no other customers in other segments represented more than 10% of total Accounts receivable, net.
We maintain cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $55.0 million and $16.9 million as of September 30, 2022 and December 31, 2021, respectively. There was no provision for credit losses and $1.5 million of provision for credit losses for the three months ended September 30, 2022 and 2021, respectively. There were provisions for credit losses of $47.1 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Operating expenses in the Consolidated Statements of Operations.
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines during the first quarter of 2022 and recognized approximately $47.1 million in provision for credit losses during the nine months ended September 30, 2022. Our allowance for doubtful accounts at September 30, 2022 includes all accounts receivable exposure to Russian and Ukrainian customers.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for fair value changes for pensions and other postretirement benefits of discontinued operations, and other comprehensive income related to cash flow hedges of our equity method investees of discontinued operations. These changes are also recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The cash flow impact of derivative contracts held by the equity method investees that are not designated as hedging instruments is recognized in Equity in losses (earnings) in unconsolidated entities in our Consolidated Statements of Cash Flows, and the cash flow impact of commodity derivatives held by our consolidated subsidiaries is recognized in Change in fair value of non-hedge derivatives in our Consolidated Statements of Cash Flows.
Other Assets—Other assets is primarily comprised of lease incentives of $35.5 million and $46.9 million, purchase deposits of $28.6 million and $13.7 million, prepaid expenses of $3.5 million and $4.0 million, notes receivable of $56.0 million and $22.4 million, maintenance right assets of $12.4 million and $5.1 million, operating lease right-of-use assets, net of $3.2 million and $3.8 million, and finance leases, net of $7.1 million and $7.6 million as of September 30, 2022 and December 31, 2021, respectively. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and recognized approximately $7.5 million in amortization for the remaining lease incentives during the three and nine months ended September 30, 2022.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three months ended September 30, 2022 and 2021, the Board of Directors declared cash dividends of $0.30 and $0.33 per common share, respectively. For the nine months ended September 30, 2022 and 2021, the Board of Directors declared cash dividends of $0.96 and $0.99 per common share, respectively.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Additionally, in the quarters ended September 30, 2022 and 2021, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively.
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
3. DISCONTINUED OPERATIONS

FTAI Infrastructure Inc. (“FTAI Infrastructure”) Spin-Off
On April 28, 2022, the Board of Directors of the Company unanimously approved the previously announced spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly owned subsidiary of the Company). The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s common shares as of July 21, 2022. The distribution was completed on August 1, 2022. Under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the spin-off met the criteria to be reported as a discontinued operation. Therefore, FTAI Infrastructure is presented as a discontinued operation within FTAI’s financial statements for all periods prior to August 1, 2022.
FTAI Infrastructure is a corporation for U.S. federal income tax purposes and holds, among other things, the Company’s previously held interests in the (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment, and (iv) Transtar business. FTAI Infrastructure retained all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure paid a dividend of $730.3 million to the Company. The Company used these proceeds to repay all outstanding borrowings under its 2021 bridge loans, $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. FTAI retained the aviation business and certain other assets, and FTAI’s remaining outstanding corporate indebtedness.
In connection with the spin-off, the Company and FIG LLC (the “Manager”) assigned the Company’s then-existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Manager executed an amended and restated agreement. The Company and certain of its subsidiaries executed a new management agreement with the Manager. The new management agreement has an initial term of six years. The Manager is entitled to a management fee and reimbursement of certain expenses on substantially similar terms as the previous arrangements with the Manager, which were assigned to FTAI Infrastructure. Prior to the merger described below, our Manager will remain entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) on the same terms as they exist today. Following the merger, the Company will enter into a Services and Profit Sharing Agreement (the “Services and Profit Sharing Agreement”), with a subsidiary of the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”), pursuant to which Master GP will be entitled to incentive allocations on substantially similar terms as the previous arrangements. The Company is pursuing a merger transaction with a subsidiary of the Company pursuant to which the Company will become a wholly-owned subsidiary of a company organized under the laws of the Cayman Islands and shareholders of the Company would become shareholders of the Cayman Islands entity. This merger transaction will be subject to approval by holders of the Company’s common shares.
Critical Accounting Policies
Revenue Recognition
Revenues of discontinued operations consist of the following revenue streams:
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
Additionally, other revenue consists of revenue related to derivative trading activities and also includes revenue related to providing roadside assistance services to customers in the intermodal and over-the-road trucking industries. Revenue is recognized when a performance obligation is satisfied by completing a repair service at a point in time. Revenues are typically invoiced for each repair and generally have 30-day payment terms.
Variable Interest Entity
At December 31, 2021, we held an approximately 98% economic interest, and a 100% voting interest in Delaware River Partners LLC (“DRP”). DRP was solely reliant on us to finance its activities and therefore was a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the tables below. Total VIE assets of DRP were $316.5 million and total VIE liabilities were $32.6 million as of December 31, 2021.

Financial Information of Discontinued Operations

The following table summarizes the significant line items pertaining to discontinued operations included in Net loss attributable to shareholders for the three and nine months ended September 30, 2022 and 2021, respectively, in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Total revenues	$27,993	$36,788	$140,009	$72,674
Expenses
Operating expenses	12,365	30,865	92,478	64,747
Cost of sales	4,920	1,222	12,732	1,459
General and administrative expenses	466	743	2,694	2,711
Acquisition and transaction expenses	3,813	547	13,971	546
Management fees and incentive allocation to affiliate	908	3,829	8,134	11,244
Depreciation and amortization	6,004	17,131	40,319	38,900
Interest expense	2,160	4,404	15,105	9,396
Other expense	7,641	9,957	47,765	15,625
Losses before income taxes	(10,284)	(31,910)	(93,189)	(71,954)
Provision for (benefit from) income taxes	4,498	(979)	8,227	(2,789)
Net loss from discontinued operations, net of income taxes	(14,782)	(30,931)	(101,416)	(69,165)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(2,871)	(7,363)	(18,817)	(18,949)
Net loss attributable to shareholders	(11,911)	(23,568)	(82,599)	(50,216)

The following table summarizes the carrying value of the major classes of assets and liabilities of discontinued operations as of December 31, 2021:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

December 31, 2021
Assets
Cash and cash equivalents	$49,872
Restricted cash	251,983
Accounts receivable, net	50,301
Leasing equipment, net	36,012
Operating lease right-of-use assets, net	71,547
Property, plant and equipment, net	1,517,594
Investments	54,408
Intangible assets, net	67,737
Goodwill	257,137
Other assets	85,710
Total assets of discontinued operations	2,442,301

Liabilities
Accounts payable and accrued liabilities	115,634
Debt, net	718,624
Operating lease liabilities	70,404
Other liabilities	75,593
Total liabilities of discontinued operations	980,255

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and amortization, capital expenditures, and other significant operating and investing noncash items of discontinued operations for each period presented:

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Equity in losses of unconsolidated entities	$46,601	$8,810
Depreciation and amortization	40,319	38,900
Equity-based compensation	2,623	3,281
Investing activities:
Acquisition of property, plant and equipment	$(129,920)	$(97,506)
Acquisition of business, net of cash acquired	(3,819)	(627,399)
Investment in unconsolidated entities	7,954	(54,499)
Proceeds from sale of property, plant and equipment	5,289	—
Non-cash change in equity method investment	(182,963)	(77,518)
Conversion of interests in unconsolidated entities	(21,302)	—

The Company accounted for Long Ridge Terminal LLC, included in liabilities of discontinued operations at December 31, 2021 included above, using the equity method of accounting. Summarized financial data for Long Ridge Terminal LLC are shown in the following tables for the periods in which the Company held the equity investment.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

December 31, 2021
Balance Sheet
Assets
Cash and cash equivalents	$2,932
Restricted cash	32,469
Accounts receivable, net	17,896
Property, plant, and equipment, net	764,607
Intangible assets, net	4,940
Goodwill	89,390
Inventory, net	1,691
Other assets	12,750
Total assets	$926,675

Liabilities
Accounts payable and accrued liabilities	$16,121
Debt, net	604,261
Derivative liabilities	339,033
Other liabilities	2,246
Total liabilities	961,661

Equity
Shareholders’ equity	(1,035)
Accumulated deficit	(33,951)
Total equity	(34,986)
Total liabilities and equity	$926,675

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	2022	2021	2022	2021
Total revenues	$156	$21,071	$15,199	$38,341

Expenses
Operating expenses	4,337	5,581	36,693	16,568
Depreciation and amortization	4,383	5,891	29,381	13,327
Interest expense	4,580	547	30,622	1,493
Total expenses	13,300	12,019	96,696	31,388
Total other expense	(21)	(16,614)	(234)	(25,440)
Net loss	$(13,165)	$(7,562)	$(81,731)	$(18,487)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2022	December 31, 2021
Leasing equipment	$2,179,728	$2,312,040
Less: Accumulated depreciation	(487,546)	(456,403)
Leasing equipment, net	$1,692,182	$1,855,637
Economic sanctions and export controls against Russia and Russia’s aviation industry have been imposed due to its invasion of Ukraine during the nine months ended September 30, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. As of September 30, 2022, four aircraft and two engines were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft that have not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we do not expect to recover from Ukraine and Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $8.2 million, net of redelivery compensation during the nine months ended September 30, 2022.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the nine months ended September 30, 2022:

Acquisitions:
Aircraft	23
Engines	45
Dispositions:
Aircraft	5
Engines	50
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense for leasing equipment	$34,704	$36,130	$115,074	$106,172
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2022	December 31, 2021
Construction in progress	45,621	36,777
Furniture and fixtures	1,445	1,374
Other	1,410	533
	48,476	38,684
Less: Accumulated depreciation	(807)	(421)
Property, plant and equipment, net	$47,669	$38,263
During the nine months ended September 30, 2022, we added property, plant and equipment of $9.8 million, primarily consisting of $8.8 million for the build out of the well intervention tower for the Pride vessel and $0.9 million for the purchase of additional aviation module containers.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$149	$107	$387	$202

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2022	December 31, 2021
Advanced Engine Repair JV	Equity method	25%	$20,439	$21,317
Falcon MSN 177 LLC	Equity method	50%	1,841	1,600
			$22,280	$22,917

We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2022 and 2021.
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advanced Engine Repair JV	$(314)	$(369)	$(879)	$(1,050)
Falcon MSN 177 LLC	(44)	—	754	—
Total	$(358)	$(369)	$(125)	$(1,050)
Equity Method Investments
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
7. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2022	December 31, 2021
Intangible assets
Acquired favorable lease intangibles	$59,789	$67,013
Less: Accumulated amortization	(30,373)	(36,051)
Total intangible assets, net	$29,416	$30,962

Intangible liabilities
Acquired unfavorable lease intangibles	$13,114	$14,795
Less: Accumulated amortization	(2,216)	(6,068)
Acquired unfavorable lease intangibles, net	$10,898	$8,727
Intangible assets and liabilities are all held within the Aviation Leasing segment. Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Lease intangibles	Revenues	$3,291	$1,266	$10,259	$3,216
As of September 30, 2022, estimated net annual amortization of intangible assets and liabilities is as follows:

Remainder of 2022	$3,323
2023	8,398
2024	4,848
2025	1,962
2026	519
Thereafter	(532)
Total	$18,518

8. DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2022			December 31, 2021
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	9/20/25	$189,473
2021 Bridge Loans	—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	12/15/22	100,527
Total loans payable	—			290,000
Bonds payable
Senior Notes due 2025 (2)	653,269	6.50%	10/1/25	852,198
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,002,174	5.50%	5/1/28	1,002,416
Total bonds payable	2,055,443			2,254,614

Debt	2,055,443			2,544,614
Less: Debt issuance costs	(30,894)			(43,027)
Total debt, net	$2,024,549			$2,501,587

Total debt due within one year	$—			$100,527
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $1,431 and $3,509 at September 30, 2022 and December 31, 2021, respectively, and an unamortized premium of $4,700 and $5,707 at September 30, 2022 and December 31, 2021, respectively.
(3) Includes an unamortized premium of $2,174 and $2,416 at September 30, 2022 and December 31, 2021, respectively.

On September 20, 2022, the Company amended its Revolving Credit Facility by executing a Second Amended and Restated Credit Agreement (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of December 2, 2021 (as amended by Amendment No. 1, dated as of April 28, 2022). The Amendment provides for revolving loans to be made available to the Company in an aggregate principal amount of up to $225.0 million, of which up to $25.0 million may be utilized for the issuance of letters of credit.
In conjunction with the spin-off of FTAI Infrastructure, the Company repaid all outstanding borrowings under its 2021 bridge loans and $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
borrowings under its revolving credit facility. The Company recorded a loss on extinguishment of debt of $19.9 million as a result of these paydowns.
We were in compliance with all debt covenants as of September 30, 2022.
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
Our cash and cash equivalents consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, our financial instruments other than cash and cash equivalents consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, loans payable, security deposits, maintenance deposits and management fees payable, whose fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair values of our notes payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below and classified as Level 2 within the fair value hierarchy:

	September 30, 2022	December 31, 2021
Senior Notes due 2025	611,806	881,408
Senior Notes due 2027	391,920	448,848
Senior Notes due 2028	805,430	1,019,470
The fair values of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
We measure the fair value of certain assets on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets, property, plant and equipment, leasing equipment and inventory. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the underlying businesses and the leasing and eventual sale of assets.
10. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues are within the scope of ASC 842, Leases and ASC 606, Revenue from contracts with customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
During the three months ended September 30, 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Revenues in the Consolidated Statement of Operations for the three months ended September 30, 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations for the three months ended September 30, 2022. Sales transactions of aircraft and engines prior to the three months ended September 30, 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain on sale of assets, net on the Consolidated Statement of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were under leasing arrangements with customers prior to sales and are included in Leasing equipment, net, on the Consolidated Balance Sheets.

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$40,273	$—	$9,806	$50,079
Maintenance revenue	35,507	—	—	35,507
Finance lease income	119	—	—	119
Asset sales revenue	85,488	—	—	85,488
Aerospace products revenue	—	53,401	—	53,401
Other revenue	3,461	—	2,310	5,771
Total revenues	$164,848	$53,401	$12,116	$230,365

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$40,392	$—	$2,386	$42,778
Maintenance revenue	40,252	—	—	40,252
Finance lease income	439	—	—	439
Aerospace products revenue	—	7,730	—	7,730
Other revenue	5,125	—	2,850	7,975
Total revenues	$86,208	$7,730	$5,236	$99,174

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$111,316	$—	$17,515	$128,831
Maintenance revenue	112,171	—	—	112,171
Finance lease income	332	—	—	332
Asset sales revenue	85,488	—	—	85,488
Aerospace products revenue	—	94,211	—	94,211
Other revenue	8,687	—	4,400	13,087
Total revenues	$317,994	$94,211	$21,915	$434,120

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$120,389	$—	$5,518	$125,907
Maintenance revenue	87,763	—	—	87,763
Finance lease income	1,285	—	—	1,285
Aerospace products revenue	—	13,284	—	13,284
Other revenue	5,761	—	3,352	9,113
Total revenues	$215,198	$13,284	$8,870	$237,352

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases:

September 30, 2022
Remainder of 2022	$37,708
2023	111,850
2024	70,428
2025	43,890
2026	24,835
Thereafter	65,820
Total	$354,531
11. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
Federal	$247	$368	$582	$808
State and local	(442)	95	69	213
Foreign	106	31	174	(25)
Total current provision	(89)	494	825	996
Deferred:
Federal	2,915	—	4,517	—
State and local	304	—	610	—
Foreign	1,059	(9)	1,405	(172)
Total deferred provision (benefit)	4,278	(9)	6,532	(172)
Provision for income taxes	$4,189	$485	$7,357	$824
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
As of and for the nine months ended September 30, 2022, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2022.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
12. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS

In connection with the spin-off of FTAI Infrastructure on August 1, 2022, we assigned our then-existing management and advisory agreement, dated as of May 20, 2015, with our Manager to FTAI Infrastructure. On July 31, 2022, we entered into a new management and advisory agreement (the “Management Agreement”), by and among FTAI, FTAI Finance Holdco Ltd. (a wholly owned subsidiary of the Company), and each of the subsidiaries that are party thereto and the Manager, with substantially similar terms and conditions as the existing management and advisory agreement.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$4	$16	$4	$704
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	—	—	—
Total	$4	$16	$4	$704
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
The following table summarizes our reimbursements to the Manager from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Classification in the Consolidated Statements of Operations:
General and administrative	$1,466	$1,184	$4,933	$3,427
Acquisition and transaction expenses	154	617	883	1,588
Total	$1,620	$1,801	$5,816	$5,015
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
Upon the successful completion of an offering of our common shares or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress Investment Group LLC (“Fortress”).
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Accrued management fees	$386	$1,495
Other payables	1,020	2,283

13. SEGMENT INFORMATION
During the third quarter of 2022, as a result of the spin-off of FTAI Infrastructure effective on August 1, 2022, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops, manufactures, repairs, and sells aircraft engines and aftermarket components for aircraft engines. The interim periods will disclose the reportable segments under this basis with prior periods restated to reflect the change in accordance with the requirements of ASC 280.

Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, shared services costs, and management fees. Additionally, Corporate and Other also includes offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas activities and production which are typically subject to operating leases.

Additionally, during the third quarter of 2022, the Company changed its measure of segment profit to include the add back of dividends on preferred shares in Adjusted EBITDA. Prior period Adjusted EBITDA amounts and the reconciliation to net income (loss) attributable to shareholders from continuing operations have been recast to reflect this change in the measure of segment profit.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. Our Chief Executive Officer is our CODM. Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. The CODM evaluates performance for each reportable segment primarily based on Adjusted EBITDA. Historically, the CODM’s assessment of segment performance included asset information. During the third quarter of 2022, the CODM determined that segment asset information is not a key factor in measuring performance or allocating resources. Therefore, segment asset information is not included in the tables below as it is not provided to or reviewed by our CODM.

Adjusted EBITDA is defined as net income (loss) attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, dividends on preferred shares and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

We believe that net income (loss) attributable to shareholders from continuing operations, as defined by GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to shareholders as determined in accordance with GAAP.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2022

	Three Months Ended September 30, 2022

	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$164,848	$53,401	$12,116	$230,365

Expenses
Operating expenses	10,533	3,491	13,369	27,393
Cost of sales	64,855	31,093	—	95,948
General and administrative	—	—	3,354	3,354
Acquisition and transaction expenses	247	15	2,586	2,848
Management fees and incentive allocation to affiliate	—	—	4	4
Depreciation and amortization	32,728	77	2,048	34,853
Asset impairment	4,495	—	—	4,495
Interest expense	—	—	40,171	40,171
Total expenses	112,858	34,676	61,532	209,066

Other income (expense)
Equity in losses of unconsolidated entities	(45)	(313)	—	(358)
Gain on sale of assets, net	—	—	—	—
Loss on extinguishment of debt	—	—	(19,861)	(19,861)
Other income (expense)	42	—	(1,080)	(1,038)
Total other expense	(3)	(313)	(20,941)	(21,257)
Income (loss) from continuing operations before income taxes	51,987	18,412	(70,357)	42
Provision for income taxes	926	2,586	677	4,189
Net income (loss) from continuing operations	51,061	15,826	(71,034)	(4,147)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	6,791	6,791
Net income (loss) attributable to shareholders from continuing operations	$51,061	$15,826	$(77,825)	$(10,938)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$95,994	$18,560	$(5,691)	$108,863
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(358)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				241
Less: Interest expense and dividends on preferred shares				(46,962)
Less: Depreciation and amortization expense				(41,329)
Less: Incentive allocations				—
Less: Asset impairment charges				(4,495)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(19,861)
Less: Acquisition and transaction expenses				(2,848)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(4,189)
Net loss attributable to shareholders from continuing operations				$(10,938)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$—	$—	$250
Asia	23,496	1,200	12,116	36,812
Europe	41,869	15,511	—	57,380
North America	90,183	36,690	—	126,873
South America	9,050	—	—	9,050
Total	$164,848	$53,401	$12,116	$230,365

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$317,994	$94,211	$21,915	$434,120

Expenses
Operating expenses	72,135	8,094	27,968	108,197
Cost of sales	64,855	55,284	—	120,139
General and administrative	—	—	11,821	11,821
Acquisition and transaction expenses	624	15	7,701	8,340
Management fees and incentive allocation to affiliate	—	—	4	4
Depreciation and amortization	109,147	178	6,136	115,461
Asset impairment	128,171	—	—	128,171
Interest expense	—	—	132,197	132,197
Total expenses	374,932	63,571	185,827	624,330

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	753	(878)	—	(125)
Gain on sale of assets, net	61,371	18,562	—	79,933
Loss on extinguishment of debt	—	—	(19,861)	(19,861)
Other income (expense)	245	—	(37)	208
Total other income (expense)	62,369	17,684	(19,898)	60,155
Income (loss) before income taxes	5,431	48,324	(183,810)	(130,055)
Provision for income taxes	2,116	5,055	186	7,357
Net income (loss)	3,315	43,269	(183,996)	(137,412)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	20,373	20,373
Net income (loss) attributable to shareholders from continuing operations	$3,315	$43,269	$(204,369)	$(157,785)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$273,788	$48,685	$(17,915)	$304,558
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(125)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(165)
Less: Interest expense and dividends on preferred shares				(152,570)
Less: Depreciation and amortization expense				(145,754)
Less: Incentive allocations				—
Less: Asset impairment charges				(128,171)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(19,861)
Less: Acquisition and transaction expenses				(8,340)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(7,357)
Net loss attributable to shareholders from continuing operations				$(157,785)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$850	$—	$1,100
Asia	60,111	2,601	21,915	84,627
Europe	94,751	26,410	—	121,161
North America	130,362	64,350	—	194,712
South America	32,520	—	—	32,520
Total	$317,994	$94,211	$21,915	$434,120

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2021

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$86,208	$7,730	$5,236	$99,174

Expenses
Operating expenses	7,282	1,774	6,283	15,339
Cost of sales	—	5,367	—	5,367
General and administrative	—	—	3,679	3,679
Acquisition and transaction expenses	234	—	6,349	6,583
Management fees and incentive allocation to affiliate	—	—	16	16
Depreciation and amortization	34,181	40	2,016	36,237
Asset impairment	859	—	—	859
Interest expense	—	—	50,096	50,096
Total expenses	42,556	7,181	68,439	118,176

Other income (expense)
Equity in losses of unconsolidated entities	—	(369)	—	(369)
Gain on sale of assets, net	10,961	1,724	—	12,685
Other expense	(1,341)	—	—	(1,341)
Total other income	9,620	1,355	—	10,975
Income (loss) before income taxes	53,272	1,904	(63,203)	(8,027)
Provision for (benefit from) income taxes	595	(110)	—	485
Net income (loss)	52,677	2,014	(63,203)	(8,512)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	6,791	6,791
Net income (loss) attributable to shareholders from continuing operations	$52,677	$2,014	$(69,994)	$(15,303)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$94,990	$2,001	$(4,742)	$92,249
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in income of unconsolidated entities				(369)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				312
Less: Interest expense and dividends on preferred shares				(56,887)
Less: Depreciation and amortization expense				(42,681)
Less: Incentive allocations				—
Less: Asset impairment charges				(859)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(6,583)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(485)
Net loss attributable to shareholders from continuing operations				$(15,303)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Asia	$36,420	$—	$5,236	$41,656
Europe	35,709	—	—	35,709
North America	10,422	7,730	—	18,152
South America	3,657	—	—	3,657
Total	$86,208	$7,730	$5,236	$99,174

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$215,198	$13,284	$8,870	$237,352

Expenses
Operating expenses	14,177	3,519	16,495	34,191
Cost of sales	—	8,577	—	8,577
General and administrative	—	—	9,618	9,618
Acquisition and transaction expenses	804	—	11,822	12,626
Management fees and incentive allocation to affiliate	—	—	704	704
Depreciation and amortization	100,381	40	5,953	106,374
Asset impairment	3,048	—	—	3,048
Interest expense	—	—	115,598	115,598
Total expenses	118,410	12,136	160,190	290,736

Other income (expense)
Equity in losses of unconsolidated entities	—	(1,050)	—	(1,050)
Gain on sale of assets, net	15,751	1,716	—	17,467
Loss on extinguishment of debt	—	—	(3,254)	(3,254)
Other expense	(717)	—	—	(717)
Total other income (expense)	15,034	666	(3,254)	12,446
Income (loss) before income taxes	111,822	1,814	(154,574)	(40,938)
Provision for (benefit from) income taxes	909	(11)	(74)	824
Net income (loss)	110,913	1,825	(154,500)	(41,762)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	17,967	17,967
Net income (loss) attributable to shareholders from continuing operations	$110,913	$1,825	$(172,467)	$(59,729)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$237,404	$1,998	$(17,947)	$221,455
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,050)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				906
Less: Interest expense and dividends on preferred shares				(133,565)
Less: Depreciation and amortization expense				(127,723)
Less: Incentive allocations				—
Less: Asset impairment charges				(3,048)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(3,254)
Less: Acquisition and transaction expenses				(12,626)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(824)
Net loss attributable to shareholders from continuing operations				$(59,729)

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$235
Asia	93,925	—	8,870	102,795
Europe	88,296	812	—	89,108
North America	26,630	12,472	—	39,102
South America	6,112	—	—	6,112
Total	$215,198	$13,284	$8,870	$237,352

V. Location of Long-Lived Assets
The following tables sets forth summarized geographic location of property, plant and equipment and leasing equipment, net:

September 30, 2022
Total
Property, plant and equipment and leasing equipment, net
Africa	$17,776
Asia	401,057
Europe	602,833
North America	393,268
South America	324,917
Total	$1,739,851

December 31, 2021
Total
Property, plant and equipment and leasing equipment, net
Asia	$543,610
Europe	839,555
North America	265,203
South America	245,532
Total	$1,893,900

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net loss from continuing operations	$(4,147)	$(8,512)	$(137,412)	$(41,762)
Net loss from discontinued operations, net of income taxes	(14,782)	(30,931)	(101,416)	(69,165)
Net loss	$(18,929)	$(39,443)	$(238,828)	(110,927)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—	—	—
Discontinued operations	(2,871)	(7,363)	(18,817)	(18,949)
Less: Dividends on preferred shares	6,791	6,791	20,373	17,967
Net loss attributable to shareholders	$(22,849)	$(38,871)	$(240,384)	$(109,945)
Weighted Average Common Shares Outstanding - Basic (1)	99,378,771	88,277,897	99,372,016	86,787,072
Weighted Average Common Shares Outstanding - Diluted (1)	99,378,771	88,277,897	99,372,016	86,787,072

Loss per share:
Basic
Continuing operations	$(0.11)	$(0.17)	$(1.59)	$(0.69)
Discontinued operations	$(0.12)	$(0.27)	$(0.83)	$(0.58)

Diluted
Continuing operations	$(0.11)	$(0.17)	$(1.59)	$(0.69)
Discontinued operations	$(0.12)	$(0.27)	$(0.83)	$(0.58)
________________________________________________________
(1) Three and nine months ended September 30, 2022 and 2021 include participating securities which can be converted into a fixed amount of our shares.
For the three months ended September 30, 2022 and 2021, 326,747 and 950,524 shares, respectively, and for the nine months ended September 30, 2022 and 2021, 654,693 and 940,254 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the nine months ended September 30, 2022, we issued 19,811 common shares to certain directors as compensation.
15. COMMITMENTS AND CONTINGENCIES
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
16. SUBSEQUENT EVENTS
On October 27, 2022, our Board of Directors declared a cash dividend on our common shares and eligible participating securities of $0.30 per share for the quarter ended September 30, 2022, payable on November 28, 2022 to the holders of record on November 14, 2022.

FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Additionally, on October 27, 2022, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively, payable on December 15, 2022 to the holders of record on December 1, 2022.

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
Overview
We own and acquire high quality infrastructure and related equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. As of September 30, 2022, we had total consolidated assets of $2,278.0 million and total equity of $26.0 million.
Impact of Russia’s Invasion of Ukraine
Due to Russia’s invasion of Ukraine during the first quarter of 2022, the United States, European Union, United Kingdom, and others have imposed economic sanctions and export controls against Russia and Russia’s aviation industry. The sanctions include but are not limited to the ban on the export and sale or lease of all aircraft, engines, and equipment and on all related repair and maintenance services to Russia and Russian airlines. We have complied, and will continue to comply, with all applicable sanctions and we have terminated the leases of all our aircraft and engines with Russian airlines. As a result of the sanctions imposed on Russian airlines and related lease terminations, we recognized approximately $47.1 million in provision for credit losses during the nine months ended September 30, 2022.
We continue to pursue efforts to remove and repossess all of our aircraft and engines from Russia and Ukraine. As of September 30, 2022, four aircraft and two engines were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft that had not been recovered from Ukraine and Russia during the first quarter of 2022. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the carrying value of leasing equipment assets that we have not recovered from Ukraine and Russia for the nine months ended September 30, 2022.
Our lessees are required to provide insurance coverage with respect to leased aircraft and engines, and we are named as insureds under those policies in the event of a total loss of an aircraft or engine. We also purchase insurance which provides us with coverage when our aircraft or engines are not subject to a lease or where a lessee’s policy fails to indemnify us. The insured value of the aircraft and engines that remain in Ukraine and Russia is approximately $294.0 million. We are pursuing all our claims under these policies. However, the timing and amount of any recoveries under these policies are uncertain.
The extent of the impact of Russia’s invasion of Ukraine and the related sanctions on our operational and financial performance, including the ability for us to recover our leasing equipment in the region, will depend on future developments, including the duration of the conflict, sanctions and restrictions imposed by Russian and international governments, all of which remain uncertain.
Impact of COVID-19
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. Market conditions due to the outbreak of COVID-19 resulted in asset impairment charges and a decline in our revenues during the years ended December 31, 2021 and 2020. However, our revenues have continued to recover during the nine months ended September 30, 2022. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, as well as additional waves of COVID-19 infections and the ultimate impact of related restrictions imposed by the U.S. and international governments, all of which remain uncertain. For additional detail, see Liquidity and Capital Resources and Part II, Item 1A. Risk Factors—“The COVID-19 pandemic has severely disrupted the global economy and may have, and the emergence of similar crises could have, material adverse effects on our business, results of operations or financial condition.”
Spin-Off of FTAI Infrastructure Inc. (“FTAI Infrastructure”)
On April 28, 2022, the Board of Directors of the Company unanimously approved the spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly owned subsidiary of the Company). The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s common shares as of July 21, 2022. The distribution was completed on August 1, 2022.
FTAI Infrastructure is a corporation for U.S. federal income tax purposes and holds, among other things, the Company’s previously held interests in the (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment, and (iv) Transtar business. FTAI Infrastructure retained all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure paid a dividend of $730.3 million to the Company. The Company used these proceeds to repay all outstanding borrowings under its 2021 bridge loans, $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. FTAI retained the aviation business and certain other assets, and FTAI’s remaining outstanding corporate indebtedness.
In connection with the spin-off, the Company and the Manager assigned the Company’s then-existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Manager executed an amended and restated agreement. The Company and certain of its subsidiaries executed a new management agreement with the Manager. The new management agreement has an initial term of six years. The Manager is entitled to a management fee and reimbursement of certain expenses on substantially similar terms as the previous arrangements with the Manager, which were assigned to FTAI Infrastructure. Prior to the merger described below, our Manager will remain entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) on the same terms as they exist today. Following the merger, the Company will enter into a Services and Profit Sharing Agreement (the “Services and Profit Sharing Agreement”), with a subsidiary of the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”), pursuant to which Master GP will be entitled to incentive allocations on substantially similar terms as the previous arrangements.
On August 12, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, FTAI Finance Holdco Ltd. (which following the completion of the merger will be named FTAI Aviation Ltd.), a Cayman Islands exempted company and an indirect subsidiary of the Company (“FTAI Aviation”), and FTAI Aviation Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of FTAI Aviation (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into the Company (the “merger”), with the Company surviving as a wholly owned subsidiary of FTAI Aviation. If the merger is approved by the Company’s public common shareholders, shares of the Company will be exchanged automatically for shares of FTAI Aviation without any further action from the shareholders.
The merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, holders of Company common shares having approved the merger. A proposal to approve and adopt the merger agreement will be presented at a special meeting of the Company’s shareholders to be held on November 9, 2022 at 8:00 a.m.
Operating Segments
During the third quarter of 2022, as a result of the spin-off of FTAI Infrastructure effective on August 1, 2022, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops, manufactures, repairs, and sells aircraft engines and aftermarket components for aircraft engines. The interim periods disclose the reportable segments under the basis that prior periods were restated to reflect the change in accordance with the requirements of ASC 280.

Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, shared services costs, and management fees. Additionally, Corporate and Other also includes offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas activities and production which are typically subject to operating leases.
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
During the third quarter of 2022, the Company changed its measure of segment profit to include the add back of dividends on preferred shares in Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, dividends on preferred shares and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three and nine months ended September 30, 2022 and 2021
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$50,079	$42,778	$7,301	$128,831	$125,907	$2,924
Maintenance revenue	35,507	40,252	(4,745)	112,171	87,763	24,408
Finance lease income	119	439	(320)	332	1,285	(953)
Aerospace products revenue	53,401	7,730	45,671	94,211	13,284	80,927
Asset sales revenue	85,488	—	85,488	85,488	—	85,488
Other revenue	5,771	7,975	(2,204)	13,087	9,113	3,974
Total revenues	230,365	99,174	131,191	434,120	237,352	196,768

Expenses
Operating expenses	27,393	15,339	12,054	108,197	34,191	74,006
Cost of sales	95,948	5,367	90,581	120,139	8,577	111,562
General and administrative	3,354	3,679	(325)	11,821	9,618	2,203
Acquisition and transaction expenses	2,848	6,583	(3,735)	8,340	12,626	(4,286)
Management fees and incentive allocation to affiliate	4	16	(12)	4	704	(700)
Depreciation and amortization	34,853	36,237	(1,384)	115,461	106,374	9,087
Asset impairment	4,495	859	3,636	128,171	3,048	125,123
Interest expense	40,171	50,096	(9,925)	132,197	115,598	16,599
Total expenses	209,066	118,176	90,890	624,330	290,736	333,594

Other (expense) income
Equity in losses of unconsolidated entities	(358)	(369)	11	(125)	(1,050)	925
Gain on sale of assets, net	—	12,685	(12,685)	79,933	17,467	62,466
Loss on extinguishment of debt	(19,861)	—	(19,861)	(19,861)	(3,254)	(16,607)
Other (expense) income	(1,038)	(1,341)	303	208	(717)	925
Total other (expense) income	(21,257)	10,975	(32,232)	60,155	12,446	47,709
Income (loss) from continuing operations before income taxes	42	(8,027)	8,069	(130,055)	(40,938)	(89,117)
Provision for income taxes	4,189	485	3,704	7,357	824	6,533
Net loss from continued operations	(4,147)	(8,512)	4,365	(137,412)	(41,762)	(95,650)
Net loss from discontinued operations, net of income taxes	(14,782)	(30,931)	16,149	(101,416)	(69,165)	(32,251)
Net loss	(18,929)	(39,443)	20,514	(238,828)	(110,927)	(127,901)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—	—	—	—	—
Discontinued operations	(2,871)	(7,363)	4,492	(18,817)	(18,949)	132
Less: Dividends on preferred shares	6,791	6,791	—	20,373	17,967	2,406
Net loss attributable to shareholders	$(22,849)	$(38,871)	$16,022	$(240,384)	$(109,945)	$(130,439)

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to shareholders from continuing operations	$(10,938)	$(15,303)	$4,365	$(157,785)	$(59,729)	$(98,056)
Add: Provision for income taxes	4,189	485	3,704	7,357	824	6,533
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	2,848	6,583	(3,735)	8,340	12,626	(4,286)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	19,861	—	19,861	19,861	3,254	16,607
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	4,495	859	3,636	128,171	3,048	125,123
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	41,329	42,681	(1,352)	145,754	127,723	18,031
Add: Interest expense and dividends on preferred shares	46,962	56,887	(9,925)	152,570	133,565	19,005
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(241)	(312)	71	165	(906)	1,071
Less: Equity in losses of unconsolidated entities	358	369	(11)	125	1,050	(925)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$108,863	$92,249	$16,614	$304,558	$221,455	$83,103
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) depreciation and amortization expense of $34,853 and $36,237, (ii) lease intangible amortization of $3,291 and $1,266 and (iii) amortization for lease incentives of $3,185 and $5,178, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) depreciation and amortization expense of $115,461 and $106,374, (ii) lease intangible amortization of $10,259 and $3,216 and (iii) amortization for lease incentives of $20,034 and $18,133, respectively.
(2) Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $358 and $369 and (ii) depreciation and amortization expense of $117 and $57, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of $125 and $1,050 and (ii) depreciation and amortization expense of $290 and $144, respectively.

Revenues
Presentation of assets sales
During the three months ended September 30, 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Revenues in the Consolidated Statement of Operations for the three months ended September 30, 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations for the three months ended September 30, 2022. Sales transactions of aircraft and engines prior to the three months ended September 30, 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain on sale of assets, net on the Consolidated Statement of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were under leasing arrangements with customers prior to sales and are included in leasing equipment, net, on the Consolidated Balance Sheets.
Comparison of the three months ended September 30, 2022 and 2021
Total revenues increased $131.2 million driven by an increase in asset sales revenue, Aerospace Products revenue and lease income partially offset by decreases in maintenance revenue and other revenue.
Asset sales revenue increased $85.5 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment during 2022. See above discussion regarding presentation of asset sales.
Aerospace Products revenue increased $45.7 million driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continue to ramp-up in 2022. See above discussion regarding presentation of asset sales.
Lease income increased $7.3 million, which primarily reflects an increase of $7.4 million in the Offshore Energy business as two of our vessels were on-hire longer in 2022 compared to 2021.

Maintenance revenue decreased $4.7 million in the Aviation Leasing segment, primarily due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines, partially offset by an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.
Other revenue decreased $2.2 million, which primarily reflects a decrease of $1.7 million in the Aviation Leasing segment due to lower end-of lease redelivery compensation.
Comparison of the nine months ended September 30, 2022 and 2021
Total revenues increased $196.8 million driven by an increase in asset sales revenue, Aerospace Products revenue, maintenance revenue, other revenue and lease income.
Asset sales revenue increased $85.5 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment in 2022. See above discussion regarding presentation of asset sales.
Aerospace Products revenue increased $80.9 million driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continue to ramp-up in 2022. See above discussion regarding presentation of asset sales.
Maintenance revenue increased $24.4 million in the Aviation Leasing segment, primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines.
Other revenue increased $4.0 million, which primarily reflects (i) an increase of $2.9 million in the Aviation Leasing segment due to an increase in end-of lease redelivery compensation and (ii) an increase of $1.0 million in the Offshore Energy business as two of our vessels were on-hire longer in 2022 compared to 2021.
Lease income increased $2.9 million, which primarily reflects (i) an increase of $12.0 million in the Offshore Energy business as two of our vessels were on-hire longer in 2022 compared to 2021, partially offset by (ii) a decrease of $9.1 million in the Aviation Leasing segment primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines. Basic lease revenues from our owned aircraft and engines leased to Russian airlines would have been approximately $30.2 million for the nine months ended September 30, 2022. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease.
Expenses
Comparison of the three months ended September 30, 2022 and 2021
Total expenses increased $90.9 million, primarily due to higher (i) cost of sales, (ii) operating expenses, and (iii) asset impairment, partially offset by lower (iv) interest expense, (v) acquisition and transaction expenses, and (vi) depreciation and amortization.
Cost of Sales increased $90.6 million primarily as a result of increased asset sales and the gross presentation of asset sales revenue and Aerospace Product revenues as described above.
Operating expenses increased $12.1 million which primarily reflects:
•an increase of $7.1 million in the Offshore Energy business which reflects increases of offshore crew expenses, project costs and other operating expenses as our vessels were on-hire longer in 2022 compared to 2021.
•an increase of $3.3 million in the Aviation Leasing Segment primarily as a result of an increase in insurance expense, shipping and storage fees, professional fees and other operating expenses, partially offset by a decrease in provision for credit losses.
•an increase of $1.7 million in the Aerospace Products Segment primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Asset impairment increased $3.6 million for the adjustment of the carrying value of leasing equipment to fair value in our Aviation Leasing segment. See Note 4 to the consolidated financial statements for additional information.
Interest expense decreased $9.9 million, which reflects a decrease in the average outstanding debt of approximately $113.2 million due to decreases in (i) the Bridge Loans of $433 million, which were fully paid off in September 2021, (ii) the Senior Notes due 2025 of $132.8 million, which were partially redeemed in August 2022, partially offset by increases in (iii) the Senior Notes due 2028 of $334.7 million, (iv) the 2021 Bridge Loans issued in December 2021 and February 2022 of $113.3 million, and (v) the Revolving Credit Facility of $5.0 million.
Acquisition and transaction expenses decreased $3.7 million primarily due to a decrease in professional fees related to the Transtar acquisition in 2021.

Depreciation and amortization decreased $1.4 million primarily due to an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Comparison of the nine months ended September 30, 2022 and 2021
Total expenses increased $333.6 million, primarily due to higher (i) asset impairment charges, (ii) cost of sales, (iii) operating expenses, (iv) interest expense, (v) depreciation and amortization, partially offset by lower (vi) acquisition and transaction expenses.
Asset impairment increased $125.1 million primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
Cost of sales increased $111.6 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenue and Aerospace Product revenues as described above.
Operating expenses increased $74.0 million which primarily reflects:
•an increase of $58.0 million in the Aviation Leasing segment primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines, an increase in insurance expense, shipping and storage fees, professional fees and repairs and maintenance expenses.
•an increase of $11.5 million in the Offshore Energy business which reflects increases of offshore crew expenses, project costs and other operating expenses as our vessels were on-hire longer in 2022 compared to 2021.
•an increase of $4.6 million in the Aerospace Products segment primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Interest expense increased $16.6 million, which reflects an increase in the average outstanding debt of approximately $577.8 million due to increases in (i) the Senior Notes due 2028 of $613.1 million, (ii) the 2021 Bridge Loans issued in December 2021 and February 2022 of $237.7 million and (iii) the Revolving Credit Facility of $73.4 million, partially offset by a decrease in (iv) the Bridge Loans of $144.4 million, (v) the Senior Notes due 2022 of $177.4 million, which was redeemed in full in May 2021, and (vi) the Senior Notes due 2025 of $44.6 million, which were partially redeemed in August 2022.
Depreciation and amortization increased $9.1 million primarily driven by an increase in the number of assets owned and on lease in the Aviation Leasing segment, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Acquisition and transaction expenses decreased $4.3 million primarily due to a decrease in professional fees related to the Transtar acquisition in 2021.
Other income (expense)
Total other income decreased $32.2 million during three months ended September 30, 2022 which primarily reflects (i) a loss on extinguishment of debt of $19.9 million related to the pay-down of the 2021 Bridge Loan issued in December 2021 and February 2022 and the partial redemption of the Senior Notes due 2025 and (ii) a decrease of $12.7 million in gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments from less opportunistic asset sales. See above discussion regarding presentation of asset sales.
Total other income increased $47.7 million during nine months ended September 30, 2022 which primarily reflects (i) an increase of $62.4 million in gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments from opportunistic asset sales transactions, partially offset by (ii) an increase of $16.6 million in loss on extinguishment of debt primarily related to the 2022 pay-down of the 2021 Bridge Loan issued December 2021 and February 2022 and the partial redemption of the Senior Notes due 2025. See above discussion regarding presentation of asset sales.
Net income (loss) from continuing operations
Net loss from continuing operations decreased $4.4 million for the three months ended September 30, 2022 and increased $95.7 million for the nine months ended September 30, 2022 as compared to the same periods during the prior year primarily due to the changes noted above.
Net income (loss) from discontinued operations
Net loss from discontinued operations decreased $16.1 million for the three months ended September 30, 2022 compared to the prior year due to:
•Increased terminal services revenues at Jefferson due to additional storage and increased volume year over year;
•An increase from a full quarter of income from Transtar, which was acquired in July 28, 2021; and
•Offset by an increase in our equity pick-up in net losses of the Long Ridge investment.

Net loss from discontinued operations increased $32.3 million for the nine months ended September 30, 2022 as compared to the prior year due to:
•An increase in acquisition and transaction expenses due to spin-related costs incurred during 2022 for the spin-off of Infrastructure on August 1, 2022;
•An increase in interest expense related to the Series 2021A Bonds issued during Q3 2021;
•An increase in our equity pick-up in net losses of the Long Ridge investment; and
•Offset by a full quarter of income from Transtar, which was acquired in July 28, 2021.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $16.6 million and $83.1 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.
Aviation Leasing Segment

As of September 30, 2022, in our Aviation Leasing segment, we own and manage 325 aviation assets, consisting of 96 commercial aircraft and 229 engines, including four aircraft and two engines that were still located in Ukraine and eight aircraft and seventeen engines that were still located in Russia.
As of September 30, 2022, 73 of our commercial aircraft and 124 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 72% utilized during the three months ended September 30, 2022, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 39 months, and our engines currently on-lease have an average remaining lease term of 13 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Leasing Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2022	13	95	108
Purchases	1	22	23
Sales	(3)	(2)	(5)
Transfers	(2)	(28)	(30)
Assets at September 30, 2022	9	87	96

Engines
Assets at January 1, 2022	68	139	207
Purchases	2	43	45
Sales	(26)	(24)	(50)
Transfers	5	22	27
Assets at September 30, 2022	49	180	229

The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$40,273	$40,392	$(119)	$111,316	$120,389	$(9,073)
Maintenance revenue	35,507	40,252	(4,745)	112,171	87,763	24,408
Finance lease income	119	439	(320)	332	1,285	(953)
Asset sales revenue	85,488	—	85,488	85,488	—	85,488
Other revenue	3,461	5,125	(1,664)	8,687	5,761	2,926
Total revenues	164,848	86,208	78,640	317,994	215,198	102,796

Expenses
Operating expenses	10,533	7,282	3,251	72,135	14,177	57,958
Cost of sales	64,855	—	64,855	64,855	—	64,855
Acquisition and transaction expenses	247	234	13	624	804	(180)
Depreciation and amortization	32,728	34,181	(1,453)	109,147	100,381	8,766
Asset impairment	4,495	859	3,636	128,171	3,048	125,123
Total expenses	112,858	42,556	70,302	374,932	118,410	256,522

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(45)	—	(45)	753	—	753
Gain on sale of assets, net	—	10,961	(10,961)	61,371	15,751	45,620
Other income (expense)	42	(1,341)	1,383	245	(717)	962
Total other (expense) income	(3)	9,620	(9,623)	62,369	15,034	47,335
Income before income taxes	51,987	53,272	(1,285)	5,431	111,822	(106,391)
Provision for income taxes	926	595	331	2,116	909	1,207
Net income	51,061	52,677	(1,616)	3,315	110,913	(107,598)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders from continuing operations	$51,061	$52,677	$(1,616)	$3,315	$110,913	$(107,598)

The following table sets forth a reconciliation of net income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net income attributable to shareholders from continuing operations	$51,061	$52,677	$(1,616)	$3,315	$110,913	$(107,598)
Add: Provision for income taxes	926	595	331	2,116	909	1,207
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	247	234	13	624	804	(180)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	4,495	859	3,636	128,171	3,048	125,123
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	39,204	40,625	(1,421)	139,440	121,730	17,710
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	16	—	16	875	—	875
Less: Equity in (earnings) losses of unconsolidated entities	45	—	45	(753)	—	(753)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$95,994	$94,990	$1,004	$273,788	$237,404	$36,384
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) depreciation expense of $32,728 and $34,181, (ii) lease intangible amortization of $3,291 and $1,266 and (iii) amortization for lease incentives of $3,185 and $5,178, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) depreciation expense of $109,147 and $100,381, (ii) lease intangible amortization of $10,259 and $3,216 and (iii) amortization for lease incentives of $20,034 and $18,133, respectively.
(2) Includes the following items for the three and nine months ended September 30, 2022: (i) net loss of $45 and net income of $753 and (ii) depreciation and amortization of $61 and $122, respectively.
Revenues
Comparison of the three months ended September 30, 2022 and 2021
Total revenue increased $78.6 million driven by an increase in asset sales revenue, partially offset by lower maintenance revenue and other revenue.
•Asset sales revenue increased $85.5 million primarily due to an increase in the sale of commercial aircraft and engines during 2022. See above discussion regarding presentation of asset sales.
•Maintenance revenue decreased $4.7 million primarily due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines, partially offset by an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.
•Other revenue decreased $1.7 million primarily due to lower end-of lease redelivery compensation.
Comparison of the nine months ended September 30, 2022 and 2021
Total revenue increased $102.8 million driven by an increase in asset sales revenue, maintenance revenue and other revenue, partially offset by a decrease in lease income.
•Asset sales revenue increased $85.5 million primarily due to an increase in the sale of commercial aircraft and engines during 2022. See above discussion regarding presentation of asset sales.
•Maintenance revenue increased $24.4 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines.
•Other revenue increased $2.9 million primarily due to an increase in end-of lease redelivery compensation.

•Lease income decreased $9.1 million primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines. Basic lease revenues from our owned aircraft and engines leased to Russian airlines would have been approximately $30.2 million for the nine months ended September 30, 2022. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease.
Expenses
Comparison of the three months ended September 30, 2022 and 2021
Total expenses increased $70.3 million primarily driven by an increase in the cost of sales, asset impairment and operating expenses, partially offset by a decrease in depreciation and amortization expense.
•Cost of sales increased $64.9 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related cost of sales as described above.
•Asset impairment increased $3.6 million for the adjustment of the carrying value of leasing equipment to fair value. See Note 4 to the consolidated financial statements for additional information.
•Operating expenses increased $3.3 million primarily as a result of an increase in insurance expense, shipping and storage fees, professional fees and other operating expenses, partially offset by a decrease in provision for credit losses.
•Depreciation and amortization expense decreased $1.5 million driven by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Comparison of the nine months ended September 30, 2022 and 2021
Total expenses increased $256.5 million primarily driven by an increase in asset impairment, cost of sales, operating expenses and depreciation and amortization expense.
•Asset impairment increased $125.1 million primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
•Cost of sales increased $64.9 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related costs of sales as described above.
•Operating expenses increased $58.0 million primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines, an increase in insurance expense, shipping and storage fees, professional fees, and repairs and maintenance expenses.
•Depreciation and amortization expense increased $8.8 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income (expense)
Total other income decreased $9.6 million during the three months ended September 30, 2022 primarily due to a decrease of $11.0 million in gain on sale of assets, net. See above discussion regarding presentation of asset sales.
Total other income increased $47.3 million during the nine months ended September 30, 2022 primarily due to (i) an increase of $45.6 million in gain on the sale of assets, net due to more opportunistic sales transactions and (ii) an increase of $0.8 million in our proportionate share of unconsolidated entities’ net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.0 million and $36.4 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

Aerospace Products Segment
The Aerospace Products segment develops, manufactures, repairs, and sells aircraft engines and aftermarket components primarily for the CFM56-7B and CFM56-5B commercial aircraft engines. Our engine and module sales are facilitated through The Module Factory, a dedicated commercial maintenance center designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines. Used serviceable material is sold through our exclusive partnership with AAR Corp, who is responsible for the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.

The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Aerospace products revenue	$53,401	$7,730	$45,671	$94,211	$13,284	$80,927

Expenses
Operating expenses	3,491	1,774	1,717	8,094	3,519	4,575
Cost of sales	31,093	5,367	25,726	55,284	8,577	46,707
Acquisition and transaction expenses	15	—	15	15	—	15
Depreciation and amortization	77	40	37	178	40	138
Total expenses	34,676	7,181	27,495	63,571	12,136	51,435

Other (expense) income
Equity in losses of unconsolidated entities	(313)	(369)	56	(878)	(1,050)	172
Gain on sale of assets, net	—	1,724	(1,724)	18,562	1,716	16,846
Total other (expense) income	(313)	1,355	(1,668)	17,684	666	17,018
Income before income taxes	18,412	1,904	16,508	48,324	1,814	46,510
Provision for (benefit from) income taxes	2,586	(110)	2,696	5,055	(11)	5,066
Net income	15,826	2,014	13,812	43,269	1,825	41,444
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders from continuing operations	$15,826	$2,014	$13,812	$43,269	$1,825	$41,444

The following table sets forth a reconciliation of net income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net income attributable to shareholders from continuing operations	$15,826	$2,014	$13,812	$43,269	$1,825	$41,444
Add: Provision for (benefit from) income taxes	2,586	(110)	2,696	5,055	(11)	5,066
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	15	—	15	15	—	15
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	77	40	37	178	40	138
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(257)	(312)	55	(710)	(906)	196
Less: Equity in losses of unconsolidated entities	313	369	(56)	878	1,050	(172)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$18,560	$2,001	$16,559	$48,685	$1,998	$46,687
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $313 and $369 and (ii) depreciation and amortization of $56 and $57, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of $878 and $1,050 and (ii) depreciation and amortization of $168 and $144, respectively.

Revenues
Comparison of the three and nine months ended September 30, 2022 and 2021
Total Aerospace Products revenue increased $45.7 million during the three months ended September 30, 2022 driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continue to ramp-up in 2022. See above discussion regarding presentation of asset sales.
Total Aerospace Products revenue increased $80.9 million during the nine months ended September 30, 2022 driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continue to ramp-up in 2022. See above discussion regarding presentation of asset sales.
Expenses
Comparison of the three months ended September 30, 2022 and 2021
Total expenses increased $27.5 million primarily due to an increase in costs of sales and operating expenses.

•Cost of sales increased $25.7 million primarily as a result of an increase in Aerospace product revenues and the gross presentation described above.
•Operating expenses increased $1.7 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Comparison of the nine months ended September 30, 2022 and 2021
Total expenses increased $51.4 million primarily due to an increase in costs of sales and operating expenses.
•Cost of sales increased $46.7 million primarily as a result of an increase in Aerospace product revenues and the gross presentation described above.
•Operating expenses increased $4.6 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Other income (expense)
Total other income decreased $1.7 million during three months ended September 30, 2022 which primarily reflects a decrease of $1.7 million in gain on sale of assets, net. See above discussion regarding presentation of asset sales.
Total other income increased $17.0 million during nine months ended September 30, 2022 which primarily reflects an increase of $16.8 million in gain on sale of assets, net due to an increase in sales relating to the CFM56-7B and CFM56-5B engines as operations continue to ramp-up in 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $16.6 million and $46.7 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$9,806	$2,386	$7,420	$17,515	$5,518	$11,997
Other revenue	2,310	2,850	(540)	4,400	3,352	1,048
Total revenues	12,116	5,236	6,880	21,915	8,870	13,045

Expenses
Operating expenses	13,369	6,283	7,086	27,968	16,495	11,473
General and administrative	3,354	3,679	(325)	11,821	9,618	2,203
Acquisition and transaction expenses	2,586	6,349	(3,763)	7,701	11,822	(4,121)
Management fees and incentive allocation to affiliate	4	16	(12)	4	704	(700)
Depreciation and amortization	2,048	2,016	32	6,136	5,953	183
Interest expense	40,171	50,096	(9,925)	132,197	115,598	16,599
Total expenses	61,532	68,439	(6,907)	185,827	160,190	25,637

Other expense
Loss on extinguishment of debt	(19,861)	—	(19,861)	(19,861)	(3,254)	(16,607)
Other expense	(1,080)	—	(1,080)	(37)	—	(37)
Total other expense	(20,941)	—	(20,941)	(19,898)	(3,254)	(16,644)
Loss before income taxes	(70,357)	(63,203)	(7,154)	(183,810)	(154,574)	(29,236)
Provision for (benefit from) income taxes	677	—	677	186	(74)	260
Net loss	(71,034)	(63,203)	(7,831)	(183,996)	(154,500)	(29,496)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries:	—	—	—	—	—	—
Less: Dividends on preferred shares	6,791	6,791	—	20,373	17,967	2,406
Net loss attributable to shareholders from continuing operations	$(77,825)	$(69,994)	$(7,831)	$(204,369)	$(172,467)	$(31,902)

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to shareholders from continuing operations	$(77,825)	$(69,994)	$(7,831)	$(204,369)	$(172,467)	$(31,902)
Add: Provision for (benefit from) income taxes	677	—	677	186	(74)	260
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	2,586	6,349	(3,763)	7,701	11,822	(4,121)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	19,861	—	19,861	19,861	3,254	16,607
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,048	2,016	32	6,136	5,953	183
Add: Interest expense and dividends on preferred shares	46,962	56,887	(9,925)	152,570	133,565	19,005
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(5,691)	$(4,742)	$(949)	$(17,915)	$(17,947)	$32
Revenues
Total revenues increased $6.9 million during the three months ended September 30, 2022 due to an increase of $7.4 million in the Offshore Energy business as two of our vessels were on-hire longer in Q3 2022 compared to Q3 2021.
Total revenues increased $13.0 million during the nine months ended September 30, 2022 primarily due to an increase of $12.0 million in the Offshore Energy business as two of our vessels were on-hire longer in 2022 compared to 2021.
Expenses
Comparison of the three months ended September 30, 2022 and 2021
Total expenses decreased $6.9 million primarily due to lower interest expense and acquisition and transaction expenses, partially offset by higher operating expenses.
•Interest expense decreased $9.9 million, which reflects a decrease in the average outstanding debt of approximately $113.2 million due to decreases in (i) the Bridge Loans of $433 million, which were fully paid off in September 2021, (ii) the Senior Notes due 2025 of $132.8 million, which were partially redeemed in August 2022, partially offset by increases in (iii) the Senior Notes due 2028 of $334.7 million, (iv) the 2021 Bridge Loans issued in December 2021 and February 2022 of $113.3 million, and (v) the Revolving Credit Facility of $5.0 million.
•Acquisition and transaction expense decreased $3.8 million primarily due to a decrease in professional fees related to the Transtar acquisition in Q3 2021.
•Operating expenses increased $7.1 million which reflects increases of offshore crew expenses, project costs and other operating expenses as our vessels were on-hire longer in Q3 2022 compared to Q3 2021.
Comparison of the nine months ended September 30, 2022 and 2021
Total expenses increased $25.6 million primarily due to higher interest expense, operating expenses, general and administrative expenses partially offset by lower acquisition and transaction expenses.
•Interest expense increased $16.6 million, which reflects an increase in the average outstanding debt of approximately $577.8 million due to increases in (i) the Senior Notes due 2028 of $613.1 million, (ii) the 2021 Bridge Loans issued in December 2021 and February 2022 of $237.7 million and (iii) the Revolving Credit Facility of $73.4 million, partially offset by a decrease in (iv) the Bridge Loans of $144.4 million, (v) the Senior Notes due 2022 of $177.4 million, which was redeemed in full in May 2021, and (vi) the Senior Notes due 2025 of $44.6 million, which were partially redeemed in August 2022.
•Operating expenses increased $11.5 million, which reflects increases of of offshore crew expenses, project costs and other operating expenses as our vessels were on-hire longer in 2022 compared to 2021.

•General and administrative increased $2.2 million primarily due to an increase in reimbursable expenses to the Manager.
•Acquisition and transaction expense decreased $4.1 million primarily due a decrease in professional fees related to the Transtar acquisition in 2021.
Other expense
Total other expense increased $20.9 million during the three months ended September 30, 2022, which primarily reflects a loss on extinguishment of debt of $19.9 million related to the pay-down of the 2021 Bridge Loans and the partial redemption of the Senior Notes due 2025.
Total other expense increased $16.6 million during the nine months ended September 30, 2022, which primarily reflects $16.6 million increase in loss on extinguishment of debt primarily related to the pay-down of the 2021 Bridge Loans and the partial redemption of the Senior Notes due 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.9 million and $0.0 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
On April 28, 2022, the Board of Directors unanimously approved the spin-off of FTAI Infrastructure. The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s common shares as of July 21, 2022. The distribution was completed on August 1, 2022.
In connection with the spin-off, FTAI Infrastructure paid a dividend of $730.3 million to the Company. The Company used these proceeds to repay all outstanding borrowings under its 2021 bridge loans, $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. FTAI retained the aviation business and certain other assets, and FTAI’s remaining outstanding corporate indebtedness.
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our investments amid the COVID-19 pandemic and market volatility.
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our common and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $545.7 million and $1,112.1 million during the nine months ended September 30, 2022 and 2021, respectively.
•Dividends to shareholders were $119.0 million and $103.2 million during the nine months ended September 30, 2022 and 2021, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our aviation assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) proceeds from borrowings or the issuance of securities and (iii) proceeds from asset sales.
•Cash flows used in operating activities, plus the principal collections on finance leases and maintenance reserve collections were $18.5 million and $4.1 million during the nine months ended September 30, 2022 and 2021, respectively.
•During the nine months ended September 30, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million (ii) Revolving Credit Facility of $255.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of (i) $444.5 million relating to the Revolving Credit Facility, (ii) $340.0 million related to the 2021 Bridge Loans and (iii) $200.0 million related to the Senior Notes due 2025. During the nine months ended September 30, 2021, additional borrowings were obtained in connection with the (i) Senior Notes due 2028 of $1,002.5 million, (ii) Bridge Loans of $650.0 million and (ii) Revolving Credit Facility of $450.0 million (iv) Series 2021 Bonds of $425.0 million and (v) EB-5 Loan Agreement of $26.1 million. We made total principal repayments of $1,452.7 million relating to the Bridge Loans, Senior Notes due 2022 and Revolving Credit Facility.
•Proceeds from the sale of assets were $267.4 million and $78.5 million during the nine months ended September 30, 2022 and 2021, respectively.

•Proceeds from the issuance of common shares, net of underwriter’s discount were $291.8 million, and proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $101.2 million during the nine months ended September 30, 2021.
We are currently evaluating several potential transactions and related financings, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction or related financing.
Historical Cash Flow
Comparison of the nine months ended September 30, 2022 and 2021
The following table compares the historical cash flow for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flow Data:
Net cash used in operating activities	$(21,299)	$(20,708)
Net cash used in investing activities	(268,367)	(1,030,280)
Net cash (used in) provided by financing activities	(77,653)	1,349,020
Net cash used in operating activities increased $0.6 million, which primarily reflects (i) an increase in our net loss of $127.9 million, and certain adjustments to reconcile net loss to cash used in operating activities including (ii) an increase in gain on sale of assets of $88.9 million, and (iii) changes in working capital of $42.4 million, partially offset by (iv) increases in asset impairment of $125.1 million, provision for credit losses of $46.4 million, deferred income taxes of $17.2 million, equity in losses of unconsolidated entities of $36.9 million and loss on extinguishment of debt of $16.6 million.
Net cash used in investing activities decreased $761.9 million, primarily due to (i) an decrease in acquisitions of business, net of cash acquired, of $623.6 million, (ii) higher proceeds from the sale of leasing equipment of $183.6 million and (iii) a decrease in investment of unconsolidated entities of $47.2 million, partially offset by (iv) an increase in acquisition of leasing equipment of $61.1 million and (ii) an increase in acquisitions of property, plant and equipment of $29.3 million.
Net cash provided by financing activities decreased $1,426.7 million, primarily due to (i) a decrease in proceeds from debt of $2,049.6 million, partially offset by (ii) a decrease in repayments of debt of $468.2 million.
Cash Flows of Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented.
The absence of cash flows from discontinued operations is not expected to adversely affect our liquidity or our ability to fund capital expenditures or working capital needs. The discontinued operations historically generated negative operating and investing cash flows. We also have current availability for borrowing of up to $225.0 million.

Debt Obligations
Refer to Note 8 of the Consolidated Financial Statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2022, we had outstanding principal and interest payment obligations of $2.1 billion and $0.6 billion, respectively, of which, $0.0 million and $136.3 million, respectively, are due in the next twelve months. See Note 8 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of September 30, 2022, we had outstanding operating and finance lease obligations of $3.1 million, of which, $0.8 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our common shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $131.4 million and $27.2 million on our common shares and preferred shares, respectively.
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

Critical Accounting Estimates and Policies
There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
As of September 30, 2022, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would have no impact to interest expense over the next 12 months.
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
We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industries and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic have included, or may in the future include, among others:
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
•asset impairment charges and a decline in revenues;
•a lack of air travel demand or an inability of airlines to operate to or from certain regions could impact demand for air travel and the financial health of certain airlines, including increasing the financial stress of our lessees;
•any related off hire due to global supply chain disruptions resulting from quarantines, worker health, regulations or other impacts of the COVID-19 pandemic, which in turn could disrupt our operations and result in a reduction of revenue;
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the aviation and offshore equipment industries. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Excess supply in oil and gas markets can put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In the past, a significant decline in oil prices has led to lower offshore exploration and production budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. Several governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
Instability in geographies where we have assets or where we derive revenue could have a material adverse effect on our business, customers, operations and financial results.
Economic, civil, military and political uncertainty exists and may increase in regions where we operate and derive our revenue. Various countries in which we operate are experiencing and may continue to experience military action and civil and political unrest. We have assets in the emerging market economies of Eastern Europe, including some assets in Russia and Ukraine. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The impact to Russia and Ukraine, as well as actions taken by other countries, including new and stricter export controls and sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, could have a material adverse effect on our business and delay or prevent us from accessing certain of our assets. We are actively monitoring the security of our remaining assets in the region.
The aviation and offshore industries have experienced periods of oversupply during which lease rates and asset values have declined, particularly during the most recent economic downturn, and any future oversupply could materially adversely affect our results of operations and cash flows.
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
•governmental regulation;
•interest rates;
•the availability of credit;
•potential reduced cash flows and financial condition, including potential liquidity restraints;
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
These and other related factors are generally outside of our control and could lead to persistence of, or increase in, the oversupply of the types of assets that we acquire or decreased utilization of our assets, either of which could materially adversely affect our results of operations and cash flow. In addition, aviation lessees may redeliver our assets to locations where there is oversupply, which may lead to additional repositioning costs for us if we move them to areas with higher demand. Positioning expenses vary depending on geographic location, distance, rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Positioning expenses can be significant if a large portion of our assets are returned to locations with weak demand, which could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
The airline industry is heavily regulated, and if we fail to comply with applicable requirements, our results of operations could suffer.
The Federal Aviation Administration (“FAA”) and equivalent regulatory agencies have increasingly focused on the need to assure that airline industry products are designed with sufficient cybersecurity controls to protect against unauthorized access or other unwanted compromise. A failure to meet these evolving expectations could negatively impact sales into the industry and expose us to legal or contractual liability.
Governmental agencies throughout the world, including the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. If any material authorization or approval qualifying us to supply our products is revoked or suspended, then sale of the product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.
From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which often are more stringent than existing regulations. If such proposals are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition and results of operations.
Recent trends by China’s aviation authority to relax restrictions on airspace may be reversed, and anticipated new regulations loosening airspace restrictions may not materialize, which could impact sales prospects in China for our commercial aerospace businesses.
The retirement or prolonged grounding of commercial aircraft could reduce our revenues and the value of any related inventory.
We sell aircraft components and replacement parts. If aircraft or engines for which we offer aircraft components and replacement parts are retired or grounded for prolonged periods of time and there are fewer aircraft that require these components or parts, our revenues may decline as well as the value of any related inventory.
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
The business of acquiring aviation and offshore energy equipment assets is highly competitive. Market competition for opportunities includes traditional transportation and infrastructure companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds and other private investors, including Fortress-related entities. Some of these competitors may have access to greater amounts of capital and/or to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have certain advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Strong competition for investment opportunities could result in fewer such opportunities for us, as certain of these competitors have established and are establishing investment vehicles that target the same types of assets that we intend to purchase.
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
Technological and other improvements expose us to the risk that certain of our assets may become technologically or commercially obsolete. For example, as manufacturers introduce technological innovations and new types of aircraft, some of our assets could become less desirable to potential lessees. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by us. In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft less desirable and less valuable in the marketplace. In our offshore energy business, development and construction of new, sophisticated, high-specification assets could cause our assets to become less desirable to potential charterers, and insurance rates may also increase with the age of a vessel, making older vessels less desirable to potential charterers. Any of these risks may adversely affect our ability to lease, charter or sell our assets on favorable terms, if at all, which could materially adversely affect our operating results and growth prospects.
The inability to obtain certain components from suppliers could harm our business.
Our business is affected by the availability and price of the component parts that we use to manufacture our products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, pandemics, labor disputes, governmental actions and legislative or regulatory changes. As a result, our suppliers may fail to perform according to specifications when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance.
Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under customer contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to customer relationships. Further, increased costs of such components could reduce our profits if we were unable to pass along such price in-creases to our customers.
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

Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector including the fuel prices and fuel surcharges.
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
Some of our customers operate in highly regulated industries. A number of our contractual arrangements-for example, our leasing aircraft engines to third-party operators-require the operator (our customer) to obtain specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under such arrangements and for the export, import or re-export of the related assets. Failure by our customers or, in certain circumstances, by us, to obtain certain licenses and approvals could negatively affect our ability to conduct our business. In addition, the shipment of goods, services and technology across international borders subjects the operation of our assets to international trade laws and regulations. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. If any such regulations or sanctions affect the asset operators that are our customers, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.
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
While some of our contractual arrangements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce our counterparties’ obligations under such contractual arrangements is subject to applicable laws in the jurisdiction in which enforcement is sought. While some of our existing assets are used in specific jurisdictions, aviation and offshore assets by their nature generally move throughout multiple jurisdictions in the ordinary course of business. As a result, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the owned assets in various jurisdictions cannot be predicted. To the extent more of our business shifts to areas outside of the United States and Europe, such as Asia and the Middle East, it may become more difficult and expensive to enforce our rights and recover our assets.
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
We are actively evaluating potential acquisitions of assets and operating companies in other aviation and offshore energy sectors which could result in additional risks and uncertainties for our business and unexpected regulatory compliance costs.
While our existing portfolio consists of assets in the aviation and offshore sectors, we are actively evaluating potential acquisitions of assets and operating companies in other sectors of the aviation and offshore markets and we plan to be flexible as other attractive opportunities arise over time. To the extent we make acquisitions in other sectors, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. Many types of transportation assets, including certain airport and seaport assets, are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such assets are to be used outside of the United States. Failing to register the assets, or losing such registration, could result in substantial penalties, forced liquidation of the assets and/or the inability to operate and, if applicable, lease the assets. We may need to incur significant costs to comply with the laws and regulations applicable to any such new acquisition. The failure to comply with these laws and regulations could cause us to incur significant costs, fines or penalties or require the assets to be removed from service for a period of time resulting in reduced income from these assets. In addition, if our acquisitions in other sectors produce insufficient revenues, or produce investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed.
The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
The agreements governing our indebtedness, including, but not limited to, the indenture governing our Senior Notes and the amended and restated revolving credit facility entered into on December 2, 2021 (as amended by Amendment No. 1 dated as of April 28, 2022 and Amendment No. 2 dated as of September 20, 2022, the “Revolving Credit Facility”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact airports or aircraft, or our physical facilities or those of our customers. In addition, it is also possible that our assets could be involved in a terrorist attack or other hostilities. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations. Although our lease and charter agreements generally require the counterparties to indemnify us against all damages arising out of the use of our assets, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes our assets.
Our leases and charters require payments in U.S. dollars, but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees or charterers may be unable to meet their payment obligations to us in a timely manner.
Our current leases and charters typically require that payments be made in U.S. dollars. If the currency that our lessees or charterers typically use in operating their businesses devalues against the U.S. dollar, our lessees or charterers could encounter difficulties in making payments to us in U.S. dollars. Furthermore, many foreign countries have currency and exchange laws regulating international payments that may impede or prevent payments from being paid to us in U.S. dollars. Future leases or charters may provide for payments to be made in euros or other foreign currencies. Any change in the currency exchange rate that reduces the amount of U.S. dollars obtained by us upon conversion of future lease payments denominated in euros or other foreign currencies, may, if not appropriately hedged by us, have a material adverse effect on us and increase the volatility of our earnings.
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
We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and noise and emission levels and greenhouse gas emissions. Legislative and regulatory measures currently under consideration or being implemented by government authorities to address climate change could require reductions in our greenhouse gas or other emissions, establish a carbon tax or increase fuel or energy taxes. These legal requirements are expected to result in increased capital expenditures and compliance costs, and could result in higher costs and may require us to acquire emission credits or carbon offsets. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations. The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty.
Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s or charterer’s current or historical operations, any of which could have a material adverse effect on our results of operations and financial condition. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to greenhouse gas emissions and climate change. While there has historically been a lack of consistent climate change legislation, as climate change concerns continue to grow, further legislation and regulations are expected to continue in areas such as greenhouse gas emissions control, emission disclosure requirements and building codes or other infrastructure requirements that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or development requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could result in reduced profits and adversely affect our results of operations. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our cash flows and results of operations.
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
As of September 30, 2022, we had $0.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. As a result of LIBOR’s phase out, our revolving credit facility was amended to incorporate SOFR as the successor rate to LIBOR, and our December 2021 bridge loan bears interest based on SOFR. There are significant differences between how LIBOR and SOFR are calculated, which could result in increased borrowing costs. We cannot predict to what extent the withdrawal and replacement of LIBOR will impact us. However, the implementation of alternative underlying floating-rate indices and reference rates may have an adverse impact on our business, results of operations or financial condition.
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
Aviation and offshore projects are exposed to unplanned interruptions caused by breakdown or failure of equipment, aging infrastructure, employee error or contractor or subcontractor failure, problems that delay or increase the cost of returning facilities to service after outages, limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements, fuel supply or fuel transportation reductions or interruptions, labor disputes, difficulties with the implementation or operation of information systems, derailments, power outages, pipeline or electricity line ruptures, catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires, or other disasters. Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements. We have in the past experienced power outages at plants which disrupted their operations and negatively impacted our revenues. We cannot assure you that similar events may not occur in the future. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, either indirectly through our lessees or charterers or through our own insurance policies, no assurance can be given that the occurrence of any such event will not materially adversely affect us. In addition, if a lessee or charterer is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease or charter. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
Risks Related to Our Manager
We are dependent on our Manager and other key personnel at Fortress and may not find suitable replacements if our Manager terminates the Management Agreement or if other key personnel depart.
Our officers and other individuals who perform services for us are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies to conduct our business as a holding and operating company in the transportation section. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive payments distributed to the Master GP and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
Our Management Agreement, the Services and Profit Sharing Agreement and our operating agreement were negotiated among affiliated parties, and their terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates invest in aviation and offshore assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, some of our directors and officers are also directors or officers of FTAI Infrastructure. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We have previously purchased and may in the future purchase assets from these funds, and have previously co-invested and may in the future co-invest with these funds in aviation and offshore assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other operating companies similar to us or pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager has also engaged in additional transportation and infrastructure related management with FTAI Infrastructure in our recent spin-off of our infrastructure assets, and may be involved in other investment opportunities in the future, any of which may compete with us for investments or result in a change in our current investment strategy. In addition, our operating agreement provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of FTAI and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related person transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
The structure of our Manager’s and Master GP’s compensation arrangements may have unintended consequences for us. We have agreed to pay our Manager a management fee and Master GP is entitled to receive incentive payments from the Company or its subsidiaries that are each based on different measures of performance. Consequently, there may be conflicts in the incentives of our Manager to generate attractive risk-adjusted returns for us. In addition, because Master GP and our Manager are both affiliates of Fortress, the Income Incentive Payment paid to Master GP may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive payments. Investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential. This could result in increased risk to the value of our portfolio of assets and our common shares.
In connection with the spin-off, we entered into a new Management Agreement with our Manager, the terms of which are substantially similar to our previous management agreement.

The Management Agreement will remain in effect following the merger. In addition, prior to the merger, Master GP was entitled to certain incentive allocations (comprised of income incentive allocations and capital gains incentive allocations) pursuant to the partnership agreement for the Partnership which will be terminated in connection with the transaction. Following the closing of the merger, Master GP will be entitled to the same incentive allocations pursuant to the Services and Profit Sharing Agreement on substantially similar terms as the existing arrangements.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 common shares for issuance under the Incentive Plan. As of September 30, 2022, rights relating to 3,737,742 of our common shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of common shares equal to ten percent (10%) of either (i) the total number of common shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common shares, a number of our common shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than common shares during the remaining portion of the ten-year term of the Incentive Plan, divided by (B) the fair market value of a common share as of the date of such equity issuance.
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
Although we currently intend to pay regular quarterly dividends to holders of our common shares, we may change our dividend policy at any time. Furthermore, in light of the recent spin-off of FTAI Infrastructure, we expect that the amount of our quarterly dividends will be reduced to give effect to the spin-off. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our common shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, our existing indebtedness does, and our future indebtedness may, limit our ability to pay dividends on our common and preferred shares. Moreover, pursuant to the Services and Profit Sharing Agreement, the Master GP will be entitled to receive incentive payments before any amounts are distributed by us based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively. Furthermore, the terms of our Series A preferred shares generally prevent us from declaring or paying dividends on or repurchasing our common shares or other junior capital unless all accrued distributions on such preferred shares have been paid in full.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, between Fortress Transportation and Infrastructure Investors LLC, FTAI Finance Holdco Ltd. and FTAI Aviation Merger Sub LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 15, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022)
	3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed on April 30, 2015).
	3.2	Fourth Amended and Restated Limited Liability Company Agreement of Fortress Transportation and Infrastructure Investors LLC, dated as of March 25, 2021 (incorporated by reference to Exhibit 3.2 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
	3.3	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares, dated as of September 12, 2019 (included as part of Exhibit 3.2).
	3.4	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares, dated as of November 27, 2019 (included as part of Exhibit 3.2).
	3.5	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares, dated as of March 25, 2021 (included as part of Exhibit 3.2).
	3.6	Form of Certificate of Designations (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed July 1, 2022).
	4.1	Indenture, dated September 18, 2018, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.8).
	4.3	First Supplemental Indenture, dated May 21, 2019, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	Indenture, dated July 28, 2020, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC's Current Report on Form 8-K, filed July 28, 2020).
	4.6	Indenture, dated April 12, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-K, filed April 12, 2021).
	4.7	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.12).
	4.8	First Supplemental Indenture, dated as of September 24, 2021, between Fortress Transportation and Infrastructure Investors LLC and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.9	Form of certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed September 12, 2019).
	4.10	Form of certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed November 27, 2019).
	4.11	Form of certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 4.1 to Fortress Transportation and Infrastructure Investors LLC’s Form 8-A, filed March 25, 2021).
	4.12	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.18 to Fortress Transportation and Infrastructure Investors LLC’s Form 10-K, filed February 25, 2022).
	10.1	Fourth Amended and Restated Partnership Agreement of Fortress Worldwide Transportation and Infrastructure General Partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 21, 2015).
†	10.2	Management and Advisory Agreement, dated as of July 31, 2022, by and among Fortress Transportation and Infrastructure Investors LLC, FTAI Finance Holdco Ltd., the Subsidiaries that are party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022)
†	10.3	Form of Services and Profit Sharing Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022)
†	10.4	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022)
	10.5	Form of director and officer indemnification agreement of Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Company's Registration Statement on Form S-1, filed April 30, 2015).

	Exhibit No.	Description
†	10.6	Form of Award Agreement under the Fortress Transportation and Infrastructure Investors Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2018).
	10.7	Second Amended and Restated Credit Agreement, dated as of September 20, 2022, between Fortress Transportation and Infrastructure Investors LLC, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 20, 2022)
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.
**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FORTRESS TRANSPORTATION AND INFRASTRUCTURE INVESTORS LLC

By:	/s/ Joseph P. Adams, Jr.	Date:	October 31, 2022
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	October 31, 2022
Eun (Angela) Nam
Chief Financial Officer