Form 10-Q
period 2022-09-30
FTAI Aviation Ltd.
filed 2022-11-17
CIK 1590364

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-37386

FTAI AVIATION LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1420784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Ordinary shares, $0.01 par value per share	FTAI	The Nasdaq Global Select Market
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAIP	The Nasdaq Global Select Market
8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares	FTAIO	The Nasdaq Global Select Market
8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares	FTAIN	The Nasdaq Global Select Market

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

There were 99,664,223 ordinary shares outstanding as of November 14, 2022.

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

•	reductions in cash flows received from our assets, as well as contractual limitations on the use of our aviation assets to secure debt for borrowed money;

•	our ability to take advantage of acquisition opportunities at favorable prices;

•	a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;

•	the relative spreads between the yield on the assets we acquire and the cost of financing;

•	adverse changes in the financing markets we access affecting our ability to finance our acquisitions;

•	customer defaults on their obligations;

•	our ability to renew existing contracts and enter into new contracts with existing or potential customers;

•	the availability and cost of capital for future acquisitions;

•	concentration of a particular type of asset or in a particular sector;

•	competition within the aviation sector;

•	the competitive market for acquisition opportunities;

•	risks related to operating through joint ventures, partnerships, consortium arrangements or other collaborations with third parties;

•	our ability to successfully integrate acquired businesses;

•	obsolescence of our assets or our ability to sell, re-lease or re-charter our assets;

•	exposure to uninsurable losses and force majeure events;

•	the legislative/regulatory environment and exposure to increased economic regulation;

•	exposure to the oil and gas industry’s volatile oil and gas prices;

•	difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;

•	our ability to successfully utilize leverage in connection with our investments;

•	foreign currency risk and risk management activities;

•	effectiveness of our internal control over financial reporting;

•	exposure to environmental risks, including natural disasters, increasing environmental legislation and the broader impacts of climate change;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;

•	our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•	effects of the merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	volatility in the market price of our shares;

•	the inability to pay dividends to our shareholders in the future; and

•	other risks described in the “Risk Factors” section of this report.

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

FTAI AVIATION LTD.

Index
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
		(Unaudited) September 30,	December 31,
	Notes	2022	2021
Assets
Cash and cash equivalents	2	$15,597	$2,158
Accounts receivable, net	2	82,877	121,257
Leasing equipment, net	3	1,559,575	1,714,136
Finance leases, net	4	7,094	7,583
Investments	5	22,280	22,917
Intangible assets, net	6	29,416	30,962
Inventory, net	2	160,019	100,308
Other assets	2	141,294	97,531
Total assets		$2,018,152	$2,096,852

Liabilities
Accounts payable and accrued liabilities		$26,982	$32,058
Management fees payable to affiliate	11	46,095	43,477
Loans payable to affiliate	7	27,090	25,181
Maintenance deposits	2	51,430	106,164
Security deposits	2	25,905	38,639
Other liabilities		47,383	31,274
Total liabilities		$224,885	$276,793

Commitments and contingencies	14

Equity
Ordinary shares ($1.00 par value per share; 50,000 shares authorized; 105.2 and 100.0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)		—	—
Additional paid in capital		1,087,534	1,139,628
Retained earnings		705,733	680,431
Total equity		1,793,267	1,820,059
Total liabilities and equity		$2,018,152	$2,096,852

See accompanying notes to consolidated financial statements.

Index
FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2022	2021	2022	2021
Revenues	9	$218,249	$93,938	$412,205	$228,482

Expenses
Operating expenses	2	14,612	10,130	83,651	20,641
Cost of sales	2	95,948	5,367	120,139	8,577
General and administrative		3,354	2,862	9,125	7,166
Acquisition and transaction expenses		2,848	1,132	5,449	3,710
Management fees and incentive allocation to affiliate	11	539	2,116	4,692	7,027
Depreciation and amortization	3	32,877	34,825	106,567	102,194
Asset impairment	3	4,495	859	128,171	3,048
Interest expense		644	584	1,910	1,734
Total expenses		155,317	57,875	459,704	154,097

Other income (expense)
Equity in losses of unconsolidated entities	5	(358)	(369)	(125)	(1,050)
Gain on sale of assets, net		—	12,685	79,933	17,467
Other income (expense)		42	(1,341)	245	(717)
Total other income (expense)		(316)	10,975	80,053	15,700
Income before income taxes		62,616	47,038	32,554	90,085
Provision for income taxes	10	3,818	500	7,252	1,037
Net income attributable to shareholders		$58,798	$46,538	$25,302	$89,048

Earnings per share:	13
Basic		$558.92	$465.38	$244.46	$890.48
Diluted		$558.92	$465.38	$244.46	$890.48
Weighted average shares outstanding:
Basic		105.2	100.0	103.5	100.0
Diluted		105.2	100.0	103.5	100.0

See accompanying notes to consolidated financial statements.

Index
FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30,2022
	Additional Paid In Capital	Retained Earnings	Total Equity
Equity - December 31, 2021	$1,139,628	$680,431	$1,820,059
Net loss	—	(33,496)	(33,496)
Capital contributions	230,766	—	230,766
Capital distributions	(104,821)	—	(104,821)
Equity - June 30, 2022	$1,265,573	$646,935	$1,912,508
Net income	—	58,798	58,798
Capital contributions	11,365	—	11,365
Capital distributions	(189,404)	—	(189,404)
Equity - September 30, 2022	$1,087,534	$705,733	$1,793,267

	Three and Nine Months Ended September 30,2021
	Additional Paid In Capital	Retained Earnings	Total Equity
Equity - December 31, 2020	$897,089	$550,560	$1,447,649
Net income	—	42,510	42,510
Capital contributions	140,273	—	140,273
Capital distributions	(88,159)	—	(88,159)
Equity - June 30, 2021	$949,203	$593,070	$1,542,273
Net income	—	46,538	46,538
Capital contributions	109,191	—	109,191
Capital distributions	(56,803)	—	(56,803)
Equity - September 30, 2021	$1,001,591	$639,608	$1,641,199

See accompanying notes to consolidated financial statements.

Index
FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$25,302	$89,048
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of unconsolidated entities	125	1,050
Gain on sale of assets, net	(106,169)	(17,467)
Security deposits and maintenance claims included in earnings	(31,558)	(30,866)
Depreciation and amortization	106,567	102,194
Payment-in-kind interest	1,910	1,734
Asset impairment	128,171	3,048
Change in deferred income taxes	6,614	(23)
Amortization of lease intangibles and incentives	30,315	21,348
Provision for credit losses	47,128	821
Change in:
Accounts receivable, net	(25,933)	(38,575)
Inventory, net	(11,041)	(11,918)
Other assets	(1,211)	972
Accounts payable and accrued liabilities	(19,659)	(3,677)
Management fees payable to affiliate	2,618	15,692
Other liabilities	(1,875)	(1,553)
Net cash provided by operating activities	151,304	131,828

Cash flows from investing activities:
Distribution from unconsolidated entities	512	—
Principal collections on finance leases	2,165	1,707
Acquisition of leasing equipment	(360,642)	(298,912)
Acquisition of property, plant and equipment	(949)	(1,121)
Acquisition of lease intangibles	(6,542)	(7,403)
Purchase deposits for aircraft and engines	(28,621)	(13,790)
Proceeds from sale of leasing equipment	262,096	78,463
Proceeds from deposit of sale of aircraft and engines	7,801	600
Return of purchase deposits	—	1,010
Net cash used in investing activities	$(124,180)	$(239,446)

See accompanying notes to consolidated financial statements.

Index
FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Receipt of security deposits	2,636	1,390
Return of security deposits	(935)	(1,034)
Receipt of maintenance deposits	37,586	23,075
Release of maintenance deposits	(878)	(19,615)
Capital contributions from Parent	242,131	249,464
Capital distributions to Parent	(294,225)	(144,962)
Net cash (used in) provided by financing activities	(13,685)	108,318

Net increase in cash and cash equivalents	13,439	700
Cash and cash equivalents, beginning of period	2,158	1,388
Cash and cash equivalents, end of period	$15,597	$2,088

Supplemental disclosure of non-cash investing and financing activities:
Acquisition and transfers of leasing equipment	$124,932	$66,988
Assumed and settled security deposits	(12,161)	(1,909)
Assumed and settled maintenance deposits	(73,136)	(30,302)

See accompanying notes to consolidated financial statements.

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1.  BACKGROUND AND BASIS OF PRESENTATION

Background

FTAI Aviation Ltd. (“we”, “us”, “our” or the “Company and formerly FTAI Finance Holdco Ltd.”) is a Cayman Islands exempted company which, through its subsidiaries, owns and leases aviation equipment. The Company was incorporated on December 8, 2017 and as of September 30, 2022, was wholly owned by Fortress Transportation and Infrastructure Investors LLC (the “Parent”). On November 10, 2022, pursuant to the Agreement and Plan of Merger dated August 12, 2022, by and among the Company, the Parent, and FTAI Aviation Merger Sub LLC, the Parent became a wholly-owned subsidiary of the Company.

In connection with the consummation of the merger, the Company’s corporate name was changed to FTAI Aviation Ltd., and the Company replaced the Parent as the publicly traded company. We consist of an equipment leasing business that owns and leases aviation equipment and also develops, manufactures, repairs and sells aftermarket components for aircraft engines. We have two reportable segments, (i) Aviation Leasing and (ii) Aerospace Products (see Note 12).

During the third quarter of 2021, the Parent announced its plan to spin off its infrastructure business and separate into two distinct, publicly traded companies (the ‘‘Separation’’) comprising the infrastructure business and the equipment leasing business. As part of a restructuring for the Separation, the Company, the Parent and its subsidiaries completed a series of transactions which included the contribution of remaining interests in aviation legal entities to the Company. As a result, on March 31, 2022 the Company acquired a 100% interest in FTAI CHR JV Holdings LLC, a subsidiary that owns a 25% ownership interest in the Advanced Engine Repair JV, and a 100% interest in WWTAI Aviation LLC, a subsidiary that owns aviation assets. The Parent completed the spin-off of its infrastructure business into an independent publicly traded company on August 1, 2022.

Basis of Presentation

The accompanying consolidated financial statements were prepared on a standalone legal entity basis. These financial statements reflect the consolidated historical results of operations, financial position and cash flows of FTAI Aviation Ltd. in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The transfer of a business between entities under common control that result in a change in reporting entity require retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. The transfer of remaining aviation legal entities, as described above, represents a transfer of a business under a common control transaction which has been recorded at carrying value and accounted for retrospectively for all periods presented.

Historically, separate financial statements have not been prepared for the Company and it has not operated as a standalone business separate from the Parent. The accompanying consolidated financial statements have been prepared from Parent’s historical accounting records and are presented on a standalone basis as if the operations had been conducted independently from Parent. The historical results of operations, financial position, and cash flows of FTAI Aviation Ltd. represented in the consolidated financial statements may not be indicative of what they would have been had the Company actually been a separate standalone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.

The assets and liabilities in the consolidated financial statements have been reflected on a historical cost basis.

Corporate Function

The consolidated financial statements include all revenues and costs directly attributable to FTAI Aviation Ltd. and an allocation of certain expenses. The Parent is externally managed by Fortress Investment Group LLC (the ‘‘Manager’’), which performs the Parent’s corporate function (‘‘Corporate’’), and incurs a variety of expenses including, but not limited to, information technology, accounting, treasury, tax, legal, corporate finance and communications. For purposes of the Consolidated Statements of Operations, an allocation of these expenses is included to reflect our portion of such corporate overhead from the Parent. The charges reflected have either been specifically identified or allocated based on an estimate of time spent on the Company. These allocated costs are recorded in General and administrative, and Acquisition and transaction expenses in the Consolidated Statements of Operations. We believe the assumptions regarding allocations of the Parent’s corporate expenses are reasonable. Nevertheless, the allocations may not be indicative of the actual expense that would have been incurred had FTAI Aviation Ltd. operated as an independent, standalone public entity, nor are they indicative of FTAI Aviation Ltd.’s future expenses. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The Parent funded our operating and investing activities as needed. Cash transfers to and from the Parent are reflected in the Consolidated Statements of Cash Flows as ‘‘Capital contributions from Parent” and “Capital distributions to Parent”. Refer to Note 11 for additional discussion on corporate costs allocated from the Parent that are included in these consolidated financial statements.

Unaudited interim financial information

The accompanying interim consolidated balance sheet as of September 30, 2022, the consolidated statements of operations, changes in equity and cash flows for the nine months ended September  30, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of our management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of our financial position as of September 30, 2022, the results of operations, changes in equity and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include both our accounts and those of our subsidiaries.

Principles of Consolidation—We consolidate all entities in which we have a controlling financial interest and control over significant operating decisions. All intercompany transactions and balances have been eliminated.

We use the equity method of accounting for investments in entities in which we exercise significant influence, but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, including allocations from the Parent. Actual results could differ from those estimates.

Risks and Uncertainties—In the normal course of business, we encounter several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee or customer to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry in which we operate, which could adversely impact the pricing of the services offered by us or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of our leasing equipment or operating assets. Capital market risk is the risk that we are unable to obtain capital at reasonable rates to fund the growth of our business. We, through our subsidiaries, also conduct operations outside of the United States; such international operations are subject to the same risks as those associated with our United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. We do not have significant exposure to foreign currency risk as all of our leasing and customer arrangements are denominated in U.S. dollars.

Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.

Inventory, net—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations. Inventory, net is carried at the lower of cost or net realizable value on our Consolidated Balance Sheets.

Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Aviation tooling and equipment	3 - 6 years from date of purchase	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None

Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Property, plant and equipment is included in Other Assets in the Consolidated Balance Sheets.

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

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In accounting for leasing equipment, we make estimates about the expected useful lives, residual values and the fair value of acquired in-place leases and acquired maintenance liabilities. In making these estimates, we rely upon observable market data for the same or similar types of equipment and our own estimates with respect to a lessee’s anticipated utilization of the aircraft or engine. When we acquire leasing equipment subject to an in-place lease, determining the fair value of the in-place lease requires us to make assumptions regarding the current fair values of leases for identical or similar equipment, in order to determine if the in-place lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease.

Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; a significant change in market conditions; or the introduction of newer technology aircraft or engines. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected leases, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.

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

Intangibles and Amortization—Intangibles include the value of acquired favorable and unfavorable leases.

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

Index
FTAI AVIATION LTD.
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

Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. See Note 9 for additional information.

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

Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets and lease liabilities are included in Other assets and Other liabilities in our Consolidated Balance Sheets.

Index
FTAI AVIATION LTD.
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

Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, enter into collateral arrangements. During the three and nine months ended September 30, 2022, no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2021, one customer in the Aviation Leasing segment accounted for approximately 14% of total revenue in both periods.

As of September 30, 2022, there were two customers that represented 32% and 14% of total Accounts receivable, net. As of December 31, 2021, there were two customers that represented 52% and 19% of total Accounts receivable, net.

We maintain cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.

Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $54.7 million and $16.0 million as of September 30, 2022 and December 31, 2021, respectively. There was no provision for credit losses and $1.5 million of provision for credit losses for the three months ended September 30, 2022 and 2021, respectively. There were provisions for credit losses of $47.1 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Operating expenses in the Consolidated Statements of Operations.

Economic sanctions and export controls against Russia and Russia’s aviation industry have been imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and recognized approximately $47.1 million in provision for credit losses during the nine months ended September 30, 2022. Our allowance for doubtful accounts as of September 30, 2022 includes all accounts receivable exposure to Russian and Ukrainian customers.

Expense Recognition—Expenses are recognized on an accrual basis as incurred.

Acquisition and Transaction Expenses—Acquisition and transaction expenses is comprised of indirect costs related to asset acquisitions, dispositions and terminated deal costs, including salaries, advisory, legal, accounting, valuation and other professional or consulting fees.

Foreign Currency—Our functional and reporting currency is the U.S. dollar. Purchases and sales of assets and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

Income Taxes—The Company is an exempted entity domiciled in the Cayman Islands where income taxes are not imposed. The Company is considered a Passive Foreign Investment Company for U.S. income tax purposes and certain income taxes are imposed on our owners. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.

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

Index
FTAI AVIATION LTD.
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

Other Assets—Other assets is primarily comprised of lease incentives of $35.5 million and $46.2 million, purchase deposits of $28.6 million and $13.7 million, prepaid expenses of $0.7 million and $3.1 million, notes receivable of $56.0 million and $22.9 million, maintenance right assets of $12.4 million and $5.1 million, and operating lease right-of-use assets, net of $3.2 million and $2.3 million, as of September 30, 2022 and December 31, 2021, respectively. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and recognized approximately $7.5 million in amortization for the remaining lease incentives during the nine months ended September 30, 2022.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to aviation leasing equipment maintenance and aircraft engine modules, spare parts, used material inventory, accrued compensation and operating expenses.

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

3.  LEASING EQUIPMENT, NET

Leasing equipment, net is summarized as follows:
	September 30,	December 31,
	2022	2021
Leasing equipment	1,990,115	$2,122,428
Less: Accumulated depreciation	(430,540)	(408,292)
Leasing equipment, net	$1,559,575	$1,714,136

Economic sanctions and export controls against Russia and Russia’s aviation industry have been imposed due to its invasion of Ukraine during the nine months ended September 30, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. As of September 30, 2022, four aircraft and two engines were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft and engines that have not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we do not expect to recover from Ukraine and Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transaction impairment charges of $8.2 million, net of redelivery compensation during the nine months ended September 30, 2022.

The following table presents information related to acquisitions and dispositions of aviation leasing equipment during the nine months ended September 30, 2022:

Acquisitions:
Aircraft	23
Engines	45
Dispositions:
Aircraft	5
Engines	50

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense for leasing equipment	$32,728	$34,718	$106,180	$101,992

4.  FINANCE LEASES, NET

Finance leases, net are summarized as follows:

	September 30,	December 31,
	2022	2021
Finance leases	$7,697	$8,358
Unearned revenue	(603)	(775)
Finance leases, net	$7,094	$7,583

During the three months ended September 30, 2022, we entered into a 36-month sales-type lease arrangement for two airframes.

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

Index
FTAI AVIATION LTD.
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

6.  INTANGIBLE ASSETS AND LIABILITIES, NET

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

Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Lease intangibles	Revenues	$3,291	$1,266	$10,259	$3,216

As of September 30, 2022,  estimated net annual amortization of intangible assets and liabilities is as follows:

Remainder of 2022	3,323
2023	8,398
2024	4,848
2025	1,962
2026	519
Thereafter	(532)
Total	$18,518

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7.  LOANS PAYABLE TO AFFILIATE

FTAI CHR JV Promissory Note—On December 28, 2016, the Company entered into a Loan Agreement (the “Loan”) with Fortress Worldwide Transportation and Infrastructure General Partnership, an affiliate, pursuant to which it borrowed an initial aggregate amount of $9.0 million in connection with its investment in the Advanced Engine Repair JV. In 2019, the Company made additional borrowings of $8.1 million. Borrowings under the Loan are unsecured and bear payment-in-kind accrued interest at a rate of 10% per year. The outstanding loan amount, including payment-in-kind accrued interest, was $27.1 million and $25.2 million as of September 30, 2022 and December 31, 2021, respectively. Interest expense on the Loan was $0.6 million, $0.6 million, $1.9 million, and $1.7 million for the three and nine months ended September 30, 2022 and 2021, respectively. The maturity date of the loan, including payment-in-kind accrued interest, is December 26, 2026.

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

The fair value of the loan payable to affiliate cannot be objectively determined due to the nature of the affiliate transaction.

Except as discussed below, our financial instruments other than cash and cash equivalents consist principally of accounts receivable, note receivable, accounts payable and accrued liabilities, security deposits and maintenance deposits, whose fair value approximates their carrying value due to their short maturity profiles.

We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the leasing and eventual sale of assets.

Index
FTAI AVIATION LTD.
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

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Total
Revenues
Lease income	$40,273	$—	$40,273
Maintenance revenue	35,507	—	35,507
Finance lease income	119	—	119
Asset sales revenue	85,488	—	85,488
Aerospace products revenue	—	53,401	53,401
Other revenue	3,461	—	3,461
Total revenues	$164,848	$53,401	$218,249

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Total
Revenues
Lease income	$40,392	$—	$40,392
Maintenance revenue	40,252	—	40,252
Finance lease income	439	—	439
Aerospace products revenue	—	7,730	7,730
Other revenue	5,125	—	5,125
Total revenues	$86,208	$7,730	$93,938

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Total
Revenues
Lease income	$111,316	$—	$111,316
Maintenance revenue	112,171	—	112,171
Finance lease income	332	—	332
Asset sales revenue	85,488	—	85,488
Aerospace products revenue	—	94,211	94,211
Other revenue	8,687	—	8,687
Total revenues	$317,994	$94,211	$412,205

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Total
Revenues
Lease income	$120,389	$—	$120,389
Maintenance revenue	87,763	—	87,763
Finance lease income	1,285	—	1,285
Aerospace products revenue	—	13,284	13,284
Other revenue	5,761	—	5,761
Total revenues	$215,198	$13,284	$228,482

Presented below are the contracted minimum future annual revenues to be received under existing operating and finance leases:

September 30, 2022
Remainder of 2022	$32,414
2023	104,995
2024	70,428
2025	43,890
2026	24,835
Thereafter	65,820
Total	$342,382

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10.  INCOME TAXES

The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
Cayman Islands	$—	$—	$—	$—
United States:
Federal	247	336	581	793
State and local	(437)	54	69	218
Non-U.S.	3	32	(12)	49
Total current (benefit) provision	(187)	422	638	1,060
Deferred:
Cayman Islands	$—	$—	$—	$—
United States:
Federal	3,029	45	4,560	45
State and local	346	14	608	14
Non-U.S.	630	19	1,446	(82)
Total deferred provision (benefit)	4,005	78	6,614	(23)
Total	$3,818	$500	$7,252	$1,037

The Company is an exempted entity domiciled in the Cayman Islands where income taxes are not imposed. The Company is considered a Passive Foreign Investment Company for U.S. income tax purposes and certain income taxes are imposed on our owners. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.

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

11.  MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS

In connection with the Parent’s spin-off of its infrastructure business on August 1, 2022, the Parent assigned the then-existing management and advisory agreement, dated as of May 20, 2015, with its Manager to FTAI Infrastructure Inc. (the entity which holds the infrastructure business of the Parent). On July 31, 2022, the Parent entered into a new management and advisory agreement (the “Management Agreement”), by and among the Parent, and each of the subsidiaries that are party thereto and the Manager, with substantially similar terms and conditions as the existing management and advisory agreement between the Parent and the Manager. The Company, as part of the Parent, is externally managed by the Manager.

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

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Manager is entitled to a management fee, incentive allocations (comprised of Income Incentive Allocation and Capital Gains Incentive Allocation, defined below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.5% and is payable monthly in arrears in cash.

The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with U.S. GAAP excluding the Parent’s pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by the Parent’s independent directors. Pre-incentive allocation net income does not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to the Master GP during the relevant quarter.

The Master GP is entitled to an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of our net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months.

Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Parent’s pro rata share of cumulative realized gains from the date of the Parent’s IPO through the end of the applicable calendar year, net of the Parent’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP.

A portion of the management fee, income incentive allocation, and capital gains incentive allocation that are attributable to the operations of FTAI Aviation Ltd. is recorded in the Management fees and incentive allocation to affiliate on the Consolidated Statement of Operations. These amounts are allocated on the following basis:

Management fee—Management fee is allocated to FTAI Aviation Ltd. from the Parent by applying the calculation methodology described above to the equity of FTAI Aviation Ltd. included in these consolidated financial statements.

Income Incentive Allocation and Capital Gains Incentive Allocation—The Income Incentive Allocation and Capital Gains Incentive Allocation are allocated to FTAI Aviation Ltd., from the Parent, by applying the calculation methodology described above to FTAI Aviation Ltd.’s financial results in each respective period.

The following table summarizes the management fees and incentive allocations included in these consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$539	2,116	$4,692	7,027
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	—	—	—
Total	$539	$2,116	$4,692	$7,027

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Parent pays all of its operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The expenses required to be paid by the Parent include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of its assets, legal and auditing fees and expenses, the compensation and expenses of the Parent’s independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Parent (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Parent, costs and expenses incurred in contracting with third parties (including affiliates of the Manager), the costs of printing and mailing proxies and reports to the Parent’s shareholders, costs incurred by the Manager or its affiliates for travel on the Parent’s behalf, costs associated with any computer software or hardware that is used by the Parent, costs to obtain liability insurance to indemnify the Parent’s directors and officers and the compensation and expenses of the Parent’s transfer agent.

The Parent will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses. A portion of the Parent’s reimbursement to the Manager is allocated to FTAI Aviation Ltd. based on an estimate of time incurred by the Manager’s employees on activities related to our operations.

A portion of these reimbursable expenses that the Parent paid to the Manager and are attributable to FTAI Aviation Ltd. are included in the consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$1,466	$1,195	$4,160	$3,584
Acquisition and transaction expenses	1,025	273	1,677	820
Total	$2,491	$1,468	$5,837	$4,404

In addition to the above, the following corporate expenses, which were allocated from the Parent, are also included in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$1,888	$1,667	$4,965	$3,582

The following table summarizes amounts due to the Parent, which are included within Management fees payable to affiliate in the Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Management fees payable to affiliate	$46,095	$43,477

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
12.  SEGMENT INFORMATION

During the third quarter of 2022, as a result of the Parent’s spin-off of its infrastructure business effective on August 1, 2022 and its reevaluation of segments, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops, manufactures, repairs, and sells aircraft engines and aftermarket components for aircraft engines. The interim periods disclose the reportable segments under this basis with prior periods restated to reflect the change in accordance with the requirements of ASC 280.

Corporate and Other primarily consists of debt, allocated corporate general and administrative expenses, shared services costs, and management fees.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. The CODM evaluates performance for each reportable segment primarily based on Adjusted EBITDA. Historically, the CODM’s assessment of segment performance included asset information. During the third quarter of 2022, the CODM determined that segment asset information is not a key factor in measuring performance or allocating resources. Therefore, segment asset information is not included in the tables below as it is not provided to or reviewed by our CODM.

Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

We believe that net income attributable to shareholders, as defined by GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income attributable to shareholders as determined in accordance with GAAP.

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:

I. For the Three Months Ended September 30, 2022

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$164,848	$53,401	$—	$218,249

Expenses
Operating expenses	10,533	3,491	588	14,612
Cost of sales	64,855	31,093	—	95,948
General and administrative	—	—	3,354	3,354
Acquisition and transaction expenses	247	15	2,586	2,848
Management fees and incentive allocation to affiliate	—	—	539	539
Depreciation and amortization	32,728	77	72	32,877
Asset impairment	4,495	—	—	4,495
Interest expense	—	—	644	644
Total expenses	112,858	34,676	7,783	155,317

Other expense
Equity in losses of unconsolidated entities	(45)	(313)	—	(358)
Other income	42	—	—	42
Total other expense	(3)	(313)	—	(316)
Income (loss) before income taxes	51,987	18,412	(7,783)	62,616
Provision for income taxes	1,232	2,586	—	3,818
Net income (loss) attributable to shareholders	$50,755	$15,826	$(7,783)	$58,798

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$95,994	$18,560	$(4,481)	$110,073
Add: Equity in losses of unconsolidated entities				(358)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				241
Less: Interest expense				(644)
Less: Depreciation and amortization expense				(39,353)
Less: Asset impairment charges				(4,495)
Less: Acquisition and transaction expenses				(2,848)
Less: Provision for income taxes				(3,818)
Net income attributable to shareholders				$58,798

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$—	$—	$250
Asia	23,496	1,200		24,696
Europe	41,869	15,511	—	57,380
North America	90,183	36,690		126,873
South America	9,050	—	—	9,050
Total revenues	$164,848	$53,401	$—	$218,249

II. For the Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$317,994	$94,211	$—	$412,205

Expenses
Operating expenses	72,135	8,094	3,422	83,651
Cost of sales	64,855	55,284	—	120,139
General and administrative	—	—	9,125	9,125
Acquisition and transaction expenses	624	15	4,810	5,449
Management fees and incentive allocation to affiliate	—	—	4,692	4,692
Depreciation and amortization	106,180	178	209	106,567
Asset impairment	128,171	—	—	128,171
Interest expense	—	—	1,910	1,910
Total expenses	371,965	63,571	24,168	459,704

Other expense
Equity in earnings (losses) of unconsolidated entities	753	(878)	—	(125)
Gain on sale of assets, net	61,371	18,562	—	79,933
Other income	245	—	—	245
Total other income	62,369	17,684	—	80,053
Income (loss) before income taxes	8,398	48,324	(24,168)	32,554
Provision for income taxes	2,197	5,055	—	7,252
Net income (loss) attributable to shareholders	$6,201	$43,269	$(24,168)	$25,302

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$273,788	$48,685	$(17,239)	$305,234
Add: Equity in losses of unconsolidated entities				(125)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(165)
Less: Interest expense				(1,910)
Less: Depreciation and amortization expense				(136,860)
Less: Asset impairment charges				(128,171)
Less: Acquisition and transaction expenses				(5,449)
Less: Provision for income taxes				(7,252)
Net income attributable to shareholders				$25,302

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$850	$—	$1,100
Asia	60,111	2,601	—	62,712
Europe	94,751	26,410	—	121,161
North America	130,362	64,350	—	194,712
South America	32,520	—	—	32,520
Total revenues	$317,994	$94,211	$—	$412,205

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2021

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$86,208	$7,730	$—	$93,938

Expenses
Operating expenses	7,282	1,774	1,074	10,130
Cost of sales	—	5,367	—	5,367
General and administrative	—	—	2,862	2,862
Acquisition and transaction expenses	234	—	898	1,132
Management fees and incentive allocation to affiliate	—	—	2,116	2,116
Depreciation and amortization	34,718	40	67	34,825
Asset impairment	859	—	—	859
Interest expense	—	—	584	584
Total expenses	43,093	7,181	7,601	57,875

Other income (expense)
Equity in losses of unconsolidated entities	—	(369)	—	(369)
Gain on sale of assets, net	10,961	1,724	—	12,685
Other expense	(1,341)	—	—	(1,341)
Total other income	9,620	1,355	—	10,975
Income (loss) before income taxes	52,735	1,904	(7,601)	47,038
Provision for (benefit from) income taxes	610	(110)	—	500
Net income (loss)	$52,125	$2,014	$(7,601)	$46,538

The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$94,990	$2,001	$(6,052)	$90,939
Add: Equity in losses of unconsolidated entities				(369)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				312
Less: Interest expense				(584)
Less: Depreciation and amortization expense				(41,269)
Less: Asset impairment charges				(859)
Less: Acquisition and transaction expenses				(1,132)
Less: Provision for income taxes				(500)
Net income attributable to shareholders				$46,538

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Asia	$36,420	$—	$—	$36,420
Europe	35,709	—	—	35,709
North America	10,422	7,730	—	18,152
South America	3,657	—	—	3,657
Total revenues	$86,208	$7,730	$—	$93,938

IV. For the Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$215,198	$13,284	$—	$228,482

Expenses
Operating expenses	14,177	3,519	2,945	20,641
Cost of sales	—	8,577	—	8,577
General and administrative	—	—	7,166	7,166
Acquisition and transaction expenses	804	—	2,906	3,710
Management fees and incentive allocation to affiliate	—	—	7,027	7,027
Depreciation and amortization	101,992	40	162	102,194
Asset impairment	3,048	—	—	3,048
Interest expense	—	—	1,734	1,734
Total expenses	120,021	12,136	21,940	154,097

Other (expense) income
Equity in losses of unconsolidated entities	—	(1,050)	—	(1,050)
Gain on sale of assets, net	15,751	1,716	—	17,467
Other expense	(717)	—	—	(717)
Total other income	15,034	666	—	15,700
Income (loss) before income taxes	110,211	1,814	(21,940)	90,085
Provision (benefit from) for income taxes	1,048	(11)	—	1,037
Net income (loss) attributable to shareholders	$109,163	$1,825	$(21,940)	$89,048

Index
FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$237,404	$1,998	$(17,138)	$222,264
Add: Equity in losses of unconsolidated entities				(1,050)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				906
Less: Interest expense				(1,734)
Less: Depreciation and amortization expense				(123,543)
Less: Asset impairment charges				(3,048)
Less: Acquisition and transaction expenses				(3,710)
Less: Provision for income taxes				(1,037)
Net income attributable to shareholders				$89,048

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$235
Asia	93,925	—	—	93,925
Europe	88,296	812	—	89,108
North America	26,630	12,472	—	39,102
South America	6,112	—	—	6,112
Total revenues	$215,198	$13,284	$—	$228,482

V. Location of Long-Lived Assets

The following tables set forth summarized geographic location of leasing equipment, net:

September 30, 2022
Total
Leasing equipment, net
Africa	$17,776
Asia	222,830
Europe	602,833
North America	391,219
South America	324,917
Total leasing equipment, net	$1,559,575

December 31, 2021
Total
Leasing equipment, net
Asia	$365,331
Europe	839,555
North America	263,718
South America	245,532
Total leasing equipment, net	$1,714,136

Index
FTAI AVIATION LTD.
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

The calculation of basic and diluted EPS is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2022	2021	2022	2021
Net income attributable to shareholders	$58,798	$46,538	$25,302	$89,048
Weighted average shares outstanding:
Basic	105.2	100.0	103.5	100.0
Diluted	105.2	100.0	103.5	100.0
Basic and Diluted Net earnings per share	$558.92	$465.38	$244.46	$890.48

14.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2022 and December 31, 2021, the Company was not subject to any material litigation and the Company was not aware of any material litigation.

Rent expense, primarily for the corporate office facilities, was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022. Rent expense, primarily for the corporate office facilities, was $0.2 million and $0.8 million for the three and nine months ended September 30, 2021.

As of September 30, 2022, the Company is obligated under non-cancelable operating leases relating principally to the office facilities in Miami and New York City for future minimum lease payments as follows:

September 30, 2022
2022	$203
2023	831
2024	858
2025	864
2026	321
Thereafter	—
Total	$3,077

15.  SUBSEQUENT EVENTS

Merger Transaction

On November 10, 2022, pursuant to the Agreement and Plan of Merger dated August 12, 2022, by and among the Company, the Parent, and FTAI Aviation Merger Sub LLC, the Parent became a wholly-owned subsidiary of the Company.

Index
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand FTAI Aviation Ltd. (the “Company,” “we,” “our” or “us”). Our MD&A should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes, and with Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We own and acquire high quality aviation equipment that is essential for the transportation of goods and people globally. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth. We believe that there is a large number of acquisition opportunities in our market, and that the Manager’s expertise and business and financing relationships, together with our Parent’s access to capital, will allow us to take advantage of these opportunities. Our Parent is externally managed by the Manager, an affiliate of Fortress, which has a dedicated team of experienced professionals focused on the acquisition of aviation assets since 2002. As of September 30, 2022 we had total consolidated assets of $2.0 billion and total equity of $1.8 billion.

Our strategy permits us to acquire a broad array of aviation related assets where we believe there are meaningful opportunities to deploy capital to achieve attractive risk adjusted returns. Commercial air travel and air freight activity have historically been long-term growth sectors and are tied to the underlying demand for passenger and freight movement. We continue to see long-term demand for aviation related assets.

Impact of Russia invasion of Ukraine

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

Index
Operating Segments

During the third quarter of 2022, as a result of the Parent’s spin-off of the infrastructure business on August 1, 2022, and its reevaluation of segments, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops, manufactures, repairs, and sells aircraft engines and aftermarket components for aircraft engines. The interim periods disclose the reportable segments under this basis with prior periods restated to reflect the change in accordance with the requirements of ASC 280.

Corporate and Other primarily consists of debt, allocated corporate general and administrative expenses, shared services costs, and management fees.

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

Index
Comparison of the three and nine months ended September 30, 2022 and 2021

The following table presents our consolidated results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues
Lease income	$40,273	$40,392	$(119)	$111,316	$120,389	$(9,073)
Maintenance revenue	35,507	40,252	(4,745)	112,171	87,763	24,408
Finance lease income	119	439	(320)	332	1,285	(953)
Aerospace products revenue	53,401	7,730	45,671	94,211	13,284	80,927
Asset sales revenue	85,488	—	85,488	85,488	—	85,488
Other revenue	3,461	5,125	(1,664)	8,687	5,761	2,926
Total revenues	218,249	93,938	124,311	412,205	228,482	183,723

Expenses
Operating expenses	14,612	10,130	4,482	83,651	20,641	63,010
Cost of sales	95,948	5,367	90,581	120,139	8,577	111,562
General and administrative	3,354	2,862	492	9,125	7,166	1,959
Acquisition and transaction expenses	2,848	1,132	1,716	5,449	3,710	1,739
Management fees and incentive allocation to affiliate	539	2,116	(1,577)	4,692	7,027	(2,335)
Depreciation and amortization	32,877	34,825	(1,948)	106,567	102,194	4,373
Asset impairment	4,495	859	3,636	128,171	3,048	125,123
Interest expense	644	584	60	1,910	1,734	176
Total expenses	155,317	57,875	97,442	459,704	154,097	305,607

Other (expense) income
Equity in losses of unconsolidated entities	(358)	(369)	11	(125)	(1,050)	925
Gain on sale of assets, net	—	12,685	(12,685)	79,933	17,467	62,466
Other income (expense)	42	(1,341)	1,383	245	(717)	962
Total other (expense) income	(316)	10,975	(11,291)	80,053	15,700	64,353
Income before income taxes	62,616	47,038	15,578	32,554	90,085	(57,531)
Provision for income taxes	3,818	500	3,318	7,252	1,037	6,215
Net income attributable to shareholders	58,798	46,538	12,260	25,302	89,048	(63,746)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net income attributable to shareholders	$58,798	$46,538	$12,260	$25,302	$89,048	$(63,746)
Add: Provision for income taxes	3,818	500	3,318	7,252	1,037	6,215
Add: Acquisition and transaction expenses	2,848	1,132	1,716	5,449	3,710	1,739
Add: Asset impairment charges	4,495	859	3,636	128,171	3,048	125,123
Add: Depreciation and amortization expense (1)	39,353	41,269	(1,916)	136,860	123,543	13,317
Add: Interest expense	644	584	60	1,910	1,734	176
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(241)	(312)	71	165	(906)	1,071
Less: Equity in losses of unconsolidated entities	358	369	(11)	125	1,050	(925)
Adjusted EBITDA (non-GAAP)	$110,073	$90,939	$19,134	$305,234	$222,264	$82,970

(1)
Includes the following items for the three months ended September 30, 2022 and 2021: (i) depreciation and amortization expense of $32,877 and $34,825, (ii) lease intangible amortization of $3,291 and $1,266 and (iii) amortization for lease incentives of $3,185 and $5,178, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) depreciation and amortization expense of $106,567 and $102,194, (ii) lease intangible amortization of $10,259 and $3,216 and (iii) amortization for lease incentives of $20,034 and $18,133, respectively.

(2)
Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $358 and $369 and (ii) depreciation and amortization expense of $117 and $57, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of $125 and $1,050 and (ii) depreciation and amortization expense of $290 and $144, respectively.

Index
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

Comparison of the three months ended September 30, 2022 and 2021

Total revenues increased $124.3 million driven by an increase in (i) asset sales revenue and (ii) Aerospace Products revenue partially offset by decreases in (iii) lease income, (iv) maintenance revenue and (v) other revenue.

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

Other revenue decreased $1.7 million in the Aviation Leasing segment due to lower end-of lease redelivery compensation.

Comparison of the nine months ended September 30, 2022 and 2021

Total revenues increased $183.7 million driven by an increase in (i) asset sales revenue, (ii) Aerospace Products revenue, (iii) maintenance revenue and (iv) other revenue, partially offset by a decreases in (v) lease income.

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

Other revenue increased $2.9 million in the Aviation Leasing segment due to an increase in end-of lease redelivery compensation.
Lease income decreased $9.1 million, which primarily reflects a decrease of $9.1 million in the Aviation Leasing segment primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines. Basic lease revenues from our owned aircraft and engines leased to Russian airlines would have been approximately $30.2 million for the nine months ended September 30, 2022. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease.

Index
Expenses

Comparison of the three months ended September 30, 2022 and 2021

Total expenses increased $97.4 million, primarily due to higher (i) cost of sales, (ii) operating expenses (iii) asset impairment and (iv) acquisition and transaction expenses, partially offset by lower (v) depreciation and amortization and (vi) management fees and incentive allocation to affiliate.

Cost of Sales increased $90.6 million primarily as a result of increased asset sales and the gross presentation of asset sales revenue and Aerospace Product revenues as described above.

Operating expenses increased $4.5 million which primarily reflects:

•
an increase of $3.3 million in the Aviation Leasing Segment primarily as a result of an increase in insurance expense, shipping and storage fees, professional fees and other operating expenses, partially offset by a decrease in provision for credit losses.

•
an increase of $1.7 million in the Aerospace Products Segment primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.

Asset impairment increased $3.6 million for the adjustment of the carrying value of leasing equipment to fair value in our Aviation Leasing segment. See Note 3 to the consolidated financial statements for additional information.

Acquisition and transaction expenses increased $1.7 million primarily driven by higher compensation and related costs associated with acquisitions and the merger with FTAI.

Depreciation and amortization decreased $1.9 million primarily due to an increase in the number of aircraft redelivered and parted out into our engine leasing pool.

Management fees and incentive allocation to affiliate decreased $1.6 million driven by lower management fees allocated to the Company.

Comparison of the nine months ended September 30, 2022 and 2021

Total expenses increased $305.6 million, primarily due to higher (i) asset impairment charges, (ii) cost of sales, (iii) operating expenses, (iv) depreciation and amortization, partially offset by lower (v) management fees and incentive allocation to affiliate.

Asset impairment increased $125.1 million primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 3 to the consolidated financial statements for additional information.

Cost of sales increased $111.6 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenue and Aerospace Product revenues as described above.

Operating expenses increased $63.0 million which primarily reflects:

•
an increase of $58.0 million in the Aviation Leasing segment primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines, an increase in insurance expense, shipping and storage fees, professional fees and repairs and maintenance expenses.

•
an increase of $4.6 million in the Aerospace Products segment primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.

Depreciation and amortization increased $4.4 million primarily driven by an increase in the number of assets owned and on lease in the Aviation Leasing segment, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.

Management fees and incentive allocation to affiliate decreased $2.3 million driven by lower management fees allocated to the Company.

Other income (expense)

Total other income decreased $11.3 million during three months ended September 30, 2022 which primarily reflects a decrease of $12.7 million in gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments from less opportunistic asset sales. See above discussion regarding presentation of asset sales.

Total other income increased $64.4 million during nine months ended September 30, 2022 which primarily reflects an increase of  $62.5 million in gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments from opportunistic asset sales transactions. See above discussion regarding presentation of asset sales.

Index
Net income attributable to shareholders

Net income increased $12.3 million for the  three months ended September 30, 2022 and decreased $63.7 million for the nine months ended September 30, 2022 as compared to the same periods during the prior year primarily due to the changes noted above.

Adjusted EBITDA (Non-GAAP)

Adjusted EBITDA increased $19.1 million and $83.0 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

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

Aviation Leasing Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2022	13	95	108
Purchases	1	22	23
Sales	(3)	(2)	(5)
Transfers	(2)	(28)	(30)
Assets at September 30, 2022	9	87	96

Engines
Assets at January 1, 2022	68	139	207
Purchases	2	43	45
Sales	(26)	(24)	(50)
Transfers	5	22	27
Assets at September 30, 2022	49	180	229

Index
The following table presents our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues
Lease income	$40,273	$40,392	$(119)	$111,316	$120,389	$(9,073)
Maintenance revenue	35,507	40,252	(4,745)	112,171	87,763	24,408
Finance lease income	119	439	(320)	332	1,285	(953)
Asset sales revenue	85,488	—	85,488	85,488	—	85,488
Other revenue	3,461	5,125	(1,664)	8,687	5,761	2,926
Total revenues	164,848	86,208	78,640	317,994	215,198	102,796

Expenses
Operating expenses	10,533	7,282	3,251	72,135	14,177	57,958
Cost of sales	64,855	—	64,855	64,855	—	64,855
Acquisition and transaction expenses	247	234	13	624	804	(180)
Depreciation and amortization	32,728	34,718	(1,990)	106,180	101,992	4,188
Asset impairment	4,495	859	3,636	128,171	3,048	125,123
Total expenses	112,858	43,093	69,765	371,965	120,021	251,944

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(45)	—	(45)	753	—	753
Gain on sale of assets, net	—	10,961	(10,961)	61,371	15,751	45,620
Other income (expense)	42	(1,341)	1,383	245	(717)	962
Total other (expense) income	(3)	9,620	(9,623)	62,369	15,034	47,335
Income before income taxes	51,987	52,735	(748)	8,398	110,211	(101,813)
Provision for income taxes	1,232	610	622	2,197	1,048	1,149
Net income attributable to shareholders	50,755	52,125	(1,370)	6,201	109,163	(102,962)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net income attributable to shareholders	$50,755	$52,125	$(1,370)	$6,201	$109,163	$(102,962)
Add: Provision for income taxes	1,232	610	622	2,197	1,048	1,149
Add: Acquisition and transaction expenses	247	234	13	624	804	(180)
Add: Asset impairment charges	4,495	859	3,636	128,171	3,048	125,123
Add: Depreciation and amortization expense (1)	39,204	41,162	(1,958)	136,473	123,341	13,132
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	16	—	16	875	—	875
Less: Equity in (earnings) losses of unconsolidated entities	45	—	45	(753)	—	(753)
Adjusted EBITDA (non-GAAP)	$95,994	$94,990	$1,004	$273,788	$237,404	$36,384

(1)
Includes the following items for the three months ended September 30, 2022 and 2021: (i) depreciation expense of $32,728 and $34,718, (ii) lease intangible amortization of $3,291 and $1,266 and (iii) amortization for lease incentives of $3,185 and $5,178, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) depreciation expense of $106,180 and $101,992, (ii) lease intangible amortization of $10,259 and $3,216 and (iii) amortization for lease incentives of $20,034 and $18,133, respectively.

(2)	Includes the following items for the three and nine months ended September 30, 2022: (i) net loss of $45 and net income of $753 and (ii) depreciation and amortization of $61 and $122, respectively.

Revenues

Comparison of the three months ended September 30, 2022 and 2021

Total revenue increased $78.6 million driven by an increase in asset sales revenue, partially offset by lower maintenance revenue and other revenue.

•	Asset sales revenue increased $85.5 million primarily due to an increase in the sale of commercial aircraft and engines during 2022. See above discussion regarding presentation of asset sales.

•
Maintenance revenue decreased $4.7 million primarily due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines, partially offset by an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.

Index
•	Other revenue decreased $1.7 million primarily due to lower end-of lease redelivery compensation.

Comparison of the nine months ended September 30, 2022 and 2021

Total revenue increased $102.8 million driven by an increase in asset sales revenue, maintenance revenue and other revenue, partially offset by a decrease in lease income.

•	Asset sales revenue increased $85.5 million primarily due to an increase in the sale of commercial aircraft and engines during 2022. See above discussion regarding presentation of asset sales.

•
Maintenance revenue increased $24.4 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines.

•	Other revenue increased $2.9 million primarily due to an increase in end-of lease redelivery compensation.

•
Lease income decreased $9.1 million primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines. Basic lease revenues from our owned aircraft and engines leased to Russian airlines would have been approximately $30.2 million for the nine months ended September 30, 2022. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease.

Expenses

Comparison of the three months ended September 30, 2022 and 2021

Total expenses increased $69.8 million primarily driven by an increase in the cost of sales, asset impairment and operating expenses, partially offset by a decrease in depreciation and amortization expense.

•	Cost of sales increased $64.9 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related cost of sales as described above.

•	Asset impairment increased $3.6 million for the adjustment of the carrying value of leasing equipment to fair value. See Note 3 to the consolidated financial statements for additional information.

•
Operating expenses increased $3.3 million primarily as a result of an increase in insurance expense, shipping and storage fees, professional fees and other operating expenses, partially offset by a decrease in provision for credit losses.

•	Depreciation and amortization expense decreased $2.0 million driven by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.

Comparison of the nine months ended September 30, 2022 and 2021

Total expenses increased $251.9 million primarily driven by an increase in asset impairment, cost of sales, operating expenses and depreciation and amortization expense.

•
Asset impairment increased $125.1 million primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 3 to the consolidated financial statements for additional information.

•	Cost of sales increased $64.9 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related costs of sales as described above.

•
Operating expenses increased $58.0 million primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines, an increase in insurance expense, shipping and storage fees, professional fees, and repairs and maintenance expenses.

•
Depreciation and amortization expense increased $4.2 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.

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

Index
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

The following table presents our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Aerospace products revenue	$53,401	$7,730	$45,671	$94,211	$13,284	$80,927

Expenses
Operating expenses	3,491	1,774	1,717	8,094	3,519	4,575
Cost of sales	31,093	5,367	25,726	55,284	8,577	46,707
Acquisition and transaction expenses	15	—	15	15	—	15
Depreciation and amortization	77	40	37	178	40	138
Total expenses	34,676	7,181	27,495	63,571	12,136	51,435

Other (expense) income
Equity in losses of unconsolidated entities	(313)	(369)	56	(878)	(1,050)	172
Gain on sale of assets, net	—	1,724	(1,724)	18,562	1,716	16,846
Total other (expense) income	(313)	1,355	(1,668)	17,684	666	17,018
Income before income taxes	18,412	1,904	16,508	48,324	1,814	46,510
Provision for (benefit from) income taxes	2,586	(110)	2,696	5,055	(11)	5,066
Net income attributable to shareholders	15,826	2,014	13,812	43,269	1,825	41,444

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net income attributable to shareholders	$15,826	$2,014	$13,812	$43,269	$1,825	$41,444
Add: Provision for (benefit from) income taxes	2,586	(110)	2,696	5,055	(11)	5,066
Add: Acquisition and transaction expenses	15	—	15	15	—	15
Add: Depreciation and amortization expense	77	40	37	178	40	138
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(257)	(312)	55	(710)	(906)	196
Less: Equity in losses of unconsolidated entities	313	369	(56)	878	1,050	(172)
Adjusted EBITDA (non-GAAP)	$18,560	$2,001	$16,559	$48,685	$1,998	$46,687

(1)
Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $313 and $369 and (ii) depreciation and amortization of $56 and $57, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of  $878 and $1,050 and (ii) depreciation and amortization of $168 and $144, respectively.

Index
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

Expenses

Comparison of the three months ended September 30, 2022 and 2021

Total expenses increased $27.5 million primarily due to an increase in costs of sales and operating expenses.

•	Cost of sales increased $25.7 million primarily as a result of an increase in Aerospace product revenues and the gross presentation described above.

•
Operating expenses increased $1.7 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.

Comparison of the nine months ended September 30, 2022 and 2021

Total expenses increased $51.4 million primarily due to an increase in costs of sales and operating expenses.

•	Cost of sales increased $46.7 million primarily as a result of an increase in Aerospace product revenues and the gross presentation described above.

•
Operating expenses increased $4.6 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.

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

Index
Corporate and Other

The following table presents our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$—	$—	$—	$—	$—	$—

Expenses
Operating expenses	588	1,074	(486)	3,422	2,945	477
General and administrative	3,354	2,862	492	9,125	7,166	1,959
Acquisition and transaction expenses	2,586	898	1,688	4,810	2,906	1,904
Management fees and incentive allocation to affiliate	539	2,116	(1,577)	4,692	7,027	(2,335)
Depreciation and amortization	72	67	5	209	162	47
Interest expense	644	584	60	1,910	1,734	176
Total expenses	7,783	7,601	182	24,168	21,940	2,228

Loss before income taxes	(7,783)	(7,601)	(182)	(24,168)	(21,940)	(2,228)
Provision for (benefit from) income taxes	—	—	—	—	—	—
Net loss attributable to shareholders	(7,783)	(7,601)	(182)	(24,168)	(21,940)	(2,228)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net loss attributable to shareholders	$(7,783)	$(7,601)	$(182)	$(24,168)	$(21,940)	$(2,228)
Add: Acquisition and transaction expenses	2,586	898	1,688	4,810	2,906	1,904
Add: Depreciation and amortization expense	72	67	5	209	162	47
Add: Interest expense	644	584	60	1,910	1,734	176
Adjusted EBITDA (non-GAAP)	$(4,481)	$(6,052)	$1,571	$(17,239)	$(17,138)	$(101)

Expenses

Comparison of the three months ended September 30, 2022 and 2021

Total expenses increased $0.2 million primarily due to an increase in acquisition and transaction expenses driven by higher compensation and related costs associated with acquisitions and the merger with FTAI, partially offset by a decrease in management fees and incentive allocation to affiliate driven by lower management fees allocated to the Company.

Comparison of the nine months ended September 30, 2022 and 2021

Total expenses increased $2.2 million primarily driven by an increase in general and administrative expenses and acquisition and transaction expenses driven by higher compensation and related costs associated with acquisitions and the merger with FTAI, partially offset by a decrease in management fees and incentive allocation to affiliate driven by lower management fees allocated to the Company.

Adjusted EBITDA (Non-GAAP)

Adjusted EBITDA increased $1.6 million and decreased $0.1 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

Index
Liquidity and Capital Resources

The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows, capital contributions from Parent and loan financing.

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

Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) capital distributions to Parent, (iii) release of maintenance and security deposits to our lessees, and (iv) expenses associated with our operating activities.

•	Cash used for the purpose of making investments was $396.2 million and $321.2 million during the nine months ended September 30, 2022 and 2021, respectively.

•	Capital distributions to Parent were $294.2 million and $145.0 million during the nine months ended September 30, 2022 and 2021, respectively.

•	Release of maintenance and security deposits were $0.9 million and $19.6 million during the nine months ended September 30, 2022 and 2021, respectively.

•	Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities.

Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our aviation assets (including finance lease collections and maintenance reserve collections) net of operating expenses, (ii) capital contributions from Parent and (iii) proceeds from asset sales.

•
Cash flows provided by operating activities, plus the principal collections on finance leases and maintenance reserve collections were $191.1 million and $156.6 million during the nine months ended September 30, 2022 and 2021, respectively.

•	Capital contributions from Parent were $242.1 million and $249.5 million during the nine months ended September 30, 2022 and 2021, respectively.

•	Proceeds from the sale of aviation equipment were $262.1 million and $78.5 million during the nine months ended September 30, 2022 and 2021, respectively.

We are currently evaluating several potential aviation transactions, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.

Historical Cash Flow

Comparison of the nine months ended September 30, 2022 and 2021

The following table compares the historical cash flow for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flow Data:
Net cash provided by operating activities	$151,304	$131,828
Net cash used in investing activities	(124,180)	(239,446)
Net cash (used in) provided by financing activities	(13,685)	108,318

Net cash provided by operating activities increased $19.5 million, which primarily reflects (i) a decrease in net income of $63.7 million, and certain adjustments to reconcile net income to cash provided by operating activities including (ii) an increase in gain on sale of assets of $88.7 million, and (iii) changes in working capital of $18.0 million, and (iv) increases in asset impairment of $125.1 million.

Index
Net cash used in investing activities decreased $115.3 million, primarily due to (i) higher proceeds from the sale of leasing equipment of $183.6 million and (ii) an increase in proceeds from the sale of aircraft and engine of $7.2 million, partially offset by (iii) an increase in acquisition of leasing equipment of $61.7 million and (iv) an increase in purchase deposit for aircraft and engines of $14.8 million.

Net cash provided by financing activities decreased $122.0 million, primarily due to (i) an increase in capital contributions to Parent of $156.6 million, partially offset by (ii) an increase in receipt of maintenance deposits of $14.5 million and a decrease in the release of maintenance deposits of $18.7 million.

Contractual Obligations

Our material cash requirements include the following contractual and other obligations:

Loan Obligations—As of September 30, 2022 and December 31, 2021, we had outstanding principal and interest payment obligations of $27.1 million and $25.2 million, respectively, of which, $0.0 million and $0.0 million, respectively, are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our loan obligations.

Lease Obligations—As of September 30, 2022 and December 31, 2021, we had outstanding operating and finance lease obligations of $3.1 million and $2.4 million, of which, $0.8 million and $0.5 million is due in the next twelve months.

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

Index
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

Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Aviation tooling and equipment	3 - 6 years from date of purchase	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None

Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; a significant change in market conditions; or the introduction of newer technology aircraft or engines. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected leases, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.

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

Index
Income Taxes—The Company is an exempted entity domiciled in the Cayman Islands where income taxes are not imposed. The Company is considered a Passive Foreign Investment Company for U.S. income tax purposes and certain income taxes are imposed on our owners. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.

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

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. We believe that changes in these factors would not cause significant fluctuations in our results of operations and cash flows.

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

You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to our Manager, risks related to taxation and risks related to the Company’s shares. However, these categories do overlap and should not be considered exclusive.

Index
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

We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industries and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic have included, or may in the future include, among others:

•	deterioration of worldwide, regional or national economic conditions and activity, which could adversely affect global demand for our services, and time charter and spot rates;

•
disruptions to our operations as a result of the potential health impact, such as the availability and efficacy of vaccines, on our employees and crew, and on the work forces of our customers and business partners;

•
disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions, increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;

•	asset impairment charges and a decline in revenues;

•
a lack of air travel demand or an inability of airlines to operate to or from certain regions could impact demand for air travel and the financial health of certain airlines, including increasing the financial stress of our lessees;

•
any related off hire due to global supply chain disruptions resulting from quarantines, worker health, regulations or other impacts of the COVID-19 pandemic, which in turn could disrupt our operations and result in a reduction of revenue;

•	potential reduced cash flows and financial condition, including potential liquidity constraints;

•
reduced access to or increased cost of capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including potential interest rate increases and declines in the prices of publicly-traded securities of us, our peers and of listed companies generally; and

•
potential deterioration in the financial condition and prospects of our customers, joint venture partners or business partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.

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

Uncertainty relating to macroeconomic conditions may reduce the demand for our assets, result in non-performance of contracts by our lessees, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the aviation industries. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees that form our customer base. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.

Index
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

The aviation industry has experienced periods of oversupply during which lease rates and asset values have declined, particularly during the most recent economic downturn, and any future oversupply could materially adversely affect our results of operations and cash flows.

The oversupply of a specific asset is likely to depress the lease rates for and the value of that type of asset and result in decreased utilization of our assets, and the industries in which we operate have experienced periods of oversupply during which rates and asset values have declined, particularly during the most recent economic downturn. Factors that could lead to such oversupply include, without limitation:

•	general demand for the type of assets that we purchase;

•	general macroeconomic conditions, including market prices for commodities that our assets may serve;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	the availability of credit;

•	potential reduced cash flows and financial condition, including potential liquidity restraints;

•	restructurings and bankruptcies of companies in the industries in which we operate, including our customers;

•	manufacturer production levels and technological innovation;

•	manufacturers merging or exiting the industry or ceasing to produce certain asset types;

•	retirement and obsolescence of the assets that we own;

•	increases in supply levels of assets in the market due to the sale or merging of operating lessors; and

•	reintroduction of previously unused or dormant assets into the industries in which we operate.

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

Index
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

The success of our business depends in large part on the success of the operators in the sectors in which we participate. Cash flows from our assets are substantially impacted by our ability to collect compensation and other amounts to be paid in respect of such assets from the customers with whom we enter into leases or other contractual arrangements. Inherent in the nature of the leases and other arrangements for the use of such assets is the risk that we may not receive, or may experience delay in realizing, such amounts to be paid. While we target the entry into contracts with credit-worthy counterparties, no assurance can be given that such counterparties will perform their obligations during the term of the leases or other contractual arrangements. In addition, when counterparties default, we may fail to recover all of our assets, and the assets we do recover may be returned in damaged condition or to locations where we will not be able to efficiently lease or sell them. In most cases, we maintain, or require our lessees to maintain, certain insurances to cover the risk of damages or loss of our assets. However, these insurance policies may not be sufficient to protect us against a loss.

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

If we acquire a high concentration of a particular asset, or concentrate our investments in a particular sector, our business and financial results could be adversely affected by sector-specific or asset-specific factors. If we acquire a high concentration of a particular asset and the market demand for a particular asset declines, it is redesigned or replaced by its manufacturer or it experiences design or technical problems, the value and rates relating to such asset may decline, and we may be unable to lease such asset on favorable terms, if at all. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Index
We operate in highly competitive markets.

The business of acquiring aviation assets is highly competitive. Market competition for opportunities includes traditional transportation companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds and other private investors, including Fortress-related entities. Some of these competitors may have access to greater amounts of capital and/or to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have certain advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Strong competition for investment opportunities could result in fewer such opportunities for us, as certain of these competitors have established and are establishing investment vehicles that target the same types of assets that we intend to purchase.

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

Certain liens may arise on our assets.

Certain of our assets are currently subject to liens under separate financing arrangements entered into by certain subsidiaries in connection with acquisitions of assets. In the event of a default under such arrangements by the applicable subsidiary, the lenders thereunder would be permitted to take possession of or sell such assets. In addition, our currently owned assets and assets that we purchase in the future may be subject to other liens based on the industry practices relating to such assets. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our assets, and to the extent our lessees do not comply with their obligations to discharge any liens on the applicable assets, we may find it necessary to pay the claims secured by such liens in order to repossess such assets. Such payments could materially adversely affect our operating results and growth prospects.

The values of our assets may fluctuate due to various factors.

The fair market values of our assets may decrease or increase depending on a number of factors, including the prevailing level of lease rates from time to time, general economic and market conditions affecting our target markets, type and age of assets, supply and demand for assets, competition, new governmental or other regulations and technological advances, all of which could impact our profitability and our ability to lease, develop, operate, or sell such assets. In addition, our assets depreciate as they age and may generate lower revenues and cash flows. We must be able to replace such older, depreciated assets with newer assets, or our ability to maintain or increase our revenues and cash flows will decline. In addition, if we dispose of an asset for a price that is less than the depreciated book value of the asset on our balance sheet or if we determine that an asset’s value has been impaired, we will recognize a related charge in our consolidated statement of operations and such charge could be material.

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

Index
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

Technological and other improvements expose us to the risk that certain of our assets may become technologically or commercially obsolete. For example, as manufacturers introduce technological innovations and new types of aircraft, some of our assets could become less desirable to potential lessees. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by us. In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft less desirable and less valuable in the marketplace. Any of these risks may adversely affect our ability to lease or sell our assets on favorable terms, if at all, which could materially adversely affect our operating results and growth prospects.

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

Index
We may be affected by fluctuating prices for fuel and energy.

Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy and demand for transportation services.

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

We may be exposed to unforeseen maintenance costs for our assets associated with a lessee’s failure to properly maintain the asset. We enter into leases with respect to some of our assets pursuant to which the lessees are primarily responsible for many obligations, which generally include complying with all governmental requirements applicable to the lessee, including operational, maintenance, government agency oversight, registration requirements and other applicable directives. Failure of a lessee to perform required maintenance during the term of a lease could result in a decrease in value of an asset, an inability to re-lease an asset at favorable rates, if at all, or a potential inability to utilize an asset. Maintenance failures would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease; such costs to restore the asset to an acceptable condition prior to re-leasing or sale could be substantial. Any failure by our lessees to meet their obligations to perform required scheduled maintenance or our inability to maintain our assets could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

Some of our customers operate in highly regulated industries and changes in laws or regulations, including laws with respect to international trade, may adversely affect our ability to lease or sell our assets.

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

Certain of our assets are subject to purchase options held by the lessee of the asset which, if exercised, could reduce the size of our asset base and our future revenues.

We have granted purchase options to the lessees of certain of our assets. The market values of these assets may change from time to time depending on a number of factors, such as general economic and market conditions affecting the industries in which we operate, competition, cost of construction, governmental or other regulations, technological changes and prevailing levels of lease rates from time to time. The purchase price under a purchase option may be less than the asset’s market value at the time the option may be exercised. In addition, we may not be able to obtain a replacement asset for the price at which the asset is sold. In such cases, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

We may not be able to renew or obtain new or favorable leases, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.

Our operating leases are subject to greater residual risk than direct finance leases because we will own the assets at the expiration of an operating lease term and we may be unable to renew existing leases at favorable rates, or at all, or sell the leased assets, and the residual value of the asset may be lower than anticipated. In addition, our ability to renew existing leases or obtain new leases will also depend on prevailing market conditions, and upon expiration of the contracts governing the leasing of the applicable assets, we may be exposed to increased volatility in terms of rates and contract provisions. Our customers may reduce their activity levels or seek to terminate or renegotiate their leases with us. If we are not able to renew or obtain new leases in direct continuation, or if new leases are entered into at rates substantially below the existing rates or on terms otherwise less favorable compared to existing contractual terms, or if we are unable to sell assets for which we are unable to obtain new contracts or leases, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.

Index
Litigation to enforce our contracts and recover our assets has inherent uncertainties that are increased by the location of our assets in jurisdictions that have less developed legal systems.

While some of our contractual arrangements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce our counterparties’ obligations under such contractual arrangements is subject to applicable laws in the jurisdiction in which enforcement is sought. While some of our existing assets are used in specific jurisdictions, aviation assets by their nature generally move throughout multiple jurisdictions in the ordinary course of business. As a result, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the owned assets in various jurisdictions cannot be predicted. To the extent more of our business shifts to areas outside of the United States and Europe, such as Asia and the Middle East, it may become more difficult and expensive to enforce our rights and recover our assets.

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

Index
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

Emerging markets are still in relatively early stages of their development and accordingly may not be highly or efficiently regulated. Moreover, emerging markets tend to be shallower and less liquid than more established markets which may adversely affect our ability to realize profits from our assets in emerging markets when we desire to do so or receive what we perceive to be their fair value in the event of a realization. In some cases, a market for realizing profits from an investment may not exist locally. In addition, issuers based in emerging markets are not generally subject to uniform accounting and financial reporting standards, practices and requirements comparable to those applicable to issuers based in more developed countries, thereby potentially increasing the risk of fraud and other deceptive practices. Settlement of transactions may be subject to greater delay and administrative uncertainties than in developed markets and less complete and reliable financial and other information may be available to investors in emerging markets than in developed markets. In addition, economic instability in emerging markets could adversely affect the value of our assets subject to leases in such countries, or the ability of our lessees, which operate in these markets, to meet their contractual obligations. As a result, lessees that operate in emerging market countries may be more likely to default under their contractual obligations than those that operate in developed countries. Liquidity and volatility limitations in these markets may also adversely affect our ability to dispose of our assets at the best price available or in a timely manner.

As we have and may continue to acquire assets located in emerging markets throughout the world, we may be exposed to any one or a combination of these risks, which could adversely affect our operating results.

We are actively evaluating potential acquisitions of assets and operating companies in other aviation sectors which could result in additional risks and uncertainties for our business and unexpected regulatory compliance costs.

While our existing portfolio consists of assets in the aviation sector, we are actively evaluating potential acquisitions of assets and operating companies in other sectors of the aviation market and we plan to be flexible as other attractive opportunities arise over time. To the extent we make acquisitions in other sectors, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. Many types of transportation assets, including certain airport assets, are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such assets are to be used outside of the United States. Failing to register the assets, or losing such registration, could result in substantial penalties, forced liquidation of the assets and/or the inability to operate and, if applicable, lease the assets. We may need to incur significant costs to comply with the laws and regulations applicable to any such new acquisition. The failure to comply with these laws and regulations could cause us to incur significant costs, fines or penalties or require the assets to be removed from service for a period of time resulting in reduced income from these assets. In addition, if our acquisitions in other sectors produce insufficient revenues, or produce investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed.

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

Index
•	incur additional debt or issue preferred shares;

•	make certain investments or acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	make distributions on or repurchase our shares;

•	enter into transactions with affiliates; and

•	create dividend restrictions and other payment restrictions that affect our subsidiaries.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities, pay dividends on our ordinary shares or successfully compete. A breach of any of these covenants could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable.

Terrorist attacks or other hostilities could negatively impact our operations and our profitability and may expose us to liability and reputational damage.

Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact airports or aircraft, or our physical facilities or those of our customers. In addition, it is also possible that our assets could be involved in a terrorist attack or other hostilities. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations. Although our lease agreements generally require the counterparties to indemnify us against all damages arising out of the use of our assets, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes our assets.

Our leases require payments in U.S. dollars, but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees may be unable to meet their payment obligations to us in a timely manner.

Our current leases typically require that payments be made in U.S. dollars. If the currency that our lessees typically use in operating their businesses devalues against the U.S. dollar, our lessees could encounter difficulties in making payments to us in U.S. dollars. Furthermore, many foreign countries have currency and exchange laws regulating international payments that may impede or prevent payments from being paid to us in U.S. dollars. Future leases may provide for payments to be made in euros or other foreign currencies. Any change in the currency exchange rate that reduces the amount of U.S. dollars obtained by us upon conversion of future lease payments denominated in euros or other foreign currencies, may, if not appropriately hedged by us, have a material adverse effect on us and increase the volatility of our earnings.

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

In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). As such, certain forms of financing such as finance leases may not be available to us. Please see “Risks Related to Our Business.” If we are deemed an investment company under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”

Index
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

Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s current or historical operations, any of which could have a material adverse effect on our results of operations and financial condition. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to greenhouse gas emissions and climate change. While there has historically been a lack of consistent climate change legislation, as climate change concerns continue to grow, further legislation and regulations are expected to continue in areas such as greenhouse gas emissions control, emission disclosure requirements and building codes or other infrastructure requirements that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or development requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could result in reduced profits and adversely affect our results of operations. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our cash flows and results of operations.

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

Index
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

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association (as amended from time to time, the ‘‘Articles’’), the Companies Act (As Revised) of the Cayman Islands (the ‘‘Cayman Companies Act’’) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

Index
We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

The Financial Action Task Force has increased monitoring of the Cayman Islands.

In February 2021, the Cayman Islands was added to the Financial Action Task Force (‘‘FATF’’) list of jurisdictions whose anti-money laundering/counter-terrorist and proliferation financing practices are under increased monitoring, commonly referred to as the ‘‘FATF grey list.’’ The FATF was established in July 1989 by a Group of Seven (G-7) Summit and is a task force composed of member governments who agree to fund the FATF on temporary basis with specific goals and projects– it is an international policy-making body that sets international anti-money laundering standards and counter-terrorist financing measures. The FATF monitors countries to ensure they implement the FATF Standards fully and effectively, and holds countries to account that do not comply. When the FATF places a jurisdiction under increased monitoring, it means the country has committed to resolve swiftly the identified strategic deficiencies within agreed timeframes and is subject to increased monitoring during that timeframe. In its October 2021 plenary, the FATF positively recognized the ongoing efforts of the Cayman Islands to improve its anti-money laundering and counter-terrorist financing regime. Despite the progress the Cayman Islands is making on satisfying the final outstanding recommendations (being considered as compliant or largely compliant with all of the FATF’s 40 recommendations and having completed 60 out of 63 FATF recommendation actions), it is still unclear how long this designation will remain in place and what ramifications, if any, the designation will have for the Company.

EU AML High-Risk Third Countries List

On March 13, 2022, the European Commission (‘‘EC’’) updated its list of ’high-risk third countries’ (‘‘EU AML List’’) identified as having strategic deficiencies in their anti-money laundering/counter-terrorist financing regimes to add nine countries, including the Cayman Islands. The EC has noted it is committed to there being a greater alignment between the EU AML List and the FATF listing process. The addition of the Cayman Islands to the EU AML List is a direct result of the inclusion of the Cayman Islands on the FATF grey list in February 2021. It is unclear how long this designation will remain in place and what ramifications, if any, the designation will have for the Company.

Our assets are exposed to unplanned interruptions caused by events outside of our control which may disrupt our business and cause damage or losses that may not be adequately covered by insurance.

Aviation projects are exposed to unplanned interruptions caused by breakdown or failure of equipment, aging infrastructure, employee error or contractor or subcontractor failure, problems that delay or increase the cost of returning facilities to service after outages, limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements, fuel supply or fuel transportation reductions or interruptions, labor disputes, difficulties with the implementation or operation of information systems, derailments, power outages, pipeline or electricity line ruptures, catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires, or other disasters. Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements. We have in the past experienced power outages at plants which disrupted their operations and negatively impacted our revenues. We cannot assure you that similar events may not occur in the future. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, either indirectly through our lessees through our own insurance policies, no assurance can be given that the occurrence of any such event will not materially adversely affect us. In addition, if a lessee is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.

Index
Risks Related to Our Manager

We are dependent on our Manager and other key personnel at Fortress and may not find suitable replacements if our Manager terminates the Management Agreement or if other key personnel depart.

Our officers and other individuals who perform services for us are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies to conduct our business as a holding and operating company in the transportation sector. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive payments distributed to the Master GP and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.

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

Our Management Agreement, the Services and Profit Sharing Agreement and our Articles were negotiated among affiliated parties, and their terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates invest in aviation assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, some of our directors and officers are also directors or officers of FTAI Infrastructure. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We have previously purchased and may in the future purchase assets from these funds, and have previously co-invested and may in the future co-invest with these funds in aviation assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.

Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other operating companies similar to us or pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager has also engaged in additional transportation and infrastructure related management with FTAI Infrastructure in our recent spin-off of our infrastructure assets, and may be involved in other investment opportunities in the future, any of which may compete with us for investments or result in a change in our current investment strategy. In addition, our Articles provide that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of the Company and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

Index
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

The structure of our Manager’s and Master GP’s compensation arrangements may have unintended consequences for us. We have agreed to pay our Manager a management fee and Master GP is entitled to receive incentive payments from the Company or its subsidiaries that are each based on different measures of performance. Consequently, there may be conflicts in the incentives of our Manager to generate attractive risk-adjusted returns for us. In addition, because Master GP and our Manager are both affiliates of Fortress, the Income Incentive Payment paid to Master GP may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive payments. Investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential. This could result in increased risk to the value of our portfolio of assets and our ordinary shares.

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

Our asset acquisition strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets we target and our ability to finance such assets on a short or long-term basis. Opportunities that present unattractive risk-return profiles relative to other available opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the assets we target. Decisions to make acquisitions in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce or eliminate our ability to pay dividends on our ordinary shares or have adverse effects on our liquidity or financial condition. A change in our asset acquisition strategy may also increase our exposure to interest rate, foreign currency or credit market fluctuations. In addition, a change in our asset acquisition strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Index
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

Risks Related to Taxation

We expect the Company to be a passive foreign investment company (‘‘PFIC’’) and it could be a controlled foreign corporation (‘‘CFC’’) for U.S. federal income tax purposes, which may result in adverse tax considerations for U.S. shareholders.

We expect the Company to be treated as a PFIC and it could be treated as a CFC for U.S. federal income tax purposes. If you are a U.S. person and do not make a valid qualified electing fund (‘‘QEF’’) election with respect to us and each of our PFIC subsidiaries, then, unless we are a CFC and you own 10% or more of our shares (by vote or value), you would generally be subject to special deferred tax with respect to certain distributions on our shares, any gain realized on a disposition of our shares, and certain other events. The effect of this deferred tax could be materially adverse to you. Alternatively, if you are such a shareholder and make a valid QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our shares (by vote or value), you will generally not be subject to those taxes, but could recognize taxable income in a taxable year with respect to our shares in excess of any distributions that we make to you in that year, thus giving rise to so-called ‘‘phantom income’’ and to a potential out-of-pocket tax liability. No assurances can be given that any given shareholder will be able to make a valid QEF election with respect to us or our PFIC subsidiaries. See ‘‘U.S. Federal Income Tax Considerations—Considerations for U.S. Holders—PFIC Status and Related Tax Considerations.’’

Assuming we are a PFIC, distributions made by us to a U.S. person will generally not be eligible for taxation at reduced tax rates generally applicable to ‘‘qualified dividends’’ paid by certain U.S. corporations and ‘‘qualified foreign corporations’’ to individuals. The more favorable rates applicable to other corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.

Investors should consult their tax advisors regarding the potential impact of these rules on their investment in us.

To the extent we recognize income treated as effectively connected with a trade or business in the United States, we would be subject to U.S. federal income taxation on a net income basis, which could adversely affect our business and result in decreased cash available for distribution to our shareholders.

If we are treated as engaged in a trade or business in the United States, the portion of our net income, if any, that is ‘‘effectively connected’’ with such trade or business would be subject to U.S. federal income taxation at maximum corporate rates, currently 21%. In addition, we may be subject to an additional U.S. federal branch profits tax on our effectively connected earnings and profits at a rate of 30%. The imposition of such taxes could adversely affect our business and would result in decreased cash available for distribution to our shareholders. Although we (or one or more of our non-U.S. corporate subsidiaries) are expected to be treated as engaged in a U.S. trade or business, it is currently expected that only a small portion of our taxable income will be treated as effectively connected with such U.S. trade or business. However, no assurance can be given that the amount of effectively connected income will not be greater than currently expected, whether due to a change in our operations or otherwise.

Index
If there is not sufficient trading in our shares, or if 50% of our shares are held by certain 5% shareholders, we could lose our eligibility for an exemption from U.S. federal income taxation on rental income from our aircraft or ships used in ‘‘international traffic’’ and could be subject to U.S. federal income taxation which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

We expect that we will be eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption as changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors. The Cayman Islands and the Marshall Islands grant such exemptions. Additionally, certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if: (i) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (ii) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (iii) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If we were not eligible for the exemption under Section 883 of the Code, we expect that our U.S. source rental income would generally be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, we or certain of our non-U.S. subsidiaries did not comply with certain administrative guidelines of the U.S. Internal Revenue Service (the ‘‘IRS’’), such that 90% or more of the U.S. source rental income of the Company or any of such subsidiaries were attributable to the activities of personnel based in the United States, or from ‘‘regularly scheduled transportation’’ as defined in such administrative guidelines (in the case of time charter leases), our, or such subsidiary’s, U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, such U.S. source rental income would be subject to U.S. federal income taxation at the maximum corporate rate as well as state and local taxation. In addition, the Company or such subsidiary would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes could adversely affect our business and would result in decreased cash available for distribution to our shareholders.

We or our subsidiaries may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently anticipate. Further, the Organisation for Economic Co operation and Development (the ‘‘OECD’’) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a ‘‘BEPS 2.0’’ initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement among over 140 countries delineating an implementation plan, and on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position. In addition, a portion of certain of our or our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.

Index
Risks Related to Our Shares

The market price and trading volume of our ordinary shares may be volatile, which could result in rapid and substantial losses for our shareholders.

The market price of our ordinary shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our ordinary shares may fluctuate and cause significant price variations to occur. If the market price of our ordinary shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our ordinary shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares include:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our ordinary shares;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	issuances of preferred shares;

•	overall market fluctuations;

•	general economic conditions; and

•	developments in the markets and market sectors in which we participate.

Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our ordinary shares.

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

Index
Your percentage ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Nonqualified Shares Option and Incentive Award Plan (“Incentive Plan”). Since 2015, we granted our Manager an option to acquire 3,903,010 ordinary shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our ordinary shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase ordinary shares in an amount equal to 10% of the number of ordinary shares being sold in such offerings (or if the issuance relates to equity securities other than our ordinary shares, options to purchase a number of ordinary shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of an ordinary share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of an ordinary share as of the date of the equity issuance if it relates to equity securities other than our ordinary shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.

Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of September 30, 2022, rights relating to 3,737,742 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Incentive Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the remaining portion of the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.

Sales or issuances of our ordinary shares could adversely affect the market price of our ordinary shares.

Sales of substantial amounts of our ordinary shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our ordinary shares. The issuance of our ordinary shares in connection with property, portfolio or business acquisitions or the exercise of outstanding options or otherwise could also have an adverse effect on the market price of our ordinary shares.

The incurrence or issuance of debt, which ranks senior to our ordinary shares upon our liquidation, and future issuances of equity or equity-related securities, which would dilute the holdings of our existing ordinary shareholders and may be senior to our ordinary shares for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our ordinary shares.

We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations, acquisitions or investments. Upon our liquidation, lenders and holders of our debt and holders of our preferred shares (if any) would receive a distribution of our available assets before ordinary shareholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing ordinary shareholders on a preemptive basis. Therefore, additional issuances of ordinary shares, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing ordinary shareholders and such issuances, or the perception of such issuances, may reduce the market price of our ordinary shares. Any preferred shares issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to ordinary shareholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, ordinary shareholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our ordinary shares.

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

Index
While we currently intend to pay regular quarterly dividends to our shareholders, we may change our dividend policy at any time.

Although we currently intend to pay regular quarterly dividends to holders of our ordinary shares, we may change our dividend policy at any time. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our ordinary shares are at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, our existing indebtedness does, and our future indebtedness may, limit our ability to pay dividends on our ordinary. Moreover, pursuant to the Services and Profit Sharing Agreement, the Master GP is entitled to receive incentive payments before any amounts are distributed by us based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively.

Anti-takeover provisions in our Articles could delay or prevent a change in control.

Provisions in our Articles may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our Articles provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. The market price of our shares could be adversely affected to the extent that provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our ordinary shares, our share price and trading volume could decline.

The trading market for our ordinary shares are influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our ordinary units or publishes inaccurate or unfavorable research about our business, our ordinary share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our ordinary share price or trading volume to decline and our ordinary shares to be less liquid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index
	Exhibit No.	Description
	2.1
Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).

	2.2
Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 2.1 of FTAI’s Current Report on Form 8-K, filed on August 1, 2022).

	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	10.1
Services and Profit Sharing Agreement, dated November 10, 2022, by and among FTAI Aviation Holdco Ltd., Fortress Transportation and Infrastructure Investors LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

†	10.2
Management and Advisory Agreement, dated as of July 31, 2022, between FTAI, FTAI Aviation Ltd., the Subsidiaries of FTAI party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of FTAI’s Current Report on Form 8-K, filed on August 1, 2022).

†	10.3
Amended and Restated Registration Rights Agreement, dated November 10, 2022, by and among FTAI Aviation Ltd., Fortress Transportation and Infrastructure Investors LLC, Fortress Worldwide Transportation and Infrastructure Master GP LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).

†	10.4	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
	10.5	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6
Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).

†	10.7
Form of Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	November 17, 2022
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	November 17, 2022
Eun (Angela) Nam
Chief Financial Officer