Form 10-K
period 2022-12-31
FTAI Aviation Ltd.
filed 2023-02-27
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting ordinary equity of FTAI Aviation Ltd. held by non-affiliates as of the close of business as of June 30, 2022 was approximately $1.6 billion.
There were 99,728,786 ordinary shares outstanding at February 22, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2023 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTAI AVIATION LTD.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict and any related responses or actions by businesses and governments;
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
PART I
Item 1. Business
Our Company
FTAI Aviation Ltd., a Cayman Islands exempted company, was formed on December 8, 2017 and is the surviving parent company upon completion of the transactions completed in that certain Agreement and Plan of Merger (the “Merger”) on November 10, 2022 between Fortress Transportation and Infrastructure Investors LLC and FTAI Aviation Ltd. and certain other parties thereto. Except as otherwise specified, “we”, “us”, “our”, “FTAI”, “FTAI Aviation” or “the Company” refer to us and our consolidated subsidiaries. Our business has been, and will continue to be, conducted through FTAI Aviation Holdco Ltd. (“Holdco”) for the purpose of acquiring, managing and disposing of transportation and transportation-related equipment assets.
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
We own and acquire high quality aviation equipment that is essential for the transportation of goods and people globally. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2022, we had total consolidated assets of $2.4 billion and total equity of $19.4 million.
As of December 31, 2022, our operations consisted of Aviation Leasing and Aerospace Products. Our Aviation Leasing business acquires assets that are designed to carry cargo or people. Aviation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and include structural protections to mitigate credit risk. Our Aerospace Products business develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aftermarket components for aircraft engines.
Our Strategy
In general, we seek to own a diverse mix of high-quality aviation assets and equipment within our target sectors that generate predictable cash flows in markets that we believe provide the potential for strong long-term growth and attractive returns on deployed capital. We believe that by investing in a diverse mix of assets, we can select from among the best risk-adjusted investment opportunities.
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
Within each sector, we consider investments in aviation and offshore assets, including equipment that we lease to operators. We believe that as owners of both aviation and offshore assets, we have access to more opportunities and can be a more attractive counterparty to the users of our assets. Our Manager has significant prior experience in all of our target sectors, as well as a network of industry relationships, that we believe positions us well to make successful acquisitions and to actively manage and improve operations and cash flows of our existing and newly-acquired assets. These relationships include senior executives at lessors and operators, end users of aviation and offshore energy assets, as well as banks, lenders and other asset owners.
Asset Acquisition Process
Our strategy is to acquire assets that are essential to the transportation of goods and people globally. We acquire assets that are used by major operators of transportation networks. We seek to acquire assets and businesses that we believe operate in sectors with long-term macroeconomic growth opportunities and that have significant cash flow and upside potential from earnings growth and asset appreciation.
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
Management Agreement and Services and Profit Sharing Agreement
On July 31, 2022, in connection with our spin-off, we entered into a new management agreement with the Manager (the “Management Agreement”), an affiliate of Fortress, pursuant to which the Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. On November 10, 2022, in connection with the closing of the Merger, we entered into a Services and Profit Sharing Agreement, pursuant to which the Master GP is entitled to receive incentive payments on substantially similar terms as it was entitled to receive such payments prior to the Merger.
Please refer to Note 13 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for further details regarding our Management Agreement and Services and Profit Sharing Agreement.

Our Portfolio
We own and acquire high quality aviation and offshore energy equipment that is essential for the transportation of goods and people globally. We currently invest across two market sectors: aviation leasing and aerospace products. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation.
Aviation Leasing
As of December 31, 2022, in our Aviation Leasing segment, we own and manage 330 aviation assets, consisting of 106 commercial aircraft and 224 engines, including four aircraft and one engine that were still located in Ukraine and eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2022, 79 of our commercial aircraft and 127 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 71% utilized during the three months ended December 31, 2022, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 42 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2022	13	95	108
Purchases	1	38	39
Sales	(3)	(5)	(8)
Transfers	(3)	(30)	(33)
Assets at December 31, 2022	8	98	106

Engines
Assets at January 1, 2022	68	139	207
Purchases	2	62	64
Sales	(36)	(35)	(71)
Transfers	6	18	24
Assets at December 31, 2022	40	184	224
Aerospace Products
The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aircraft engines and aftermarket components primarily for the CFM56-7B and CFM56-5B commercial aircraft engines. Our engine and module sales are facilitated through The Module Factory, a dedicated commercial maintenance program, designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines, performed by a third party. Used serviceable material is sold through our exclusive partnership with AAR Corp, who is responsible for the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.
Corporate and Other
In addition to the above investments, our Corporate and Other segment includes offshore energy related assets which consist of vessels and equipment that support offshore oil and gas activities and are typically subject to operating leases.
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
Customers
Our customers primarily consist of global operators of transportation networks and global industrial companies, including airlines and offshore energy service providers. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the aviation and offshore energy sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2022, no customer accounted for more than 10% of our revenue and two of our customers accounted for 20% and 12% of total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to re-lease assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
Competition
The business of acquiring, managing and marketing aviation and offshore-equipment related assets is highly competitive. Market competition for acquisition opportunities includes traditional aviation and offshore energy companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, and other private investors.
Additionally, the markets for our products and services are competitive, and we face competition from a number of sources. These competitors include engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft services and repair companies, aircraft spare parts distributors, offshore services providers, maritime equipment lessors and other transportation equipment lessors and operators.
We compete with other market participants on the basis of industry knowledge, availability of capital, and deal structuring experience and flexibility, among other things. We believe our Manager’s experience in the aviation and offshore industries and our access to capital, in addition to our focus on diverse asset classes and customers, provides a competitive advantage versus competitors that maintain a single sector focus.
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
Sustainability
As part of our strategy, we are focused on supporting the transition to a low-carbon economy and aim to provide sustainable aviation and offshore solutions by leveraging our Manager’s expertise and business and financing relationships, as well as our access to capital. Certain of our current sustainability solutions and investments are highlighted below, and we expect to continue to explore additional sustainability-related opportunities.

Aerospace
As previously announced, in December 2021 we entered into an agreement with AAR CORP. (NYSE: AIR) to create Serviceable Engine Products, an exclusive seven-year CFM56 used serviceable material (“USM”) partnership. The partnership aims to build USM inventory for the global aviation aftermarket and our own consumption at The Module Factory™, a dedicated commercial maintenance program, designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines, performed by a third party. Through its worldwide network, AAR is expected to manage the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool totaling over 200 engines and growing. We believe our partnership with AAR will help maximize the life of our engine assets and reduce our carbon footprint and environmental impact.
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As of December 31, 2022, we also have approximately 40 employees at certain subsidiaries across our business segments. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources in building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
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
Our key agreements, including our Management Agreement, the services and profit sharing agreement (the “Services and Profit Sharing Agreement”) with our subsidiary Fortress Transportation and Infrastructure Investors LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”) and our amended and restated memorandum and articles of association (as amended from time to time, the ‘‘Articles’’) were negotiated among related parties, and their respective terms, including fees and other amounts payable, may not be as favorable to us as terms negotiated on an arm’s-length basis with unaffiliated parties. Our independent directors may not vigorously enforce the provisions of our Management Agreement against our Manager. For example, our independent directors may refrain from terminating our Manager because doing so could result in the loss of key personnel.
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
Our Manager may determine, in its discretion, to make a particular acquisition through an investment vehicle other than us. Investment allocation decisions will reflect a variety of factors, such as a particular vehicle’s availability of capital (including financing), investment objectives and concentration limits, legal, regulatory, tax and other similar considerations, the source of the opportunity and other factors that the Manager, in its discretion, deems appropriate. Our Manager does not have an obligation to offer us the opportunity to participate in any particular investment, even if it meets our asset acquisition objectives. In addition, employees of Fortress or certain of its affiliates—including personnel providing services to or on behalf of our Manager—may perform services for Fortress affiliates that may acquire or seek to acquire aviation and offshore energy-related assets.

Where Readers Can Find Additional Information
FTAI Aviation Ltd. is a Cayman Islands exempted company. Our principal executive offices are located at 1345 Avenue of the Americas, New York, New York 10105. FTAI Aviation Ltd. files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act, with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.
Our internet site is http://www.www.ftaiaviation.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Center - Corporate Governance’’ section are charters for our Audit Committee, Compensation Committee, Nominating Committee, as well as our Corporate Governance Guidelines, Code of Ethics for our officers, and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the transportation industries. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees and charterers that form our customer base. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Excess supply in oil and gas markets can put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In the past, a significant decline in oil prices has led to lower offshore exploration and production budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
We acquire a high concentration of a particular type of asset, or concentrate our investments in a particular sector, and our business, prospects, financial condition, results of operations and cash flows could be adversely affected by changes in market demand or problems specific to that asset or sector.
If we acquire a high concentration of a particular asset, or concentrate our investments in a particular sector, and our business and financial results could be adversely affected by sector-specific or asset-specific factors. If the market demand for a particular asset declines, it is redesigned or replaced by its manufacturer or it experiences design or technical problems, the value and rates relating to such asset may decline, and we may be unable to lease such asset on favorable terms, if at all. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
Our business is affected by the availability and price of the component parts that we use to maintain our products or to manufacture products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, pandemics, labor disputes, governmental actions and legislative or regulatory changes. As a result, our suppliers may fail to perform according to specifications when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance.
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
Volatility in energy prices could have a significant effect on a variety of items including, but not limited to, the economy and demand for transportation services.
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
Our operating leases are subject to greater residual risk than direct finance leases because we will own the assets at the expiration of an operating lease term and we may be unable to renew existing charters or leases at favorable rates, or at all, or sell the leased or chartered assets, and the residual value of the asset may be lower than anticipated. In addition, our ability to renew existing charter or leases or obtain new charters or leases will also depend on prevailing market conditions, and upon expiration of the contracts governing the leasing or charter of the applicable assets, we may be exposed to increased volatility in terms of rates and contract provisions. For example, we do not currently have long-term charters for our constructions support vessel and our ROV support vessel. Likewise, our customers may reduce their activity levels or seek to terminate or renegotiate their charters or leases with us. If we are not able to renew or obtain new charters or leases in direct continuation, or if new charters or leases are entered into at rates substantially below the existing rates or on terms otherwise less favorable compared to existing contractual terms, or if we are unable to sell assets for which we are unable to obtain new contracts or leases, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.
Litigation to enforce our contracts and recover our assets has inherent uncertainties that are increased by the location of our assets in jurisdictions that have less developed legal systems.
While some of our contractual arrangements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce our counterparties’ obligations under such contractual arrangements is subject to applicable laws in the jurisdiction in which enforcement is sought. While some of our existing assets are used in specific jurisdictions, transportation and aviation assets by their nature generally move throughout multiple jurisdictions in the ordinary course of business. As a result, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the owned assets in various jurisdictions cannot be predicted. To the extent more of our business shifts to areas outside of the United States and Europe, such as Asia and the Middle East, it may become more difficult and expensive to enforce our rights and recover our assets.
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
While our existing portfolio primarily consists of assets in the aviation sector, we are actively evaluating potential acquisitions of assets and operating companies in sectors of the aviation market in which we do not currently operate and we plan to be flexible as other attractive opportunities arise over time. To the extent we make acquisitions in other sectors, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. Many types of transportation assets, including certain aviation assets, are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such assets are to be used outside of the United States. Failing to register the assets, or losing such registration, could result in substantial penalties, forced liquidation of the assets and/or the inability to operate and, if applicable, lease the assets. We may need to incur significant costs to comply with the laws and regulations applicable to any such new acquisition. The failure to comply with these laws and regulations could cause us to incur significant costs, fines or penalties or require the assets to be removed from service for a period of time resulting in reduced income from these assets. In addition, if our acquisitions in other sectors produce insufficient revenues, or produce investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed.
The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
The agreements governing our indebtedness, including, but not limited to, the indentures governing our Senior Notes and the second amended and restated revolving credit facility entered into on September 20, 2022, as amended by Amendment No. 1, dated as of November 22, 2022 (the “Revolving Credit Facility”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact airports or aircraft or our physical facilities or those of our customers. In addition, it is also possible that our assets could be involved in a terrorist attack or other hostilities. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations. Although our lease and charter agreements generally require the counterparties to indemnify us against all damages arising out of the use of our assets, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes our assets.
Our leases and charters typically require payments in U.S. dollars, but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees or charterers may be unable to meet their payment obligations to us in a timely manner.
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
In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). As such, certain forms of financing such as finance leases may not be available to us. Please see “- If we are deemed an “investment company” under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”
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
Our corporate affairs are governed by our Articles, the Companies Act (As Revised) of the Cayman Islands (the ‘‘Cayman Companies Act’’) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.
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
The Financial Action Task Force has increased monitoring of the Cayman Islands.
In February 2021, the Cayman Islands was added to the Financial Action Task Force (‘‘FATF’’) list of jurisdictions whose anti-money laundering/counter-terrorist and proliferation financing practices are under increased monitoring, commonly referred to as the ‘‘FATF grey list.’’ The FATF was established in July 1989 by a Group of Seven (G-7) Summit and is a task force composed of member governments who agree to fund the FATF on temporary basis with specific goals and projects– it is an international policy-making body that sets international anti-money laundering standards and counter-terrorist financing measures. The FATF monitors countries to ensure they implement the FATF Standards fully and effectively and holds countries to account that do not comply. When the FATF places a jurisdiction under increased monitoring, it means the country has committed to resolve swiftly the identified strategic deficiencies within agreed timeframes and is subject to increased monitoring during that timeframe. Following its October 2022 plenary, it has been confirmed that the Cayman Islands has fully satisfied 62 out of 63 FATF recommendations and must now only demonstrate that it is prosecuting all types of money laundering cases in line with the jurisdiction’s risk profile. The Cayman Islands' progress towards satisfying this final recommended action will be assessed at the next FATF Plenary meeting in February 2023. Despite the progress the Cayman Islands has made on satisfying the final outstanding recommendation, it is still unclear how long this designation will remain in place and what ramifications, if any, the designation will have for the Company.
The Cayman Islands are included in the EU AML High-Risk Third Countries List.
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
Projects in the aerospace products and services sector are exposed to a variety of unplanned interruptions which could cause our results of operations to suffer.
Projects in the aerospace products and services sector are exposed to unplanned interruptions caused by breakdown or failure of equipment, aging infrastructure, employee error or contractor or subcontractor failure, limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements, fuel supply or fuel transportation reductions or interruptions, labor disputes, difficulties with the implementation or operation of information systems, power outages, pipeline or electricity line ruptures, catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires, or other disasters. Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, no assurance can be given that the occurrence of any such event will not materially adversely affect us.

Risks Related to Our Manager
We are dependent on our Manager and other key personnel at Fortress and may not find suitable replacements if our Manager terminates the Management Agreement or if other key personnel depart.
Our officers and other individuals who perform services for us are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager or the incentive payments distributed to Master GP and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
Our Management Agreement and the Services and Profit Sharing Agreement and our Articles were negotiated among affiliated parties, and their terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates invest in aviation assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, some of our directors and officers are also directors or officers of FTAI Infrastructure, Inc. (“FTAI Infrastructure”). Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We have previously purchased and may in the future purchase assets from these funds, and have previously co-invested and may in the future co-invest with these funds in aviation assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
Risks Related to Taxation
We expect the Company to be a passive foreign investment company (“PFIC”) and it could be a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes, which may result in adverse tax considerations for U.S. shareholders.
We expect the Company to be treated as a PFIC and it could be treated as a CFC for U.S. federal income tax purposes. If you are a U.S. person and do not make a valid qualified electing fund (“QEF”) election with respect to us and each of our PFIC subsidiaries, then, unless we are a CFC and you own 10% or more of our shares (by vote or value), you would generally be subject to special deferred tax with respect to certain distributions on our shares, any gain realized on a disposition of our shares, and certain other events. The effect of this deferred tax could be materially adverse to you. Alternatively, if you are such a shareholder and make a valid QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our shares (by vote or value), you will generally not be subject to those taxes, but could recognize taxable income in a taxable year with respect to our shares in excess of any distributions that we make to you in that year, thus giving rise to so called “phantom income” and to a potential out-of-pocket tax liability. No assurances can be given that any given shareholder will be able to make a valid QEF election with respect to us or our PFIC subsidiaries. See “U.S. Federal Income Tax Considerations —Considerations for U.S. Holders—PFIC Status and Related Tax Considerations.”
Assuming we are a PFIC, distributions made by us to a U.S. person will generally not be eligible for taxation at reduced tax rates generally applicable to “qualified dividends” paid by certain U.S. corporations and “qualified foreign corporations” to individuals. The more favorable rates applicable to other corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.
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
If we are treated as engaged in a trade or business in the United States, the portion of our net income, if any, that is “effectively connected” with such trade or business would be subject to U.S. federal income taxation at maximum corporate rates, currently 21%. In addition, we may be subject to an additional U.S. federal branch profits tax on our effectively connected earnings and profits at a rate of 30%. The imposition of such taxes could adversely affect our business and would result in decreased cash available for distribution to our shareholders. Although we (or one or more of our non-U.S. corporate subsidiaries) are expected to be treated as engaged in a U.S. trade or business, it is currently expected that only a small portion of our taxable income will be treated as effectively connected with such U.S. trade or business. However, no assurance can be given that the amount of effectively connected income will not be greater than currently expected, whether due to a change in our operations or otherwise.
If there is not sufficient trading in our shares, or if 50% of our shares are held by certain 5% shareholders, we could lose our eligibility for an exemption from U.S. federal income taxation on rental income from our aircraft or ships used in “international traffic” and could be subject to U.S. federal income taxation which would adversely affect our business and result in decreased cash available for distribution to our shareholders.
We expect that we will be eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”), which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft and ships used in international traffic by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption as changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft or ships must be organized in a country that grants a comparable exemption to U.S. lessors. The Cayman Islands and the Marshall Islands grant such exemptions. Additionally, certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if: (i) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (ii) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (iii) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If we were not eligible for the exemption under Section 883 of the Code, we expect that our U.S. source rental income would generally be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, we or certain of our non-U.S. subsidiaries did not comply with certain administrative guidelines of the U.S. Internal Revenue Service (the “IRS”), such that 90% or more of the U.S. source rental income of the Company or any of such subsidiaries were attributable to the activities of personnel based in the United States (in the case of bareboat leases), or from “regularly scheduled transportation” as defined in such administrative guidelines (in the case of time charter leases), our, or such subsidiary’s, U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, such U.S. source rental income would be subject to U.S. federal income taxation at the maximum corporate rate as well as state and local taxation. In addition, the Company or such subsidiary would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes could adversely affect our business and would result in decreased cash available for distribution to our shareholders.
We or our subsidiaries may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement among over 140 countries delineating an implementation plan, on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax, on December 15, 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and on February 2, 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 signatory jurisdictions. Legislatures in multiple countries outside of the EU have also drafted legislation consistent with the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position. In addition, a portion of certain of our or our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.
Risks Related to Our Shares
The market price and trading volume of our ordinary and preferred shares may be volatile, which could result in rapid and substantial losses for our shareholders.
The market price of our ordinary and preferred shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our ordinary and preferred shares may fluctuate and cause significant price variations to occur. If the market price of our ordinary or preferred shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our ordinary and preferred shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares include:
•a shift in our investor base;
•our quarterly or annual earnings, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our ordinary shares;
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

Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our ordinary and preferred shares.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of December 31, 2022, rights relating to 1,720,316 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations, acquisitions or investments. Upon our liquidation, lenders and holders of our debt and holders of our preferred shares (if any) would receive a distribution of our available assets before ordinary shareholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing ordinary shareholders on a preemptive basis. Therefore, additional issuances of ordinary shares, directly or through convertible or exchangeable securities warrants or options, will dilute the holdings of our existing ordinary shareholders and such issuances, or the perception of such issuances, may reduce the market price of our ordinary shares. Any preferred shares issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to ordinary shareholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, ordinary shareholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our ordinary shares.
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
Although we currently intend to pay regular quarterly dividends to holders of our ordinary shares, we may change our dividend policy at any time. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our ordinary shares are at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject. In addition, our existing indebtedness does, and our future indebtedness may, limit our ability to pay dividends on our ordinary and preferred shares. Moreover, pursuant to the Services and Profit Sharing Agreement, Master GP is entitled to receive incentive payments before any amounts are distributed by us based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively. Furthermore, the terms of our preferred shares generally prevent us from declaring or paying dividends on or repurchasing our ordinary shares or other junior capital unless all accrued distributions on such preferred shares have been paid in full.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.

Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Ireland and Dubai. Additionally, our aviation leasing business and offshore energy business lease office space in New York, Florida, Wales and Singapore, respectively. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares were previously listed on the NYSE from May 15, 2015, the date of the IPO. Our ordinary shares were transferred from the NYSE to The Nasdaq Global Select Market on April 26, 2022, continuing to be listed under the ticker symbol “FTAI”. As of February 22, 2023, there were approximately 17 record holders of our ordinary shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
Although we currently intend to continue to pay regular quarterly dividends to holders of our ordinary shares, we may change our dividend policy at any time and no assurances can be given that any future dividends will be paid or, if paid, as to the amounts or timing. The declaration and payment of dividends to holders of our ordinary shares will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. In addition, our existing indebtedness does, and our future indebtedness may, limit our ability to pay dividends on our ordinary and preferred shares.
On February 23, 2023, our Board of Directors declared a cash dividend on our ordinary shares of $0.30 per share for the quarter ended December 31, 2022, payable on March 22, 2023 to the holders of record on March 10, 2023.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with the IPO, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) referred to then as the Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan, which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. On November 10, 2022, in connection with the Merger, the Incentive Plan was assumed by FTAI Aviation Ltd. and renamed the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, and on February 23, 2023, the Incentive Plan was amended to provide for the ability to award equity compensation awards in the form of restricted stock units in addition to the other forms of award described above. As of December 31, 2022, the Incentive Plan provides for the issuance of up to 29.8 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2022.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	1,735,316	$22.67	29,817,943
Equity compensation plans not approved by security holders	—	—	—
Total	1,735,316		29,817,943
______________________________________________________________________________________
(1) Excludes 25,000 stock options and 157,057 ordinary shares issued to directors as compensation.

Performance Graph
The following graph compares the cumulative total return for our ordinary shares (share price change plus reinvested dividends) with the comparable return of three indices: S&P Mid Cap 400, Russell 2000, and Dow Jones US Transportation Services. The graph assumes an investment of $100 in our ordinary shares and in each of the indices on December 31, 2017, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among FTAI Aviation Ltd., the S&P Midcap 400 Index, the Russell 2000 Index and the Dow Jones US Transportation Services Index

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
Index Value
12/17
12/18
12/19
12/20
12/21
12/22
FTAI Aviation Ltd.
S&P Midcap 400
Russell 2000
Dow Jones US Transportation Services

*$100 each invested on December 31, 2017 in stock and index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)	December 31,
Index	2017	2018	2019	2020	2021	2022
FTAI Aviation Ltd.	$100.00	$78.85	$118.21	$161.17	$210.02	$156.58
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Dow Jones US Transportation Services	100.00	60.49	82.03	98.28	147.14	89.63

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
A discussion of our cash flows for 2021 compared to 2020 is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation assets since 2002. As of December 31, 2022, we had total consolidated assets of $2.4 billion and total equity of $19.4 million.
Impact of Russia’s Invasion of Ukraine
Due to Russia’s invasion of Ukraine during the first quarter of 2022, the United States, European Union, United Kingdom, and others have imposed economic sanctions and export controls against Russia and Russia’s aviation industry. The sanctions include but are not limited to the ban on the export and sale or lease of all aircraft, engines, and equipment and on all related repair and maintenance services to Russia and Russian airlines. We have complied, and will continue to comply, with all applicable sanctions and we have terminated the leases of all our aircraft and engines with Russian airlines. As a result of the sanctions imposed on Russian airlines and related lease terminations, we recognized approximately $47.1 million in provision for credit losses during the year ended December 31, 2022.
We continue to pursue efforts to remove and repossess all of our aircraft and engines from Russia and Ukraine. As of December 31, 2022, four aircraft and one engine were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft that had not been recovered from Ukraine and Russia during the first quarter of 2022. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the carrying value of leasing equipment assets that we have not recovered from Ukraine and Russia for the year ended December 31, 2022.
Our lessees are required to provide insurance coverage with respect to leased aircraft and engines, and we are named as insureds under those policies in the event of a total loss of an aircraft or engine. We also purchase insurance which provides us with coverage when our aircraft or engines are not subject to a lease or where a lessee’s policy fails to indemnify us. The insured value of the aircraft and engines that remain in Ukraine and Russia is approximately $274.0 million. We are pursuing all our claims under these policies. However, the timing and amount of any recoveries under these policies are uncertain.
The extent of the impact of Russia’s invasion of Ukraine and the related sanctions on our operational and financial performance, including the ability for us to recover our leasing equipment in the region, will depend on future developments, including the duration of the conflict, sanctions and restrictions imposed by Russian and international governments, all of which remain uncertain.
Spin-Off of FTAI Infrastructure Inc. (“FTAI Infrastructure”)
On August 1, 2022, Fortress Transportation and Infrastructure Investors LLC (“we”, “us”, “our”, “FTAI” or the “Company” pre-Merger, as defined below, and FTAI Aviation Ltd. post-Merger) effected a spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly-owned subsidiary of the Company as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022.
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
In connection with the spin-off, the Company and the Manager assigned the Company’s then-existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Manager executed an amended and restated agreement. The Company and certain of its subsidiaries executed a new management agreement with the Manager. The new management agreement has an initial term of six years. The Manager is entitled to a management fee and reimbursement of certain expenses on substantially similar terms as the previous arrangements with the Manager, which were assigned to FTAI Infrastructure. Prior to the Merger described below, our Manager remained entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) on the same terms as they existed prior to spin-off. Following the Merger, the Company entered into a Services and Profit Sharing Agreement (the “Services and Profit Sharing Agreement”), with a subsidiary of the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”), pursuant to which Master GP is entitled to incentive payments on substantially similar terms as the previous arrangements.
On November 10, 2022, the Company completed the transactions set forth in the Agreement and Plan of Merger (the “Merger”) between Fortress Transportation and Infrastructure Investors LLC (“FTAI”) and FTAI Aviation Ltd. (“FTAI Aviation”) and certain other parties, with FTAI becoming a subsidiary of the company. As a result of the merger, the FTAI became a Cayman Islands exempted company. Upon merger completion, Fortress Transportation and Infrastructure Investors LLC public common shareholders’ shares of the Company were exchanged automatically for shares of FTAI Aviation Ltd. without any further action from the shareholders.
Operating Segments
As a result of the spin-off of FTAI Infrastructure effective August 1, 2022, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aircraft engines and aftermarket components for aircraft engines. Prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting.

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

Results of Operations
Adjusted EBITDA (non-GAAP)
The chief operating decision maker (“CODM”) utilizes Adjusted EBITDA as the key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance and make resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
During the third quarter of 2022, the Company updated its measure of segment profit to include the add back of dividends on preferred shares in Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, dividends on preferred shares and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Revenues
Lease income	$178,874	$172,117	$177,476	$6,757	$(5,359)
Maintenance revenue	148,846	128,819	101,462	20,027	27,357
Finance lease income	440	1,747	2,260	(1,307)	(513)
Asset sales revenue	208,500	—	—	208,500	—
Aerospace products revenue	153,550	23,301	—	130,249	23,301
Other revenue	18,201	9,599	16,736	8,602	(7,137)
Total revenues	708,411	335,583	297,934	372,828	37,649

Expenses
Cost of sales	248,385	14,308	—	234,077	14,308
Operating expenses	132,264	59,615	40,121	72,649	19,494
General and administrative	14,164	13,448	14,106	716	(658)
Acquisition and transaction expenses	13,207	17,911	9,868	(4,704)	8,043
Management fees and incentive allocation to affiliate	3,562	684	5,446	2,878	(4,762)
Depreciation and amortization	152,917	147,740	141,286	5,177	6,454
Asset impairment	137,219	10,463	33,978	126,756	(23,515)
Interest expense	169,194	155,017	87,442	14,177	67,575
Total expenses	870,912	419,186	332,247	451,726	86,939

Other income (expense)
Equity in losses of unconsolidated entities	(369)	(1,403)	(1,932)	1,034	529
Gain (loss) on sale of assets, net	77,211	49,015	(300)	28,196	49,315
Loss on extinguishment of debt	(19,859)	(3,254)	(6,943)	(16,605)	3,689
Other income (expense)	207	(490)	94	697	(584)
Total other income (expense)	57,190	43,868	(9,081)	13,322	52,949
Loss from continuing operations before income taxes	(105,311)	(39,735)	(43,394)	(65,576)	3,659
Provision for (benefit from) income taxes	5,300	3,126	(4,343)	2,174	7,469
Net loss from continuing operations	(110,611)	(42,861)	(39,051)	(67,750)	(3,810)
Net loss from discontinued operations, net of income taxes	(101,416)	(87,845)	(64,641)	(13,571)	(23,204)
Net loss	(212,027)	(130,706)	(103,692)	(81,321)	(27,014)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	—	—	—	—	—
Discontinued operations	(18,817)	(26,472)	(16,522)	7,655	(9,950)
Less: Dividends on preferred shares	27,164	24,758	17,869	2,406	6,889
Net loss attributable to shareholders	$(220,374)	$(128,992)	$(105,039)	$(91,382)	$(23,953)

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Net loss attributable to shareholders from continuing operations	$(137,775)	$(67,619)	$(56,920)	$(70,156)	$(10,699)
Add: Provision for (benefit from) income taxes	5,300	3,126	(4,343)	2,174	7,469
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	13,207	17,911	9,868	(4,704)	8,043
Add: Losses on the modification or extinguishment of debt and capital lease obligations	19,859	3,254	6,943	16,605	(3,689)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	137,219	10,463	33,978	126,756	(23,515)
Add: Incentive allocations	3,489	—	—	3,489	—
Add: Depreciation & amortization expense (1)	190,031	175,718	171,632	14,313	4,086
Add: Interest expense and dividends on preferred shares	196,358	179,775	105,311	16,583	74,464
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	40	(1,203)	(1,932)	1,243	729
Less: Equity in losses of unconsolidated entities	369	1,403	1,932	(1,034)	(529)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$428,097	$322,828	$266,469	$105,269	$56,359
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) depreciation and amortization expense of $152,917, $147,740 and $141,286, (ii) lease intangible amortization of $13,913, $4,993 and $3,747 and (iii) amortization for lease incentives of $23,201, $22,985 and $26,599, respectively.
(2) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) net loss of $(369), $(1,403) and $(1,932), and (ii) depreciation and amortization expense of $409, $200 and $0, respectively.
Revenues
Presentation of assets sales
During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Revenues in the Consolidated Statement of Operations for the third and fourth quarters of 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations for the third and fourth quarters of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain (loss) on sale of assets, net on the Consolidated Statement of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were under leasing arrangements with customers prior to sales and are included in Leasing equipment, net, on the Consolidated Balance Sheets.
Comparison of the years ended December 31, 2022 and 2021
Total revenues increased $372.8 million, primarily due to an increase in Asset sales revenue, Aerospace Products revenue, maintenance revenue, other revenue and lease income.
Asset sales revenue increased $208.5 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment during 2022. See above discussion regarding presentation of asset sales.
Aerospace Products revenue increased $130.2 million driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continue to ramp-up in 2022. See above discussion regarding presentation of asset sales.
Maintenance revenue increased $20.0 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft in the prior year and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines during the first quarter of 2022.

Other revenue increased $8.6 million primarily due primarily due to an increase in end-of lease redelivery compensation.
Lease income increased $6.8 million primarily due to an increase in the Offshore Energy business as two of our vessels were on-hire longer in 2022 compared to 2021. This increase was partially offset by the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines during the first quarter of 2022. Basic lease revenues from our owned aircraft and engines leased to Russian airlines was approximately $39.8 million for the year ended December 31, 2021. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease during the year.
Expenses
Total expenses increased $451.7 million primarily due to higher (i) cost of sales, (ii) asset impairment charges, (iii) operating expenses, (iv) interest expense, (v) depreciation and amortization, and (vi) management fees and incentive allocation to affiliate partially offset by lower (vii) acquisition and transaction expenses.
Cost of sales increased $234.1 million primarily as a result of an increase in asset sales and Aerospace Product sales and the gross presentation of asset sales revenue and Aerospace Product revenues as described above.
Asset impairment increased $126.8 million primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
Operating expenses increased $72.6 million primarily due to:
•an increase of $48.5 million in the Aviation Leasing segment primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines, and increases in insurance expense, shipping and storage fees, professional fees, and repairs and maintenance expenses.
•an increase of $17.6 million in the Offshore Energy business which reflects increases in offshore crew expenses, project costs and other operating expenses as our vessels were on-hire longer in 2022 compared to 2021, as well as crane repairs on one of our vessels.
•an increase of $6.5 million in the Aerospace Products segment primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Interest expense increased $14.2 million, which reflects an increase in the average outstanding debt of approximately $354.7 million due to increases in (i) the Senior Notes due 2028 of $459.7 million, (ii) the 2021 Bridge Loans issued in December 2021 and February 2022 of $169.9 million and (iii) the Revolving Credit Facility of $49.7 million, partially offset by a decrease in (iv) the Bridge Loans of $108.3 million, (v) the Senior Notes due 2022 of $133.1 million, which was redeemed in full in May 2021, and (vi) the Senior Notes due 2025 of $83.2 million, which were partially redeemed in August 2022.
Depreciation and amortization increased $5.2 million primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Management fees and incentive allocation to affiliate increased $2.9 million primarily due to an increase in incentive fee due to the Manager.
Acquisition and transaction expenses decreased $4.7 million primarily due to a decrease in professional fees related to the Transtar acquisition in 2021.
Other income (expense)
Total other income increased $13.3 million primarily due to (i) an increase of $28.2 million in gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments from more opportunistic asset sales transactions, partially offset by (ii) an increase of $16.6 million in loss on extinguishment of debt primarily related to the 2022 paydown of the 2021 Bridge Loan and the partial redemption of the Senior Notes due 2025 in connection with the spin-off of FTAI Infrastructure. See above discussion regarding presentation of asset sales and impact on gain on sales of assets, net.
Provision for income taxes
The provision for income taxes increased $2.2 million primarily due to a higher provision in the Aerospace Products segment.
Net loss from continuing operations
Net loss from continuing operations increased $67.8 million primarily due to the changes noted above.
Net loss from discontinued operations
Net loss from discontinued operations increased $13.6 million primarily due to:
•An increase in net loss of $34.7 million in the Ports and Terminals business in 2022 of which $32.6 million relates to our equity pick-up in net losses for the Long Ridge investment.
•An increase in acquisition and transaction expense of $11.9 million during 2022 related to the spin-off of the infrastructure business;

•Offset by a decrease in net loss of $22.6 million in the Jefferson business in 2022 which is primarily driven by seven months of activity during 2022 compared to a full year of activity in 2021; and
•An increase in net income of $8.4 million on the Transtar business, which was acquired on July 28, 2021.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $105.3 million primarily due to the changes noted above.
Comparison of the years ended December 31, 2021 and 2020
Total revenues increased $37.6 million, primarily due to increases in maintenance revenue and Aerospace Products revenue, partially offset by decreases in other revenue and lease income.
Maintenance revenue increased $27.4 million primarily due to an increase in aircraft and engine utilization and the recognition of maintenance deposits due to the redelivery of aircraft, partially offset by the increase in the number of aircraft and engines redelivered.
Aerospace Products revenue increased $23.3 million driven by an increase in sales relating to engine modules, spare parts and used material inventory as operations began in 2021.
Lease income decreased $5.4 million primarily due to an increase in the number of aircraft redelivered, partially offset by an increase in the number of aircraft and engines placed on lease towards the end of the year.
Other revenue decreased $7.1 million primarily due to lower end-of-lease redelivery compensation and the settlement of an engine loss during 2020.
Expenses
Total expenses increased $86.9 million primarily due to higher interest expense, operating expenses, cost of sales, acquisition and transaction expenses, and depreciation and amortization, partially offset by lower asset impairment charges and management fees and incentive allocation to affiliate.
Interest expense increased $67.6 million, which reflects an increase in the average outstanding debt of approximately $724.0 million primarily due to increases in (i) the Senior Notes due 2028 of $542.5 million, (ii) the Senior Notes due 2025 of $373.1 million, (iii) the Senior Notes due 2027 of $200.0 million, (iv) the Bridge Loans of $108.3 million and (v) the Revolving Credit Facility of $37.9 million, partially offset by a decrease in (vi) the Senior Notes due 2022 of $540.2 million, which were redeemed in full in May 2021.
Operating expenses increased $19.5 million primarily as a result of an increase of bad debt expense as certain customers continued to experience liquidity issues due to the on-going effects of COVID, commissions related to sales from the used serviceable material program, shipping and storage fees, repairs and maintenance expense and other operating expenses.
Cost of sales increased $14.3 million primarily as a result of an increase in Aerospace Product revenues.
Acquisition and transaction expenses increased $8.0 million primarily due an increase in professional fees related to the acquisition of Transtar and other strategic initiatives.
Depreciation and amortization increased $6.5 million primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Asset impairment decreased $23.5 million primarily due lower asset impairment charges in 2021, which were primarily related to early lease terminations in 2020.
Management fees and incentive allocation to affiliate decreased $4.8 million which reflects a decrease in the base management fee as our average total equity was lower in 2021 compared to 2020.
Other income (expense)
Total other income increased $52.9 million primarily due to an increase of $49.3 million in gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments from opportunistic asset sales transactions, partially offset by a decrease of $3.7 million in loss on extinguishment of debt.
Provision for income taxes
The provision for income taxes increased $7.5 million primarily due to higher provisions from sales in the Aviation Leasing and Aerospace Products segments.
Net loss from continuing operations
Net loss from continuing operations increased $3.8 million primarily due to the changes noted above.

Net loss from discontinued operations
Net loss from discontinued operations increased $23.2 million primarily due to:
•An increase in net loss of $21.5 million on the Jefferson business in 2021 which primarily reflects (i) a decrease in crude marketing revenue of $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in 2019 and final transactions settling in the first quarter of 2020, (ii) a decrease in terminal services revenues of $6.2 million which reflects lower volumes in the first half of 2021 due to lower global oil demand related to COVID-19 and (iii) increased expenses of $7.5 million.
•An increase in net loss of $12.8 million on the Ports and Terminals business in 2021 of which $8.2 million relates to our equity pick-up in net losses for the Long Ridge investment; and
•An increase in acquisition and transaction expense of $4.0 million during 2021 related to the spin-off of the infrastructure business;
•Offset by a partial year of income of $15.3 million from the Transtar business, which was acquired on July 28, 2021.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $56.4 million primarily due to the changes noted above.

Aviation Leasing Segment
As of December 31, 2022, in our Aviation Leasing segment, we own and manage 330 aviation assets, consisting of 106 commercial aircraft and 224 engines, including four aircraft and one engine that were still located in Ukraine and eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2022, 79 of our commercial aircraft and 133 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 71% utilized during the three months ended December 31, 2022, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 42 months, and our engines currently on-lease have an average remaining lease term of 11 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2022	13	95	108
Purchases	1	38	39
Sales	(3)	(5)	(8)
Transfers	(3)	(30)	(33)
Assets at December 31, 2022	8	98	106

Engines
Assets at January 1, 2022	68	139	207
Purchases	2	62	64
Sales	(36)	(35)	(71)
Transfers	6	18	24
Assets at December 31, 2022	40	184	224

The following table presents our results of operations for our Aviation Leasing segment:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Revenues
Lease income	$158,628	$161,986	$166,331	$(3,358)	$(4,345)
Maintenance revenue	148,846	128,819	101,462	20,027	27,357
Finance lease income	440	1,747	2,260	(1,307)	(513)
Asset sales revenue	208,500	—	—	208,500	—
Other revenue	11,499	5,569	11,158	5,930	(5,589)
Total revenues	527,913	298,121	281,211	229,792	16,910

Expenses
Cost of sales	159,490	—	—	159,490	—
Operating expenses	81,232	32,757	20,667	48,475	12,090
Acquisition and transaction expenses	1,923	982	6,687	941	(5,705)
Depreciation and amortization	144,258	139,678	133,904	4,580	5,774
Asset impairment	137,219	10,463	33,978	126,756	(23,515)
Total expenses	524,122	183,880	195,236	340,242	(11,356)

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	740	—	(1,932)	740	1,932
Gain (loss) on sale of assets, net	58,649	29,098	(300)	29,551	29,398
Other income (expense)	246	(527)	94	773	(621)
Total other income (expense)	59,635	28,571	(2,138)	31,064	30,709
Income before income taxes	63,426	142,812	83,837	(79,386)	58,975
Provision for (benefit from) income taxes	2,502	2,073	(4,812)	429	6,885
Net income	60,924	140,739	88,649	(79,815)	52,090
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Net income attributable to shareholders	$60,924	$140,739	$88,649	$(79,815)	$52,090

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Net income attributable to shareholders	$60,924	$140,739	$88,649	$(79,815)	$52,090
Add: Provision for (benefit from) income taxes	2,502	2,073	(4,812)	429	6,885
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	1,923	982	6,687	941	(5,705)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	137,219	10,463	33,978	126,756	(23,515)
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	181,372	167,656	164,250	13,716	3,406
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	925	—	(1,932)	925	1,932
Less: Equity in (earnings) losses of unconsolidated entities	(740)	—	1,932	(740)	(1,932)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$384,125	$321,913	$288,752	$62,212	$33,161
__________________________________________________
(1) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) depreciation expense of $144,258, $139,678 and $133,904, (ii) lease intangible amortization of $13,913, $4,993 and $3,747 and (iii) amortization for lease incentives of $23,201, $22,985 and $26,599, respectively.
(2) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) net income (loss) of $740, $— and $(1,932) and (ii) depreciation and amortization of $185, $0 and $0, respectively.

Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $229.8 million driven by an increase in asset sales revenue, maintenance revenue and other revenue, partially offset by a decrease in lease income.
•Asset sales revenue increased $208.5 million primarily due to an increase in the sale of commercial aircraft and engines during 2022. See above discussion regarding presentation of asset sales.
•Maintenance revenue increased $20.0 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft in the prior year and lower maintenance billings related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines during the first quarter of 2022.
•Other revenue increased $5.9 million primarily due to an increase in end-of lease redelivery compensation.
•Lease income decreased $3.4 million primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines during the first quarter of 2022. Basic lease revenues from our owned aircraft and engines leased to Russian airlines was approximately $39.8 million for the year ended December 31, 2021. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease during the year.
Expenses
Total expenses increased $340.2 million primarily driven by an increase in cost of sales, asset impairment, operating expenses and depreciation and amortization expense.

•Cost of sales increased $159.5 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related costs of sales as described above.
•Asset impairment increased $126.8 million primarily due to the write down of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
•Operating expenses increased $48.5 million primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines, and increases in insurance expense, shipping and storage fees, professional fees, and repairs and maintenance expenses.
•Depreciation and amortization expense increased $4.6 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income
Total other income increased $31.1 million primarily due to (i) an increase of $29.6 million in gain on the sale of assets, net due to more opportunistic sales transactions, (ii) a decrease of $0.8 million in other expenses and, (iii) an increase of $0.7 million in our proportionate share of unconsolidated entities’ net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $62.2 million primarily due to the changes noted above.
Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues increased $16.9 million driven by an increase in maintenance revenue, partially offset by a decrease in other revenue and lease income.
•Maintenance revenue increased $27.4 million primarily due to an increase in aircraft and engine utilization due to additional travel and recoveries from COVID and the recognition of maintenance deposits due to the redelivery of aircraft, partially offset by the increase in the number of aircraft and engines redelivered.
•Other revenue decreased $5.6 million primarily due to lower end-of-lease redelivery compensation and the settlement of an engine loss during 2020.
•Lease income decreased $4.3 million primarily due to an increase in the number of aircraft redelivered, partially offset by an increase in the number of aircraft and engines placed on lease towards the end of the year.
Expenses
Total expenses decreased $11.4 million primarily driven by a decrease in asset impairment, partially offset by an increase in operating expenses and depreciation and amortization expense.
•Asset impairment decreased $23.5 million primarily due lower asset impairment charges in 2021 which were primarily related to early lease terminations due to COVID in 2020.
•Operating expenses increased $12.1 million primarily as a result of an increase in bad debt expense, shipping and storage fees, repairs and maintenance expenses and other operating expenses.
•Depreciation and amortization expense increased $5.8 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income
Total other income increased $30.7 million primarily due to an increase of $29.4 million in gain on sale of assets, net and a decrease of $1.9 million in our proportionate share of unconsolidated entities’ net loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $33.2 million primarily due to the changes noted above.

Aerospace Products Segment
The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aircraft engines and aftermarket components primarily for the CFM56-7B and CFM56-5B commercial aircraft engines. Our engine and module sales are facilitated through The Module Factory, a dedicated commercial maintenance program, designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines, performed by a third party. Used serviceable material is sold through our exclusive partnership with AAR Corp, who is responsible for the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.

The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Aerospace products revenue	$153,550	$23,301	$—	$130,249	$23,301

Expenses
Cost of sales	88,895	14,308	—	74,587	14,308
Operating expenses	11,967	5,429	—	6,538	5,429
Acquisition and transaction expenses	243	—	—	243	—
Depreciation and amortization	258	66	—	192	66
Total expenses	101,363	19,803	—	81,560	19,803

Other income (expense)
Equity in losses of unconsolidated entities	(1,109)	(1,403)	—	294	(1,403)
Gain on sale of assets, net	18,562	19,917	—	(1,355)	19,917
Total other income	17,453	18,514	—	(1,061)	18,514
Income before income taxes	69,640	22,012	—	47,628	22,012
Provision for income taxes	2,961	1,135	—	1,826	1,135
Net income	66,679	20,877	—	45,802	20,877
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Net income attributable to shareholders	$66,679	$20,877	$—	$45,802	$20,877

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Net income attributable to shareholders	$66,679	$20,877	$—	$45,802	$20,877
Add: Provision for income taxes	2,961	1,135	—	1,826	1,135
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	243	—	—	243	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	258	66	—	192	66
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(885)	(1,203)	—	318	(1,203)
Less: Equity in losses of unconsolidated entities	1,109	1,403	—	(294)	1,403
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$70,365	$22,278	$—	$48,087	$22,278
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) net loss of $(1,109), $(1,403) and $0 and (ii) depreciation and amortization of $224, $200 and $0, respectively.

Comparison of the years ended December 31, 2022 and 2021
Revenues
Total Aerospace Products revenue increased $130.2 million primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2022. See above discussion regarding presentation of asset sales.
Expenses
Total expenses increased $81.6 million primarily due to an increase in costs of sales and operating expenses.
•Cost of sales increased $74.6 million primarily as a result of an increase in Aerospace Product sales and the gross presentation described above.
•Operating expenses increased $6.5 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Other income (expense)
Total other income decreased $1.1 million which primarily reflects a decrease of $1.4 million in gain on sale of assets, net partially offset by a decrease of $0.3 million in our proportionate share of unconsolidated entities’ net loss. See above discussion regarding presentation of asset sales.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $48.1 million primarily due to the changes noted above.
Comparison of the years ended December 31, 2021 and 2020
Revenues
Total Aerospace Products revenue increased $23.3 million primarily driven by an increase in sales relating to engine modules, spare parts and used material inventory as operations began in 2021.
Expenses
Total expenses increased $19.8 million primarily due to an increase in costs of sales and operating expenses.
•Cost of sales increased $14.3 million primarily as a result of an increase in Aerospace Product sales.
•Operating expenses increased $5.4 million primarily due to an increase in commission expenses due to the increase in sales from the used serviceable material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Other income (expense)
Total other income increased $18.5 million, which primarily reflects an increase of $19.9 million in gain on sale of assets, net from sales that began in 2021 partially offset by an increase of $1.4 million in our proportionate share of unconsolidated entities’ net loss.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $22.3 million primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Revenues
Lease income	$20,246	$10,131	$11,145	$10,115	$(1,014)
Other revenue	6,702	4,030	5,578	2,672	(1,548)
Total revenues	26,948	14,161	16,723	12,787	(2,562)

Expenses
Operating expenses	39,065	21,429	19,454	17,636	1,975
General and administrative	14,164	13,448	14,106	716	(658)
Acquisition and transaction expenses	11,041	16,929	3,181	(5,888)	13,748
Management fees and incentive allocation to affiliate	3,562	684	5,446	2,878	(4,762)
Depreciation and amortization	8,401	7,996	7,382	405	614
Interest expense	169,194	155,017	87,442	14,177	67,575
Total expenses	245,427	215,503	137,011	29,924	78,492

Other (expense) income
Loss on extinguishment of debt	(19,859)	(3,254)	(6,943)	(16,605)	3,689
Other (expense) income	(39)	37	—	(76)	37
Total other expense	(19,898)	(3,217)	(6,943)	(16,681)	3,726
Loss before income taxes	(238,377)	(204,559)	(127,231)	(33,818)	(77,328)
(Benefit from) provision for income taxes	(163)	(82)	469	(81)	(551)
Net loss	(238,214)	(204,477)	(127,700)	(33,737)	(76,777)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Less: Dividends on preferred shares	27,164	24,758	17,869	2,406	6,889
Net loss attributable to shareholders from continuing operations	$(265,378)	$(229,235)	$(145,569)	$(36,143)	$(83,666)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs '21	'21 vs '20
Net loss attributable to shareholders from continuing operations	$(265,378)	$(229,235)	$(145,569)	$(36,143)	$(83,666)
Add: (Benefit from) provision for income taxes	(163)	(82)	469	(81)	(551)
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	11,041	16,929	3,181	(5,888)	13,748
Add: Losses on the modification or extinguishment of debt and capital lease obligations	19,859	3,254	6,943	16,605	(3,689)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	3,489	—	—	3,489	—
Add: Depreciation and amortization expense	8,401	7,996	7,382	405	614
Add: Interest expense and dividends on preferred shares	196,358	179,775	105,311	16,583	74,464
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(26,393)	$(21,363)	$(22,283)	$(5,030)	$920
Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $12.8 million primarily due to an increase in the Offshore Energy business as two of our vessels were on-hire longer in 2022 compared to 2021.
Expenses
Total expenses increased $29.9 million primarily due to higher interest expense, operating expenses, management fees and incentive allocation to affiliate partially offset by lower acquisition and transaction expenses.
•Interest expense increased $14.2 million, which reflects an increase in the average outstanding debt of approximately $354.7 million due to increases in (i) the Senior Notes due 2028 of $459.7 million, (ii) the 2021 Bridge Loans issued in December 2021 and February 2022 of $169.9 million and (iii) the Revolving Credit Facility of $49.7 million, partially offset by a decrease in (iv) the Bridge Loans of $108.3 million, (v) the Senior Notes due 2022 of $133.1 million, which was redeemed in full in May 2021, and (vi) the Senior Notes due 2025 of $83.2 million, which were partially redeemed in August 2022.
•Operating expenses increased $17.6 million which reflects increases in offshore crew expenses, project costs and other operating expenses as our vessels were on-hire longer in 2022 compared to 2021, as well as crane repairs on one of our vessels.
•Management fees and incentive allocation to affiliate increased $2.9 million primarily due to an increase in incentive fee due to the Manager.
•Acquisition and transaction expenses decreased $5.9 million primarily due a decrease in professional fees related to the Transtar acquisition in 2021.
Other expense
Total other expense increased $16.7 million which primarily reflects $16.6 million increase in loss on extinguishment of debt primarily related to the pay-down of the 2021 Bridge Loans and the partial redemption of the Senior Notes due 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $5.0 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues decreased $2.6 million primarily due to a decrease in the Offshore Energy business as one of our vessels was on-hire longer in 2020 compared to 2021.
Expenses
Total expenses increased $78.5 million primarily due to higher interest expense and acquisition and transaction expenses, partially offset by lower management fees and incentive allocation to affiliate.
•Interest expense increased $67.6 million, which reflects an increase in the average outstanding debt of approximately $724.0 million primarily due to increases in (i) the Senior Notes due 2028 of $542.5 million, (ii) the Senior Notes due 2025 of $373.1 million, (iii) the Senior Notes due 2027 of $200.0 million, (iv) the Bridge Loans of $108.3 million and (v) the Revolving Credit Facility of $37.9 million, partially offset by a decrease in (vi) the Senior Notes due 2022 of $540.2 million, which were redeemed in full in May 2021.
•Acquisition and transaction expenses increased $13.7 million primarily due an increase in professional fees related to the acquisition of Transtar and other strategic initiatives.
•Management fees and incentive allocation to affiliate decreased $4.8 million which reflects a decrease in the base management fee as our average total equity was lower in 2021 compared to 2020.
Other expense
Total other expense decreased $3.7 million which primarily reflects a $3.7 million decrease in loss on extinguishment of debt.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.9 million primarily due to the changes noted above.
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
Geographic Information
Please refer to Note 14 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2022, 2021 and 2020, as well as a report of our total property, plant and equipment as of December 31, 2022 and 2021.

Liquidity and Capital Resources
In April 2022, the Board of Directors unanimously approved the spin-off of FTAI Infrastructure. The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022. The distribution was completed on August 1, 2022.
In connection with the spin-off, completed on August 1, 2022, FTAI Infrastructure paid a dividend of $730.3 million to the Company. The Company used these proceeds to repay all outstanding borrowings under its 2021 bridge loans, $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. FTAI retained the aviation business and certain other assets, and FTAI’s remaining outstanding corporate indebtedness.

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
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our ordinary and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $831.5 million, $1.5 billion and $597.5 million during the years ended December 31, 2022, 2021, and 2020, respectively.
•Distributions to shareholders, including cash dividends, were $155.6 million, $142.8 million and $131.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $29.4 million, $16.9 million and $110.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.
•During the year ended December 31, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million (ii) Revolving Credit Facility of $565.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of (i) $604.5 million relating to the Revolving Credit Facility, (ii) $340.0 million related to the 2021 Bridge Loans and (iii) $200.0 million related to the Senior Notes due 2025.
During the year ended December 31, 2021, additional borrowings were obtained in connection with the (i) Senior Notes due 2028 of $1.0 billion, (ii) Revolving Credit Facility of $690.0 million, (iii) Bridge Loan Agreement of $650.0 million, (iv) Series 2021 Bonds of $425.0 million, (v) 2021 Bridge Loans of $100.5 million and (vi) EB-5 Loan Agreement of $26.1 million. We made principal payments of $1.6 billion related to the Bridge Loan Agreement, Revolving Credit Facility and Senior Notes due 2022.
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
•Proceeds from the sale of subsidiaries and assets were $414.2 million, $163.4 million and $72.2 million during the years ended December 31, 2022, 2021, and 2020, respectively.
•Proceeds from the issuance of ordinary shares, net of issuance costs were $323.1 million during the year ended December 31, 2021. There were no issuances of ordinary shares in 2022 or 2020.
•Proceeds from the issuance of preferred shares, net of underwriters discount and issuance costs, were $101.2 million and $19.7 million during the years ended December 31, 2021 and 2020, respectively..

We are currently evaluating several potential transactions and related financings, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction or related financing.
Historical Cash Flow
The following table presents our historical cash flow from both continuing and discontinued operations:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flow data:
Net cash (used in) provided by operating activities	$(20,657)	$(22,044)	$63,106
Net cash used in investing activities	(411,253)	(1,286,958)	(509,123)
Net cash provided by financing activities	44,914	1,587,645	364,918
Comparison of the years ended December 31, 2022 and 2021
Net cash used in operating activities decreased $1.4 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including increases in (i) asset impairment of $126.8 million, (ii) provision for credit losses of $35.0 million, (iii) equity in losses of unconsolidated entities of $34.2 million and (iv) loss on extinguishment of debt of $16.6 million partially offset by (v) an increase in gain on sale of assets of $92.6 million, (vi) an increase in our net loss of $81.3 million, and (vii) a decrease in net working capital of $35.3 million.
Net cash used in investing activities decreased $875.7 million primarily due to (i) a decrease in cash used in acquisitions of business, net of cash acquired, of $623.3 million, (ii) higher proceeds from the sale of leasing equipment of $250.0 million and (iii) a decrease in investment of unconsolidated entities of $47.3 million, partially offset by (iv) an increase in acquisition of leasing equipment of $65.7 million and (ii) an increase in acquisition of lease intangibles of $7.1 million.
Net cash provided by financing activities decreased $1.5 billion primarily due to (i) a decrease in proceeds from debt of $2.1 billion and (ii) a decrease in proceeds from issuance of ordinary shares, net of underwriter's discount of $323.1 million, partially offset by (iii) a one-time dividend from spin-off of FTAI Infrastructure, net of cash transferred of $500.6 million and (iv) a decrease in repayments of debt of $408.7 million.
Cash Flows of Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. Cash used in operating activities from discontinued operations were $63.9 million, $61.7 million, and $46.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash used in investing activities from discontinued operations were $136.3 million, $828.7 million, and $252.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The absence of cash flows from discontinued operations is not expected to adversely affect our liquidity or our ability to fund capital expenditures or working capital needs.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2022, we had outstanding principal and interest payment obligations of $2.2 billion and $620.8 million through the maturity date of the debt, respectively, of which only interest payments of $147.3 million are due in the next twelve months. See Note 8 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of December 31, 2022, we had outstanding operating and finance lease obligations of $2.9 million, of which, $0.8 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During 2022, we declared cash dividends of $128.5 million and $27.2 million on our ordinary shares and preferred shares, respectively.
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
Generally, under our aircraft lease and engine agreements, the lessee is required to make periodic maintenance payments calculated based on the lessee’s utilization of the leased asset or at the end of the lease. Typically, under our aircraft lease agreements, the lessee is responsible for maintenance, repairs and other operating expenses throughout the term of the lease. These periodic maintenance payments accumulate over the term of the lease to fund major maintenance events, and we are contractually obligated to return maintenance payments to the lessee up to the cost of maintenance paid by the lessee. In the event the total cost of maintenance events over the term of a lease is less than the cumulative maintenance payments, we are not required to return any unused or excess maintenance payments to the lessee.
Maintenance payments received for which we expect to repay to the lessee are presented as Maintenance Deposits in our Consolidated Balance Sheets. All excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenue. Estimates in recognizing revenue include mean time between removal, projected costs for engine maintenance and forecasted utilization of aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the relative fair value of the aircraft and lease. The fair value of the lease may include a lease premium or discount, which is recorded as a favorable or unfavorable lease intangible.
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. See Note 10 for additional information.
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
We record the portion of maintenance payments paid by the lessee that are expected to be reimbursed as maintenance deposits in the Consolidated Balance Sheets. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are recorded against the maintenance deposit liability.
In certain acquired leases, we or the lessee may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease. When the lessee is required to return the aircraft in an improved maintenance condition, we record a maintenance right asset, as a component of other assets in the Consolidated Balance sheets, for the estimated value of the end-of-life maintenance payment at acquisition. We recognize payments received as end-of-lease compensation adjustments, within lease income or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event we are required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability and expensed when we are obligated and can reasonably estimate such payments.

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
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; a significant change in market conditions; or the introduction of newer technology aircraft, vessels or engines. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and contracts, future projected leases, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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
Interest Rate Risk
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive to many factors, including the U.S. government’s monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposure relates to our revolver arrangements.
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
Certain of our borrowing agreements require payments based on a variable interest rate index, such as SOFR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).

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
As of December 31, 2022, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $1.5 million or a decrease of approximately $1.5 million in interest expense over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTAI Aviation Ltd. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of Maintenance Revenue for Aircraft Leases
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes maintenance revenue for aircraft leases related to the portion of maintenance payments received from lessees that are not expected to be reimbursed for maintenance events. Revenue related to maintenance on leased aircraft is recorded as a component of maintenance revenue, which totaled $148.8 million for the year ended December 31, 2022, as disclosed in Note 10.

Auditing maintenance revenue related to aircraft leases was complex and highly judgmental due to the significant estimation involved in projecting the timing of future major maintenance events. In particular, the estimate is sensitive to the mean time between removal (MTBR) assumption, which is affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to this assumption could have a material effect on the amount of maintenance revenue recognized in the period.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s maintenance revenue recognition process, including controls over management’s review of the estimated timing of major maintenance events as described above.

To test maintenance revenue for aircraft leases, we performed audit procedures that included, among others, assessing the Company’s revenue recognition methodology and testing the MTBR assumption described above. For example, we compared the MTBR assumption to third-party estimates and assessed management’s retrospective review of timing of estimated maintenance events to actual results to assess the historical accuracy of the MTBR assumption and contrary evidence, if any. We performed testing on maintenance revenue due to changes in timing of maintenance events and the impact, if any, on maintenance revenue recognized in the period. We also involved our valuation specialists to assist in our evaluation of the appropriateness of the MTBR assumption.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
New York, New York
February 27, 2023

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2022	2021
Assets
Cash and cash equivalents	2	$33,565	$138,206
Restricted cash	2	19,500	—
Accounts receivable, net		99,443	124,924
Leasing equipment, net	4	1,913,553	1,855,637
Property, plant, and equipment, net	5	10,014	38,263
Investments	6	22,037	22,917
Intangible assets, net	7	41,955	30,962
Inventory, net	2	163,676	100,307
Other assets	2	125,834	110,337
Assets of discontinued operations	3	—	2,442,301
Total assets		$2,429,577	$4,863,854

Liabilities
Accounts payable and accrued liabilities		$86,452	$87,035
Debt, net	8	2,175,727	2,501,587
Maintenance deposits	2	78,686	106,836
Security deposits	2	32,842	40,149
Other liabilities		36,468	23,892
Liabilities of discontinued operations	3	—	980,255
Total liabilities		$2,410,175	$3,739,754

Commitments and contingencies	16

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,716,621 and 99,180,385 shares issued and outstanding as of December 31, 2022 and 2021, respectively)		$997	$992
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 13,320,000 and 13,320,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively)		133	133
Additional paid in capital		343,350	1,411,940
Accumulated deficit		(325,602)	(132,392)
Accumulated other comprehensive loss		—	(156,381)
Shareholders' equity		18,878	1,124,292
Non-controlling interest in equity of consolidated subsidiaries		524	(192)
Total equity		$19,402	$1,124,100
Total liabilities and equity		$2,429,577	$4,863,854

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2022	2021	2020
Revenues	10	$708,411	$335,583	$297,934

Expenses
Cost of sales		248,385	14,308	—
Operating expenses		132,264	59,615	40,121
General and administrative		14,164	13,448	14,106
Acquisition and transaction expenses		13,207	17,911	9,868
Management fees and incentive allocation to affiliate	13	3,562	684	5,446
Depreciation and amortization	4, 5, 7	152,917	147,740	141,286
Asset impairment		137,219	10,463	33,978
Interest expense		169,194	155,017	87,442
Total expenses		870,912	419,186	332,247

Other income (expense)
Equity in losses of unconsolidated entities	6	(369)	(1,403)	(1,932)
Gain (loss) on sale of assets, net		77,211	49,015	(300)
Loss on extinguishment of debt		(19,859)	(3,254)	(6,943)
Other income (expense)		207	(490)	94
Total other income (expense)		57,190	43,868	(9,081)
Loss from continuing operations before income taxes		(105,311)	(39,735)	(43,394)
Provision for (benefit from) income taxes	12	5,300	3,126	(4,343)
Net loss from continuing operations		(110,611)	(42,861)	(39,051)
Net loss from discontinued operations, net of income taxes	3	(101,416)	(87,845)	(64,641)
Net loss		(212,027)	(130,706)	(103,692)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		—	—	—
Discontinued operations	3	(18,817)	(26,472)	(16,522)
Less: Dividends on preferred shares		27,164	24,758	17,869
Net loss attributable to shareholders		$(220,374)	$(128,992)	$(105,039)

Loss per share:
Basic	15
Continuing operations		$(1.39)	$(0.75)	$(0.66)
Discontinued operations		$(0.83)	$(0.68)	$(0.56)
Diluted	15
Continuing operations		$(1.39)	$(0.75)	$(0.66)
Discontinued operations		$(0.83)	$(0.68)	$(0.56)
Weighted average shares outstanding:
Basic		99,421,008	89,922,088	86,015,702
Diluted		99,421,008	89,922,088	86,015,702

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(212,027)	$(130,706)	$(103,692)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1) in discontinued operations	(182,963)	(129,820)	(26,609)
Changes in pension and other employee benefit accounts in discontinued operations	—	(324)	—
Comprehensive loss	(394,990)	(260,850)	(130,301)
Comprehensive loss attributable to non-controlling interest:
Continuing operations	—	—	—
Discontinued operations	(18,817)	(26,472)	(16,522)
Comprehensive loss attributable to shareholders	$(376,173)	$(234,378)	$(113,779)
__________________________________________________

(1) Net of deferred tax (benefit) expense of $—, $(2,187) and $(7,075) for the years ended December 31, 2022, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Ordinary Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$849	$81	$1,110,122	$190,453	$372	$36,980	$1,338,857
Net loss				(87,170)		(16,522)	(103,692)
Other comprehensive loss				—	(26,609)	—	(26,609)
Total comprehensive loss				(87,170)	(26,609)	(16,522)	(130,301)
Settlement of equity-based compensation						(120)	(120)
Issuance of ordinary shares	7		304			—	311
Conversion of participating securities			(7)				(7)
Dividends declared - ordinary shares				(113,572)		—	(113,572)
Issuance of preferred shares		10	19,687				19,697
Dividends declared - preferred shares				(17,869)			(17,869)
Equity-based compensation						2,325	2,325
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(104,234)		(26,472)	(130,706)
Other comprehensive loss				—	(130,144)	—	(130,144)
Total comprehensive loss				(104,234)	(130,144)	(26,472)	(260,850)
Settlement of equity-based compensation						(421)	(421)
Issuance of ordinary shares	136		323,443				323,579
Dividends declared - ordinary shares			(118,009)				(118,009)
Issuance of preferred shares		42	101,158				101,200
Dividends declared - preferred shares			(24,758)				(24,758)
Equity-based compensation						4,038	4,038
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(193,210)		(18,817)	(212,027)
Other comprehensive loss				—	(182,963)	—	(182,963)
Total comprehensive loss				(193,210)	(182,963)	(18,817)	(394,990)
Spin-off of FTAI Infrastructure, Inc., net of distributions			(913,342)		339,344	12,817	(561,181)
Acquisition of consolidated subsidiary						3,054	3,054
Contributions from non-controlling interest						1,187	1,187
Settlement of equity-based compensation						(148)	(148)
Issuance of ordinary shares	5		399				404
Dividends declared - ordinary shares			(128,483)				(128,483)
Dividends declared - preferred shares			(27,164)				(27,164)
Equity-based compensation						2,623	2,623
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$—	$524	$19,402
________________________________________________
(1) Common and Preferred Shares of Fortress Transportation and Infrastructure Investors LLC were exchanged for Ordinary and Preferred Shares of FTAI Aviation Ltd. when the Merger, as detailed in Note 1, was completed on November 10, 2022.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(212,027)	$(130,706)	$(103,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	46,971	12,734	5,039
Gain on sale of subsidiaries	—	—	(1,331)
(Gain) loss on sale of assets, net	(141,677)	(49,031)	308
Security deposits and maintenance claims included in earnings	(41,845)	(39,067)	(6,362)
Loss on extinguishment of debt	19,859	3,254	11,667
Equity-based compensation	2,623	4,038	2,325
Depreciation and amortization	193,236	201,756	172,400
Asset impairment	137,219	10,463	33,978
Change in deferred income taxes	2,161	(2,057)	(5,851)
Change in fair value of non-hedge derivatives	(1,567)	(2,220)	181
Amortization of lease intangibles and incentives	37,135	27,978	30,346
Amortization of deferred financing costs	19,018	21,723	7,315
Provision for credit losses	47,975	12,953	3,595
Other	(1,010)	(440)	1,502
Change in:
Accounts receivable	(65,969)	(88,872)	(59,734)
Other assets	(23,037)	(30,789)	3,660
Inventory	(23,267)	—	—
Accounts payable and accrued liabilities	(19,599)	25,079	(5,258)
Management fees payable to affiliate	804	1,042	(20,622)
Other liabilities	2,340	118	(6,360)
Net cash (used in) provided by operating activities	(20,657)	(22,044)	63,106

Cash flows from investing activities:
Investment in unconsolidated entities	(7,344)	(54,655)	(4,690)
Principal collections on finance leases	2,227	7,387	13,823
Acquisition of business, net of cash acquired	(3,819)	(627,090)	—
Acquisition of leasing equipment	(638,329)	(572,624)	(321,606)
Acquisition of property, plant and equipment	(144,196)	(157,332)	(264,829)
Acquisition of lease intangibles	(31,127)	(24,017)	1,997
Investment in convertible promissory notes	—	(10,000)	—
Purchase deposit for acquisitions	(6,671)	(13,658)	(8,343)
Proceeds from sale of leasing equipment	408,937	158,927	72,175
Proceeds from sale of property, plant and equipment	5,289	4,494	—
Proceeds for deposit on sale of aircraft and engine	3,780	600	—
Return of purchase deposits	—	1,010	2,350
Net cash used in investing activities	$(411,253)	$(1,286,958)	$(509,123)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from debt	$813,980	$2,894,127	$1,340,981
Repayment of debt	(1,144,529)	(1,553,231)	(852,197)
Payment of deferred financing costs	(18,607)	(52,739)	(28,243)
Receipt of security deposits	3,882	8,770	3,242
Return of security deposits	(2,141)	(1,201)	(4,655)
Receipt of maintenance deposits	47,846	31,507	33,369
Release of maintenance deposits	(1,471)	(20,724)	(15,712)
Proceeds from issuance of ordinary shares, net of underwriter's discount	—	323,124	—
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	101,200	19,694
Capital contributions from non-controlling interests	1,187	—	—
Dividend from spin-off of FTAI Infrastructure, net of cash transferred	500,562	—	—
Settlement of equity-based compensation	(148)	(421)	(120)
Cash dividends - ordinary shares	(128,483)	(118,009)	(113,572)
Cash dividends - preferred shares	(27,164)	(24,758)	(17,869)
Net cash provided by financing activities	44,914	1,587,645	364,918

Net (decrease) increase in cash and cash equivalents and restricted cash	(386,996)	278,643	(81,099)
Cash and cash equivalents and restricted cash, beginning of period	440,061	161,418	242,517
Cash and cash equivalents and restricted cash, end of period	$53,065	$440,061	$161,418

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$185,144	$142,200	$71,637
Cash paid for taxes	3,279	402	—

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$65,534	47,114	141,478
Acquisition of property, plant and equipment	—	(581)	(13,237)
Settled and assumed security deposits	(6,774)	(4,041)	(5,825)
Billed, assumed and settled maintenance deposits	(47,993)	(21,710)	(58,906)
Non-cash change in equity method investment	(182,963)	(129,907)	(26,609)
Conversion of interests in unconsolidated entities	(21,302)	—	—
Issuance of ordinary shares	399	455	304

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Aviation Ltd. (“we”, “us”, “our” or the “Company” and formerly “Fortress Transportation and Infrastructure Investors LLC”) is a Cayman Islands exempted company which through its subsidiaries owns, leases, and sells aviation equipment and also develops and manufactures, through a joint venture, and repairs and sells, through exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We have two reportable segments, (i) Aviation Leasing and (ii) Aerospace Products (see Note 14).
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
On November 10, 2022, the Company completed a reverse merger transaction pursuant to the Agreement and Plan of Merger (the “Merger”) between Fortress Transportation and Infrastructure Investors LLC (“FTAI”) and the Company and the parties thereto, with FTAI becoming a subsidiary of the Company. This reverse merger represents a transaction between entities under common control. Upon merger completion, FTAI’s shareholders received one share of the Company’s ordinary shares, Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares in exchange for each share of FTAI’s common shares, Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares, respectively, with the new Shares of FTAI Aviation having substantially similar rights and privileges as the respective FTAI shares being converted. All exchanges were completed without any further action from the shareholders.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of us and our subsidiaries.
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
Restricted Cash—Restricted cash consists of funds required for the Company’s investment in iAero Thrust as described in subsequent events (Note 17).
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations. Inventory is carried at the lower of cost or net realizable value on our consolidated balance sheets.

FTAI AVIATION LTD.
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
Our offshore energy vessels are required to be drydocked periodically for recertifications or major repairs and maintenance that cannot be performed while the vessels are operating. Normal repairs and maintenance are expensed as incurred. We capitalize the costs associated with the drydockings and amortize them on a straight-line basis over the period between drydockings, usually during a 60 month time span.
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
Capitalized Interest—The interest cost associated with major development and construction projects are capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $2.7 million, $2.4 million and $1.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense was $7.2 million, $3.2 million and $1.3 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; a significant change in market conditions; or the introduction of newer technology aircraft, vessels or engines. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and contracts, future projected leases, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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

FTAI AVIATION LTD.
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
In certain acquired leases, we or the lessee may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease. When the lessee is required to return the aircraft in an improved maintenance condition, we record a maintenance right asset, as a component of other assets, for the estimated value of the end-of-life maintenance payment at acquisition. We recognize payments received as end-of-lease compensation adjustments, within lease income or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event we are required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability and expensed when we are obligated and can reasonably estimate such payments.
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
In accounting for acquired leasing equipment, we make estimates about the fair value of the acquired leases. In determining the fair value of these leases, we make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of approximately 59 months as of December 31, 2022, and are recorded as a component of revenues in the accompanying Consolidated Statements of Operations.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $29.4 million and $43.0 million as of December 31, 2022 and 2021, respectively, are included in Debt, net in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $5.5 million and $2.4 million as of December 31, 2022 and 2021, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $17.0 million, $19.1 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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

FTAI AVIATION LTD.
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
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. See Note 10 for additional information.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. No single customer accounted for greater than 10% of total revenue during the year ended December 31, 2022. We earned 11% and 11% of our revenue from one customer in the Aviation Leasing segment during the years ended December 31, 2021, and 2020, respectively.
As of December 31, 2022, there were two customers in the Aviation Leasing segment that represented 20% and 12% of total accounts receivable, net. As of December 31, 2021, there were two customers in the Aviation Leasing segment that represented 51% and 18% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. Provision in credit losses is included in Operating expenses in the Consolidated Statement of Operations. The activity in the allowance for doubtful accounts is as follows:

	December 31,
	2022	2021	2020
Allowance at beginning of period	$17,703	$4,823	$1,227
Provision for credit losses	47,877	12,880	3,596
Allowance at end of period	$65,580	$17,703	$4,823
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines during the first quarter of 2022 and recognized approximately $47.1 million in provision for credit losses during the year ended December 31, 2022. Our allowance for doubtful accounts at December 31, 2022 includes all accounts receivable exposure to Russian and Ukrainian customers.
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
Other Assets—Other assets is primarily comprised of lease incentives of $37.9 million and $46.9 million, purchase deposits of $6.7 million and $13.7 million, notes receivable of $49.2 million and $22.4 million, operating lease right-of-use assets, net of $3.0 million and $3.8 million, and finance leases, net of $6.4 million and $7.6 million, maintenance right assets of $6.8 million and $5.1 million, prepaid expenses of $1.9 million and $4.0 million as of December 31, 2022 and 2021, respectively. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and recognized approximately $7.5 million in amortization for the remaining lease incentives during the year ended December 31, 2022.
Dividends—Dividends are recorded if and when declared by the Board of Directors. The Board of Directors declared cash dividends of $1.26, $1.32 and $1.32 per ordinary share during each of the years ended December 31, 2022, 2021 and 2020, respectively.
Additionally, the Board of Directors declared cash dividends on the Series A Preferred Shares of $2.06, $2.06 and $2.06 per share for the years ended December 31, 2022, 2021, and 2020, respectively, the Series B Preferred Shares of $2.00,$2.00 and $2.10 per share for the years ended December 31, 2022, 2021 and 2020, respectively, and the Series C Preferred Shares of $2.06 and $1.49 per share for the year ended December 31, 2022 and 2021, respectively.
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
3. DISCONTINUED OPERATIONS
FTAI Infrastructure Inc. (“FTAI Infrastructure”) Spin-Off
On April 28, 2022, the Board of Directors of the Company unanimously approved the previously announced spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly owned subsidiary of the Company). The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022. The distribution was completed on August 1, 2022. Under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the spin-off met the criteria to be reported as a discontinued operation. Therefore, FTAI Infrastructure is presented as a discontinued operation within the Company’s financial statements for all periods prior to August 1, 2022.
FTAI Infrastructure is a corporation for U.S. federal income tax purposes and holds, among other things, the Company’s previously held interests in the (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment, and (iv) Transtar business. FTAI Infrastructure retained all related project-level debt of those businesses. In connection with the spin-off, FTAI Infrastructure paid a dividend of $730.3 million to the Company. The Company used these proceeds to repay all

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
outstanding borrowings under its 2021 bridge loans, $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. FTAI retained the aviation business and certain other assets, and FTAI’s remaining outstanding corporate indebtedness.
In connection with the spin-off, the Company and the Manager assigned the Company’s then-existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Manager executed an amended and restated agreement. The Company and certain of its subsidiaries executed a new management agreement with the Manager. The new management agreement has an initial term of six years. The Manager is entitled to a management fee and reimbursement of certain expenses on substantially similar terms as the previous arrangements with the Manager, which were assigned to FTAI Infrastructure. Prior to the Merger described below, our Manager remained entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) on the same terms as they existed prior to spin-off. Following the Merger, the Company entered into a Services and Profit Sharing Agreement (the “Services and Profit Sharing Agreement”), with a subsidiary of the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”), pursuant to which Master GP is entitled to incentive payments on substantially similar terms as the previous arrangements.
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
Variable Interest Entity
The assessment of whether an entity is a VIE and the determination of whether to consolidate a VIE requires judgment. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

FTAI AVIATION LTD.
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
Goodwill
Goodwill included the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal and Transtar. Subsequent to the spin-off on August 1, 2022, the Company does not have any goodwill.
We reviewed the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review was conducted as of October 1st of each year. Additionally, we reviewed the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment.
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for 2021 or 2020.
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
We estimated the fair value of the Jefferson and Transtar reporting units using an income approach, specifically a discounted cash flow analysis. The analysis required us to make significant assumptions and estimates about the forecasted revenue growth rates, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions were used to consider historical performance if indicative of future performance and were consistent with the assumptions used in determining future profit plans for the reporting units.
There were no impairments of goodwill for the years ended December 31, 2022, 2021, and 2020.
Intangibles and amortization
Intangibles included the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets were amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization was recorded as a component of Depreciation and amortization in the Consolidated Statements of Operations. The weighted-average remaining amortization period was approximately 154 months as of December 31, 2021.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

Financial Information of Discontinued Operations
The following table presents the significant components of net loss from discontinued operations:

	Year Ended December 31,
	2022	2021	2020
Revenues
Total revenues	$140,009	$120,219	$68,562
Expenses
Cost of sales	12,732	—	10,864
Operating expense	92,478	98,541	58,527
General and administrative expenses	2,694	3,961	4,053
Acquisition and transaction expenses	13,971	4,030	—
Management fees and incentive allocation to affiliate	8,134	15,638	13,073
Depreciation and amortization	40,319	54,016	31,114
Interest expense	15,105	16,019	10,764
Total expenses	185,433	192,205	128,395
Equity in losses of unconsolidated entities	(46,602)	(11,331)	(3,107)
Gain on sale of assets, net	258	16	1,323
Loss on extinguishment of debt	—	—	(4,724)
Other (expense) income	(1,421)	(8,727)	138
Total other expense	(47,765)	(20,042)	(6,370)
Loss before income taxes	(93,189)	(92,028)	(66,203)
Provision for (benefit from) income taxes	8,227	(4,183)	(1,562)
Net loss from discontinued operations, net of income taxes	(101,416)	(87,845)	(64,641)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(18,817)	(26,472)	(16,522)
Net loss attributable to shareholders	$(82,599)	$(61,373)	$(48,119)

FTAI AVIATION LTD.
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
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and amortization, capital expenditures, and other significant operating and investing noncash items of discontinued operations for each period presented:

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Equity in losses of unconsolidated entities	$46,601	$11,331	$3,107
Depreciation and amortization	40,319	54,016	31,114
Equity-based compensation	2,623	4,038	2,325
Investing activities:
Acquisition of property, plant and equipment	$(129,920)	$(140,896)	$(247,961)
Acquisition of business, net of cash acquired	(3,819)	(627,090)	—
Investment in unconsolidated entities	7,954	53,055	(4,690)
Proceeds from sale of property, plant and equipment	5,289	4,494	—
Non-cash change in equity method investment	(182,963)	(129,907)	(26,609)
Conversion of interests in unconsolidated entities	(21,302)	—	—
The Company accounted for Long Ridge Terminal LLC, included in liabilities of discontinued operations at December 31, 2021 included above, using the equity method of accounting. Summarized financial data for Long Ridge Terminal LLC are shown in the following tables for the periods in which the Company held the equity investment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

December 31, 2021
Balance Sheet
Assets
Cash and cash equivalents	$2,932
Restricted cash	32,469
Accounts receivable, net	17,896
Property, plant, and equipment, net	764,607
Intangible assets, net	4,940
Goodwill	89,390
Inventory, net	1,691
Other assets	12,750
Total assets	$926,675

Liabilities
Accounts payable and accrued liabilities	$16,121
Debt, net	604,261
Derivative liabilities	339,033
Other liabilities	2,246
Total liabilities	961,661

Equity
Shareholders’ equity	(1,035)
Accumulated deficit	(33,951)
Total equity	(34,986)
Total liabilities and equity	$926,675

Income Statement	2022	2021	2020
Total revenues	$15,199	$85,638	$24,917

Expenses
Operating expenses	36,693	28,310	16,339
Depreciation and amortization	29,381	24,836	11,004
Interest expense	30,622	11,005	2,037
Total expenses	96,696	64,151	29,380
Total other expense	(234)	(44,302)	(1,967)
Net loss	$(81,731)	$(22,815)	$(6,430)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2022	2021
Leasing equipment	$2,413,230	$2,312,040
Less: Accumulated depreciation	(499,677)	(456,403)
Leasing equipment, net	$1,913,553	$1,855,637

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Economic sanctions and export controls against Russia and Russia’s aviation industry have been imposed due to its invasion of Ukraine during the year ended December 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. As of December 31, 2022, four aircraft and one engine were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. We determined that it is unlikely that we will regain possession of the aircraft and engines that have not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we do not expect to recover from Ukraine and Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $17.2 million, net of redelivery compensation during the year ended December 31, 2022.
The following table presents information related to acquisitions and dispositions of aviation leasing equipment:

	Year Ended December 31,
	2022	2021	2020
Acquisitions:
Aircraft	39	52	20
Engines	64	60	37
Dispositions:
Aircraft	8	4	—
Engines	71	56	25

Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Depreciation expense for leasing equipment	$152,378	$147,444	$141,161
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2022	2021
Construction in progress	7,864	36,777
Furniture and fixtures	1,449	1,374
Other	1,661	533
	10,974	38,684
Less: Accumulated depreciation	(960)	(421)
Property, plant and equipment, net	$10,014	$38,263

We added property, plant and equipment of $14.4 million and $14.5 million during the years ended December 31, 2022 and 2021, respectively, which primarily consist of the build out of the well intervention tower and riser system for the Pride vessel and the purchase of additional aviation module containers. Additionally, we placed the well intervention tower into service on December 1, 2022, which resulted in a $42.1 million transfer out of property, plant and equipment and into leasing equipment.
Depreciation expense for property, plant and equipment is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$539	$295	$126

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2022	December 31, 2021
Advanced Engine Repair JV	Equity method	25%	$20,207	$21,317
Falcon MSN 177 LLC	Equity method	50%	1,830	1,600
			$22,037	$22,917
We did not recognize any other-than-temporary impairments for the year ended December 31, 2022.
The following table presents our proportionate share of equity in income (losses):

	Year Ended December 31,
	2022	2021	2020
Advanced Engine Repair JV	$(1,110)	$(1,403)	$(1,932)
Falcon MSN 177 LLC	$741	—	—
Total	$(369)	$(1,403)	$(1,932)
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
7. INTANGIBLE ASSETS AND LIABILITIES, NET
Our intangible assets and liabilities, net are summarized as follows:

	December 31, 2022	December 31, 2021
Intangible assets
Acquired favorable lease intangibles	$64,202	$67,013
Less: Accumulated amortization	(22,247)	(36,051)
Acquired favorable lease intangibles, net	$41,955	$30,962

Intangible liabilities
Acquired unfavorable lease intangibles	$13,152	$14,795
Less: Accumulated amortization	(2,607)	(6,068)
Acquired unfavorable lease intangibles, net	$10,545	$8,727
Intangible assets and liabilities are all held within the Aviation Leasing segment. Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2022	2021	2020
Lease intangibles	Revenues	$13,913	$4,993	$3,747

As of December 31, 2022, estimated net annual amortization of intangibles is as follows:

2023	$12,229
2024	8,758
2025	5,853
2026	4,167
2027	908
Thereafter	(505)
Total	$31,410

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

	December 31, 2022			December 31, 2021
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	150,000	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	9/20/25	189,473
2021 Bridge Loans	—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	12/15/22	100,527
Total loans payable	150,000			290,000
Bonds payable
Senior Notes due 2025 (2)	653,036	6.50%	10/1/25	852,198
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,002,091	5.50%	5/1/28	1,002,416
Total bonds payable	2,055,127			2,254,614
Debt	2,205,127			2,544,614
Less: Debt issuance costs	(29,400)			(43,027)
Total debt, net	$2,175,727			$2,501,587

Total debt due within one year	$—			$100,527
______________________________________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes unamortized discount of $1,318 and $3,509 at December 31, 2022 and 2021, respectively, and an unamortized premium of $4,354 and $5,707 at December 31, 2022 and 2021, respectively.
(3) Includes an unamortized premium of $2,091 and $2,416 at December 31, 2022 and 2021, respectively.

On September 20, 2022, the Company amended and restated its Revolving Credit Facility which provides for revolving loans to be made available to the Company in an aggregate principal amount of up to $225.0 million, of which up to $25.0 million may be utilized for the issuance of letters of credit. On November 22, 2022, the Company entered into an additional amendment which provides for additional revolving commitments by Citizens Bank, National Association, as an incremental lender in an aggregate principal amount of $75.0 million (the “Incremental Commitment”). After giving effect to the Incremental Commitment, the aggregate principal amount of the Commitments available to the Company is $300.0 million (the “Revolving Credit Facility”), of which up to $25.0 million may be utilized for the issuance of letters of credit.
In conjunction with the spin-off of FTAI Infrastructure, the Company repaid all outstanding borrowings under its 2021 bridge loans and $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. The Company recorded a loss on extinguishment of debt of $19.9 million as a result of these pay downs.
We were in compliance with all debt covenants as of December 31, 2022.
As of December 31, 2022, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	—	—	150,000	—	—	—	150,000
Senior Notes due 2025	—	—	650,000	—	—	—	650,000
Senior Notes due 2027	—	—	—	—	400,000	—	400,000
Senior Notes due 2028	—	—	—	—	—	1,000,000	1,000,000
Total principal payments on loans and bonds payable	$—	$—	$800,000	$—	$400,000	$1,000,000	$2,200,000

FTAI AVIATION LTD.
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
The fair values of our bonds payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below and classified as Level 2 within the fair value hierarchy:

	December 31, 2022	December 31, 2021
Senior Notes due 2025	613,152	881,408
Senior Notes due 2027	402,032	448,848
Senior Notes due 2028	853,490	1,019,470
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
During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Revenues in the Consolidated Statement of Operations for the third and fourth quarters of 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations for the third and fourth quarters of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain (loss) on sale of assets, net on the Consolidated Statement of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were under leasing arrangements with customers prior to sales and were included in Leasing equipment, net, on the Consolidated Balance Sheets.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$158,628	$—	$20,246	$178,874
Maintenance revenue	148,846	—	—	148,846
Finance lease income	440	—	—	440
Asset sales revenue	208,500	—	—	208,500
Aerospace products revenue	—	153,550	—	153,550
Other revenue	11,499	—	6,702	18,201
Total revenues	$527,913	$153,550	$26,948	$708,411

	Year Ended December 31, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$161,986	$—	$10,131	$172,117
Maintenance revenue	128,819	—	—	128,819
Finance lease income	1,747	—	—	1,747
Asset sales revenue	—	—	—	—
Aerospace products revenue	—	23,301	—	23,301
Other revenue	5,569	—	4,030	9,599
Total revenues	$298,121	$23,301	$14,161	$335,583

	Year Ended December 31, 2020
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$166,331	$—	$11,145	$177,476
Maintenance revenue	101,462	—	—	101,462
Finance lease income	2,260	—	—	2,260
Asset sales revenue	—	—	—	—
Aerospace products revenue	—	—	—	—
Other revenue	11,158	—	5,578	16,736
Total revenues	$281,211	$—	$16,723	$297,934
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of December 31, 2022:

December 31, 2022
2023	$141,154
2024	86,337
2025	58,334
2026	39,465
2027	24,810
Thereafter	44,285
Total	$394,385
11. EQUITY-BASED COMPENSATION
In 2015, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
In August 2022, in connection with the spin-off of our Infrastructure business, each FTAI option held by eligible employees, consultants, directors and other individuals who provide services to us was converted into an adjusted FTAI option and a new FTAI Infrastructure option. The exercise price of each adjusted FTAI Infrastructure option was set to collectively maintain the intrinsic value of the FTAI option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted FTAI option and the FTAI Infrastructure option, respectively, to the fair market value of the underlying shares.
The following tables present information for our stock options:

	Stock Options
	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2021	3,762,742	$21.02
Granted	—	—
Less: exercised / vested	2,027,426	14.52
Less: forfeited and canceled	—	—
Outstanding as of December 31, 2022	1,735,316

Stock Options
As of December 31, 2022:
Weighted average exercise / issuance price (per share)	$22.67
Aggregate intrinsic value (in thousands)	$128
Weighted average remaining contractual term (in years)	8.5

During the year ended December 31, 2022, the Manager transferred 336,862 of its options to certain of the Manager’s employees.
Stock Options
In connection with our equity offerings (see Note 15 for details), we granted options to the Manager related to ordinary shares. The fair value of these options was recorded as an increase in equity with an offsetting reduction of capital proceeds received.
The following table presents information related to the options related to our shares:

		Year Ended December 31,
		2021			2020
Number of options		1,684,318			129,988
Fair value ($ millions)		$13.8			$0.7
Ranges
Expected volatility	The expected share volatility is based on an assessment of the volatility of our publicly traded ordinary shares	44.78%	-	45.60%	61.27%	-	62.12%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	1.34%	-	1.70%	0.51%	-	0.76%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	3.16%	-	3.64%	6.23%	-	11.79%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	10 years			10 years

No options were granted during the year ended December 31, 2022.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
12. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Cayman Islands	$—	$—	$—
United States:
Federal	522	$1,850	$(114)
State and local	1,687	$760	$—
Non-U.S.	443	$(11)	$537
Total current provision	2,652	$2,599	$423
Deferred:
Cayman Islands	—	$—	$—
United States:
Federal	1,305	$126	$(474)
State and local	242	$122	$(142)
Non-U.S.	1,101	$279	$(4,150)
Total deferred (benefit) provision	2,648	$527	$(4,766)
Provision for (benefit from) income taxes:
Continuing operations	5,300	$3,126	$(4,343)
Discontinued operations	8,227	$(4,183)	$(1,562)
Total	13,527	$(1,057)	$(5,905)

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
The difference between our reported total provision for income taxes and the Cayman Islands statutory rate of 0% is as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31,
	2022	2021	2020
Income subject to tax in the United States	(6.9)%	(7.2)%	0.3%
Foreign taxes	13.5%	(8.7)%	3.2%
Change in valuation allowance	(11.6)%	8.0%	6.5%
Provision for income taxes	(5.0)%	(7.9)%	10.0%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$43,116	$27,154
Interest expense	2,754	1,530
Investment in Partnerships	963	1,519
Other	272	320
Total deferred tax assets	47,105	30,523
Less valuation allowance	(27,565)	(9,142)
Net deferred tax assets	19,540	21,381
Deferred tax liabilities:
Fixed assets	(22,794)	(20,072)
Net deferred tax liabilities	$(3,254)	$1,309

Deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2022, 2021 and 2020 of $27.6 million, $9.1 million and $6.8 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2022	2021	2020
Valuation allowance at beginning of period	$9,142	$6,794	$2,603
Change due to current year losses	22,094	2,356	4,191
Change due to current year releases	(3,671)	(8)	—
Valuation allowance at end of period	$27,565	$9,142	$6,794

As of December 31, 2022, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of approximately $39.3 million that are available to offset future taxable income. If not utilized, $0.6 million of these carryforwards will begin to expire in the year 2037, with $38.7 million of these carryforwards having no expiration date. As of December 31, 2022, we also had net operating loss carryforwards for Irish income tax purposes of $250.1 million, which can be carried forward indefinitely against future business income, $1.3 million of net operating loss carryforwards for Malaysian income tax purposes, which will begin to expire in the year 2027, and $5.4 million of net operating loss carryforward for Australian income tax purpose, which can be carried forward indefinitely against the future business income. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in share ownership.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of and for the period ended December 31, 2022, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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
The Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with our IPO, we entered into the Management Agreement. Additionally, we have entered into certain incentive allocation arrangements with Master GP, which owns approximately 0.01% of FTAI Aviation Holdco Ltd.
The Manager is entitled to a management fee and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
Master GP is entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below). The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with U.S. GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by our independent directors. Pre-incentive allocation net income does not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to Master GP during the relevant quarter.
One of our subsidiaries allocates and distributes to Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of our net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of our pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of our pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to Master GP.
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation from continuing operations:

	Year Ended December 31,
	2022	2021	2020
Management fees	$73	$684	$5,446
Income incentive allocation	3,489	—	—
Capital gains incentive allocation	—	—	—
Total	$3,562	$684	$5,446

FTAI AVIATION LTD.
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
The following table summarizes our reimbursements to the Manager from continuing operations:

	Year Ended December 31,
	2022	2021	2020
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$6,891	$4,915	$5,499
Acquisition and transaction expenses	1,144	2,153	2,081
Total	$8,035	$7,068	$7,580

If we terminate the Management Agreement, we will generally be required to pay the Manager a termination fee. The termination fee is equal to the amount of the management fee during the 12 months immediately preceding the date of the termination. In addition, an Incentive Allocation Fair Value Amount will be distributable to Master GP if Master GP is removed due to the termination of the Management Agreement in certain specified circumstances. The Incentive Allocation Fair Value Amount is an amount equal to the Income Incentive Allocation and the Capital Gains Incentive Allocation that would be paid to Master GP if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).
Upon the successful completion of an offering of our ordinary shares or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase ordinary shares in an amount equal to 10% of the number of ordinary shares being sold in the offering (or if the issuance relates to equity securities other than our ordinary shares, options to purchase a number of ordinary shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a ordinary share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a ordinary share as of the date of the equity issuance if it relates to equity securities other than our ordinary shares). Any ultimate purchaser of ordinary shares for which such options are granted may be an affiliate of the Manager.
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2022	2021
Accrued management fees	$53	$1,495
Other payables	4,688	2,283

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
14. SEGMENT INFORMATION
As a result of the spin-off of FTAI Infrastructure effective on August 1, 2022, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aftermarket components for aircraft engines. The information for the year ended December 31, 2022 discloses the reportable segments on this basis, and prior periods have been restated to reflect the change in accordance with the requirements of ASC 280 – Segment Reporting.
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
During the year, the Company changed its measure of segment profit to include the add back of dividends on preferred shares in Adjusted EBITDA. Prior period Adjusted EBITDA amounts and the reconciliation to net income (loss) attributable to shareholders from continuing operations have been recast to reflect this change in the measure of segment profit.
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
We believe that net income (loss) attributable to shareholders from continuing operations, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to shareholders as determined in accordance with U.S. GAAP.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2022

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$527,913	$153,550	$26,948	$708,411

Expenses
Cost of sales	159,490	88,895	—	248,385
Operating expenses	81,232	11,967	39,065	132,264
General and administrative	—	—	14,164	14,164
Acquisition and transaction expenses	1,923	243	11,041	13,207
Management fees and incentive allocation to affiliate	—	—	3,562	3,562
Depreciation and amortization	144,258	258	8,401	152,917
Asset impairment	137,219	—	—	137,219
Interest expense	—	—	169,194	169,194
Total expenses	524,122	101,363	245,427	870,912

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	740	(1,109)	—	(369)
Gain on sale of assets, net	58,649	18,562	—	77,211
Loss on extinguishment of debt	—	—	(19,859)	(19,859)
Other income (expense)	246	—	(39)	207
Total other income (expense)	59,635	17,453	(19,898)	57,190
Income (loss) from continuing operations before income taxes	63,426	69,640	(238,377)	(105,311)
Provision for (benefit from) income taxes	2,502	2,961	(163)	5,300
Net income (loss) from continuing operations	60,924	66,679	(238,214)	(110,611)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	27,164	27,164
Net income (loss) attributable to shareholders from continuing operations	$60,924	$66,679	$(265,378)	$(137,775)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$384,125	$70,365	$(26,393)	$428,097
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(369)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(40)
Less: Interest expense and dividends on preferred shares				(196,358)
Less: Depreciation and amortization expense				(190,031)
Less: Incentive allocations				(3,489)
Less: Asset impairment charges				(137,219)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(19,859)
Less: Acquisition and transaction expenses				(13,207)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(5,300)
Net loss attributable to shareholders from continuing operations				$(137,775)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$1,615	$—	$1,865
Asia	84,953	12,731	26,948	124,632
Europe	130,128	37,495	—	167,623
North America	270,514	101,632	—	372,146
South America	42,068	77	—	42,145
Total revenues	$527,913	$153,550	$26,948	$708,411

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2021

	Year Ended December 31, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$298,121	$23,301	$14,161	$335,583

Expenses
Cost of sales	—	14,308	—	14,308
Operating expenses	32,757	5,429	21,429	59,615
General and administrative	—	—	13,448	13,448
Acquisition and transaction expenses	982	—	16,929	17,911
Management fees and incentive allocation to affiliate	—	—	684	684
Depreciation and amortization	139,678	66	7,996	147,740
Asset impairment	10,463	—	—	10,463
Interest expense	—	—	155,017	155,017
Total expenses	183,880	19,803	215,503	419,186

Other (expense) income
Equity in losses of unconsolidated entities	—	(1,403)	—	(1,403)
Gain on sale of assets, net	29,098	19,917	—	49,015
Loss on extinguishment of debt	—	—	(3,254)	(3,254)
Other (expense) income	(527)	—	37	(490)
Total other income (expense)	28,571	18,514	(3,217)	43,868
Income (loss) from continuing operations before income taxes	142,812	22,012	(204,559)	(39,735)
Provision for (benefit from) income taxes	2,073	1,135	(82)	3,126
Net income (loss) from continuing operations	140,739	20,877	(204,477)	(42,861)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	24,758	24,758
Net income (loss) attributable to shareholders from continuing operations	$140,739	$20,877	$(229,235)	$(67,619)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$321,913	$22,278	$(21,363)	$322,828
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,403)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				1,203
Less: Interest expense and dividends on preferred shares				(179,775)
Less: Depreciation and amortization expense				(175,718)
Less: Incentive allocations				—
Less: Asset impairment charges				(10,463)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(3,254)
Less: Acquisition and transaction expenses				(17,911)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(3,126)
Net loss attributable to shareholders from continuing operations				$(67,619)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$235
Asia	114,313	—	14,161	128,474
Europe	131,205	2,333	—	133,538
North America	41,228	20,968	—	62,196
South America	11,140	—	—	11,140
Total revenues	$298,121	$23,301	$14,161	$335,583
III. For the Year Ended December 31, 2020

	Year Ended December 31, 2020
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues	$281,211	$—	$16,723	$297,934

Expenses
Operating expenses	20,667	—	19,454	40,121
General and administrative	—	—	14,106	14,106
Acquisition and transaction expenses	6,687	—	3,181	9,868
Management fees and incentive allocation to affiliate	—	—	5,446	5,446
Depreciation and amortization	133,904	—	7,382	141,286
Asset impairment	33,978	—	—	33,978
Interest expense	—	—	87,442	87,442
Total expenses	195,236	—	137,011	332,247

Other income (expense)
Equity in losses of unconsolidated entities	(1,932)	—	—	(1,932)
Loss on sale of assets, net	(300)	—	—	(300)
Loss on extinguishment of debt	—	—	(6,943)	(6,943)
Other income	94	—	—	94
Total other expense	(2,138)	—	(6,943)	(9,081)
Income (loss) from continuing operations before income taxes	83,837	—	(127,231)	(43,394)
(Benefit from) provision for income taxes	(4,812)	—	469	(4,343)
Net income (loss) from continuing operations	88,649	—	(127,700)	(39,051)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	17,869	17,869
Net income (loss) attributable to shareholders from continuing operations	$88,649	$—	$(145,569)	$(56,920)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2020
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$288,752	$—	$(22,283)	$266,469
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,932)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				1,932
Less: Interest expense and dividends on preferred shares				(105,311)
Less: Depreciation and amortization expense				(171,632)
Less: Incentive allocations				—
Less: Asset impairment charges				(33,978)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(6,943)
Less: Acquisition and transaction expenses				(9,868)
Less: Equity-based compensation expense				—
Less: Benefit from income taxes				4,343
Net loss attributable to shareholders from continuing operations				$(56,920)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2020
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$10,259	$—	$—	$10,259
Asia	110,057	—	16,637	126,694
Europe	124,670	—	—	124,670
North America	32,961	—	86	33,047
South America	3,264	—	—	3,264
Total revenues	$281,211	$—	$16,723	$297,934

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
IV. Location of long-lived assets
The following tables sets forth summarized geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2022	December 31, 2021
	Total
Property, plant and equipment and leasing equipment, net
Africa	$7,952	$—
Asia	383,378	543,609
Europe	821,840	839,555
North America	424,617	265,203
South America	285,780	245,533
Total property, plant and equipment and leasing equipment, net	$1,923,567	$1,893,900

15. EARNINGS PER SHARE AND EQUITY
Basic earnings per ordinary share (“EPS”) is calculated by dividing net loss attributable to shareholders by the weighted average number of ordinary shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of ordinary shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Net loss from continuing operations	$(110,611)	$(42,861)	$(39,051)
Net loss from discontinued operations, net of income taxes	(101,416)	(87,845)	(64,641)
Net loss	(212,027)	(130,706)	(103,692)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—	—
Discontinued operations	(18,817)	(26,472)	(16,522)
Less: Dividends on preferred shares	27,164	24,758	17,869
Net loss attributable to shareholders	$(220,374)	$(128,992)	$(105,039)
Weighted Average Ordinary Shares Outstanding - Basic (1)	99,421,008	89,922,088	86,015,702
Weighted Average Ordinary Shares Outstanding - Diluted (1)	99,421,008	89,922,088	86,015,702

Loss per share:
Basic
Continuing operations	$(1.39)	$(0.75)	$(0.66)
Discontinued operations	$(0.83)	$(0.68)	$(0.56)

Diluted
Continuing operations	$(1.39)	$(0.75)	$(0.66)
Discontinued operations	$(0.83)	$(0.68)	$(0.56)
________________________________________________________
(1) Years ended December 31, 2022, 2021 and 2020 include participating securities which can be converted into a fixed amount of our shares.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The calculation of Diluted EPS excludes 582,200, 898,299 and 24,652 shares for the years ended December 31, 2022, 2021 and 2020, respectively, because the impact would be anti-dilutive.
During the year ended December 31, 2022, 19,811 ordinary shares were issued to certain directors as compensation.
Ordinary Shares
In September 2021, 12,000,000 ordinary shares, par value $0.01 per share, were issued at a price of $25.50 per share for net proceeds of $291.7 million after deducting underwriting discounts and offering expenses.
In October 2021, the underwriters exercised an option to purchase an additional 1,283,863 ordinary shares, par value $0.01 per share, at a price of $25.50 per share.
See Note 11 for information related to options issued to the Manager in connection with such offering.
Preferred Shares
In March 2021, in a public offering, 4,200,000 shares of 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (“Series C Preferred Shares”), par value $0.01 per share, were issued with a liquidation preference of $25.00 per share for net proceeds of approximately $101.2 million.
On June 30, 2020, an At Market Issuance Sales Agreement was executed with a third party to sell shares of Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares (“Series A Preferred Shares”) and Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares (“Series B Preferred Shares”, collectively, the “ATM Shares”), having an aggregate offering price of up to $100 million, from time to time, through an “at-the market” equity offering program (the “ATM Program”). During the year ended December 31, 2020, 1,070,000 ATM Shares were sold at a weighted average price of $19.54 per share for net proceeds of $20.6 million. In connection with the shares sold under the ATM Program, the Manager was granted 129,988 ordinary shares, which had a grant date fair value of $0.7 million.
In September 2019, in a public offering, 3,450,000 shares of 8.25% Series A Preferred Shares, par value $0.01 per share, were issued with a liquidation preference of $25.00 per share for net proceeds of approximately $82.9 million.
In November 2019, in a public offering, 4,600,000 shares of 8.00% Series B Preferred Shares, par value $0.01 per share, were issued with a liquidation preference of $25.00 per share for net proceeds of approximately $111.1 million.
See Note 11 for information related to options issued to the Manager in connection with these offerings.
16. COMMITMENTS AND CONTINGENCIES
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
17. SUBSEQUENT EVENTS
In January 2023, we issued 12,165 ordinary shares to certain directors as compensation.
Dividends
On February 23, 2023, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended December 31, 2022, payable on March 22, 2023 to the holders of record on March 10, 2023.
Additionally, on February 23, 2023, our Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively, for the quarter ended December 31, 2022, payable on March 15, 2023 to the holders of record on March 7, 2023.
Acquisition
On January 4, 2023, the Company completed the acquisition of its 50% interest (45% pro rata distribution of income until return of JV partner's initial investment) in iAero Thrust LLC (“iAero Thrust”), a hospital maintenance and testing facility dedicated to the CFM56 engine, for $19.5 million.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited FTAI Aviation Ltd.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FTAI Aviation Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors”, “Executive Officers” and “Delinquent Section 16(a) Reports.”
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

PART IV
Item 15.    Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
3.2	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
3.3	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
3.4	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
3.5	Form of Certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
3.6	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
3.7	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
4.1	Indenture, dated September 18, 2018, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.1).

	Exhibit No.	Description
	4.3	First Supplemental Indenture, dated May 21, 2019, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	2025 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.6	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed April 12, 2021).
	4.7	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.6).
	4.8	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.9	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.10	Indenture, dated July 28, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.11	Form of global note representing the Company’s 9.75% senior unsecured notes due 2027 (included in Exhibit 4.10).
	4.12	2027 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.13	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.14	Description of Securities Registered under Section 12 of the Exchange Act.
†	10.1	Management and Advisory Agreement, dated as of July 31, 2022, between the Company, FTAI Aviation Ltd., the Subsidiaries that are party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	10.2	Services and Profit Sharing Agreement, dated November 10, 2022, by and among FTAI Aviation Holdco Ltd., the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.3	Amended and Restated Registration Rights Agreement, dated November 10, 2022, by and among FTAI Aviation Ltd., the Company, Fortress Worldwide Transportation and Infrastructure Master GP LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.4	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023.
†	10.5	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.7	Form of Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
	10.8	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.9	Second Amended and Restated Credit Agreement, dated as of September 20, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 21, 2022).
	10.10	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 22, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
	21.1	Subsidiaries of FTAI Aviation Ltd.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit No.	Description
	101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FTAI AVIATION LTD.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 27, 2023
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 27, 2023
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	February 27, 2023
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	February 27, 2023
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	February 27, 2023
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	February 27, 2023
A. Andrew Levison
Director

By:	/s/ Kenneth J. Nicholson	Date:	February 27, 2023
Kenneth J. Nicholson
Director

By:	/s/ Ray M. Robinson	Date:	February 27, 2023
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 27, 2023
Martin Tuchman
Director