Form 10-Q
period 2023-03-31
FTAI Aviation Ltd.
filed 2023-04-27
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386
FTAI AVIATION LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands		98-1420784
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Ordinary shares, $0.01 par value per share	FTAI	The Nasdaq Global Select Market
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAIP	The Nasdaq Global Select Market
8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares	FTAIO	The Nasdaq Global Select Market
8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares	FTAIN	The Nasdaq Global Select Market
9.50% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares	FTAIM	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 99,728,786 ordinary shares outstanding representing limited liability company interests at April 25, 2023.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part II, Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, and any related responses or actions by businesses and governments;
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
•competition within the aviation;
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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	2	$40,994	$33,565
Restricted cash	2	—	19,500
Accounts receivable, net		113,547	99,443
Leasing equipment, net	4	1,849,662	1,913,553
Property, plant, and equipment, net		11,438	10,014
Investments	5	40,202	22,037
Intangible assets, net	6	45,729	41,955
Inventory, net	2	192,790	163,676
Other assets	2	147,082	125,834
Total assets		$2,441,444	$2,429,577

Liabilities
Accounts payable and accrued liabilities		$105,066	$86,452
Debt, net	7	2,101,907	2,175,727
Maintenance deposits	2	93,703	78,686
Security deposits	2	33,768	32,842
Other liabilities		32,844	36,468
Total liabilities		$2,367,288	$2,410,175

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,728,786 and 99,716,621 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)		$997	$997
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 15,920,000 and 13,320,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)		159	133
Additional paid in capital		368,681	343,350
Accumulated deficit		(296,205)	(325,602)
Shareholders' equity		73,632	18,878
Non-controlling interest in equity of consolidated subsidiaries		524	524
Total equity		74,156	19,402
Total liabilities and equity		$2,441,444	$2,429,577

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2023	2022
Revenues
Lease income		$55,978	$39,325
Maintenance revenue		35,141	36,732
Asset sales revenue		108,691	—
Aerospace products revenue		85,113	14,313
Other revenue		7,795	1,321
Total revenues	12	292,718	91,691

Expenses
Cost of sales		145,670	9,050
Operating expenses	2	22,534	61,799
General and administrative		4,067	4,561
Acquisition and transaction expenses		3,262	2,273
Management fees and incentive allocation to affiliate	11	2,997	3
Depreciation and amortization	4, 6	40,926	41,305
Asset impairment		1,220	122,790
Interest expense		39,292	44,139
Total expenses		259,968	285,920

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	5	(1,335)	198
Gain on sale of assets, net		—	16,288
Other income		8	128
Total other (expense) income		(1,327)	16,614
Income (loss) from continuing operations before income taxes		31,423	(177,615)
Provision for income taxes	10	2,026	1,339
Net income (loss) from continuing operations		29,397	(178,954)
Net loss from discontinued operations, net of income taxes	3	—	(50,705)
Net income (loss)		29,397	(229,659)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		—	—
Discontinued operations	3	—	(7,466)
Less: Dividends on preferred shares		6,791	6,791
Net income (loss) attributable to shareholders		$22,606	$(228,984)

Earnings (loss) per share:	13
Basic
Continuing operations		$0.23	$(1.87)
Discontinued operations		$—	$(0.43)
Diluted
Continuing operations		$0.22	$(1.87)
Discontinued operations		$—	$(0.43)
Weighted average shares outstanding:
Basic		99,728,245	99,366,877
Diluted		100,974,100	99,366,877
See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$29,397	$(229,659)
Other comprehensive income (loss):
Other comprehensive loss related to equity method investees, net (1) in discontinued operations	—	(94,779)
Comprehensive income (loss)	29,397	(324,438)
Comprehensive loss attributable to non-controlling interest:
Continuing operations	—	—
Discontinued operations	—	(7,466)
Comprehensive income (loss) attributable to shareholders	$29,397	$(316,972)
________________________________________________________
(1) Net of deferred tax expense of $0 for the three months ended March 31, 2022.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2023
	Ordinary Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$524	$19,402
Net income				29,397	—	29,397
Other comprehensive income				—	—	—
Total comprehensive income				29,397	—	29,397
Issuance of ordinary shares			230			230
Dividends declared - ordinary shares			(29,919)			(29,919)
Issuance of preferred shares		26	61,703			61,729
Dividends declared - preferred shares			(6,791)			(6,791)
Equity-based compensation			108			108
Equity - March 31, 2023	$997	$159	$368,681	$(296,205)	$524	$74,156

	Three Months Ended March 31, 2022
	Common Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(222,193)		(7,466)	(229,659)
Other comprehensive loss				—	(94,779)	—	(94,779)
Total comprehensive loss				(222,193)	(94,779)	(7,466)	(324,438)
Issuance of ordinary shares			164				164
Dividends declared - ordinary shares			(32,749)				(32,749)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						709	709
Equity - March 31, 2022	$992	$133	$1,372,564	$(354,585)	$(251,160)	$(6,949)	$760,995

________________________________________________
(1) Common and Preferred Shares of Fortress Transportation and Infrastructure Investors LLC were exchanged for Ordinary and Preferred Shares of FTAI Aviation Ltd. when the Merger, as detailed in Note 1, was completed on November 10, 2022.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$29,397	$(229,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses of unconsolidated entities	1,335	24,013
Gain on sale of assets, net	(31,657)	(16,288)
Security deposits and maintenance claims included in earnings	(9,842)	(11,592)
Equity-based compensation	108	709
Depreciation and amortization	40,926	58,301
Asset impairment	1,220	122,790
Change in deferred income taxes	1,692	2,388
Change in fair value of non-hedge derivative	—	766
Change in fair value of guarantees	(1,769)	—
Amortization of lease intangibles and incentives	7,844	12,013
Amortization of deferred financing costs	2,017	5,771
Provision for credit losses	475	47,914
Other	(326)	(208)
Change in:
Accounts receivable	(14,840)	8,619
Inventory	6,984	(6,044)
Other assets	(2,013)	(4,221)
Accounts payable and accrued liabilities	6,088	(16,597)
Management fees payable to affiliate	(386)	(158)
Other liabilities	1,444	3,406
Net cash provided by operating activities	38,697	1,923

Cash flows from investing activities:
Investment in unconsolidated entities	(19,500)	(1,637)
Principal collections on finance leases	—	67
Acquisition of leasing equipment	(127,513)	(219,440)
Acquisition of property, plant and equipment	(1,451)	(54,661)
Acquisition of lease intangibles	(8,640)	(5,282)
Purchase deposits for acquisitions	(9,940)	(3,350)
Proceeds from sale of leasing equipment	153,679	51,491
Proceeds from sale of property, plant and equipment	—	2,910
Proceeds for deposit on sale of aircraft and engine	1,042	1,775
Net cash used in investing activities	$(12,323)	$(228,127)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from debt	$145,000	$408,980
Repayment of debt	(220,000)	(224,473)
Payment of deferred financing costs	—	(10,818)
Receipt of security deposits	1,459	1,075
Return of security deposits	(65)	—
Receipt of maintenance deposits	10,142	10,836
Release of maintenance deposits	—	(250)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	61,729	—
Cash dividends - ordinary shares	(29,919)	(32,749)
Cash dividends - preferred shares	(6,791)	(6,791)
Net cash (used in) provided by financing activities	$(38,445)	$145,810

Net decrease in cash and cash equivalents and restricted cash	(12,071)	(80,394)
Cash and cash equivalents and restricted cash, beginning of period	53,065	440,061
Cash and cash equivalents and restricted cash, end of period	$40,994	$359,667

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$17,104	$9,658
Security deposits, maintenance deposits, other assets and other liabilities settled in the sale of leasing equipment	10,293	—
Settled and assumed security deposits	(468)	(10,198)
Billed, assumed and settled maintenance deposits	6,774	(31,594)
Non-cash change in equity method investment	—	(94,779)
Issuance of ordinary shares	230	164

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
On November 10, 2022, the Company completed a reverse merger transaction pursuant to the Agreement and Plan of Merger (the “Merger”) between Fortress Transportation and Infrastructure Investors LLC (“FTAI LLC”) and the Company and the parties thereto, with FTAI LLC becoming a subsidiary of the Company. This reverse merger represents a transaction between entities under common control. Upon merger completion, FTAI LLC’s shareholders received one share of the Company’s ordinary shares, Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares in exchange for each share of FTAI LLC’s common shares, Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares, respectively, with the new Shares of FTAI Aviation Ltd. having substantially similar rights and privileges as the respective FTAI LLC shares being converted. All exchanges were completed without any further action from the shareholders.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of us and our subsidiaries. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
We use the equity method of accounting for investments in entities in which we exercise significant influence but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities as well as the proportionate interest in adjustments to other comprehensive loss.
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
Restricted Cash—Restricted cash consists of funds required for the Company’s investment in Quick Turn, as described in Note 5, of $19.5 million as of December 31, 2022. The Company had no restricted cash as of March 31, 2023.
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading and to support operations. Inventory is carried at the lower of cost or net realizable value on our consolidated balance sheets.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Revenues—We disaggregate our revenue from contracts with customers by products and services. Revenues are within the scope of ASC 842, Leases, and ASC 606, Revenue from contracts with customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Asset sales revenue in the Consolidated Statement of Operations beginning in the third quarter of 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations beginning in the third quarter of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain on sale of assets, net on the Consolidated Statement of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were under leasing arrangements with customers prior to sales and were included in Leasing equipment, net, on the Consolidated Balance Sheets.
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
Aerospace Products revenue—Aerospace Products revenue primarily consists of the transaction price related to the sale of repaired CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over the related asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.

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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned 18% and 10% of our revenue from two customers in the Aviation Leasing segment during the three months ended March 31, 2023. No single customer accounted for greater than 10% of total revenue during the three months ended March 31, 2022.
As of March 31, 2023, there was one customer in the Aviation Leasing segment that represented 15% of total accounts receivable, net. As of December 31, 2022, there were two customers in the Aviation Leasing segment that represented 20% and 12% of total accounts receivable, net.
We maintain cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $66.1 million and $65.6 million as of March 31, 2023 and December 31, 2022, respectively. There was provision for credit losses of $0.5 million and $47.9 million for the three months ended March 31, 2023 and 2022, respectively, which is included in Operating expenses in the Consolidated Statements of Operations.
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and our allowance for doubtful accounts at March 31, 2023 includes all accounts receivable exposure to Russian and Ukrainian customers.
Comprehensive Loss—Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive loss represents net income (loss), as presented in the Consolidated Statements of Operations, adjusted for comprehensive loss related to cash flow hedges of our equity method investees of discontinued operations. The cash flow impact of commodity derivatives held by our consolidated subsidiaries is recognized in Change in fair value of non-hedge derivatives in our Consolidated Statements of Cash Flows.
Other Assets—Other assets is primarily comprised of lease incentives of $43.0 million and $37.9 million, purchase deposits of $10.2 million and $6.7 million, notes receivable of $53.2 million and $49.2 million, operating lease right-of-use assets, net of $2.8 million and $3.0 million, finance leases, net of $5.9 million and $6.4 million, maintenance right assets of $8.8 million and $6.8 million and prepaid expenses of $1.5 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three months ended March 31, 2023 and 2022, the Board of Directors declared cash dividends of $0.30 and $0.33, per ordinary share, respectively.
Additionally, in the quarter ended March 31, 2023, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares of $0.52, $0.50 and $0.52 per share, respectively.
Recent Accounting Pronouncements—The Company has evaluated all recent accounting pronouncements and none are expected to have a material impact on the Company’s consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
3. DISCONTINUED OPERATIONS
FTAI Infrastructure Inc. (“FTAI Infrastructure”) Spin-Off
On April 28, 2022, the Board of Directors of the Company unanimously approved the previously announced spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly owned subsidiary of the Company). The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022. The distribution was completed on August 1, 2022. Under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the spin-off met the criteria to be reported as a discontinued operation. Therefore, FTAI Infrastructure is presented as a discontinued operation within the Company’s financial statements for the three months ended March 31, 2022.
FTAI Infrastructure is a corporation for U.S. federal income tax purposes and holds, among other things, the Company’s previously held interests in the (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment, and (iv) Transtar business. FTAI Infrastructure retained all related project-level debt of those businesses. In connection with the spin-off, FTAI Infrastructure paid a dividend of $730.3 million to the Company. The Company used these proceeds to repay all outstanding borrowings under its 2021 bridge loans, $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. FTAI LLC retained the aviation business and certain other assets, and FTAI LLC’s remaining outstanding corporate indebtedness.
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
Financial Information of Discontinued Operations
The following table presents the significant components of net loss from discontinued operations:

Three Months Ended
March 31, 2022
Revenues
Total revenues	$46,148
Expenses
Operating expenses	38,067
General and administrative expenses	1,130
Acquisition and transaction expenses	3,751
Management fees and incentive allocation to affiliate	4,161
Depreciation and amortization	16,996
Interest expense	6,459
Total expenses	70,564
Equity in losses of unconsolidated entities	(24,211)
Other income	69
Total other expense	(24,142)
Loss before income taxes	(48,558)
Provision for income taxes	2,147
Net loss from discontinued operations, net of income taxes	(50,705)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(7,466)
Net loss attributable to shareholders	(43,239)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for the three months ended March 31, 2022. The following table summarizes depreciation and amortization, capital expenditures, and other significant operating and investing noncash items from discontinued operations:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Three Months Ended
March 31, 2022
Operating activities:
Equity in losses of unconsolidated entities	$24,211
Depreciation and amortization	16,996
Equity-based compensation	709
Investing activities:
Acquisition of property, plant and equipment	$(52,546)
Investment in unconsolidated entities	(1,637)
Proceeds from sale of property, plant and equipment	2,910
Non-cash change in equity method investment	(94,779)
The Company accounted for Long Ridge Terminal LLC, included in discontinued operations for the three months ended March 31, 2022 included above, using the equity method of accounting. Summarized financial data for Long Ridge Terminal LLC are shown in the following table.

Three Months Ended
Income Statement	March 31, 2022
Total revenue	$24,411
Expenses
Operating expenses	12,447
Depreciation and amortization	12,544
Interest expense	12,861
Total expenses	37,852
Other expense	(29,234)
Net loss	$(42,675)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2023	December 31, 2022
Leasing equipment	$2,346,078	$2,413,230
Less: Accumulated depreciation	(496,416)	(499,677)
Leasing equipment, net	$1,849,662	$1,913,553
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, during the three months ended March 31, 2022, we recognized an impairment charge totaling $122.8 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of March 31, 2023, four aircraft and one engine were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $1.2 million, net of redelivery compensation during the three months ended March 31, 2023.
The following table presents information related to our acquisitions and dispositions of aviation leasing equipment during the three months ended March 31, 2023:

Acquisitions:
Aircraft	5
Engines	22
Dispositions:
Aircraft	8
Engines	13
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Depreciation expense for leasing equipment	$40,766	$41,203
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2023	December 31, 2022
Advanced Engine Repair JV	Equity method	25%	$19,799	$20,207
Falcon MSN 177 LLC	Equity method	50%	1,731	1,830
Quick Turn Engine Center LLC	Equity method	50%	18,672	—
			$40,202	$22,037
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2023 and 2022.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended March 31,
	2023	2022
Advanced Engine Repair JV	$(408)	$(354)
Falcon MSN 177 LLC	(99)	552
Quick Turn Engine Center LLC	(828)	—
Total	$(1,335)	$198
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
Quick Turn Engine Center LLC
On January 4, 2023, we invested $19.5 million for a 50% interest in Quick Turn Engine Center LLC or “Quick Turn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. We account for our investment in Quick Turn as an equity method investment as we have significant influence through our interest.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2023	December 31, 2022
Intangible assets
Acquired favorable lease intangibles	$60,514	$64,202
Less: Accumulated amortization	(14,785)	(22,247)
Acquired favorable lease intangibles, net	$45,729	$41,955

Intangible liabilities
Acquired unfavorable lease intangibles	$3,771	$13,152
Less: Accumulated amortization	(1,796)	(2,607)
Acquired unfavorable lease intangibles, net	$1,975	$10,545
Intangible assets and liabilities are all held within the Aviation Leasing segment. Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2023	2022
Lease intangibles	Lease income	$3,983	$3,658
As of March 31, 2023, estimated net annual amortization of intangibles is as follows:

Remainder of 2023	$14,150
2024	10,083
2025	8,678
2026	3,695
2027	4,392
Thereafter	2,756
Total	$43,754

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	March 31, 2023			December 31, 2022
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$75,000	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	9/20/25	$150,000
Total loans payable	75,000			150,000
Bonds payable
Senior Notes due 2025 (2)	652,794	6.50%	10/1/25	653,036
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,002,006	5.50%	5/1/28	1,002,091
Total bonds payable	2,054,800			2,055,127

Debt	2,129,800			2,205,127
Less: Debt issuance costs	(27,893)			(29,400)
Total debt, net	$2,101,907			$2,175,727

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $1,207 and $1,318 at March 31, 2023 and December 31, 2022, respectively, and an unamortized premium of $4,001 and $4,354 at March 31, 2023 and December 31, 2022, respectively.
(3) Includes an unamortized premium of $2,006 and $2,091 at March 31, 2023 and December 31, 2022, respectively.
We were in compliance with all debt covenants as of March 31, 2023.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair values of our bonds payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below and classified as Level 2 within the fair value hierarchy:

	March 31, 2023	December 31, 2022
Senior Notes due 2025	651,541	613,152
Senior Notes due 2027	421,516	402,032
Senior Notes due 2028	917,230	853,490
The fair values of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $6.3 million and $3.8 million as of March 31, 2023 and December 31, 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term, the estimated cost of replacement and applicable discount rates, and are classified as Level 3. During the three months ended March 31, 2023, the Company recorded a $4.3 million increase in guarantees related to the sale of six aircraft and a $1.8 million decrease related to the change in fair value, which is recorded as Asset sales revenue in the Consolidated Statements of Operations.
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
9. EQUITY-BASED COMPENSATION
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
As of March 31, 2023, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022
Restricted Shares	$108	$—	$8,663	3.8 years
Options
In connection with our March 2023 offering of preferred shares (see Note 13), we granted options to the Manager related to 248,947 ordinary shares at an exercise price of $26.11, which had a grant date fair value of $2.1 million. The assumptions used in valuing the options were: a 3.471% risk-free rate, a 6.263% dividend yield, a 37.879% volatility and a ten-year term.
During the three months ended March 31, 2023, the Manager did not transfer any options to employees.
Restricted Shares

During the three months ended March 31, 2023, we issued restricted shares of the Company to select employees of FTAI Aviation LLC (a wholly owned subsidiary of the Company) that had a grant date fair value of $8.8 million and vest over 4.3 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods, with 50% of the units vesting on June 30, 2026 and the remaining units vesting on June 30, 2027. The fair value of these awards were calculated based on the closing price of FTAI Aviation Ltd.’s ordinary shares on grant date of March 13, 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2023	2022
Current:
Cayman Islands	$—	$—
United States:	—	—
Federal	47	377
State and local	13	357
Non-U.S.	274	293
Total current provision	334	1,027
Deferred:
Cayman Islands	—	—
United States:	—	—
Federal	233	—
State and local	444	—
Non-U.S.	1,015	312
Total deferred provision	1,692	312
Provision for income taxes:
Continuing Operations	2,026	1,339
Discontinued operations	—	2,147
Total	$2,026	$3,486
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
As of and for the three months ended March 31, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
11. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
In connection with the spin-off of FTAI Infrastructure on August 1, 2022, we assigned our then-existing management and advisory agreement, dated as of May 20, 2015, with our Manager to FTAI Infrastructure. On July 31, 2022, we entered into a new management and advisory agreement (the “Management Agreement”), by and among FTAI LLC, FTAI Aviation Ltd., and each of the subsidiaries that are party thereto and the Manager, with substantially similar terms and conditions as the existing management and advisory agreement.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation from continuing operations:

	Three Months Ended March 31,
	2023	2022
Management fees	$55	$3
Income incentive allocation	2,942	—
Capital gains incentive allocation	—	—
Total	$2,997	$3
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
The following table summarizes our reimbursements to the Manager from continuing operations:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2023	2022
Classification in the Consolidated Statements of Operations:
General and administrative	$1,905	$1,748
Acquisition and transaction expenses	100	348
Total	$2,005	$2,096
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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Accrued management fees	$23	$53
Other payables	4,332	4,688
As of March 31, 2023 and December 31, 2022, there were no receivables from the Manager.

12. SEGMENT INFORMATION
As a result of the spin-off of FTAI Infrastructure effective on August 1, 2022, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aftermarket components for aircraft engines. The interim period discloses the reportable segments on this basis, and prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting.
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
We believe that net income (loss) attributable to shareholders from continuing operations, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to shareholders as determined in accordance with U.S. GAAP. The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2023

	Three Months Ended March 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$48,830	$—	$7,148	$55,978
Maintenance revenue	35,141	—	—	35,141
Asset sales revenue	108,691	—	—	108,691
Aerospace products revenue	—	85,113	—	85,113
Other revenue	6,378	—	1,417	7,795
Total revenues	$199,040	$85,113	$8,565	$292,718

Expenses
Cost of sales	92,234	53,436	—	145,670
Operating expenses	7,088	3,655	11,791	22,534
General and administrative	—	—	4,067	4,067
Acquisition and transaction expenses	1,462	755	1,045	3,262
Management fees and incentive allocation to affiliate	—	—	2,997	2,997
Depreciation and amortization	38,140	86	2,700	40,926
Asset impairment	1,220	—	—	1,220
Interest expense	—	—	39,292	39,292
Total expenses	140,144	57,932	61,892	259,968

Other income (expense)
Equity in losses of unconsolidated entities	(99)	(1,236)	—	(1,335)
Other income	8	—	—	8
Total other expense	(91)	(1,236)	—	(1,327)
Income (loss) from continuing operations before income taxes	58,805	25,945	(53,327)	31,423
Provision for income taxes	995	916	115	2,026
Net income (loss) from continuing operations	57,810	25,029	(53,442)	29,397
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	6,791	6,791
Net income (loss) attributable to shareholders from continuing operations	$57,810	$25,029	$(60,233)	$22,606

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended March 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$107,556	$27,377	$(7,277)	$127,656
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,335)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				696
Less: Interest expense and dividends on preferred shares				(46,083)
Less: Depreciation and amortization expense				(48,770)
Less: Incentive allocations				(2,942)
Less: Asset impairment charges				(1,220)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(3,262)
Less: Equity-based compensation expense				(108)
Less: Provision for income taxes				(2,026)
Net income attributable to shareholders from continuing operations				$22,606

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$875	$—	$875
Asia	17,766	—	8,565	26,331
Europe	52,365	25,966	—	78,331
North America	115,665	56,996	—	172,661
South America	13,244	1,276	—	14,520
Total revenues	$199,040	$85,113	$8,565	$292,718

Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of March 31, 2023:

Operating Leases
Remainder of 2023	$120,738
2024	96,559
2025	70,796
2026	50,093
2027	35,022
Thereafter	59,959
Total	$433,167

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

II. For the Three Months Ended March 31, 2022

	Three Months Ended March 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$33,958	$—	$5,367	$39,325
Maintenance revenue	36,732	—	—	36,732
Aerospace products revenue	—	14,313	—	14,313
Other revenue	22	—	1,299	1,321
Total revenues	$70,712	$14,313	$6,666	$91,691

Expenses
Cost of sales	—	9,050	—	9,050
Operating expenses	54,472	1,623	5,704	61,799
General and administrative	—	—	4,561	4,561
Acquisition and transaction expenses	209	—	2,064	2,273
Management fees and incentive allocation to affiliate	—	—	3	3
Depreciation and amortization	39,228	34	2,043	41,305
Asset impairment	122,790	—	—	122,790
Interest expense	—	—	44,139	44,139
Total expenses	216,699	10,707	58,514	285,920

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	552	(354)	—	198
Gain on sale of assets, net	6,587	9,701	—	16,288
Other income (expense)	165	—	(37)	128
Total other income (expense)	7,304	9,347	(37)	16,614
(Loss) income from continuing operations before income taxes	(138,683)	12,953	(51,885)	(177,615)
Provision for income taxes	986	71	282	1,339
Net (loss) income from continuing operations	(139,669)	12,882	(52,167)	(178,954)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	6,791	6,791
Net (loss) income attributable to shareholders from continuing operations	$(139,669)	$12,882	$(58,958)	$(185,745)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended March 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$35,556	$13,043	$(3,639)	$44,960
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in earnings of unconsolidated entities				198
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(254)
Less: Interest expense and dividends on preferred shares				(50,930)
Less: Depreciation and amortization expense				(53,317)
Less: Incentive allocations				—
Less: Asset impairment charges				(122,790)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(2,273)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(1,339)
Net loss attributable to shareholders from continuing operations				$(185,745)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$850	$—	$850
Asia	15,662	1,401	6,666	23,729
Europe	27,402	4,574	—	31,976
North America	18,284	7,488	—	25,772
South America	9,364	—	—	9,364
Total	$70,712	$14,313	$6,666	$91,691
III. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	March 31, 2023	December 31, 2022
Property, plant and equipment and leasing equipment, net
Africa	$—	$7,952
Asia	375,595	383,378
Europe	871,581	821,840
North America	427,391	424,617
South America	186,533	285,780
Total property, plant and equipment and leasing equipment, net	$1,861,100	$1,923,567
13. EARNINGS PER SHARE AND EQUITY
Basic earnings per ordinary share (“EPS”) is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of ordinary shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of ordinary shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The calculation of basic and diluted EPS is presented below:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Net income (loss) from continuing operations	$29,397	$(178,954)
Net loss from discontinued operations, net of income taxes	—	(50,705)
Net income (loss)	$29,397	$(229,659)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—
Discontinued operations	—	(7,466)
Less: Dividends on preferred shares	6,791	6,791
Net income (loss) attributable to shareholders	$22,606	$(228,984)
Weighted Average Ordinary Shares Outstanding - Basic (1)	99,728,245	99,366,877
Weighted Average Ordinary Shares Outstanding - Diluted (1)	100,974,100	99,366,877

Earnings (loss) per share:
Basic
Continuing operations	$0.23	$(1.87)
Discontinued operations	$—	$(0.43)
Diluted
Continuing operations	$0.22	$(1.87)
Discontinued operations	$—	$(0.43)
________________________________________________________
(1) Three months ended March 31, 2022 include participating securities which can be converted into a fixed amount of our shares.
For the three months ended March 31, 2023 and 2022, 57,175 and 771,689 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the three months ended March 31, 2023 and 2022, we issued 12,165 and 8,311 ordinary shares to certain directors as compensation.
Preferred Shares
In March 2023, in a public offering, we issued 2,600,000 shares of 9.50% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares (“Series D Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds before expenses of approximately $63.0 million. See Note 9 for information related to options issued to the Manager in connection with such offering.
14. COMMITMENTS AND CONTINGENCIES
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
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease. Under the agreements, we provide certain guarantees at the end of the lease term for the condition of the aircraft engines that were sold to the buyer. The guarantees are valued at $6.3 million and $3.8 million as of March 31, 2023 and December 31, 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets.
Given variability in the condition of the engines at the end of the lease terms, which range from 4 to 10 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at March 31, 2023 was $33.5 million, which is not reasonably expected.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

15. SUBSEQUENT EVENTS
Dividends
On April 25, 2023, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended March 31, 2023, payable on May 23, 2023 to the holders of record on May 12, 2023.
Additionally, on April 25, 2023, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively, payable on June 15, 2023 to the holders of record on June 1, 2023.

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
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation assets since 2002. As of March 31, 2023, we had total consolidated assets of $2.4 billion and total equity of $74.2 million.
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, during the three months ended March 31, 2022, we recognized an impairment charge totaling $122.8 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of March 31, 2023, four aircraft and one engine were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia.
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
Spin-Off of FTAI Infrastructure Inc. (“FTAI Infrastructure”)
On August 1, 2022, we effected a spin-off of our infrastructure business held by FTAI Infrastructure (a wholly-owned subsidiary of the Company) as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022.
FTAI Infrastructure is a corporation for U.S. federal income tax purposes and holds, among other things, the Company’s previously held interests in the (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment, and (iv) Transtar business. FTAI Infrastructure retained all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure paid a dividend of $730.3 million to the Company. The Company used these proceeds to repay all outstanding borrowings under its 2021 bridge loans, $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. Fortress Transportation and Infrastructure Investors LLC (“FTAI LLC”) retained the aviation business and certain other assets, and FTAI LLC’s remaining outstanding corporate indebtedness.
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
On November 10, 2022, the Company completed the transactions set forth in the Agreement and Plan of Merger (the “Merger”) between FTAI LLC and FTAI Aviation Ltd. and certain other parties, with FTAI LLC becoming a subsidiary of the company. As a result of the merger, FTAI Aviation Ltd. became a Cayman Islands exempted company. Upon merger completion, FTAI LLC public common shareholders’ shares of the Company were exchanged automatically for shares of FTAI Aviation Ltd. without any further action from the shareholders.
Operating Segments
As a result of the spin-off of FTAI Infrastructure effective August 1, 2022, the Company reevaluated its operating segments. The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aircraft engines and aftermarket components for aircraft engines. The interim period discloses the reportable segments on this basis, and prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting.
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

Comparison of the three months ended March 31, 2023 and 2022
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Lease income	$55,978	$39,325	$16,653
Maintenance revenue	35,141	36,732	(1,591)
Asset sales revenue	108,691	—	108,691
Aerospace products revenue	85,113	14,313	70,800
Other revenue	7,795	1,321	6,474
Total revenues	292,718	91,691	201,027

Expenses
Cost of sales	145,670	9,050	136,620
Operating expenses	22,534	61,799	(39,265)
General and administrative	4,067	4,561	(494)
Acquisition and transaction expenses	3,262	2,273	989
Management fees and incentive allocation to affiliate	2,997	3	2,994
Depreciation and amortization	40,926	41,305	(379)
Asset impairment	1,220	122,790	(121,570)
Interest expense	39,292	44,139	(4,847)
Total expenses	259,968	285,920	(25,952)

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(1,335)	198	(1,533)
Gain on sale of assets, net	—	16,288	(16,288)
Other income	8	128	(120)
Total other (expense) income	(1,327)	16,614	(17,941)
Income (loss) from before income taxes	31,423	(177,615)	209,038
Provision for income taxes	2,026	1,339	687
Net income (loss) from continued operations	29,397	(178,954)	208,351
Net loss from discontinued operations, net of income taxes	—	(50,705)	50,705
Net income (loss)	29,397	(229,659)	259,056
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries:
Continued operations	—	—	—
Discontinued operations	—	(7,466)	7,466
Less: Dividends on preferred shares	6,791	6,791	—
Net income (loss) attributable to shareholders	$22,606	$(228,984)	$251,590

The following table sets forth a reconciliation of net income (loss) attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net income (loss) attributable to shareholders from continuing operations	$22,606	$(185,745)	$208,351
Add: Provision for income taxes	2,026	1,339	687
Add: Equity-based compensation expense	108	—	108
Add: Acquisition and transaction expenses	3,262	2,273	989
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	1,220	122,790	(121,570)
Add: Incentive allocations	2,942	—	2,942
Add: Depreciation and amortization expense (1)	48,770	53,317	(4,547)
Add: Interest expense and dividends on preferred shares	46,083	50,930	(4,847)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(696)	254	(950)
Less: Equity in losses (earnings) of unconsolidated entities	1,335	(198)	1,533
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$127,656	$44,960	$82,696
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) depreciation and amortization expense of $40,926 and $41,305, (ii) lease intangible amortization of $3,983 and $3,658 and (iii) amortization for lease incentives of $3,861 and $8,354, respectively.
(2) Includes the following items for the three months ended March 31, 2023 and 2022: (i) net (loss) income of $(1,335) and $198, (ii) depreciation and amortization expense of $400 and $56, and (iii) acquisition and transaction expenses of $239 and $0, respectively.
Revenues
Presentation of assets sales
During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Revenues in the Consolidated Statement of Operations beginning in the third quarter of 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations beginning in the third quarter of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain (loss) on sale of assets, net on the Consolidated Statement of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were included in Leasing equipment, net, on the Consolidated Balance Sheets.
Comparison of the three months ended March 31, 2023 and 2022
Total revenues increased $201.0 million primarily due to an increase in asset sales revenue, aerospace products revenue, lease income and other revenue.
Asset sales revenue increased $108.7 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment during 2023. See above discussion regarding presentation of asset sales.
Aerospace products revenue increased $70.8 million primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Lease income increased $16.7 million primarily due to an increase in the number of aircraft placed on lease and an increase in the Offshore Energy business as the daily charter rate on one of our vessels increased.
Other revenue increased $6.5 million primarily due to an increase in end-of lease redelivery compensation.
Expenses
Comparison of the three months ended March 31, 2023 and 2022
Total expenses decreased $26.0 million, primarily due to lower (i) asset impairment charges, (ii) operating expenses and (iii) interest expense, partially offset by higher (iv) cost of sales and (v) management fees and incentive allocation to affiliate.

Asset impairment decreased $121.6 million primarily due to the write down in 2022 of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
Operating expenses decreased $39.3 million which primarily reflects:
•a decrease of $47.4 million in the Aviation Leasing segment primarily as a result of decreases in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, professional fees and repairs and maintenance expenses, partially offset by increases in insurance expense and shipping and storage fees.
•an increase of $6.1 million in the Offshore Energy business which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel and crane repairs on one of our vessels.
•an increase of $2.0 million in the Aerospace Products segment primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Interest expense decreased $4.8 million which reflects a decrease in the average outstanding debt of approximately $426.0 million due to decreases in (i) the 2021 Bridge Loans of $260.0 million and (ii) the Senior Notes due 2025 of $199.2 million, which were partially redeemed in August 2022, partially offset by an increase in (iii) the Revolving Credit Facility of $33.2 million.
Cost of sales increased $136.6 million primarily as a result of an increase in asset sales and aerospace product sales and the gross presentation of asset sales revenue and Aerospace Product revenues as described above.
Management fees and incentive allocation to affiliate increased $3.0 million primarily due to an increase in incentive fee due to the Manager.
Other income (expense)
Total other income decreased $17.9 million which primarily reflects (i) a decrease of $16.3 million in gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments due to the change in presentation of asset sales as described above and (ii) an increase of $1.5 million in Aviation Leasing’s and Aerospace Products’ proportionate share of unconsolidated entities’ net loss. See above discussion regarding presentation of asset sales and impact on gain on sales of assets, net.
Net income from continuing operations
Net income from continuing operations increased $208.4 million primarily due to the changes noted above.
Net loss from discontinued operations
Net loss from discontinued operations decreased $50.7 million primarily due to:
•A decrease in net loss of $32.1 million in the Ports and Terminals business in Q1 2022 of which $23.6 million relates to our equity pick-up in net losses for the Long Ridge investment;
•A decrease in net loss of $16.1 million in the Jefferson business which is primarily driven by no activity in Q1 2023 compared to three months of activity during Q1 2022; and
•A decrease in acquisition and transaction expense of $3.6 million and management fees due to affiliate of $4.2 million, both due to the spin-off of the infrastructure business; all offset by
•A decrease in net income of $7.5 million from the Transtar business during Q1 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $82.7 million primarily due to the changes noted above.

Aviation Leasing Segment

As of March 31, 2023, in our Aviation Leasing segment, we own and manage 334 aviation assets, consisting of 93 commercial aircraft and 241 engines, including four aircraft and one engine that were still located in Ukraine and eight aircraft and seventeen engines that were still located in Russia.
As of March 31, 2023, 76 of our commercial aircraft and 137 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 75% utilized during the three months ended March 31, 2023, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 44 months, and our engines currently on-lease have an average remaining lease term of 10 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2023	8	98	106
Purchases	—	5	5
Sales	(2)	(6)	(8)
Transfers	—	(10)	(10)
Assets at March 31, 2023	6	87	93

Engines
Assets at January 1, 2023	40	184	224
Purchases	—	22	22
Sales	(3)	(10)	(13)
Transfers	1	7	8
Assets at March 31, 2023	38	203	241

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Lease income	$48,830	$33,958	$14,872
Maintenance revenue	35,141	36,732	(1,591)
Asset sales revenue	108,691	—	108,691
Other revenue	6,378	22	6,356
Total revenues	199,040	70,712	128,328

Expenses
Cost of sales	92,234	—	92,234
Operating expenses	7,088	54,472	(47,384)
Acquisition and transaction expenses	1,462	209	1,253
Depreciation and amortization	38,140	39,228	(1,088)
Asset impairment	1,220	122,790	(121,570)
Total expenses	140,144	216,699	(76,555)

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(99)	552	(651)
Gain on sale of assets, net	—	6,587	(6,587)
Other income	8	165	(157)
Total other (expense) income	(91)	7,304	(7,395)
Income (loss) before income taxes	58,805	(138,683)	197,488
Provision for income taxes	995	986	9
Net income (loss)	57,810	(139,669)	197,479
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net income (loss) attributable to shareholders	$57,810	$(139,669)	$197,479

The following table sets forth a reconciliation of net income (loss) attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net income (loss) attributable to shareholders from continuing operations	$57,810	$(139,669)	$197,479
Add: Provision for (benefit from) income taxes	995	986	9
Add: Equity-based compensation expense	22	—	22
Add: Acquisition and transaction expenses	1,462	209	1,253
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	1,220	122,790	(121,570)
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	45,984	51,240	(5,256)
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(36)	552	(588)
Less: Equity in (earnings) losses of unconsolidated entities	99	(552)	651
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$107,556	$35,556	$72,000
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) depreciation expense of $38,140 and $39,228, (ii) lease intangible amortization of $3,983 and $3,658 and (iii) amortization for lease incentives of $3,861 and $8,354, respectively.
(2) Includes the following items for the three months ended March 31, 2023 and 2022: (i) net (loss) income of $(99) and $552 and (ii) depreciation and amortization of $63 and $0, respectively.
Comparison of the three months ended March 31, 2023 and 2022
Revenues
Total revenue increased $128.3 million driven by an increase in asset sales revenue, lease income and other revenue, partially offset by a decrease in maintenance revenue.
•Asset sales revenue increased $108.7 million primarily due to an increase in the sale of commercial aircraft and engines. See above discussion regarding presentation of asset sales.
•Lease income increased $14.9 million primarily due an increase in the number of aircraft placed on lease.
•Other revenue increased $6.4 million primarily due to an increase in end-of-lease redelivery compensation.
•Maintenance revenue decreased $1.6 million primarily due to the recognition of maintenance deposits in 2022 related to the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines, partially offset by an increase in the number of aircraft and engines placed on lease, and higher aircraft and engine utilization.

Expenses
Total expenses decreased $76.6 million primarily driven by a decrease in asset impairment expense and operating expenses, partially offset by an increase in cost of sales.
•Asset impairment decreased $121.6 million primarily due to the write down in 2022 of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
•Operating expenses decreased $47.4 million primarily as a result of decreases in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, professional fees and repairs and maintenance expenses, partially offset by increases in insurance expense and shipping and storage fees.
•Cost of sales increased $92.2 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related costs of sales as described above.
Other income (expense)
Total other income decreased $7.4 million primarily due to a decrease of $6.6 million in gain on the sale of leasing equipment in 2022 due to the change in presentation of asset sales as described above and a decrease of $0.7 million in Aviation Leasing’s proportionate share of unconsolidated entities’ net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $72.0 million primarily due to the changes noted above.

Aerospace Products Segment
The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through exclusivity arrangements, aircraft engines and aftermarket components primarily for the CFM56-7B and CFM56-5B commercial aircraft engines. Our engine and module sales are facilitated through The Module Factory, a dedicated commercial maintenance program, designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines, performed by a third party. Used serviceable material is sold through our exclusive partnership with AAR Corp, who is responsible for the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs and a 50% interest in Quick Turn Engine Center LLC or “Quick Turn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine.
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Aerospace products revenue	85,113	14,313	70,800

Expenses
Cost of sales	53,436	9,050	44,386
Operating expenses	3,655	1,623	2,032
Acquisition and transaction expenses	755	—	755
Depreciation and amortization	86	34	52
Total expenses	57,932	10,707	47,225

Other (expense) income
Equity in losses of unconsolidated entities	(1,236)	(354)	(882)
Gain on sale of assets, net	—	9,701	(9,701)
Total other (expense) income	(1,236)	9,347	(10,583)
Income before income taxes	25,945	12,953	12,992
Provision for income taxes	916	71	845
Net income	25,029	12,882	12,147
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net income attributable to shareholders	$25,029	$12,882	$12,147

The following table sets forth a reconciliation of net income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net income attributable to shareholders	$25,029	$12,882	$12,147
Add: Provision for income taxes	916	71	845
Add: Equity-based compensation expense	15	—	15
Add: Acquisition and transaction expenses	755	—	755
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	86	34	52
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(660)	(298)	(362)
Less: Equity in losses of unconsolidated entities	1,236	354	882
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$27,377	$13,043	$14,334
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) net loss of $1,236 and $354, (ii) depreciation and amortization expense of $337 and $56, and (iii) acquisition and transaction expenses of $239 and $0, respectively.

Comparison of the three months ended March 31, 2023 and 2022
Revenues
Total Aerospace Products revenue increased $70.8 million primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Expenses
Total expenses increased $47.2 million primarily due to an increase in costs of sales and operating expenses.
•Cost of sales increased $44.4 million primarily as a result of an increase in Aerospace Product sales and the gross presentation described above.
•Operating expenses increased $2.0 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Other income (expense)
Total other income (expense) decreased $10.6 million primarily due to a decrease of $9.7 million in gain on sale of assets, net and an increase of $0.9 million in our proportionate share of unconsolidated entities’ net loss. See above discussion regarding presentation of asset sales.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $14.3 million primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Lease income	$7,148	$5,367	$1,781
Other revenue	1,417	1,299	118
Total revenues	8,565	6,666	1,899

Expenses
Operating expenses	11,791	5,704	6,087
General and administrative	4,067	4,561	(494)
Acquisition and transaction expenses	1,045	2,064	(1,019)
Management fees and incentive allocation to affiliate	2,997	3	2,994
Depreciation and amortization	2,700	2,043	657
Interest expense	39,292	44,139	(4,847)
Total expenses	61,892	58,514	3,378

Other expense
Other expense	—	(37)	37
Total other expense	—	(37)	37
Loss before income taxes	(53,327)	(51,885)	(1,442)
Provision for income taxes	115	282	(167)
Net loss	(53,442)	(52,167)	(1,275)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Less: Dividends on preferred shares	6,791	6,791	—
Net loss attributable to shareholders from continuing operations	$(60,233)	$(58,958)	$(1,275)
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net loss attributable to shareholders from continuing operations	$(60,233)	$(58,958)	$(1,275)
Add: Provision for income taxes	115	282	(167)
Add: Equity-based compensation expense	71	—	71
Add: Acquisition and transaction expenses	1,045	2,064	(1,019)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	2,942	—	2,942
Add: Depreciation and amortization expense	2,700	2,043	657
Add: Interest expense and dividends on preferred shares	46,083	50,930	(4,847)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(7,277)	$(3,639)	$(3,638)

Comparison of the three months ended March 31, 2023 and 2022
Revenues
Total revenues increased $1.9 million primarily due to an increase in the Offshore Energy business as the daily charter rate on one of our vessels increased.
Expenses
Total expenses increased $3.4 million primarily due to higher operating expenses, management fees and incentive allocation to affiliate, and depreciation expense, partially offset by lower interest expense and acquisition and transaction expenses.
•Operating expenses increased $6.1 million which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel and crane repairs on one of our vessels.
•Management fees and incentive allocation to affiliate increased $3.0 million primarily due to an increase in incentive fee due to the Manager.
•Depreciation and amortization expense increased $0.7 million primarily due to the Well Intervention Tower being placed into service on one of our offshore vessels in December 2022.
•Interest expense decreased $4.8 million, which reflects a decrease in the average outstanding debt of approximately $426.0 million due to decreases in (i) the 2021 Bridge Loans of $260.0 million and (ii) the Senior Notes due 2025 of $199.2 million, which were partially redeemed in August 2022, partially offset by an increase in (iii) the Revolving Credit Facility of $33.2 million.
•Acquisition and transaction expense decreased $1.0 million primarily due to lower professional fees related to strategic transactions.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.6 million primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our investments amid market volatility.
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our ordinary and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $167.0 million and $284.4 million during the three months ended March 31, 2023 and 2022, respectively.
•Dividends to shareholders and holders of eligible participating securities were $36.7 million and $39.5 million during the three months ended March 31, 2023 and 2022, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our aviation assets (including maintenance reserve collections) net of operating expenses, (ii) proceeds from borrowings or the issuance of securities and (iii) proceeds from asset sales.
•Cash flows from operating activities, plus maintenance reserve collections were $48.8 million and $12.8 million during the three months ended March 31, 2023 and 2022, respectively.
•During the three months ended March 31, 2023, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $145.0 million and $220.0 million, respectively. During the three months ended March 31, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million, (ii) Revolving Credit Facility of $160.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of $224.5 million relating to the Revolving Credit Facility.
•Proceeds from the sale of assets were $153.7 million and $54.4 million during the three months ended March 31, 2023 and 2022, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $61.7 million and $0.0 million during the three months ended March 31, 2023 and 2022, respectively.

We are currently evaluating several potential transactions and related financings, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction or related financing.
Historical Cash Flow
Comparison of the three months ended March 31, 2023 and 2022
The following table compares the historical cash flow from continuing and discontinued operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flow Data:
Net cash provided by operating activities	$38,697	$1,923
Net cash used in investing activities	(12,323)	(228,127)
Net cash (used in) provided by financing activities	(38,445)	145,810

Net cash provided by operating activities increased $36.8 million, which primarily reflects an increase in net income of $259.1 million, partially offset by certain adjustments to reconcile net income to cash provided by operating activities including (i) asset impairment of $121.6 million, (ii) provision for credit losses of $47.4 million, (iii) equity in losses of unconsolidated entities of $22.7 million, (iv) depreciation and amortization of $17.4 million and (v) gain on sale of assets, net of $15.4 million.
Net cash used in investing activities decreased $215.8 million, primarily due to (i) higher proceeds from the sale of leasing equipment of $102.2 million, (ii) a decrease in acquisitions of leasing equipment of $91.9 million, and (iii) a decrease in acquisitions of property, plant and equipment of $53.2 million, partially offset by an increase in investment in unconsolidated subsidiaries of $17.9 million.
Net cash used in financing activities increased $184.3 million, primarily due to a decrease in proceeds from debt of $264.0 million, partially offset by an increase in proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs of $61.7 million.
Cash Flows of Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented.
The absence of cash flows from discontinued operations is not expected to adversely affect our liquidity or our ability to fund capital expenditures or working capital needs. The discontinued operations historically generate negative operating and investing cash flows. We also have current availability for borrowing of up to $225.0 million.
Debt Obligations
Refer to Note 7 of the Consolidated Financial Statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2023, we had outstanding principal and interest payment obligations of $2.1 billion and $0.6 billion, respectively, of which only interest payments of $142.1 million are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of March 31, 2023, we had outstanding operating and finance lease obligations of $2.7 million, of which $0.8 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $125.7 million and $27.2 million on our ordinary shares and preferred shares, respectively.
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
Critical Accounting Estimates and Policies
There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of March 31, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.8 million or a decrease of approximately $0.8 million in interest expense over the next 12 months.
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
Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other operating companies similar to us or pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager has also engaged in additional transportation and infrastructure related management with FTAI Infrastructure in our recent spin-off of our infrastructure assets, and may be involved in other investment opportunities in the future, any of which may compete with us for investments or result in a change in our current investment strategy. In addition, our Articles provide that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of FTAI Aviation Ltd. and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
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
Your percentage ownership in FTAI Aviation Ltd. may be diluted in the future because of equity awards granted and may be granted to our Manager pursuant to the Management Agreement and the Incentive Plan. Since 2015, we granted our Manager an option to acquire 3,903,010 ordinary shares in connection with equity offerings. In the future, upon the successful completion of additional offerings of our ordinary shares or other equity securities (including securities issued as consideration in an acquisition), we will grant to our Manager options to purchase ordinary shares in an amount equal to 10% of the number of ordinary shares being sold in such offerings (or if the issuance relates to equity securities other than our ordinary shares, options to purchase a number of ordinary shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of an ordinary share as of the date of the issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of an ordinary share as of the date of the equity issuance if it relates to equity securities other than our ordinary shares), and any such offering or the exercise of the option in connection with such offering would cause dilution.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of March 31, 2023, rights relating to 1,969,263 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	3.2	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.3	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.4	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.5	Form of Certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.6	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.7	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	4.1	Indenture, dated September 18, 2018, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.1).
	4.3	First Supplemental Indenture, dated May 21, 2019, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	2025 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.6	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed April 12, 2021).
	4.7	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.6).
	4.8	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.9	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.10	Indenture, dated July 28, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.11	Form of global note representing the Company’s 9.75% senior unsecured notes due 2027 (included in Exhibit 4.10).
	4.12	2027 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.13	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.14	Description of Securities Registered under Section 12 of the Exchange Act.
†	10.1	Management and Advisory Agreement, dated as of July 31, 2022, between the Company, FTAI Aviation Ltd., the Subsidiaries that are party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	10.2	Services and Profit Sharing Agreement, dated November 10, 2022, by and among FTAI Aviation Holdco Ltd., the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.3	Amended and Restated Registration Rights Agreement, dated November 10, 2022, by and among FTAI Aviation Ltd., the Company, Fortress Worldwide Transportation and Infrastructure Master GP LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.4	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023.
†	10.5	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.7	Form of Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).

	Exhibit No.	Description
	10.8	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.9	Second Amended and Restated Credit Agreement, dated as of September 20, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 21, 2022).
	10.10	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 22, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed February 27, 2023).
	10.11	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 10, 2023, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	April 27, 2023
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	April 27, 2023
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer