Form 10-Q
period 2023-06-30
FTAI Aviation Ltd.
filed 2023-07-27
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 99,737,046 ordinary shares outstanding representing limited liability company interests at July 24, 2023.

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
•competition within the aviation industry;
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
•effects of the pending acquisition of SoftBank’s equity in Fortress by certain members of management of Fortress and Mubadala;

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	2	$21,134	$33,565
Restricted cash	2	—	19,500
Accounts receivable, net		117,546	99,443
Leasing equipment, net	4	1,891,263	1,913,553
Property, plant, and equipment, net		12,123	10,014
Investments	5	39,822	22,037
Intangible assets, net	6	44,683	41,955
Inventory, net	2	232,043	163,676
Other assets	2	167,018	125,834
Total assets		$2,525,632	$2,429,577

Liabilities
Accounts payable and accrued liabilities		$79,765	$86,452
Debt, net	7	2,173,108	2,175,727
Maintenance deposits	2	98,354	78,686
Security deposits	2	37,192	32,842
Other liabilities		45,895	36,468
Total liabilities		$2,434,314	$2,410,175

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,737,046 and 99,716,621 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)		$997	$997
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 15,920,000 and 13,320,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)		159	133
Additional paid in capital		331,080	343,350
Accumulated deficit		(241,452)	(325,602)
Shareholders' equity		90,784	18,878
Non-controlling interest in equity of consolidated subsidiaries		534	524
Total equity		91,318	19,402
Total liabilities and equity		$2,525,632	$2,429,577

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2023	2022	2023	2022
Revenues
Lease income		$59,541	$39,640	$115,519	$78,965
Maintenance revenue		42,065	39,932	77,206	76,664
Asset sales revenue		101,486	—	210,177	—
Aerospace products revenue		68,075	26,497	153,188	40,810
Other revenue		3,178	5,995	10,973	7,316
Total revenues		274,345	112,064	567,063	203,755

Expenses
Cost of sales		104,532	15,141	250,202	24,191
Operating expenses	2	24,797	19,000	47,331	80,800
General and administrative		3,188	3,906	7,255	8,467
Acquisition and transaction expenses		2,672	3,219	5,934	5,492
Management fees and incentive allocation to affiliate	11	5,563	—	8,560	—
Depreciation and amortization	4, 6	38,514	39,303	79,440	80,608
Asset impairment		—	886	1,220	123,676
Interest expense		38,499	47,889	77,791	92,030
Total expenses		217,765	129,344	477,733	415,264

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	5	(380)	35	(1,715)	233
Gain on sale of assets, net		—	63,645	—	79,933
Other income		408	1,118	416	1,246
Total other income (expense)		28	64,798	(1,299)	81,412
Income (loss) from continuing operations before income taxes		56,608	47,518	88,031	(130,097)
Provision for income taxes	10	1,855	1,829	3,881	3,168
Net income (loss) from continuing operations		54,753	45,689	84,150	(133,265)
Net loss from discontinued operations, net of income taxes	3	—	(35,929)	—	(86,634)
Net income (loss)		54,753	9,760	84,150	(219,899)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		—	—	—	—
Discontinued operations		—	(8,480)	—	(15,946)
Less: Dividends on preferred shares		8,335	6,791	15,126	13,582
Net income (loss) attributable to shareholders		$46,418	$11,449	$69,024	$(217,535)

Earnings (loss) per share:	13
Basic
Continuing operations		$0.47	$0.40	$0.69	$(1.48)
Discontinued operations		$—	$(0.28)	$—	$(0.71)
Diluted
Continuing operations		$0.46	$0.39	$0.69	$(1.48)
Discontinued operations		$—	$(0.28)	$—	$(0.71)
Weighted average shares outstanding:
Basic		99,732,179	99,370,301	99,730,223	99,367,597
Diluted		100,462,277	99,805,455	100,314,508	99,367,597
See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$54,753	$9,760	$84,150	$(219,899)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net in discontinued operations	—	(47,714)	—	(142,493)
Comprehensive income (loss)	54,753	(37,954)	84,150	(362,392)
Comprehensive loss attributable to non-controlling interest:
Continuing operations	—	—	—	—
Discontinued operations	—	(8,480)	—	(15,946)
Comprehensive income (loss) attributable to shareholders	$54,753	$(29,474)	$84,150	$(346,446)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2023
	Ordinary Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$524	$19,402
Net income				29,397	—	29,397
Other comprehensive income				—		—
Total comprehensive income				29,397	—	29,397
Issuance of ordinary shares			230			230
Dividends declared - ordinary shares			(29,919)			(29,919)
Issuance of preferred shares		26	61,703			61,729
Dividends declared - preferred shares			(6,791)			(6,791)
Equity-based compensation			108			108
Equity - March 31, 2023	$997	$159	$368,681	$(296,205)	$524	$74,156
Net income				54,753	—	54,753
Other comprehensive income						—
Total comprehensive income				54,753	—	54,753
Contributions from non-controlling interest					10	10
Issuance of ordinary shares			159			159
Dividends declared - ordinary shares			(29,935)			(29,935)
Dividends declared - preferred shares			(8,335)			(8,335)
Equity-based compensation			510			510
Equity - June 30, 2023	$997	$159	$331,080	$(241,452)	$534	$91,318

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2022
	Common Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(222,193)		(7,466)	(229,659)
Other comprehensive loss					(94,779)		(94,779)
Total comprehensive loss				(222,193)	(94,779)	(7,466)	(324,438)
Issuance of ordinary shares			164				164
Dividends declared - ordinary shares			(32,749)				(32,749)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						709	709
Equity - March 31, 2022	$992	$133	$1,372,564	$(354,585)	$(251,160)	$(6,949)	$760,995
Net income (loss)				18,240		(8,480)	9,760
Other comprehensive loss					(47,714)		(47,714)
Total comprehensive income (loss)				18,240	(47,714)	(8,480)	(37,954)
Acquisition of consolidated subsidiary						3,054	3,054
Contributions from non-controlling interest						1,187	1,187
Issuance of ordinary shares			235				235
Dividends declared - ordinary shares			(33,040)				(33,040)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						1,585	1,585
Equity - June 30, 2022	$992	$133	$1,332,968	$(336,345)	$(298,874)	$(9,603)	$689,271
________________________________________________
(1) Common and Preferred Shares of Fortress Transportation and Infrastructure Investors LLC were exchanged for Ordinary and Preferred Shares of FTAI Aviation Ltd. when the Merger, as detailed in Note 1, was completed on November 10, 2022.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$84,150	$(219,899)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of unconsolidated entities	1,715	37,836
Gain on sale of assets, net	(75,960)	(79,933)
Security deposits and maintenance claims included in earnings	(12,215)	(30,208)
Equity-based compensation	618	2,294
Depreciation and amortization	79,440	114,923
Asset impairment	1,220	123,676
Change in deferred income taxes	3,127	6,200
Change in fair value of non-hedge derivative	—	(748)
Change in fair value of guarantees	(1,902)	—
Amortization of lease intangibles and incentives	18,264	23,818
Amortization of deferred financing costs	4,190	13,328
Provision for credit losses	1,032	47,218
Other	(658)	(407)
Change in:
Accounts receivable	(21,918)	(47,061)
Inventory	11	(12,373)
Other assets	(2,583)	(25,319)
Accounts payable and accrued liabilities	(15,350)	5,045
Management fees payable to affiliate	1,892	(1,829)
Other liabilities	2,168	(5,130)
Net cash provided by (used in) operating activities	67,241	(48,569)

Cash flows from investing activities:
Investment in unconsolidated entities	(19,500)	(2,232)
Principal collections on notes receivable	1,624	—
Principal collections on finance leases	1,939	575
Acquisition of business, net of cash acquired	—	(3,819)
Acquisition of leasing equipment	(325,462)	(320,766)
Acquisition of property, plant and equipment	(2,298)	(118,729)
Acquisition of lease intangibles	(10,795)	(5,282)
Investment in promissory notes	(11,500)	—
Purchase deposits for acquisitions	(11,200)	(7,100)
Proceeds from sale of leasing equipment	273,229	138,020
Proceeds from sale of property, plant and equipment	—	4,304
Proceeds for deposit on sale of aircraft and engine	1,817	8,245
Receipt of deposits for sale of aircraft and engine	300	—
Net cash used in investing activities	$(101,846)	$(306,784)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from debt	$325,000	$503,980
Repayment of debt	(330,000)	(224,724)
Payment of deferred financing costs	(1,437)	(14,405)
Receipt of security deposits	5,577	1,890
Return of security deposits	(1,295)	—
Receipt of maintenance deposits	18,070	24,418
Release of maintenance deposits	—	(878)
Capital contributions from non-controlling interests	10	1,187
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	61,729	—
Cash dividends - common shares	(59,854)	(65,789)
Cash dividends - preferred shares	(15,126)	(13,582)
Net cash provided by financing activities	2,674	212,097

Net decrease in cash and cash equivalents and restricted cash	(31,931)	(143,256)
Cash and cash equivalents and restricted cash, beginning of period	53,065	440,061
Cash and cash equivalents and restricted cash, end of period	$21,134	$296,805

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$50,100	$105,635
Acquisition of property, plant and equipment	(148)	(1,346)
Security deposits, maintenance deposits, other assets and other liabilities settled in the sale of leasing equipment	20,062	—
Settled and assumed security deposits	167	(12,055)
Billed, assumed and settled maintenance deposits	7,374	(55,108)
Non-cash change in equity method investment	—	(142,493)
Conversion of interests in unconsolidated entities	—	(21,302)
Issuance of ordinary shares	389	399

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
Restricted Cash—Restricted cash consists of funds required for the Company’s investment in Quick Turn, as described in Note 5, of $19.5 million as of December 31, 2022. The Company had no restricted cash as of June 30, 2023.
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
Maintenance payments received for which we expect to repay to the lessee are presented as Maintenance deposits in our Consolidated Balance Sheets. All excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenue on our Consolidated Statements of Operations. Estimates in recognizing revenue include mean time between removal, projected costs for engine maintenance and forecasted utilization of aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the relative fair value of the aircraft and lease. The fair value of the lease may include a lease premium or discount, which is recorded as a favorable or unfavorable lease intangible.
Finance Leases—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value that equals or exceeds substantially all of the fair value of the leased equipment at the date of lease inception. Net investment in finance leases represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned 10% and 11% of our revenue from one customer in the Aviation Leasing segment during the three and six months ended June 30, 2023, respectively. No single customer accounted for greater than 10% of total revenue during the three and six months ended June 30, 2022.
As of June 30, 2023, there were three customers in the Aviation Leasing segment that represented 15%, 14%, and 11% of total accounts receivable, net. As of December 31, 2022, there were two customers in the Aviation Leasing segment that represented 20% and 12% of total accounts receivable, net.
We maintain cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $66.6 million and $65.6 million as of June 30, 2023 and December 31, 2022, respectively. There was provision for credit losses of $0.6 million and a bad debt reversal of $0.7 million for the three months ended June 30, 2023 and 2022, respectively. There was a provision for credit losses of $1.0 million and a provision for credit losses of $47.2 million for the six months ended June 30, 2023 and 2022, respectively, and is included in Operating expenses in the Consolidated Statements of Operations.
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and our allowance for doubtful accounts at June 30, 2023 includes all accounts receivable exposure to Russian and Ukrainian customers.
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
Other Assets—Other assets is primarily comprised of lease incentives of $49.4 million and $37.9 million, purchase deposits of $11.2 million and $6.7 million, notes receivable of $71.6 million and $49.2 million, operating lease right-of-use assets, net of $2.6 million and $3.0 million, finance leases, net of $4.1 million and $6.4 million, maintenance right assets of $9.4 million and $6.8 million and prepaid expenses of $3.1 million and $1.9 million, as of June 30, 2023 and December 31, 2022, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three months ended June 30, 2023 and 2022, the Board of Directors declared cash dividends of $0.30 and $0.33 per ordinary share, respectively. For the six months ended June 30, 2023 and 2022, the Board of Directors declared cash dividends of $0.60 and $0.66 per ordinary share, respectively.
Additionally, in the quarter ended June 30, 2023, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively.

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
3. DISCONTINUED OPERATIONS
FTAI Infrastructure Inc. (“FTAI Infrastructure”) Spin-Off
On April 28, 2022, the Board of Directors of the Company unanimously approved the previously announced spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly owned subsidiary of the Company). The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022. The distribution was completed on August 1, 2022. Under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the spin-off met the criteria to be reported as a discontinued operation. Therefore, FTAI Infrastructure is presented as a discontinued operation within the Company’s financial statements for the three and six months ended June 30, 2022.
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
Financial Information of Discontinued Operations
The following table presents the significant components of net loss from discontinued operations:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Revenues
Total revenues	$65,868	$112,016
Expenses
Operating expenses	49,858	87,925
General and administrative expenses	1,098	2,228
Acquisition and transaction expenses	6,407	10,158
Management fees and incentive allocation to affiliate	3,065	7,226
Depreciation and amortization	17,319	34,315
Interest expense	6,486	12,945
Total expenses	84,233	154,797
Equity in losses of unconsolidated entities	(13,858)	(38,069)
Other income	(2,124)	(2,055)
Total other expense	(15,982)	(40,124)
Loss before income taxes	(34,347)	(82,905)
Provision for income taxes	1,582	3,729
Net loss from discontinued operations, net of income taxes	(35,929)	(86,634)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(8,480)	(15,946)
Net loss attributable to shareholders	$(27,449)	$(70,688)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for the six months ended June 30, 2022. The following table summarizes depreciation and amortization, capital expenditures, and other significant operating and investing noncash items from discontinued operations:

Six Months Ended
June 30, 2022
Operating activities:
Equity in losses of unconsolidated entities	$(38,069)
Depreciation and amortization	34,315
Equity-based compensation	2,294
Investing activities:
Acquisition of property, plant and equipment	$(113,917)
Investment in unconsolidated entities	(2,745)
Proceeds from sale of property, plant and equipment	4,304
Non-cash change in equity method investment	(142,493)
Non-cash conversion of interest in unconsolidated entities	(21,302)
The Company accounted for Long Ridge Terminal LLC, included in discontinued operations for the three and six months ended June 30, 2022 included above, using the equity method of accounting. Summarized financial data for Long Ridge Terminal LLC are shown in the following table.

	Three Months Ended	Six Months Ended
Income Statement	June 30, 2022	June 30, 2022
Total revenue	$19,801	$15,043
Expenses
Operating expenses	19,909	32,356
Depreciation and amortization	12,454	24,998
Interest expense	13,181	26,042
Total expenses	45,544	83,396
Other expense	(149)	(213)
Net loss	$(25,892)	$(68,566)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2023	December 31, 2022
Leasing equipment	$2,396,594	$2,413,230
Less: Accumulated depreciation	(505,331)	(499,677)
Leasing equipment, net	$1,891,263	$1,913,553
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircrafts and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of June 30, 2023, four aircraft were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $1.2 million, net of redelivery compensation during the six months ended June 30, 2023.
Depreciation expense for leasing equipment is summarized as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense for leasing equipment	$38,336	$39,168	$79,102	$80,371
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2023	December 31, 2022
Advanced Engine Repair JV	Equity method	25%	$20,480	$20,207
Falcon MSN 177 LLC	Equity method	50%	1,696	1,830
Quick Turn Engine Center LLC	Equity method	50%	17,646	—
			$39,822	$22,037
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2023 and 2022.
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advanced Engine Repair JV	$681	$(212)	$273	$(566)
Falcon MSN 177 LLC	(35)	247	(134)	799
Quick Turn Engine Center LLC	(1,026)	—	(1,854)	—
Total	$(380)	$35	$(1,715)	$233
Equity Method Investments
Advanced Engine Repair JV
In December 2016, we invested $15 million for a 25% interest in an advanced engine repair joint venture. This joint venture is focused on developing new cost savings programs for engine repairs. We exercise significant influence over this investment and account for this investment as an equity method investment.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2023	December 31, 2022
Intangible assets
Acquired favorable lease intangibles	$61,934	$64,202
Less: Accumulated amortization	(17,251)	(22,247)
Acquired favorable lease intangibles, net	$44,683	$41,955

Intangible liabilities
Acquired unfavorable lease intangibles	$2,232	$13,152
Less: Accumulated amortization	(1,380)	(2,607)
Acquired unfavorable lease intangibles, net	$852	$10,545
Intangible assets and liabilities are all held within the Aviation Leasing segment. Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Lease intangibles	Lease income	$3,616	$3,310	$7,599	$6,968
As of June 30, 2023, estimated net annual amortization of intangibles is as follows:

Remainder of 2023	6,371
2024	13,166
2025	9,050
2026	6,506
2027	3,392
2028	3,218
Thereafter	2,128
Total	$43,831

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2023			December 31, 2022
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$145,000	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	9/20/25	$150,000
Total loans payable	145,000			150,000
Bonds payable
Senior Notes due 2025 (2)	652,547	6.50%	10/1/25	653,036
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,001,921	5.50%	5/1/28	1,002,091
Total bonds payable	2,054,468			2,055,127

Debt	2,199,468			2,205,127
Less: Debt issuance costs	(26,360)			(29,400)
Total debt, net	$2,173,108			$2,175,727

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $1,096 and $1,318 at June 30, 2023 and December 31, 2022, respectively, and an unamortized premium of $3,643 and $4,354 at June 30, 2023 and December 31, 2022, respectively.
(3) Includes an unamortized premium of $1,921 and $2,091 at June 30, 2023 and December 31, 2022, respectively.
We were in compliance with all debt covenants as of June 30, 2023.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below and classified as Level 2 within the fair value hierarchy:

	June 30, 2023	December 31, 2022
Senior Notes due 2025	642,688	613,152
Senior Notes due 2027	414,572	402,032
Senior Notes due 2028	915,590	853,490
The fair value of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $6.7 million and $3.8 million as of June 30, 2023 and December 31, 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term, the estimated cost of replacement and applicable discount rates, and are classified as Level 3. During the six months ended June 30, 2023, the Company recorded a $4.9 million increase in guarantees related to the sale of seven aircraft and a $1.9 million decrease related to the change in fair value, which is recorded as Asset sales revenue in the Consolidated Statements of Operations.
We measure the fair value of certain assets on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the leasing and eventual sale of assets.
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
As of June 30, 2023, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022	2023	2022
Restricted Shares	$510	$—	$618	$—	$8,153	3.5 years
Options
In connection with our March 2023 offering of preferred shares (see Note 13), we granted options to the Manager related to 248,947 ordinary shares at an exercise price of $26.11, which had a grant date fair value of $2.1 million. The assumptions used in valuing the options were: a 3.471% risk-free rate, a 6.263% dividend yield, a 37.879% volatility and a ten-year term.
During the six months ended June 30, 2023, the Manager did not transfer any options to employees.
Restricted Shares
During the six months ended June 30, 2023, we issued restricted shares of the Company to select employees of FTAI Aviation LLC (a wholly owned subsidiary of the Company) that had a grant date fair value of $8.8 million and vest over 4.3 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods, with 50% of the units vesting on June 30, 2026 and the remaining units vesting on June 30, 2027. The fair value of these awards were calculated based on the closing price of FTAI Aviation Ltd.’s ordinary shares on grant date of March 13, 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current:
Cayman Islands	$—	$—	$—	—
United States:	—	—	—	—
Federal	(92)	(42)	(45)	335
State and local	(32)	154	(19)	511
Non-U.S.	544	(225)	818	68
Total current provision (benefit)	420	(113)	754	914
Deferred:
Cayman Islands	—	—	—	—
United States:	—	—	—	—
Federal	590	1,602	823	1,602
State and local	54	306	498	306
Non-U.S.	791	34	1,806	346
Total deferred provision	1,435	1,942	3,127	2,254
Provision for income taxes:
Continuing operations	1,855	1,829	3,881	3,168
Discontinued operations	—	1,582	—	3,729
Total	$1,855	$3,411	$3,881	$6,897
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
As of and for the six months ended June 30, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$239	$—	$294	$—
Income incentive allocation	5,324	—	8,266	—
Capital gains incentive allocation	—	—	—	—
Total	$5,563	$—	$8,560	$—
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
The following table summarizes our reimbursements to the Manager from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Classification in the Consolidated Statements of Operations:
General and administrative	$1,599	$1,719	$3,504	$3,467
Acquisition and transaction expenses	109	381	209	729
Total	$1,708	$2,100	$3,713	$4,196

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
Upon the successful completion of an offering of our ordinary shares or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase ordinary shares in an amount equal to 10% of the number of ordinary shares being sold in the offering (or if the issuance relates to equity securities other than our ordinary shares, options to purchase a number of ordinary shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of an ordinary share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of an ordinary share as of the date of the equity issuance if it relates to equity securities other than our ordinary shares). Any ultimate purchaser of ordinary shares for which such options are granted may be an affiliate of the Manager.
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Accrued management fees	$238	$53
Other payables	6,394	4,688
As of June 30, 2023 and December 31, 2022, there were no receivables from the Manager.
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
I. For the Three Months Ended June 30, 2023

	Three Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$48,167	$—	$11,374	$59,541
Maintenance revenue	42,065	—	—	42,065
Asset sales revenue	101,486	—	—	101,486
Aerospace products revenue	—	68,075	—	68,075
Other revenue	313	—	2,865	3,178
Total revenues	192,031	68,075	14,239	274,345

Expenses
Cost of sales	69,558	34,974	—	104,532
Operating expenses	7,578	3,236	13,983	24,797
General and administrative	—	—	3,188	3,188
Acquisition and transaction expenses	1,169	272	1,231	2,672
Management fees and incentive allocation to affiliate	—	—	5,563	5,563
Depreciation and amortization	35,713	97	2,704	38,514
Interest expense	—	—	38,499	38,499
Total expenses	114,018	38,579	65,168	217,765

Other income (expense)
Equity in losses of unconsolidated entities	(35)	(345)	—	(380)
Other income	408	—	—	408
Total other income (expense)	373	(345)	—	28
Income (loss) from continuing operations before income taxes	78,386	29,151	(50,929)	56,608
Provision for income taxes	1,087	584	184	1,855
Net income (loss) from continuing operations	77,299	28,567	(51,113)	54,753
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders from continuing operations	$77,299	$28,567	$(59,448)	$46,418

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Three Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$125,856	$30,057	$(2,836)	$153,077
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(380)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(150)
Less: Interest expense and dividends on preferred shares				(46,834)
Less: Depreciation and amortization expense				(48,934)
Less: Incentive allocations				(5,324)
Less: Asset impairment charges				—
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(2,672)
Less: Equity-based compensation expense				(510)
Less: Provision for income taxes				(1,855)
Net income attributable to shareholders from continuing operations				$46,418
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$—	$—	$—
Asia	15,252	1,785	14,239	31,276
Europe	83,454	19,920	—	103,374
North America	86,385	43,200	—	129,585
South America	6,940	3,170	—	10,110
Total	$192,031	$68,075	$14,239	$274,345

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2023

	Six Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$96,997	$—	$18,522	$115,519
Maintenance revenue	77,206	—	—	77,206
Asset sales revenue	210,177	—	—	210,177
Aerospace products revenue	—	153,188	—	153,188
Other revenue	6,691	—	4,282	10,973
Total revenues	391,071	153,188	22,804	567,063

Expenses
Cost of sales	161,792	88,410	—	250,202
Operating expenses	14,666	6,891	25,774	47,331
General and administrative	—	—	7,255	7,255
Acquisition and transaction expenses	2,631	1,027	2,276	5,934
Management fees and incentive allocation to affiliate	—	—	8,560	8,560
Depreciation and amortization	73,853	183	5,404	79,440
Asset impairment	1,220	—	—	1,220
Interest expense	—	—	77,791	77,791
Total expenses	254,162	96,511	127,060	477,733

Other income (expense)
Equity in losses of unconsolidated entities	(134)	(1,581)	—	(1,715)
Other income	416	—	—	416
Total other income (expense)	282	(1,581)	—	(1,299)
Income (loss) before income taxes	137,191	55,096	(104,256)	88,031
Provision for income taxes	2,082	1,500	299	3,881
Net income (loss)	135,109	53,596	(104,555)	84,150
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	15,126	15,126
Net income (loss) attributable to shareholders from continuing operations	$135,109	$53,596	$(119,681)	$69,024

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Six Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$233,412	$57,434	$(10,113)	$280,733
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,715)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				546
Less: Interest expense and dividends on preferred shares				(92,917)
Less: Depreciation and amortization expense				(97,704)
Less: Incentive allocations				(8,266)
Less: Asset impairment charges				(1,220)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(5,934)
Less: Equity-based compensation expense				(618)
Less: Provision for income taxes				(3,881)
Net loss attributable to shareholders from continuing operations				$69,024
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$875	$—	$875
Asia	33,018	1,785	22,804	57,607
Europe	135,819	45,886	—	181,705
North America	202,050	100,196	—	302,246
South America	20,184	4,446	—	24,630
Total	$391,071	$153,188	$22,804	$567,063
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across as of June 30, 2023:

Operating Leases
Remainder of 2023	$92,012
2024	115,106
2025	84,079
2026	56,323
2027	39,838
Thereafter	55,343
Total	$442,701

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2022

	Three Months Ended June 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$37,298	$—	$2,342	$39,640
Maintenance revenue	39,932	—	—	39,932
Aerospace products revenue	—	26,497	—	26,497
Other revenue	5,204	—	791	5,995
Total revenues	82,434	26,497	3,133	112,064

Expenses
Cost of sales	—	15,141	—	15,141
Operating expenses	7,130	2,980	8,890	19,000
General and administrative	—	—	3,906	3,906
Acquisition and transaction expenses	168	—	3,051	3,219
Depreciation and amortization	37,191	67	2,045	39,303
Asset impairment	886	—	—	886
Interest expense	—	—	47,889	47,889
Total expenses	45,375	18,188	65,781	129,344

Other income
Equity in earnings (losses) of unconsolidated entities	246	(211)	—	35
Gain on sale of assets, net	54,784	8,861	—	63,645
Other income	38	—	1,080	1,118
Total other income	55,068	8,650	1,080	64,798
Income (loss) from continuing operations before income taxes	92,127	16,959	(61,568)	47,518
Provision for (Benefit from) income taxes	715	1,887	(773)	1,829
Net income (loss) from continuing operations	91,412	15,072	(60,795)	45,689
Less: Net income (loss) from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	6,791	6,791
Net income (loss) attributable to shareholders from continuing operations	$91,412	$15,072	$(67,586)	$38,898

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Three Months Ended June 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$142,238	$17,082	$(8,583)	$150,737
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in income of unconsolidated entities				35
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(152)
Less: Interest expense and dividends on preferred shares				(54,680)
Less: Depreciation and amortization expense				(51,108)
Less: Incentive allocations				—
Less: Asset impairment charges				(886)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(3,219)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(1,829)
Net loss attributable to shareholders from continuing operations				$38,898
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Asia	$20,953	$—	$3,133	$24,086
Europe	25,409	6,651	—	32,060
North America	21,056	19,846	—	40,902
South America	15,016	—	—	15,016
Total	$82,434	$26,497	$3,133	$112,064

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2022

	Six Months Ended June 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$71,256	$—	$7,709	$78,965
Maintenance revenue	76,664	—	—	76,664
Aerospace products revenue	—	40,810	—	40,810
Other revenue	5,226	—	2,090	7,316
Total revenues	153,146	40,810	9,799	203,755

Expenses
Cost of sales	—	24,191	—	24,191
Operating expenses	61,602	4,603	14,595	80,800
General and administrative	—	—	8,467	8,467
Acquisition and transaction expenses	377	—	5,115	5,492
Management fees and incentive allocation to affiliate	—	—	—	—
Depreciation and amortization	76,419	101	4,088	80,608
Asset impairment	123,676	—	—	123,676
Interest expense	—	—	92,030	92,030
Total expenses	262,074	28,895	124,295	415,264

Other income (expense)
Equity in income (losses) of unconsolidated entities	798	(565)	—	233
Gain on sale of assets, net	61,371	18,562	—	79,933
Other income	203	—	1,043	1,246
Total other income	62,372	17,997	1,043	81,412
(Loss) income before income taxes	(46,556)	29,912	(113,453)	(130,097)
Provision for (benefit from) income taxes	1,701	1,958	(491)	3,168
Net (loss) income	(48,257)	27,954	(112,962)	(133,265)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	13,582	13,582
Net (loss) income attributable to shareholders from continuing operations	$(48,257)	$27,954	$(126,544)	$(146,847)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Six Months Ended June 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$177,794	$30,125	$(12,220)	$195,699
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				233
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(406)
Less: Interest expense and dividends on preferred shares				(105,612)
Less: Depreciation and amortization expense				(104,425)
Less: Incentive allocations				—
Less: Asset impairment charges				(123,676)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(5,492)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(3,168)
Net loss attributable to shareholders from continuing operations				$(146,847)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$850	$—	$850
Asia	36,615	1,401	9,799	47,815
Europe	52,810	11,226	—	64,036
North America	39,341	27,333	—	66,674
South America	24,380	—	—	24,380
Total	$153,146	$40,810	$9,799	$203,755
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	June 30, 2023	December 31, 2022
Property, plant and equipment and leasing equipment, net
Africa	$—	$7,952
Asia	384,330	383,378
Europe	904,646	821,840
North America	398,355	424,617
South America	216,055	285,780
Total	$1,903,386	$1,923,567
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
The calculation of basic and diluted EPS is presented below:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss) from continuing operations	$54,753	$45,689	$84,150	$(133,265)
Net loss from discontinued operations, net of income taxes	—	(35,929)	—	(86,634)
Net income (loss)	$54,753	$9,760	84,150	(219,899)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—	—	—
Discontinued operations	—	(8,480)	—	(15,946)
Less: Dividends on preferred shares	8,335	6,791	15,126	13,582
Net income (loss) attributable to shareholders	$46,418	$11,449	$69,024	$(217,535)
Weighted Average Common Shares Outstanding - Basic (1)	99,732,179	99,370,301	99,730,223	99,367,597
Weighted Average Common Shares Outstanding - Diluted (1)	100,462,277	99,805,455	100,314,508	99,367,597

Earnings (loss) per share:
Basic
Continuing operations	$0.47	$0.40	$0.69	$(1.48)
Discontinued operations	$—	$(0.28)	$—	$(0.71)
Diluted
Continuing operations	$0.46	$0.39	$0.69	$(1.48)
Discontinued operations	$—	$(0.28)	$—	$(0.71)
________________________________________________________
(1) Three and six months ended June 30, 2022 include participating securities which can be converted into a fixed amount of our shares.
For the three months ended June 30, 2023 and 2022, 0 and 407,124 shares, respectively, and for the six months ended June 30, 2023 and 2022, 1,245 and 595,047 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the six months ended June 30, 2023 and 2022, we issued 18,457 and 19,811 common shares to certain directors as compensation.
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
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease. Under the agreements, we provide certain guarantees at the end of the lease term for the condition of the aircraft engines that were sold to the buyer. The guarantees are valued at $6.7 million and $3.8 million as of June 30, 2023 and December 31, 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets.
Given variability in the condition of the engines at the end of the lease terms, which range from 4 to 10 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at June 30, 2023 was $34.7 million, which is not reasonably expected.
15. SUBSEQUENT EVENTS
Dividends
On July 25, 2023, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended June 30, 2023, payable on August 29, 2023 to the holders of record on August 14, 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Additionally, on July 25, 2023, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively, payable on September 15, 2023 to the holders of record on September 1, 2023.

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
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation assets since 2002. As of June 30, 2023, we had total consolidated assets of $2.5 billion and total equity of $91.3 million.
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, during the six months ended June 30, 2022, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of June 30, 2023, four aircraft were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia.
Our lessees are required to provide insurance coverage with respect to leased aircraft and engines, and we are named as insureds under those policies in the event of a total loss of an aircraft or engine. We also purchase insurance which provides us with coverage when our aircraft or engines are not subject to a lease or where a lessee’s policy fails to indemnify us. The insured value of the aircraft and engines that remain in Ukraine and Russia is approximately $243.0 million. We intend to pursue all our claims under these policies. However, the timing and amount of any recoveries under these policies are uncertain.
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
Our Manager
On May 22, 2023, Fortress and Mubadala Investment Company, through its wholly owned asset management subsidiary Mubadala Capital (“Mubadala”), announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank Group Corp. (“SoftBank”). After the closing of the transaction, Fortress will continue to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.
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

Comparison of the three and six months ended June 30, 2023 and 2022
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$59,541	$39,640	$19,901	$115,519	$78,965	$36,554
Maintenance revenue	42,065	39,932	2,133	77,206	76,664	542
Asset sales revenue	101,486	—	101,486	210,177	—	210,177
Aerospace products revenue	68,075	26,497	41,578	153,188	40,810	112,378
Other revenue	3,178	5,995	(2,817)	10,973	7,316	3,657
Total revenues	274,345	112,064	162,281	567,063	203,755	363,308

Expenses
Cost of sales	104,532	15,141	89,391	250,202	24,191	226,011
Operating expenses	24,797	19,000	5,797	47,331	80,800	(33,469)
General and administrative	3,188	3,906	(718)	7,255	8,467	(1,212)
Acquisition and transaction expenses	2,672	3,219	(547)	5,934	5,492	442
Management fees and incentive allocation to affiliate	5,563	—	5,563	8,560	—	8,560
Depreciation and amortization	38,514	39,303	(789)	79,440	80,608	(1,168)
Asset impairment	—	886	(886)	1,220	123,676	(122,456)
Interest expense	38,499	47,889	(9,390)	77,791	92,030	(14,239)
Total expenses	217,765	129,344	88,421	477,733	415,264	62,469

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(380)	35	(415)	(1,715)	233	(1,948)
Gain on sale of assets, net	—	63,645	(63,645)	—	79,933	(79,933)
Other income	408	1,118	(710)	416	1,246	(830)
Total other income (expense)	28	64,798	(64,770)	(1,299)	81,412	(82,711)
Income (loss) before income taxes	56,608	47,518	9,090	88,031	(130,097)	218,128
Provision for income taxes	1,855	1,829	26	3,881	3,168	713
Net income (loss) from continued operations	54,753	45,689	9,064	84,150	(133,265)	217,415
Net loss from discontinued operations, net of income taxes	—	(35,929)	35,929	—	(86,634)	86,634
Net income (loss)	54,753	9,760	44,993	84,150	(219,899)	304,049
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries:
Continued operations	—	—	—	—	—	—
Discontinued operations	—	(8,480)	8,480	—	(15,946)	15,946
Less: Dividends on preferred shares	8,335	6,791	1,544	15,126	13,582	1,544
Net income (loss) attributable to shareholders from continuing operations	$46,418	$11,449	$34,969	$69,024	$(217,535)	$286,559

The following table sets forth a reconciliation of net income (loss) attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net income (loss) attributable to shareholders from continuing operations	$46,418	$38,898	$7,520	$69,024	$(146,847)	$215,871
Add: Provision for income taxes	1,855	1,829	26	3,881	3,168	713
Add: Equity-based compensation expense	510	—	510	618	—	618
Add: Acquisition and transaction expenses	2,672	3,219	(547)	5,934	5,492	442
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	886	(886)	1,220	123,676	(122,456)
Add: Incentive allocations	5,324	—	5,324	8,266	—	8,266
Add: Depreciation and amortization expense (1)	48,934	51,108	(2,174)	97,704	104,425	(6,721)
Add: Interest expense and dividends on preferred shares	46,834	54,680	(7,846)	92,917	105,612	(12,695)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	150	152	(2)	(546)	406	(952)
Less: Equity in losses (earnings) of unconsolidated entities	380	(35)	415	1,715	(233)	1,948
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$153,077	$150,737	$2,340	$280,733	$195,699	$85,034
___________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) depreciation and amortization expense of $38,514 and $39,303, (ii) lease intangible amortization of $3,616 and $3,310 and (iii) amortization for lease incentives of $6,804 and $8,495, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) depreciation and amortization expense of $79,440 and $80,608, (ii) lease intangible amortization of $7,599 and $6,968 and (iii) amortization for lease incentives of $10,665 and $16,849, respectively.
(2) Includes the following items for the three months ended June 30, 2023 and 2022: (i) net (loss) income of $(380) and $35, (ii) depreciation and amortization expense of $435 and $117 and (iii) acquisition and transaction expense of $95 and $0, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) net (loss) income of $(1,715) and $233, (ii) depreciation and amortization expense of $835 and $173 and (iii) acquisition and transaction expense of $334 and $0, respectively.
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
Comparison of the three months ended June 30, 2023 and 2022
Total revenues increased $162.3 million primarily due to an increase in Asset sales revenue, Aerospace products revenue and Lease income.
Asset sales revenue increased $101.5 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment during 2023. See above discussion regarding presentation of asset sales.
Aerospace products revenue increased $41.6 million primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Lease income increased $19.9 million primarily due to an increase in the number of aircraft placed on lease and an increase in the Offshore Energy business driven by increased number of days on-hire for one of our vessels.

Comparison of the six months ended June 30, 2023 and 2022
Total revenues increased $363.3 million primarily due to an increase in Asset sales revenue, Aerospace products revenue, Lease income and Other revenue.
Asset sales revenue increased $210.2 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment during 2023. See above discussion regarding presentation of asset sales.
Aerospace products revenue increased $112.4 million primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Lease income increased $36.6 million primarily due to an increase in the number of aircraft placed on lease and an increase in the Offshore Energy business driven by increased number of days on-hire for one of our vessels.
Other revenue increased $3.7 million primarily due to an increase in end-of-lease redelivery compensation in the Aviation Leasing segment and an increase in the Offshore Energy business driven by increased number of days on-hire for one of our vessels.
Expenses
Comparison of the three months ended June 30, 2023 and 2022
Total expenses increased $88.4 million, primarily due to higher (i) Cost of sales, (ii) Operating expenses and (iii) Management fees and incentive allocation to affiliate, partially offset by lower (iv) Interest expense.
Cost of sales increased $89.4 million primarily as a result of an increase in asset sales and Aerospace Products sales and the gross presentation of Asset sales revenue and Aerospace products revenue as described above.
Operating expenses increased $5.8 million, primarily due to an increase of $5.1 million in the Offshore Energy business which reflects increases in crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel as well as increased number of days on-hire.
Management fees and incentive allocation to affiliate increased $5.6 million primarily due to an increase in incentive fee due to the Manager.
Interest expense decreased $9.4 million which reflects a decrease in the average outstanding debt of approximately $581.0 million due to decreases in (i) the 2021 Bridge Loans of $339.8 million, (ii) the Senior Notes due 2025 of $199.4 million, which were partially redeemed in August 2022, and (iii) the Revolving Credit Facility of $41.8 million.
Comparison of the six months ended June 30, 2023 and 2022
Total expenses increased $62.5 million, primarily due to higher (i) Cost of sales and (ii) Management fees and incentive allocation to affiliate, partially offset by lower (iii) Asset impairment, (iv) Operating expenses and (v) Interest expense.
Cost of sales increased $226.0 million primarily as a result of an increase in asset sales and Aerospace Products sales and the gross presentation of Asset sales revenue and Aerospace products revenue as described above.
Management fees and incentive allocation to affiliate increased $8.6 million primarily due to an increase in incentive fee due to the Manager.
Asset impairment decreased $122.5 million primarily due to the write down in 2022 of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
Operating expenses decreased $33.5 million which primarily reflects:
•a decrease of $46.9 million in the Aviation Leasing segment primarily as a result of decreases in provision for credit losses and other expenses as a result of the sanctions imposed on Russian airlines in 2022.
•an increase of $11.2 million in the Offshore Energy business which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel as well as increased number of days on-hire.
•an increase of $2.3 million in the Aerospace Products segment primarily due to an increase in commission expenses due to the increase in sales from the used material program.
Interest expense decreased $14.2 million, which reflects a decrease in the average outstanding debt of approximately $503.5 million due to decreases in (i) the 2021 Bridge Loans of $299.9 million and (ii) the Senior Notes due 2025 of $199.3 million, which were partially redeemed in August 2022, and (iii) the Revolving Credit Facility of $4.3 million.

Other income (expense)
Total other income decreased $64.8 million during the three months ended June 30, 2023 which primarily reflects (i) a decrease of $63.6 million in Gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments due to the change in presentation of asset sales as described above and (ii) a decrease of $0.4 million in Aviation Leasing’s and Aerospace Products’ proportionate share of unconsolidated entities’ net loss. See above discussion regarding presentation of asset sales and impact on Gain on sales of assets, net.
Total other income decreased $82.7 million during six months ended June 30, 2023 which primarily reflects (i) a decrease of $79.9 million in Gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments due to the change in presentation of asset sales as described above and (ii) an increase of $1.9 million in Aviation Leasing’s and Aerospace Products’ proportionate share of unconsolidated entities’ net loss. See above discussion regarding presentation of asset sales and impact on Gain on sales of assets, net.
Net income from continuing operations
Net income from continuing operations increased $9.1 million for the three months ended June 30, 2023 and increased $217.4 million for the six months ended June 30, 2023 as compared to prior years primarily due to the changes noted above.
Net loss from discontinued operations
Net loss from discontinued operations decreased $35.9 million and $86.6 million for the three and six months ended June 30, 2023, respectively, compared to the prior year as these businesses have spun off and there is no corresponding activity in the current period.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.3 million and $85.0 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.
Aviation Leasing Segment

As of June 30, 2023, in our Aviation Leasing segment, we own and manage 344 aviation assets, consisting of 97 commercial aircraft and 247 engines, including four aircraft that were still located in Ukraine and eight aircraft and seventeen engines that were still located in Russia.
As of June 30, 2023, 77 of our commercial aircraft and 148 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 77% utilized during the three months ended June 30, 2023, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 43 months, and our engines currently on-lease have an average remaining lease term of 10 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2023	8	98	106
Purchases	—	20	20
Sales	(2)	(8)	(10)
Transfers	(1)	(18)	(19)
Assets at June 30, 2023	5	92	97

Engines
Assets at January 1, 2023	40	184	224
Purchases	2	43	45
Sales	(6)	(14)	(20)
Transfers	2	(4)	(2)
Assets at June 30, 2023	38	209	247

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$48,167	$37,298	$10,869	$96,997	$71,256	$25,741
Maintenance revenue	42,065	39,932	2,133	77,206	76,664	542
Asset sales revenue	101,486	—	101,486	210,177	—	210,177
Other revenue	313	5,204	(4,891)	6,691	5,226	1,465
Total revenues	192,031	82,434	109,597	391,071	153,146	237,925

Expenses
Cost of sales	69,558	—	69,558	161,792	—	161,792
Operating expenses	7,578	7,130	448	14,666	61,602	(46,936)
Acquisition and transaction expenses	1,169	168	1,001	2,631	377	2,254
Depreciation and amortization	35,713	37,191	(1,478)	73,853	76,419	(2,566)
Asset impairment	—	886	(886)	1,220	123,676	(122,456)
Total expenses	114,018	45,375	68,643	254,162	262,074	(7,912)

Other income
Equity in (losses) earnings of unconsolidated entities	(35)	246	(281)	(134)	798	(932)
Gain on sale of assets, net	—	54,784	(54,784)	—	61,371	(61,371)
Other income	408	38	370	416	203	213
Total other income	373	55,068	(54,695)	282	62,372	(62,090)
Income (loss) before income taxes	78,386	92,127	(13,741)	137,191	(46,556)	183,747
Provision for income taxes	1,087	715	372	2,082	1,701	381
Net income (loss)	77,299	91,412	(14,113)	135,109	(48,257)	183,366
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income (loss) attributable to shareholders from continuing operations	$77,299	$91,412	$(14,113)	$135,109	$(48,257)	$183,366

The following table sets forth a reconciliation of net income (loss) attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net income (loss) attributable to shareholders from continuing operations	$77,299	$91,412	$(14,113)	$135,109	$(48,257)	$183,366
Add: Provision for income taxes	1,087	715	372	2,082	1,701	381
Add: Equity-based compensation expense	105	—	105	127	—	127
Add: Acquisition and transaction expenses	1,169	168	1,001	2,631	377	2,254
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	886	(886)	1,220	123,676	(122,456)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	46,133	48,996	(2,863)	92,117	100,236	(8,119)
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	28	307	(279)	(8)	859	(867)
Less: Equity in losses (earnings) of unconsolidated entities	35	(246)	281	134	(798)	932
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$125,856	$142,238	$(16,382)	$233,412	$177,794	$55,618
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) depreciation expense of $35,713 and $37,191, (ii) lease intangible amortization of $3,616 and $3,310 and (iii) amortization for lease incentives of $6,804 and $8,495, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) depreciation expense of $73,853 and $76,419, (ii) lease intangible amortization of $7,599 and $6,968 and (iii) amortization for lease incentives of $10,665 and $16,849, respectively.
(2) Includes the following items for the three months ended June 30, 2023 and 2022: (i) net (loss) income of $(35) and $246 and (ii) depreciation and amortization of $63 and $61, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) net (loss) income of $(134) and $798 and (ii) depreciation and amortization of $126 and $61, respectively.
Revenues
Comparison of the three months ended June 30, 2023 and 2022
Total revenue increased $109.6 million driven by an increase in Asset sales revenue, Lease income and Maintenance revenue, partially offset by a decrease in Other revenue.
•Asset sales revenue increased $101.5 million primarily due to an increase in the sale of commercial aircraft and engines. See above discussion regarding presentation of asset sales.
•Lease income increased $10.9 million primarily due to an increase in the number of aircraft and engines placed on lease.
•Maintenance revenue increased $2.1 million primarily due an increase in the number of aircraft and engines placed on lease, and higher aircraft and engine utilization, partially offset by lower end-of-lease return compensation.
•Other revenue decreased $4.9 million primarily due to lower end-of-lease redelivery compensation.
Comparison of the six months ended June 30, 2023 and 2022
Total revenue increased $237.9 million driven by an increase in Asset sales revenue, Lease income and Other revenue.
•Asset sales revenue increased $210.2 million primarily due to an increase in the sale of commercial aircraft and engines. See above discussion regarding presentation of asset sales.
•Lease income increased $25.7 million primarily due to primarily due to an increase in the number of aircraft and engines placed on lease.
•Other revenue increased $1.5 million primarily due to an increase in end-of-lease redelivery compensation.

Expenses
Comparison of the three months ended June 30, 2023 and 2022
Total expenses increased $68.6 million primarily driven by an increase in Cost of sales, partially offset by a decrease in Depreciation and amortization expense.
•Cost of sales increased $69.6 million primarily as a result of an increase in asset sales and the gross presentation of Asset sales revenues and related costs of sales as described above.
•Depreciation and amortization expense decreased $1.5 million driven by an increase in the number of aircraft redelivered and parted out into our engine leasing pool, partially offset by an increase in the number of assets owned and on lease.
Comparison of the six months ended June 30, 2023 and 2022
Total expenses decreased $7.9 million primarily driven by a decrease in Asset impairment and Operating expenses, partially offset by an increase in Cost of sales.
•Asset impairment decreased $122.5 million primarily due to the write down in 2022 of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
•Operating expenses decreased $46.9 million primarily as a result of decreases in provision for credit losses and other expenses as a result of the sanctions imposed on Russian airlines in 2022.
•Cost of sales increased $161.8 million as a result of an increase in asset sales and the gross presentation of Asset sales revenues and related costs of sales as described above.
Other income (expense)
Total other income decreased $54.7 million during the three months ended June 30, 2023 primarily due to a decrease of $54.8 million in Gain on sale of assets, net in 2022 due to the change in presentation of asset sales as described above.
Total other income decreased $62.1 million during the six months ended June 30, 2023 primarily due to a decrease of $61.4 million in Gain on sale of assets, net in 2022 due to the change in presentation of asset sales as described above and a decrease of $0.9 million in Aviation Leasing’s proportionate share of unconsolidated entities’ net income.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $16.4 million and increased $55.6 million during the three and six months ended June 30, 2023, respectively, primarily due to lower gain on sales period over period and the changes noted above.

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

The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Aerospace products revenue	$68,075	$26,497	$41,578	$153,188	$40,810	$112,378

Expenses
Cost of sales	34,974	15,141	19,833	88,410	24,191	64,219
Operating expenses	3,236	2,980	256	6,891	4,603	2,288
Acquisition and transaction expenses	272	—	272	1,027	—	1,027
Depreciation and amortization	97	67	30	183	101	82
Total expenses	38,579	18,188	20,391	96,511	28,895	67,616

Other (expense) income
Equity in losses of unconsolidated entities	(345)	(211)	(134)	(1,581)	(565)	(1,016)
Gain on sale of assets, net	—	8,861	(8,861)	—	18,562	(18,562)
Total other (expense) income	(345)	8,650	(8,995)	(1,581)	17,997	(19,578)
Income before income taxes	29,151	16,959	12,192	55,096	29,912	25,184
Provision for income taxes	584	1,887	(1,303)	1,500	1,958	(458)
Net income	28,567	15,072	13,495	53,596	27,954	25,642
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders from continuing operations	$28,567	$15,072	$13,495	$53,596	$27,954	$25,642

The following table sets forth a reconciliation of net income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net income attributable to shareholders from continuing operations	$28,567	$15,072	$13,495	$53,596	$27,954	$25,642
Add: Provision for income taxes	584	1,887	(1,303)	1,500	1,958	(458)
Add: Equity-based compensation expense	70	—	70	85	—	85
Add: Acquisition and transaction expenses	272	—	272	1,027	—	1,027
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	97	67	30	183	101	82
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	122	(155)	277	(538)	(453)	(85)
Less: Equity in losses of unconsolidated entities	345	211	134	1,581	565	1,016
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$30,057	$17,082	$12,975	$57,434	$30,125	$27,309
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) net loss of $345 and $211, (ii) depreciation and amortization expense of $372 and $56 and (iii) acquisition and transaction expense of $95 and $0, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) net loss of $1,581 and $565, (ii) depreciation and amortization expense of $709 and $112 and (iii) acquisition and transaction expense of $334 and $0, respectively.
Revenues
Total Aerospace products revenue increased $41.6 million and $112.4 million during the three and six months ended June 30, 2023 primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Expenses
Total expenses increased $20.4 million during the three months ended June 30, 2023 primarily due to an increase in Cost of sales of $19.8 million as a result of an increase in Aerospace product sales and the gross presentation described above.
Total expenses increased $67.6 million primarily due to an increase in Cost of sales and Operating expenses during the six months ended June 30, 2023.
•Cost of sales increased $64.2 million primarily as a result of an increase in Aerospace products sales and the gross presentation described above.
•Operating expenses increased $2.3 million primarily due to an increase in commission expenses due to the increase in sales from the used material program.
Other income (expense)
Total other income decreased $9.0 million primarily due to a decrease of $8.9 million in Gain on sale of assets, net during the three months ended June 30, 2023. See above discussion regarding presentation of asset sales.
Total other income decreased $19.6 million primarily due to a decrease of $18.6 million in Gain on sale of assets, net and an increase of $1.0 million in our proportionate share of unconsolidated entities’ net loss during the six months ended June 30, 2023. See above discussion regarding presentation of asset sales.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $13.0 million and $27.3 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$11,374	$2,342	$9,032	$18,522	$7,709	$10,813
Other revenue	2,865	791	2,074	4,282	2,090	2,192
Total revenues	14,239	3,133	11,106	22,804	9,799	13,005

Expenses
Operating expenses	13,983	8,890	5,093	25,774	14,595	11,179
General and administrative	3,188	3,906	(718)	7,255	8,467	(1,212)
Acquisition and transaction expenses	1,231	3,051	(1,820)	2,276	5,115	(2,839)
Management fees and incentive allocation to affiliate	5,563	—	5,563	8,560	—	8,560
Depreciation and amortization	2,704	2,045	659	5,404	4,088	1,316
Interest expense	38,499	47,889	(9,390)	77,791	92,030	(14,239)
Total expenses	65,168	65,781	(613)	127,060	124,295	2,765

Other income
Other income	—	1,080	(1,080)	—	1,043	(1,043)
Total other income	—	1,080	(1,080)	—	1,043	(1,043)
Loss before income taxes	(50,929)	(61,568)	10,639	(104,256)	(113,453)	9,197
Provision for (benefit from) income taxes	184	(773)	957	299	(491)	790
Net loss	(51,113)	(60,795)	9,682	(104,555)	(112,962)	8,407
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Less: Dividends on preferred shares	8,335	6,791	1,544	15,126	13,582	1,544
Net loss attributable to shareholders from continuing operations	$(59,448)	$(67,586)	$8,138	$(119,681)	$(126,544)	$6,863

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to shareholders from continuing operations	$(59,448)	$(67,586)	$8,138	$(119,681)	$(126,544)	$6,863
Add: Provision for (benefit from) income taxes	184	(773)	957	299	(491)	790
Add: Equity-based compensation expense	335	—	335	406	—	406
Add: Acquisition and transaction expenses	1,231	3,051	(1,820)	2,276	5,115	(2,839)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	5,324	—	5,324	8,266	—	8,266
Add: Depreciation and amortization expense	2,704	2,045	659	5,404	4,088	1,316
Add: Interest expense and dividends on preferred shares	46,834	54,680	(7,846)	92,917	105,612	(12,695)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(2,836)	$(8,583)	$5,747	$(10,113)	$(12,220)	$2,107
Revenues
Total revenues increased $11.1 million and $13.0 million during the three and six months ended June 30, 2023 primarily due to an increase in the Offshore Energy business driven by increased number of days on-hire for one of our vessels.
Expenses
Comparison of the three months ended June 30, 2023 and 2022
Total expenses decreased $0.6 million primarily due to lower Interest expense and Acquisition and transaction expenses, partially offset by higher Management fees and incentive allocation to affiliate and Operating expenses.
•Interest expense decreased $9.4 million, which reflects a decrease in the average outstanding debt of approximately $581.0 million due to decreases in (i) the 2021 Bridge Loans of $339.8 million, (ii) the Senior Notes due 2025 of $199.4 million, which were partially redeemed in August 2022, and (iii) the Revolving Credit Facility of $41.8 million.
•Acquisition and transaction expense decreased $1.8 million primarily due to lower professional fees related to strategic transactions.
•Management fees and incentive allocation to affiliate increased $5.6 million primarily due to an increase in incentive fee due to the Manager.
•Operating expenses increased $5.1 million which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel as well as increased number of days on-hire.
Comparison of the six months ended June 30, 2023 and 2022
Total expenses increased $2.8 million primarily due to higher Operating expenses and Management fees and incentive allocation to affiliate, partially offset by lower Interest expense and Acquisition and transaction expenses.
•Operating expenses increased $11.2 million which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel as well as increased number of days on-hire.
•Management fees and incentive allocation to affiliate increased $8.6 million primarily due to an increase in incentive fee due to the Manager.
•Interest expense decreased $14.2 million, which reflects a decrease in the average outstanding debt of approximately $503.5 million due to decreases in (i) the 2021 Bridge Loans of $299.9 million and (ii) the Senior Notes due 2025 of $199.3 million, which were partially redeemed in August 2022, and (iii) the Revolving Credit Facility of $4.3 million.

•Acquisition and transaction expense decreased $2.8 million primarily due to lower professional fees related to strategic transactions.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.7 million and $2.1 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $380.8 million and $457.9 million during the six months ended June 30, 2023 and 2022, respectively.
•Dividends to shareholders and holders of eligible participating securities were $75.0 million and $79.4 million during the six months ended June 30, 2023 and 2022, respectively.
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
•Cash flows provided by operating activities, plus the principal collections on finance leases and maintenance reserve collections were $87.3 million during the six months ended June 30, 2023. Cash flows used in operating activities, plus the principal collections on finance leases and maintenance reserve collections were $23.6 million during the six months ended June 30, 2022
•During the six months ended June 30, 2023, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $325.0 million and $330.0 million, respectively. During the six months ended June 30, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million, (ii) Revolving Credit Facility of $255.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of $224.5 million relating to the Revolving Credit Facility.
•Proceeds from the sale of assets were $273.2 million and $142.3 million during the six months ended June 30, 2023 and 2022, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $61.7 million and $0.0 million during the six months ended June 30, 2023 and 2022, respectively.
We are currently evaluating several potential transactions and related financings, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction or related financing.

Historical Cash Flow
Comparison of the six months ended June 30, 2023 and 2022
The following table compares the historical cash flow from continuing and discontinued operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flow Data:
Net cash provided by (used in) operating activities	$67,241	$(48,569)
Net cash used in investing activities	(101,846)	(306,784)
Net cash provided by financing activities	2,674	212,097
Net cash provided by operating activities increased $115.8 million, which primarily reflects (i) an increase in Net income of $304.0 million and (ii) Changes in working capital of $50.9 million, partially offset by certain adjustments to reconcile net income to Cash used in operating activities including, (iii) Asset impairment of $122.5 million, (iv) Provision for credit losses of $46.2 million, (v) Equity in losses of unconsolidated entities of $36.1 million and (vi) Depreciation and amortization of $35.5 million.
Net cash used in investing activities decreased $204.9 million, primarily due to (i) higher Proceeds from the sale of leasing equipment of $135.2 million and (ii) a decrease in Acquisitions of property, plant and equipment of $116.4 million partially offset by (iii) an increase in Investment in unconsolidated entities of $17.3 million, (iv) a decrease in Proceeds for deposit on sale of aircraft and engine of $6.4 million, (v) an increase in Acquisition of lease intangibles of $5.5 million and (vi) an increase in Acquisitions of leasing equipment of $4.7 million.
Net cash provided by financing activities decreased $209.4 million, primarily due to (i) a decrease in Proceeds from debt of $179.0 million, and (ii) an increase in Repayments of debt of $105.3 million partially offset by (iii) an increase in Proceeds from the issuance of preferred shares of $61.7 million, and (iv) a decrease in Payments of deferred financing costs of $13.0 million.
We also have current availability for borrowing of up to $155.0 million.
Cash Flow of Discontinued Operations
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
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2023, we had outstanding principal and interest payment obligations of $2.2 billion and $0.6 billion, respectively, of which only interest payments of $152.2 million are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2023, we had outstanding operating and finance lease obligations of $2.5 million, of which $0.8 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $122.5 million and $28.7 million on our ordinary shares and preferred shares, respectively.
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
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. The ICE Benchmark Administration ceased publication of one-week and two-month USD LIBOR settings after December 31, 2021 and the remaining USD LIBOR settings after June 30, 2023, other than certain USD LIBOR settings that are expected to continue to be published under a synthetic methodology until September 2024. In anticipation of LIBOR’s phase out, we amended our revolving credit facility to incorporate SOFR as the successor rate to LIBOR. We continue to monitor related reform proposals and evaluate the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR, SOFR or other benchmark indices could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for financial instruments tied to variable interest rate indices.
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
As of June 30, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $1.5 million or a decrease of approximately $1.5 million in interest expense over the next 12 months.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. On November 30, 2020, ICE Benchmark Administration, or the IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021, for only the one-week and two-month LIBOR tenors, and on June 30, 2023, for all other LIBOR tenors. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. The IBA ceased publication of one-week and two-month USD LIBOR settings after December 31, 2021, and the remaining USD LIBOR settings after June 30, 2023, other than certain USD LIBOR settings that are expected to continue to be published under a synthetic methodology until September 2024.
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
The Financial Action Task Force has increased monitoring of the Cayman Islands.
In February 2021, the Cayman Islands was added to the Financial Action Task Force (‘‘FATF’’) list of jurisdictions whose anti-money laundering/counter-terrorist and proliferation financing practices are under increased monitoring, commonly referred to as the ‘‘FATF grey list.’’ The FATF was established in July 1989 by a Group of Seven (G-7) Summit and is a task force composed of member governments who agree to fund the FATF on temporary basis with specific goals and projects– it is an international policy-making body that sets international anti-money laundering standards and counter-terrorist financing measures. The FATF monitors countries to ensure they implement the FATF Standards fully and effectively and holds countries to account that do not comply. When the FATF places a jurisdiction under increased monitoring, it means the country has committed to resolve swiftly the identified strategic deficiencies within agreed timeframes and is subject to increased monitoring during that timeframe. In June 2023, the FATF confirmed that the Cayman Islands had satisfied all FATF recommended actions, recognizing that the jurisdiction has a robust and effective anti-money laundering / counter-terrorist financing regime. Following successful completion of an on-site inspection by the FATF, the Cayman Islands will be eligible to be removed from the FATF grey list at the FATF's October 2023 plenary.
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
In addition, our Manager may assign our Management Agreement to an entity whose business and operations are managed or supervised by Mr. Wesley R. Edens, who is a principal and a member of the board of directors of Fortress, an affiliate of our Manager, and a member of the management committee of Fortress since co-founding Fortress in May 1998. In the event of any such assignment to a non-affiliate of Fortress, the functions currently performed by our Manager’s current personnel may be performed by others. We can give you no assurance that such personnel would manage our operations in the same manner as our Manager currently does, and the failure by the personnel of any such entity to acquire assets generating attractive risk-adjusted returns could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On May 22, 2023, Fortress and Mubadala announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank. While Fortress’s senior investment professionals are expected to remain at Fortress, including those individuals who perform services for us, there can be no assurance that the transaction will not have an impact on us or our relationship with our Manager.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of June 30, 2023, rights relating to 1,964,263 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	3.2	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.3	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.4	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.5	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	3.6	Form of Certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.7	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.8	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.9	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	4.1	Indenture, dated September 18, 2018, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.1).
	4.3	First Supplemental Indenture, dated May 21, 2019, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	2025 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.6	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed April 12, 2021).
	4.7	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.6).
	4.8	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.9	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.10	Indenture, dated July 28, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.11	Form of global note representing the Company’s 9.75% senior unsecured notes due 2027 (included in Exhibit 4.10).
	4.12	2027 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.13	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.14	Description of Securities Registered under Section 12 of the Exchange Act.
†	10.1	Management and Advisory Agreement, dated as of July 31, 2022, between the Company, FTAI Aviation Ltd., the Subsidiaries that are party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	10.2	Services and Profit Sharing Agreement, dated November 10, 2022, by and among FTAI Aviation Holdco Ltd., the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.3	Amended and Restated Registration Rights Agreement, dated November 10, 2022, by and among FTAI Aviation Ltd., the Company, Fortress Worldwide Transportation and Infrastructure Master GP LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.4	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023.

	Exhibit No.	Description
†	10.5	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.7	Form of Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
	10.8	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.9	Second Amended and Restated Credit Agreement, dated as of September 20, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 21, 2022).
	10.10	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 22, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed February 27, 2023).
	10.11	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 10, 2023, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	July 27, 2023
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	July 27, 2023
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer