Form 10-Q
period 2023-09-30
FTAI Aviation Ltd.
filed 2023-10-26
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 100,238,075 ordinary shares outstanding representing limited liability company interests at October 23, 2023.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	2	$52,879	$33,565
Restricted cash	2	—	19,500
Accounts receivable, net		107,825	99,443
Leasing equipment, net	4	1,924,198	1,913,553
Property, plant, and equipment, net		13,454	10,014
Investments	5	39,868	22,037
Intangible assets, net	6	41,471	41,955
Inventory, net	2	274,832	163,676
Other assets	2	179,259	125,834
Total assets		$2,633,786	$2,429,577

Liabilities
Accounts payable and accrued liabilities		$108,579	$86,452
Debt, net	7	2,279,330	2,175,727
Maintenance deposits	2	61,497	78,686
Security deposits	2	39,901	32,842
Other liabilities		49,417	36,468
Total liabilities		$2,538,724	$2,410,175

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 100,238,075 and 99,716,621 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)		$1,002	$997
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 15,920,000 and 13,320,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)		159	133
Additional paid in capital		293,512	343,350
Accumulated deficit		(200,145)	(325,602)
Shareholders' equity		94,528	18,878
Non-controlling interest in equity of consolidated subsidiaries		534	524
Total equity		95,062	19,402
Total liabilities and equity		$2,633,786	$2,429,577

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2023	2022	2023	2022
Revenues
Lease income		$45,622	$50,198	$161,141	$129,163
Maintenance revenue		63,925	35,507	141,131	112,171
Asset sales revenue		72,990	85,488	283,167	85,488
Aerospace products revenue		107,085	53,401	260,273	94,211
Other revenue		1,474	5,771	12,447	13,087
Total revenues		291,096	230,365	858,159	434,120

Expenses
Cost of sales		116,707	95,948	366,909	120,139
Operating expenses	2	33,887	27,393	81,218	108,197
General and administrative		3,015	3,354	10,270	11,821
Acquisition and transaction expenses		4,261	2,848	10,195	8,340
Management fees and incentive allocation to affiliate	11	4,577	4	13,137	4
Depreciation and amortization	4, 6	43,959	34,853	123,399	115,461
Asset impairment		—	4,495	1,220	128,171
Interest expense		40,185	40,171	117,976	132,197
Total expenses		246,591	209,066	724,324	624,330

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	5	46	(358)	(1,669)	(125)
Gain on sale of assets, net		—	—	—	79,933
Loss on extinguishment of debt		—	(19,861)	—	(19,861)
Other income (expense)		461	(1,038)	877	208
Total other income (expense)		507	(21,257)	(792)	60,155
Income (loss) from continuing operations before income taxes		45,012	42	133,043	(130,055)
Provision for income taxes	10	3,705	4,189	7,586	7,357
Net income (loss) from continuing operations		41,307	(4,147)	125,457	(137,412)
Net loss from discontinued operations, net of income taxes	3	—	(14,782)	—	(101,416)
Net income (loss)		41,307	(18,929)	125,457	(238,828)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		—	—	—	—
Discontinued operations		—	(2,871)	—	(18,817)
Less: Dividends on preferred shares		8,334	6,791	23,460	20,373
Net income (loss) attributable to shareholders		$32,973	$(22,849)	$101,997	$(240,384)

Earnings (loss) per share:	13
Basic
Continuing operations		$0.33	$(0.11)	$1.02	$(1.59)
Discontinued operations		$—	$(0.12)	$—	$(0.83)
Diluted
Continuing operations		$0.33	$(0.11)	$1.02	$(1.59)
Discontinued operations		$—	$(0.12)	$—	$(0.83)
Weighted average shares outstanding:
Basic		99,927,594	99,378,771	99,796,736	99,372,016
Diluted		100,482,309	99,378,771	100,269,203	99,372,016
See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$41,307	$(18,929)	$125,457	$(238,828)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net in discontinued operations	—	(40,470)	—	(182,963)
Comprehensive income (loss)	41,307	(59,399)	125,457	(421,791)
Comprehensive loss attributable to non-controlling interest:
Continuing operations	—	—	—	—
Discontinued operations	—	(2,871)	—	(18,817)
Comprehensive income (loss) attributable to shareholders	$41,307	$(56,528)	$125,457	$(402,974)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2023
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$524	$19,402
Net income				84,150	—	84,150
Other comprehensive income				—	—	—
Total comprehensive income	—	—	—	84,150	—	84,150
Contributions from non-controlling interest					10	10
Issuance of ordinary shares			389			389
Dividends declared - ordinary shares			(59,854)			(59,854)
Issuance of preferred shares		26	61,703			61,729
Dividends declared - preferred shares			(15,126)			(15,126)
Equity-based compensation			618			618
Equity - June 30, 2023	$997	$159	$331,080	$(241,452)	$534	$91,318
Net income				41,307	—	41,307
Other comprehensive income				—	—	—
Total comprehensive income	—	—	—	41,307	—	41,307
Issuance of ordinary shares	5		178			183
Dividends declared - ordinary shares			(29,922)			(29,922)
Dividends declared - preferred shares			(8,334)			(8,334)
Equity-based compensation			510			510
Equity - September 30, 2023	$1,002	$159	$293,512	$(200,145)	$534	$95,062

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2022
	Common Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(203,953)		(15,946)	(219,899)
Other comprehensive loss				—	(142,493)	—	(142,493)
Total comprehensive loss	—	—	—	(203,953)	(142,493)	(15,946)	(362,392)
Acquisition of consolidated subsidiary						3,054	3,054
Contributions from non-controlling interest						1,187	1,187
Issuance of ordinary shares			399				399
Dividends declared - ordinary shares			(65,789)				(65,789)
Dividends declared - preferred shares			(13,582)				(13,582)
Equity-based compensation						2,294	2,294
Equity - June 30, 2022	$992	$133	$1,332,968	$(336,345)	$(298,874)	$(9,603)	$689,271
Net loss				(16,058)		(2,871)	(18,929)
Other comprehensive loss				—	(40,470)	—	(40,470)
Total comprehensive loss	—	—	—	(16,058)	(40,470)	(2,871)	(59,399)
Spin-off of FTAI Infrastructure, Inc., net of distributions			(916,582)		339,344	12,817	(564,421)
Settlement of equity-based compensation						(148)	(148)
Issuance of ordinary shares	2						2
Dividends declared - ordinary shares			(32,795)				(32,795)
Dividends declared - preferred shares			(6,791)				(6,791)
Equity-based compensation						329	329
Equity - September 30, 2022	$994	$133	$376,800	$(352,403)	$—	$524	$26,048
________________________________________________
(1) Common and Preferred Shares of Fortress Transportation and Infrastructure Investors LLC were exchanged for Ordinary and Preferred Shares of FTAI Aviation Ltd. when the Merger, as detailed in Note 1, was completed on November 10, 2022.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$125,457	$(238,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of unconsolidated entities	1,669	46,727
Gain on sale of assets, net	(110,511)	(106,427)
Security deposits and maintenance claims included in earnings	(34,458)	(31,558)
Loss on extinguishment of debt	—	19,861
Equity-based compensation	1,128	2,623
Depreciation and amortization	123,399	155,780
Asset impairment	1,220	128,171
Change in deferred income taxes	5,974	14,923
Change in fair value of non-hedge derivative	—	(1,567)
Change in fair value of guarantees	(1,677)	—
Amortization of lease intangibles and incentives	33,685	30,315
Amortization of deferred financing costs	6,429	17,142
Provision for credit losses	6,583	47,226
Other	(995)	(693)
Change in:
Accounts receivable	(34,358)	(61,892)
Inventory	(4,845)	(13,370)
Other assets	(3,727)	(23,576)
Accounts payable and accrued liabilities	321	4,329
Management fees payable to affiliate	824	(2,530)
Other liabilities	648	(7,955)
Net cash provided by (used in) operating activities	116,766	(21,299)

Cash flows from investing activities:
Investment in unconsolidated entities	(19,500)	(7,344)
Principal collections on notes receivable	2,438	—
Principal collections on finance leases	3,624	2,165
Acquisition of business, net of cash acquired	—	(3,819)
Acquisition of leasing equipment	(506,923)	(360,642)
Acquisition of property, plant and equipment	(3,906)	(138,750)
Acquisition of lease intangibles	(10,474)	(6,542)
Investment in promissory notes	(11,500)	—
Purchase deposits for acquisitions	(10,533)	(28,621)
Proceeds from sale of leasing equipment	366,065	262,096
Proceeds from sale of property, plant and equipment	—	5,289
(Refunds) proceeds for deposit on sale of aircraft and engine	(683)	7,801
Return of purchase deposits	300	—
Net cash used in investing activities	$(191,092)	$(268,367)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Proceeds from debt	$430,000	$503,980
Repayment of debt	(330,000)	(984,529)
Payment of deferred financing costs	(1,805)	(18,151)
Receipt of security deposits	7,355	2,636
Return of security deposits	(2,385)	(941)
Receipt of maintenance deposits	22,747	37,586
Release of maintenance deposits	(275)	(878)
Capital contributions from non-controlling interests	10	1,187
Settlement of equity-based compensation	—	(148)
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	61,729	—
Dividend from spin-off of FTAI Infrastructure, net of cash transferred	—	500,562
Cash dividends - ordinary shares	(89,776)	(98,584)
Cash dividends - preferred shares	(23,460)	(20,373)
Net cash provided by (used in) financing activities	74,140	(77,653)

Net decrease in cash and cash equivalents and restricted cash	(186)	(367,319)
Cash and cash equivalents and restricted cash, beginning of period	53,065	440,061
Cash and cash equivalents and restricted cash, end of period	$52,879	$72,742

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$96,510	$124,932
Acquisition of property, plant and equipment	(199)	(762)
Security deposits, maintenance deposits, other assets and other liabilities settled in the sale of leasing equipment	20,127	—
Settled and assumed security deposits	2,270	(12,161)
Billed, assumed and settled maintenance deposits	(15,854)	(73,808)
Non-cash change in equity method investment	—	(182,963)
Conversion of interests in unconsolidated entities	—	(21,302)
Issuance of ordinary shares	567	399

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
Restricted Cash—Restricted cash consists of funds required for the Company’s investment in Quick Turn, as described in Note 5, of $19.5 million as of December 31, 2022. The Company had no restricted cash as of September 30, 2023.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. No single customer accounted for greater than 10% of total revenue during the three and nine months ended September 30, 2023 and September 30, 2022.
As of September 30, 2023, there was one customer in the Aviation Leasing segment that represented 17% of total accounts receivable, net. As of December 31, 2022, there were two customers in the Aviation Leasing segment that represented 20% and 12% of total accounts receivable, net.
We maintain cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $72.2 million and $65.6 million as of September 30, 2023 and December 31, 2022, respectively. There was provision for credit losses of $5.6 million and a bad debt reversal of $0.7 million for the three months ended September 30, 2023 and 2022, respectively. There was a provision for credit losses of $6.6 million and a provision for credit losses of $47.1 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in Operating expenses in the Consolidated Statements of Operations.
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and our allowance for doubtful accounts at September 30, 2023 includes all accounts receivable exposure to Russian and Ukrainian customers.
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
Other Assets—Other assets is primarily comprised of lease incentives of $47.9 million and $37.9 million, purchase deposits of $10.5 million and $6.7 million, notes receivable of $85.7 million and $49.2 million, operating lease right-of-use assets, net of $2.4 million and $3.0 million, finance leases, net of $3.6 million and $6.4 million, maintenance right assets of $12.5 million and $6.8 million and prepaid expenses of $2.9 million and $1.9 million, as of September 30, 2023 and December 31, 2022, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For both the three months ended September 30, 2023 and 2022, the Board of Directors declared cash dividends of $0.30 per ordinary share. For the nine months ended September 30, 2023 and 2022, the Board of Directors declared cash dividends of $0.90 and $0.96 per ordinary share, respectively.
Additionally, in the quarter ended September 30, 2023, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively.

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
3. DISCONTINUED OPERATIONS
FTAI Infrastructure Inc. (“FTAI Infrastructure”) Spin-Off
On April 28, 2022, the Board of Directors of the Company unanimously approved the previously announced spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly owned subsidiary of the Company). The spin-off was effected as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022. The distribution was completed on August 1, 2022. Under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the spin-off met the criteria to be reported as a discontinued operation. Therefore, FTAI Infrastructure is presented as a discontinued operation within the Company’s financial statements for the three and nine months ended September 30, 2022.
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
Financial Information of Discontinued Operations
The following table presents the significant components of net loss from discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenues
Total revenues	$27,993	$140,009
Expenses
Cost of sales	4,920	12,732
Operating expenses	12,365	92,478
General and administrative expenses	466	2,694
Acquisition and transaction expenses	3,813	13,971
Management fees and incentive allocation to affiliate	908	8,134
Depreciation and amortization	6,004	40,319
Interest expense	2,160	15,105
Other expense	7,641	47,765
Total expenses	38,277	233,198
Loss before income taxes	(10,284)	(93,189)
Provision for income taxes	4,498	8,227
Net loss from discontinued operations, net of income taxes	(14,782)	(101,416)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(2,871)	(18,817)
Net loss attributable to shareholders	$(11,911)	$(82,599)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022. The following table summarizes depreciation and amortization, capital expenditures, and other significant operating and investing noncash items from discontinued operations:

Nine Months Ended
September 30, 2022
Operating activities:
Equity in losses of unconsolidated entities	$46,601
Depreciation and amortization	40,319
Equity-based compensation	2,623
Investing activities:
Acquisition of property, plant and equipment	$(129,920)
Acquisition of business, net of cash acquired	(3,819)
Investment in unconsolidated entities	(7,954)
Proceeds from sale of property, plant and equipment	5,289
Non-cash change in equity method investment	(182,963)
Non-cash conversion of interest in unconsolidated entities	(21,302)
The Company accounted for Long Ridge Terminal LLC, included in discontinued operations for the three and nine months ended September 30, 2022 included above, using the equity method of accounting. Summarized financial data for Long Ridge Terminal LLC are shown in the following table.

	Three Months Ended	Nine Months Ended
Income Statement	September 30, 2022	September 30, 2022
Total revenues	$156	$15,199
Expenses
Operating expenses	4,337	36,693
Depreciation and amortization	4,383	29,381
Interest expense	4,580	30,622
Total expenses	13,300	96,696
Other expense	(21)	(234)
Net loss	$(13,165)	$(81,731)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2023	December 31, 2022
Leasing equipment	$2,448,274	$2,413,230
Less: Accumulated depreciation	(524,076)	(499,677)
Leasing equipment, net	$1,924,198	$1,913,553
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircrafts and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of September 30, 2023, four aircraft were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $1.2 million, net of redelivery compensation during the nine months ended September 30, 2023.
Depreciation expense for leasing equipment is summarized as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense for leasing equipment	$43,765	$34,704	$122,867	$115,074
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2023	December 31, 2022
Advanced Engine Repair JV	Equity method	25%	$21,543	$20,207
Falcon MSN 177 LLC	Equity method	50%	1,588	1,830
Quick Turn Engine Center LLC	Equity method	50%	16,737	—
			$39,868	$22,037
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2023 and 2022.
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advanced Engine Repair JV	$1,063	$(314)	$1,336	$(879)
Falcon MSN 177 LLC	(108)	(44)	(242)	754
Quick Turn Engine Center LLC	(909)	—	(2,763)	—
Total	$46	$(358)	$(1,669)	$(125)
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2023	December 31, 2022
Intangible assets
Acquired favorable lease intangibles	$60,963	$64,202
Less: Accumulated amortization	(19,492)	(22,247)
Acquired favorable lease intangibles, net	$41,471	$41,955

Intangible liabilities
Acquired unfavorable lease intangibles	$2,918	$13,152
Less: Accumulated amortization	(1,232)	(2,607)
Acquired unfavorable lease intangibles, net	$1,686	$10,545
Intangible assets and liabilities are all held within the Aviation Leasing segment. Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Lease intangibles	Lease income	$3,726	$3,291	$11,325	$10,259
As of September 30, 2023, estimated net annual amortization of intangibles is as follows:

Remainder of 2023	3,189
2024	12,583
2025	9,049
2026	6,504
2027	3,388
2028	3,132
Thereafter	1,940
Total	$39,785

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2023			December 31, 2022
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$250,000	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	9/20/25	$150,000
Total loans payable	250,000			150,000
Bonds payable
Senior Notes due 2025 (2)	652,297	6.50%	10/1/25	653,036
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,001,834	5.50%	5/1/28	1,002,091
Total bonds payable	2,054,131			2,055,127

Debt	2,304,131			2,205,127
Less: Debt issuance costs	(24,801)			(29,400)
Total debt, net	$2,279,330			$2,175,727

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $982 and $1,318 at September 30, 2023 and December 31, 2022, respectively, and an unamortized premium of $3,279 and $4,354 at September 30, 2023 and December 31, 2022, respectively.
(3) Includes an unamortized premium of $1,834 and $2,091 at September 30, 2023 and December 31, 2022, respectively.
We were in compliance with all debt covenants as of September 30, 2023.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below and classified as Level 2 within the fair value hierarchy:

	September 30, 2023	December 31, 2022
Senior Notes due 2025	639,633	613,152
Senior Notes due 2027	413,836	402,032
Senior Notes due 2028	907,380	853,490
The fair value of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $7.0 million and $3.8 million as of September 30, 2023 and December 31, 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term, the estimated cost of replacement and applicable discount rates, and are classified as Level 3. During the nine months ended September 30, 2023, the Company recorded a $4.9 million increase in guarantees related to the sale of seven aircraft and a $1.7 million decrease related to the change in fair value, which is recorded as Asset sales revenue in the Consolidated Statements of Operations.
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
As of September 30, 2023, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022	2023	2022
Restricted Shares	$510	$—	$1,128	$—	$7,643	3.3 years
Options
In connection with our March 2023 offering of preferred shares (see Note 13), we granted options to the Manager related to 248,947 ordinary shares at an exercise price of $26.11, which had a grant date fair value of $2.1 million. The assumptions used in valuing the options were: a 3.471% risk-free rate, a 6.263% dividend yield, a 37.879% volatility and a ten-year term.
During the nine months ended September 30, 2023, the Manager did not transfer any options to employees.
Restricted Shares
During the nine months ended September 30, 2023, we issued restricted shares of the Company to select employees of FTAI Aviation LLC (a wholly owned subsidiary of the Company) that had a grant date fair value of $8.8 million and vest over 4.3 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods, with 50% of the units vesting on June 30, 2026 and the remaining units vesting on June 30, 2027. The fair value of these awards were calculated based on the closing price of FTAI Aviation Ltd.’s ordinary shares on grant date of March 13, 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current:
Cayman Islands	$—	$—	$—	—
United States:	—	—	—	—
Federal	(32)	247	(77)	582
State and local	39	(442)	20	69
Non-U.S.	851	106	1,669	174
Total current provision (benefit)	858	(89)	1,612	825
Deferred:
Cayman Islands	—	—	—	—
United States:	—	—	—	—
Federal	1,521	2,915	2,344	4,517
State and local	(430)	304	68	610
Non-U.S.	1,756	1,059	3,562	1,405
Total deferred provision	2,847	4,278	5,974	6,532
Provision for income taxes:
Continuing operations	3,705	4,189	7,586	7,357
Discontinued operations	—	—	—	—
Total	$3,705	$4,189	$7,586	$7,357
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
As of and for the nine months ended September 30, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$303	$4	$597	$4
Income incentive allocation	4,274	—	12,540	—
Capital gains incentive allocation	—	—	—	—
Total	$4,577	$4	$13,137	$4
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
The following table summarizes our reimbursements to the Manager from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Classification in the Consolidated Statements of Operations:
General and administrative	$1,592	$1,466	$5,096	$4,933
Acquisition and transaction expenses	172	154	381	883
Total	$1,764	$1,620	$5,477	$5,816

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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Accrued management fees	$210	$53
Other payables	5,354	4,688
As of September 30, 2023 and December 31, 2022, there were no receivables from the Manager.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
I. For the Three Months Ended September 30, 2023

	Three Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$35,981	$—	$9,641	$45,622
Maintenance revenue	63,925	—	—	63,925
Asset sales revenue	72,990	—	—	72,990
Aerospace products revenue	—	107,085	—	107,085
Other revenue	82	—	1,392	1,474
Total revenues	172,978	107,085	11,033	291,096

Expenses
Cost of sales	55,398	61,309	—	116,707
Operating expenses	13,944	5,947	13,996	33,887
General and administrative	—	—	3,015	3,015
Acquisition and transaction expenses	2,329	110	1,822	4,261
Management fees and incentive allocation to affiliate	—	—	4,577	4,577
Depreciation and amortization	41,141	115	2,703	43,959
Interest expense	—	—	40,185	40,185
Total expenses	112,812	67,481	66,298	246,591

Other income
Equity in (losses) income of unconsolidated entities	(108)	154	—	46
Other income	444	—	17	461
Total other income	336	154	17	507
Income (loss) from continuing operations before income taxes	60,502	39,758	(55,248)	45,012
Provision for income taxes	2,332	1,131	242	3,705
Net income (loss) from continuing operations	58,170	38,627	(55,490)	41,307
Less: Net income (loss) from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	8,334	8,334
Net income (loss) attributable to shareholders from continuing operations	$58,170	$38,627	$(63,824)	$32,973

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders from continuing operations:

	Three Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$119,561	$40,586	$(5,929)	$154,218
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in earnings of unconsolidated entities				46
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(642)
Less: Interest expense and dividends on preferred shares				(48,519)
Less: Depreciation and amortization expense				(59,380)
Less: Incentive allocations				(4,274)
Less: Asset impairment charges				—
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(4,261)
Less: Equity-based compensation expense				(510)
Less: Provision for income taxes				(3,705)
Net income attributable to shareholders from continuing operations				$32,973
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$154	$—	$—	$154
Asia	48,267	952	11,033	60,252
Europe	56,679	34,961	—	91,640
North America	55,959	65,623	—	121,582
South America	11,919	5,549	—	17,468
Total	$172,978	$107,085	$11,033	$291,096

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$132,978	$—	$28,163	$161,141
Maintenance revenue	141,131	—	—	141,131
Asset sales revenue	283,167	—	—	283,167
Aerospace products revenue	—	260,273	—	260,273
Other revenue	6,773	—	5,674	12,447
Total revenues	564,049	260,273	33,837	858,159

Expenses
Cost of sales	217,190	149,719	—	366,909
Operating expenses	28,610	12,838	39,770	81,218
General and administrative	—	—	10,270	10,270
Acquisition and transaction expenses	4,960	1,137	4,098	10,195
Management fees and incentive allocation to affiliate	—	—	13,137	13,137
Depreciation and amortization	114,994	298	8,107	123,399
Asset impairment	1,220	—	—	1,220
Interest expense	—	—	117,976	117,976
Total expenses	366,974	163,992	193,358	724,324

Other income (expense)
Equity in losses of unconsolidated entities	(242)	(1,427)	—	(1,669)
Other income	860	—	17	877
Total other income (expense)	618	(1,427)	17	(792)
Income (loss) before income taxes	197,693	94,854	(159,504)	133,043
Provision for income taxes	4,414	2,631	541	7,586
Net income (loss)	193,279	92,223	(160,045)	125,457
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	23,460	23,460
Net income (loss) attributable to shareholders from continuing operations	$193,279	$92,223	$(183,505)	$101,997

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$352,973	$98,020	$(16,042)	$434,951
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,669)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(96)
Less: Interest expense and dividends on preferred shares				(141,436)
Less: Depreciation and amortization expense				(157,084)
Less: Incentive allocations				(12,540)
Less: Asset impairment charges				(1,220)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(10,195)
Less: Equity-based compensation expense				(1,128)
Less: Provision for income taxes				(7,586)
Net loss attributable to shareholders from continuing operations				$101,997
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$154	$875	$—	$1,029
Asia	81,285	2,737	33,837	117,859
Europe	192,498	80,847	—	273,345
North America	258,009	165,819	—	423,828
South America	32,103	9,995	—	42,098
Total	$564,049	$260,273	$33,837	$858,159
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across as of September 30, 2023:

Operating Leases
Remainder of 2023	$45,510
2024	143,742
2025	103,809
2026	76,541
2027	59,066
Thereafter	83,674
Total	$512,342

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2022

	Three Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$40,392	$—	$9,806	$50,198
Maintenance revenue	35,507	—	—	35,507
Asset sales revenue	85,488	—	—	85,488
Aerospace products revenue	—	53,401	—	53,401
Other revenue	3,461	—	2,310	5,771
Total revenues	164,848	53,401	12,116	230,365

Expenses
Cost of sales	64,855	31,093	—	95,948
Operating expenses	10,533	3,491	13,369	27,393
General and administrative	—	—	3,354	3,354
Acquisition and transaction expenses	247	15	2,586	2,848
Management fees and incentive allocation to affiliate	—	—	4	4
Depreciation and amortization	32,728	77	2,048	34,853
Asset impairment	4,495	—	—	4,495
Interest expense	—	—	40,171	40,171
Total expenses	112,858	34,676	61,532	209,066

Other expense
Equity in losses of unconsolidated entities	(45)	(313)	—	(358)
Loss on extinguishment of debt	—	—	(19,861)	(19,861)
Other income (expense)	42	—	(1,080)	(1,038)
Total other expenses	(3)	(313)	(20,941)	(21,257)
Income (loss) from continuing operations before income taxes	51,987	18,412	(70,357)	42
Provision for income taxes	926	2,586	677	4,189
Net income (loss) from continuing operations	51,061	15,826	(71,034)	(4,147)
Less: Net income (loss) from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	6,791	6,791
Net income (loss) attributable to shareholders from continuing operations	$51,061	$15,826	$(77,825)	$(10,938)

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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$111,648	$—	$17,515	$129,163
Maintenance revenue	112,171	—	—	112,171
Asset sales revenue	85,488	—	—	85,488
Aerospace products revenue	—	94,211	—	94,211
Other revenue	8,687	—	4,400	13,087
Total revenues	317,994	94,211	21,915	434,120

Expenses
Cost of sales	64,855	55,284	—	120,139
Operating expenses	72,135	8,094	27,968	108,197
General and administrative	—	—	11,821	11,821
Acquisition and transaction expenses	624	15	7,701	8,340
Management fees and incentive allocation to affiliate	—	—	4	4
Depreciation and amortization	109,147	178	6,136	115,461
Asset impairment	128,171	—	—	128,171
Interest expense	—	—	132,197	132,197
Total expenses	374,932	63,571	185,827	624,330

Other income (expense)
Equity in income (losses) of unconsolidated entities	753	(878)	—	(125)
Gain on sale of assets, net	61,371	18,562	—	79,933
Loss on extinguishment of debt	—	—	(19,861)	(19,861)
Other income (expense)	245	—	(37)	208
Total other income (expense)	62,369	17,684	(19,898)	60,155
Income (loss) before income taxes	5,431	48,324	(183,810)	(130,055)
Provision for income taxes	2,116	5,055	186	7,357
Net income (loss)	3,315	43,269	(183,996)	(137,412)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	20,373	20,373
Net income (loss) attributable to shareholders from continuing operations	$3,315	$43,269	$(204,369)	$(157,785)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$273,788	$48,685	$(17,915)	$304,558
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(125)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(165)
Less: Interest expense and dividends on preferred shares				(152,570)
Less: Depreciation and amortization expense				(145,754)
Less: Incentive allocations				—
Less: Asset impairment charges				(128,171)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(19,861)
Less: Acquisition and transaction expenses				(8,340)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(7,357)
Net loss attributable to shareholders from continuing operations				$(157,785)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$850	$—	$1,100
Asia	60,111	2,601	21,915	84,627
Europe	94,751	26,410	—	121,161
North America	130,362	64,350	—	194,712
South America	32,520	—	—	32,520
Total	$317,994	$94,211	$21,915	$434,120
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	September 30, 2023	December 31, 2022
Property, plant and equipment and leasing equipment, net
Africa	$12,565	$7,952
Asia	441,186	383,378
Europe	844,603	821,840
North America	418,268	424,617
South America	221,030	285,780
Total	$1,937,652	$1,923,567
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
The calculation of basic and diluted EPS is presented below:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss) from continuing operations	$41,307	$(4,147)	$125,457	$(137,412)
Net loss from discontinued operations, net of income taxes	—	(14,782)	—	(101,416)
Net income (loss)	$41,307	$(18,929)	125,457	(238,828)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—	—	—
Discontinued operations	—	(2,871)	—	(18,817)
Less: Dividends on preferred shares	8,334	6,791	23,460	20,373
Net income (loss) attributable to shareholders	$32,973	$(22,849)	$101,997	$(240,384)
Weighted Average Common Shares Outstanding - Basic (1)	99,927,594	99,378,771	99,796,736	99,372,016
Weighted Average Common Shares Outstanding - Diluted (1)	100,482,309	99,378,771	100,269,203	99,372,016

Earnings (loss) per share:
Basic
Continuing operations	$0.33	$(0.11)	$1.02	$(1.59)
Discontinued operations	$—	$(0.12)	$—	$(0.83)
Diluted
Continuing operations	$0.33	$(0.11)	$1.02	$(1.59)
Discontinued operations	$—	$(0.12)	$—	$(0.83)
________________________________________________________
(1) Three and nine months ended September 30, 2022 include participating securities which can be converted into a fixed amount of our shares.
For the three months ended September 30, 2023 and 2022, 0 and 326,747 shares, respectively, and for the nine months ended September 30, 2023 and 2022, 0 and 654,693 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the nine months ended September 30, 2023 and 2022, we issued 18,457 and 19,811 common shares to certain directors as compensation.
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
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease. Under the agreements, we provide certain guarantees at the end of the lease term for the condition of the aircraft engines that were sold to the buyer. The guarantees are valued at $7.0 million and $3.8 million as of September 30, 2023 and December 31, 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets.
Given variability in the condition of the engines at the end of the lease terms, which range from 4 to 9 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at September 30, 2023 was $34.7 million, which is not reasonably expected.
15. SUBSEQUENT EVENTS
Dividends
On October 25, 2023, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended September 30, 2023, payable on November 28, 2023 to the holders of record on November 14, 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Additionally, on October 25, 2023, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively, payable on December 15, 2023 to the holders of record on December 1, 2023.

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
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation assets since 2002. As of September 30, 2023, we had total consolidated assets of $2.6 billion and total equity of $95.1 million.
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, during the six months ended June 30, 2022, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of September 30, 2023, four aircraft were still located in Ukraine and eight aircraft and seventeen engines were still located in Russia.
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

Comparison of the three and nine months ended September 30, 2023 and 2022
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$45,622	$50,198	$(4,576)	$161,141	$129,163	$31,978
Maintenance revenue	63,925	35,507	28,418	141,131	112,171	28,960
Asset sales revenue	72,990	85,488	(12,498)	283,167	85,488	197,679
Aerospace products revenue	107,085	53,401	53,684	260,273	94,211	166,062
Other revenue	1,474	5,771	(4,297)	12,447	13,087	(640)
Total revenues	291,096	230,365	60,731	858,159	434,120	424,039

Expenses
Cost of sales	116,707	95,948	20,759	366,909	120,139	246,770
Operating expenses	33,887	27,393	6,494	81,218	108,197	(26,979)
General and administrative	3,015	3,354	(339)	10,270	11,821	(1,551)
Acquisition and transaction expenses	4,261	2,848	1,413	10,195	8,340	1,855
Management fees and incentive allocation to affiliate	4,577	4	4,573	13,137	4	13,133
Depreciation and amortization	43,959	34,853	9,106	123,399	115,461	7,938
Asset impairment	—	4,495	(4,495)	1,220	128,171	(126,951)
Interest expense	40,185	40,171	14	117,976	132,197	(14,221)
Total expenses	246,591	209,066	37,525	724,324	624,330	99,994

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	46	(358)	404	(1,669)	(125)	(1,544)
Gain on sale of assets, net	—	—	—	—	79,933	(79,933)
Loss on extinguishment of debt	—	(19,861)	19,861	—	(19,861)	19,861
Other income (expense)	461	(1,038)	1,499	877	208	669
Total other income (expense)	507	(21,257)	21,764	(792)	60,155	(60,947)
Income (loss) before income taxes	45,012	42	44,970	133,043	(130,055)	263,098
Provision for income taxes	3,705	4,189	(484)	7,586	7,357	229
Net income (loss) from continued operations	41,307	(4,147)	45,454	125,457	(137,412)	262,869
Net loss from discontinued operations, net of income taxes	—	(14,782)	14,782	—	(101,416)	101,416
Net income (loss)	41,307	(18,929)	60,236	125,457	(238,828)	364,285
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries:
Continued operations	—	—	—	—	—	—
Discontinued operations	—	(2,871)	2,871	—	(18,817)	18,817
Less: Dividends on preferred shares	8,334	6,791	1,543	23,460	20,373	3,087
Net income (loss) attributable to shareholders from continuing operations	$32,973	$(22,849)	$55,822	$101,997	$(240,384)	$342,381

The following table sets forth a reconciliation of net income (loss) attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net income (loss) attributable to shareholders from continuing operations	$32,973	$(10,938)	$43,911	$101,997	$(157,785)	$259,782
Add: Provision for income taxes	3,705	4,189	(484)	7,586	7,357	229
Add: Equity-based compensation expense	510	—	510	1,128	—	1,128
Add: Acquisition and transaction expenses	4,261	2,848	1,413	10,195	8,340	1,855
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	19,861	(19,861)	—	19,861	(19,861)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	4,495	(4,495)	1,220	128,171	(126,951)
Add: Incentive allocations	4,274	—	4,274	12,540	—	12,540
Add: Depreciation and amortization expense (1)	59,380	41,329	18,051	157,084	145,754	11,330
Add: Interest expense and dividends on preferred shares	48,519	46,962	1,557	141,436	152,570	(11,134)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	642	(241)	883	96	165	(69)
Less: Equity in (earnings) losses of unconsolidated entities	(46)	358	(404)	1,669	125	1,544
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$154,218	$108,863	$45,355	$434,951	$304,558	$130,393
___________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) depreciation and amortization expense of $43,959 and $34,853, (ii) lease intangible amortization of $3,726 and $3,291 and (iii) amortization for lease incentives of $11,695 and $3,185, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) depreciation and amortization expense of $123,399 and $115,461, (ii) lease intangible amortization of $11,325 and $10,259 and (iii) amortization for lease incentives of $22,360 and $20,034, respectively.
(2) Includes the following items for the three months ended September 30, 2023 and 2022: (i) net income (loss) of $46 and $(358), (ii) depreciation and amortization expense of $367 and $117 and (iii) acquisition and transaction expense of $229 and $0, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) net loss of $1,669 and $125, (ii) depreciation and amortization expense of $1,202 and $290 and (iii) acquisition and transaction expense of $563 and $0, respectively.
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
Comparison of the three months ended September 30, 2023 and 2022
Total revenues increased $60.7 million primarily due to an increase in Aerospace products revenue and Maintenance revenue, partially offset by a decrease in Asset sales revenue.
Aerospace products revenue increased $53.7 million primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Maintenance revenue increased $28.4 million primarily due to the recognition of maintenance deposits due to the early redelivery of four aircraft, an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation.
Asset sales revenue decreased $12.5 million primarily due to a decrease in the sale of commercial aircraft and engines.

Comparison of the nine months ended September 30, 2023 and 2022
Total revenues increased $424.0 million primarily due to an increase in Asset sales revenue, Aerospace products revenue, Lease income and Maintenance revenue
Asset sales revenue increased $197.7 million primarily due to an increase in the sale of commercial aircraft and engines. See above discussion regarding presentation of asset sales.
Aerospace products revenue increased $166.1 million primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Lease income increased $32.0 million primarily due to an increase in the number of aircraft and engines placed on lease and an increase in the Offshore Energy business driven by increased number of days on-hire for one of our vessels.
Maintenance revenue increased $29.0 million primarily due to the recognition of maintenance deposits due to the early redelivery of four aircraft, an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation.
Comparison of the three months ended September 30, 2023 and 2022
Total expenses increased $37.5 million, primarily due to higher (i) Cost of sales, (ii) Operating expenses and (iii) Depreciation and amortization.
Cost of sales increased $20.8 million primarily as a result of an increase in Aerospace product sales, partially offset by a decrease in the sale of commercial aircraft and engines.
Operating expenses increased $6.5 million, driven by an increase in commission expenses due to the increase in sales from the used material program and an increase in provision for credit losses, partially offset by a decrease in insurance expense, shipping and storage fees and other operating expenses.
Depreciation and amortization increased $9.1 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Comparison of the nine months ended September 30, 2023 and 2022
Total expenses increased $100.0 million, primarily due to higher (i) Cost of sales and (ii) Management fees and incentive allocation to affiliate, partially offset by lower (iii) Asset impairment, and (iv) Operating expenses.
Cost of sales increased $246.8 million primarily as a result of an increase in asset sales and Aerospace Products sales and the gross presentation of Asset sales revenue and Aerospace products revenue as described above.
Management fees and incentive allocation to affiliate increased $13.1 million primarily due to an increase in incentive fee due to the Manager.
Asset impairment decreased $127.0 million primarily due to the write down in 2022 of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
Operating expenses decreased $27.0 million which primarily reflects:
•a decrease of $43.5 million in the Aviation Leasing segment primarily as a result of decreases in provision for credit losses and other expenses as a result of the sanctions imposed on Russian airlines in 2022.
•an increase of $11.8 million in the Offshore Energy business which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel as well as increased number of days on-hire.
•an increase of $4.7 million in the Aerospace Products segment primarily due to an increase in commission expenses due to the increase in sales from the used material program.
Other income (expense)
Total other expense decreased $21.8 million during the three months ended September 30, 2023 which primarily reflects a Loss on extinguishment of debt of $19.9 million recognized during the three months ended September 30, 2022 related to the pay-down of the 2021 Bridge Loan issued in December 2021 and February 2022 and the partial redemption of the Senior Notes due 2025.
Total other income decreased $60.9 million during nine months ended September 30, 2023 which primarily reflects (i) a decrease of $79.9 million in Gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments due to the change in presentation of asset sales as described above and (ii) Loss on extinguishment of debt of $19.9 million recognized during the three months ended September 30, 2022 related to the pay-down of the 2021 Bridge Loan issued in December 2021 and February 2022 and the partial redemption of the Senior Notes due 2025.

Net income from continuing operations
Net income from continuing operations increased $45.5 million and $262.9 million for the three and nine months ended September 30, 2023, respectively, as compared to prior years primarily due to the changes noted above.
Net loss from discontinued operations
Net loss from discontinued operations decreased $14.8 million and $101.4 million for the three and nine months ended September 30, 2023, respectively, compared to the prior year as these businesses have spun off and there is no corresponding activity in the current period.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $45.4 million and $130.4 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.
Aviation Leasing Segment

As of September 30, 2023, in our Aviation Leasing segment, we own and manage 351 aviation assets, consisting of 92 commercial aircraft and 259 engines, including four aircraft that were still located in Ukraine and eight aircraft and seventeen engines that were still located in Russia.
As of September 30, 2023, 73 of our commercial aircraft and 163 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 77% utilized during the three months ended September 30, 2023, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 47 months, and our engines currently on-lease have an average remaining lease term of 14 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2023	8	98	106
Purchases	—	30	30
Sales	(2)	(9)	(11)
Transfers	(1)	(32)	(33)
Assets at September 30, 2023	5	87	92

Engines
Assets at January 1, 2023	40	184	224
Purchases	4	64	68
Sales	(10)	(18)	(28)
Transfers	2	(7)	(5)
Assets at September 30, 2023	36	223	259

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$35,981	$40,392	$(4,411)	$132,978	$111,648	$21,330
Maintenance revenue	63,925	35,507	28,418	141,131	112,171	28,960
Asset sales revenue	72,990	85,488	(12,498)	283,167	85,488	197,679
Other revenue	82	3,461	(3,379)	6,773	8,687	(1,914)
Total revenues	172,978	164,848	8,130	564,049	317,994	246,055

Expenses
Cost of sales	55,398	64,855	(9,457)	217,190	64,855	152,335
Operating expenses	13,944	10,533	3,411	28,610	72,135	(43,525)
Acquisition and transaction expenses	2,329	247	2,082	4,960	624	4,336
Depreciation and amortization	41,141	32,728	8,413	114,994	109,147	5,847
Asset impairment	—	4,495	(4,495)	1,220	128,171	(126,951)
Total expenses	112,812	112,858	(46)	366,974	374,932	(7,958)

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(108)	(45)	(63)	(242)	753	(995)
Gain on sale of assets, net	—	—	—	—	61,371	(61,371)
Other income	444	42	402	860	245	615
Total other income (expense)	336	(3)	339	618	62,369	(61,751)
Income before income taxes	60,502	51,987	8,515	197,693	5,431	192,262
Provision for income taxes	2,332	926	1,406	4,414	2,116	2,298
Net income	58,170	51,061	7,109	193,279	3,315	189,964
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders from continuing operations	$58,170	$51,061	$7,109	$193,279	$3,315	$189,964

The following table sets forth a reconciliation of net income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net income attributable to shareholders from continuing operations	$58,170	$51,061	$7,109	$193,279	$3,315	$189,964
Add: Provision for income taxes	2,332	926	1,406	4,414	2,116	2,298
Add: Equity-based compensation expense	105	—	105	232	—	232
Add: Acquisition and transaction expenses	2,329	247	2,082	4,960	624	4,336
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	4,495	(4,495)	1,220	128,171	(126,951)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	56,562	39,204	17,358	148,679	139,440	9,239
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(45)	16	(61)	(53)	875	(928)
Less: Equity in losses (earnings) of unconsolidated entities	108	45	63	242	(753)	995
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$119,561	$95,994	$23,567	$352,973	$273,788	$79,185
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) depreciation expense of $41,141 and $32,728, (ii) lease intangible amortization of $3,726 and $3,291 and (iii) amortization for lease incentives of $11,695 and $3,185, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) depreciation expense of $114,994 and $109,147, (ii) lease intangible amortization of $11,325 and $10,259 and (iii) amortization for lease incentives of $22,360 and $20,034, respectively.
(2) Includes the following items for the three months ended September 30, 2023 and 2022: (i) net loss of $108 and $45 and (ii) depreciation and amortization of $63 and $61, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) net (loss) income of $(242) and $753 and (ii) depreciation and amortization of $189 and $122, respectively.
Revenues
Comparison of the three months ended September 30, 2023 and 2022
Total revenue increased $8.1 million driven by an increase in Maintenance revenue, partially offset by a decrease in Asset sales revenue, Lease income and Other revenue.
•Maintenance revenue increased $28.4 million primarily due to the recognition of maintenance deposits due to the early redelivery of four aircraft, an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation.
•Asset sales revenue decreased $12.5 million primarily due to a decrease in the sale of commercial aircraft and engines.
•Lease income decreased $4.4 million primarily due to an increase in the number of aircraft and engines redelivered, partially offset by additional aircraft and engines placed on lease.
•Other revenue decreased $3.4 million primarily due to lower end-of-lease redelivery compensation.
Comparison of the nine months ended September 30, 2023 and 2022
Total revenue increased $246.1 million driven by an increase in Asset sales revenue, Maintenance revenue and Lease income, partially offset by Other revenue.
•Asset sales revenue increased $197.7 million primarily due to an increase in the sale of commercial aircraft and engines. See above discussion regarding presentation of asset sales.
•Lease income increased $21.3 million primarily due to an increase in the number of aircraft and engines placed on lease.
•Maintenance revenue increased $29.0 million primarily due to the recognition of maintenance deposits due to the early redelivery of four aircraft, an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation.

•Other revenue decreased $1.9 million primarily due to a decrease in end-of-lease redelivery compensation.
Expenses
Comparison of the three months ended September 30, 2023 and 2022
Total expenses decreased $0.1 million primarily driven by a decrease in Cost of sales and Asset impairment, partially offset by an increase in Depreciation and amortization, Operating expenses and Acquisition and transaction expenses.
•Cost of sales decreased $9.5 million primarily as a result of a decrease in the sale of commercial aircraft and engines.
•Asset impairment decreased $4.5 million primarily due to the adjustment of the carrying value of leasing equipment to fair value in 2022.
•Depreciation and amortization expense increased $8.4 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Operating expenses increased $3.4 million driven by an increase in provision for credit losses, partially offset by a decrease in insurance expense, shipping and storage fees and other operating expenses.
•Acquisition and transaction expenses increased $2.1 million driven by higher compensation and related costs associated with the acquisition of aviation leasing equipment.
Comparison of the nine months ended September 30, 2023 and 2022
Total expenses decreased $8.0 million primarily driven by a decrease in Asset impairment and Operating expenses, partially offset by an increase in Cost of sales.
•Asset impairment decreased $127.0 million primarily due to the write down in 2022 of aircraft and engines located in Ukraine and Russia that may not be recoverable. See Note 4 to the consolidated financial statements for additional information.
•Operating expenses decreased $43.5 million primarily as a result of decreases in provision for credit losses and other expenses as a result of the sanctions imposed on Russian airlines in 2022.
•Cost of sales increased $152.3 million as a result of an increase in assets sales and the gross presentation of Asset sales revenues and related costs of sales as described above.
•Depreciation and amortization expense increased $5.8 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Acquisition and transaction expenses increased $4.3 million driven by higher compensation and related costs associated with the acquisition of aviation leasing equipment.
Other income (expense)
Total other income increased $0.3 million during the three months ended September 30, 2023 primarily due to an increase of $0.4 million in interest income.
Total other income decreased $61.8 million during the nine months ended September 30, 2023 primarily due to a decrease of $61.4 million in Gain on sale of assets, net in 2022 due to the change in presentation of asset sales.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $23.6 million and $79.2 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.

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

The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Aerospace products revenue	$107,085	$53,401	$53,684	$260,273	$94,211	$166,062

Expenses
Cost of sales	61,309	31,093	30,216	149,719	55,284	94,435
Operating expenses	5,947	3,491	2,456	12,838	8,094	4,744
Acquisition and transaction expenses	110	15	95	1,137	15	1,122
Depreciation and amortization	115	77	38	298	178	120
Total expenses	67,481	34,676	32,805	163,992	63,571	100,421

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	154	(313)	467	(1,427)	(878)	(549)
Gain on sale of assets, net	—	—	—	—	18,562	(18,562)
Total other income (expense)	154	(313)	467	(1,427)	17,684	(19,111)
Income before income taxes	39,758	18,412	21,346	94,854	48,324	46,530
Provision for income taxes	1,131	2,586	(1,455)	2,631	5,055	(2,424)
Net income	38,627	15,826	22,801	92,223	43,269	48,954
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to shareholders from continuing operations	$38,627	$15,826	$22,801	$92,223	$43,269	$48,954

The following table sets forth a reconciliation of net income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net income attributable to shareholders from continuing operations	$38,627	$15,826	$22,801	$92,223	$43,269	$48,954
Add: Provision for income taxes	1,131	2,586	(1,455)	2,631	5,055	(2,424)
Add: Equity-based compensation expense	70	—	70	155	—	155
Add: Acquisition and transaction expenses	110	15	95	1,137	15	1,122
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	115	77	38	298	178	120
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	687	(257)	944	149	(710)	859
Less: Equity in (earnings) losses of unconsolidated entities	(154)	313	(467)	1,427	878	549
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$40,586	$18,560	$22,026	$98,020	$48,685	$49,335
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) net income (loss) of $154 and $(313), (ii) depreciation and amortization expense of $304 and $56 and (iii) acquisition and transaction expense of $229 and $0, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) net losses of $1,427 and $878, (ii) depreciation and amortization expense of $1,013 and $168 and (iii) acquisition and transaction expense of $563 and $0, respectively.
Revenues
Total Aerospace products revenue increased $53.7 million and $166.1 million during the three and nine months ended September 30, 2023 primarily driven by an increase in sales relating to the CFM56-7B and CFM56-5B engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023.
Expenses
Total expenses increased $32.8 million primarily due to an increase in Cost of sales and Operating expenses during the three months ended September 30, 2023.
•Cost of sales increased $30.2 million as a result of an increase in Aerospace product sales.
•Operating expenses increased $2.5 million primarily due to an increase in commission expenses due to the increase in sales from the used material program.
Total expenses increased $100.4 million primarily due to an increase in Cost of sales and Operating expenses during the nine months ended September 30, 2023.
•Cost of sales increased $94.4 million primarily as a result of an increase in Aerospace products sales and the gross presentation described above.
•Operating expenses increased $4.7 million primarily due to an increase in commission expenses due to the increase in sales from the used material program.
Other income (expense)
Total other income increased $0.5 million primarily due to an increase of in our proportionate share on unconsolidated entities’ net income during the three months ended September 30, 2023.
Total other income decreased $19.1 million primarily due to a decrease of $18.6 million in Gain on sale of assets, net and an increase of $0.5 million in our proportionate share of unconsolidated entities’ net loss during the nine months ended September 30, 2023. See above discussion regarding presentation of asset sales.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $22.0 million and $49.3 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$9,641	$9,806	$(165)	$28,163	$17,515	$10,648
Other revenue	1,392	2,310	(918)	5,674	4,400	1,274
Total revenues	11,033	12,116	(1,083)	33,837	21,915	11,922

Expenses
Operating expenses	13,996	13,369	627	39,770	27,968	11,802
General and administrative	3,015	3,354	(339)	10,270	11,821	(1,551)
Acquisition and transaction expenses	1,822	2,586	(764)	4,098	7,701	(3,603)
Management fees and incentive allocation to affiliate	4,577	4	4,573	13,137	4	13,133
Depreciation and amortization	2,703	2,048	655	8,107	6,136	1,971
Interest expense	40,185	40,171	14	117,976	132,197	(14,221)
Total expenses	66,298	61,532	4,766	193,358	185,827	7,531

Other income (expense)
Loss on extinguishment of debt	—	(19,861)	19,861	—	(19,861)	19,861
Other income (expense)	17	(1,080)	1,097	17	(37)	54
Total other income (expense)	17	(20,941)	20,958	17	(19,898)	19,915
Loss before income taxes	(55,248)	(70,357)	15,109	(159,504)	(183,810)	24,306
Provision for income taxes	242	677	(435)	541	186	355
Net loss	(55,490)	(71,034)	15,544	(160,045)	(183,996)	23,951
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Less: Dividends on preferred shares	8,334	6,791	1,543	23,460	20,373	3,087
Net loss attributable to shareholders from continuing operations	$(63,824)	$(77,825)	$14,001	$(183,505)	$(204,369)	$20,864

The following table sets forth a reconciliation of net loss attributable to shareholders from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to shareholders from continuing operations	$(63,824)	$(77,825)	$14,001	$(183,505)	$(204,369)	$20,864
Add: Provision for income taxes	242	677	(435)	541	186	355
Add: Equity-based compensation expense	335	—	335	741	—	741
Add: Acquisition and transaction expenses	1,822	2,586	(764)	4,098	7,701	(3,603)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	19,861	(19,861)	—	19,861	(19,861)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	4,274	—	4,274	12,540	—	12,540
Add: Depreciation and amortization expense	2,703	2,048	655	8,107	6,136	1,971
Add: Interest expense and dividends on preferred shares	48,519	46,962	1,557	141,436	152,570	(11,134)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(5,929)	$(5,691)	$(238)	$(16,042)	$(17,915)	$1,873
Revenues
Total revenues decreased $1.1 million during the three months ended September 30, 2023 primarily due to a crane repair on one of our vessels. Total revenues increased $11.9 million during the nine months ended September 30, 2023 primarily due to an increase in the Offshore Energy business driven by increased number of days on-hire for one of our vessels.
Expenses
Comparison of the three months ended September 30, 2023 and 2022
Total expenses increased $4.8 million primarily due to higher Management fees and incentive allocation to affiliate.
•Management fees and incentive allocation to affiliate increased $4.6 million primarily due to an increase in incentive fee due to the Manager.
Comparison of the nine months ended September 30, 2023 and 2022
Total expenses increased $7.5 million primarily due to higher Management fees and incentive allocation to affiliate, partially offset by lower Interest expense and Acquisition and transaction expenses.
•Management fees and incentive allocation to affiliate increased $13.1 million primarily due to an increase in incentive fee due to the Manager.
•Operating expenses increased $11.8 million which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel as well as increased number of days on-hire.
•Interest expense decreased $14.2 million, which reflects a decrease in the average outstanding debt of approximately $349.5 million due to decreases in (i) the 2021 Bridge Loans of $237.7 million and (ii) the Senior Notes due 2025 of $155.2 million, which were partially redeemed in August 2022, partially offset by an increase in (iii) the Revolving Credit Facility of $43.8 million.
•Acquisition and transaction expense decreased $3.6 million primarily due to lower professional fees related to strategic transactions.

Other income (expense)
Total other expense decreased $21.0 million and $19.9 million during the three and nine months ended September 30, 2023 which primarily reflects a Loss on extinguishment of debt of $19.9 million recognized during 2022 related to the pay-down of the 2021 Bridge Loan issued in December 2021 and February 2022 and the partial redemption of the Senior Notes due 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.2 million and increased $1.9 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $562.8 million and $545.7 million during the nine months ended September 30, 2023 and 2022, respectively.
•Dividends to shareholders and holders of eligible participating securities were $113.2 million and $119.0 million during the nine months ended September 30, 2023 and 2022, respectively.
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
•Cash flows provided by operating activities, plus the principal collections on finance leases and maintenance reserve collections were $143.1 million and $18.5 million during the nine months ended September 30, 2023 and 2022, respectively.
•During the nine months ended September 30, 2023, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $430.0 million and $330.0 million, respectively. During the nine months ended September 30, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million (ii) Revolving Credit Facility of $255.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of (i) $444.5 million relating to the Revolving Credit Facility, (ii) $340.0 million related to the 2021 Bridge Loans and (iii) $200.0 million related to the Senior Notes due 2025.
•Proceeds from the sale of assets were $366.1 million and $267.4 million during the nine months ended September 30, 2023 and 2022, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs were $61.7 million and $0.0 million during the nine months ended September 30, 2023 and 2022, respectively.
We are currently evaluating several potential transactions and related financings, including, but not limited to, certain additional debt and equity financings, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction or related financing.

Historical Cash Flow
Comparison of the nine months ended September 30, 2023 and 2022
The following table compares the historical cash flow from continuing and discontinued operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flow Data:
Net cash provided by (used in) operating activities	$116,766	$(21,299)
Net cash used in investing activities	(191,092)	(268,367)
Net cash provided by (used in) financing activities	74,140	(77,653)
Net cash provided by operating activities increased $138.1 million, which primarily reflects (i) an increase in Net income of $364.3 million and (ii) Changes in working capital of $63.9 million, partially offset by certain adjustments to reconcile net income to Cash provided by operating activities including, (iii) Asset impairment of $127.0 million, (iv) Provision for credit losses of $40.6 million, (v) Equity in losses of unconsolidated entities of $45.1 million, (vi) Depreciation and amortization of $32.4 million, (vii) Loss on extinguishment of debt of $19.9 million, and (viii) amortization of deferred financing costs of $10.7 million.
Net cash used in investing activities decreased $77.3 million, primarily due to (i) a decrease in Acquisitions of property, plant and equipment of $134.8 million, (ii) higher Proceeds from the sale of leasing equipment of $104.0 million and partially offset by (iii) an increase in Acquisitions of leasing equipment of $146.3 million and (iv) an increase in Investment in unconsolidated entities of $12.2 million.
Net cash provided by financing activities increased $151.8 million, primarily due to (i) an decrease in Repayments of debt of $654.5 million partially offset by (ii) a decrease in Dividend from spin-off of FTAI Infrastructure, net of cash transferred of $500.6 million.
We also have current availability for borrowing of up to $50.0 million.
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
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2023, we had outstanding principal and interest payment obligations of $2.3 billion and $0.5 billion, respectively, of which only interest payments of $164.2 million are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of September 30, 2023, we had outstanding operating and finance lease obligations of $2.3 million, of which $0.9 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $119.7 million and $30.3 million on our ordinary shares and preferred shares, respectively.
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
As of September 30, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $2.5 million or a decrease of approximately $2.5 million in interest expense over the next 12 months.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of September 30, 2023, rights relating to 616,177 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
Although we currently intend to pay regular quarterly dividends to holders of our ordinary shares, we may change our dividend policy at any time. Our net cash provided by operating activities has been less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our ordinary shares are at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our indirect intermediate holding company subsidiary FTAI LLC is currently, and may in the future be, subject to certain covenants included in its financing agreements that limit its ability to make distributions to us. In addition, our existing indebtedness does, and our future indebtedness may, limit our ability to pay dividends on our ordinary and preferred shares. Moreover, pursuant to the Services and Profit Sharing Agreement, Master GP is entitled to receive incentive payments before any amounts are distributed by us based both on our consolidated net income and capital gains income in each fiscal quarter and for each fiscal year, respectively. Furthermore, the terms of our preferred shares generally prevent us from declaring or paying dividends on or repurchasing our ordinary shares or other junior capital unless all accrued distributions on such preferred shares have been paid in full.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	3.2	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.3	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.4	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.5	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	3.6	Form of Certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.7	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.8	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.9	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	4.1	Indenture, dated September 18, 2018, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.1).
	4.3	First Supplemental Indenture, dated May 21, 2019, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	2025 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.6	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed April 12, 2021).
	4.7	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.6).
	4.8	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.9	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.10	Indenture, dated July 28, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.11	Form of global note representing the Company’s 9.75% senior unsecured notes due 2027 (included in Exhibit 4.10).
	4.12	2027 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.13	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.14	Description of Securities Registered under Section 12 of the Exchange Act.
†	10.1	Management and Advisory Agreement, dated as of July 31, 2022, between the Company, FTAI Aviation Ltd., the Subsidiaries that are party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	10.2	Services and Profit Sharing Agreement, dated November 10, 2022, by and among FTAI Aviation Holdco Ltd., the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.3	Amended and Restated Registration Rights Agreement, dated November 10, 2022, by and among FTAI Aviation Ltd., the Company, Fortress Worldwide Transportation and Infrastructure Master GP LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.4	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023.

	Exhibit No.	Description
†	10.5	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.7	Form of Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
	10.8	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.9	Second Amended and Restated Credit Agreement, dated as of September 20, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 21, 2022).
	10.10	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 22, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed February 27, 2023).
	10.11	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 10, 2023, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	October 26, 2023
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	October 26, 2023
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer