Form 10-K
period 2023-12-31
FTAI Aviation Ltd.
filed 2024-02-26
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting ordinary equity of FTAI Aviation Ltd. held by non-affiliates as of the close of business as of June 30, 2023 was approximately $3.1 billion.
There were 100,245,905 ordinary shares outstanding at February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2024 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•effects of the pending acquisition of SoftBank Group Corp’s equity in Fortress Investment Group LLC (“Fortress”) by certain members of management of Fortress and Mubadala Capital;
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
We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, which has a dedicated team of experienced professionals focused on the acquisition of transportation and infrastructure assets since 2002. On May 22, 2023, Fortress and Mubadala Investment Company, through its wholly owned asset management subsidiary Mubadala Capital (“Mubadala”), announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank Group Corp. (“SoftBank”). After the closing of the transaction, Fortress will continue to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.
We own and acquire high quality aviation equipment that is essential for the transportation of goods and people globally. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2023, we had total consolidated assets of $3.0 billion and total equity of $175.9 million.
As of December 31, 2023, our operations consisted of Aviation Leasing and Aerospace Products. Our Aviation Leasing business acquires assets that are designed to carry cargo or people. Aviation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and include structural protections to mitigate credit risk. Our Aerospace Products business develops and manufactures through a joint venture, and repairs and sells, through our maintenance facility and exclusivity arrangements, aftermarket components for aircraft engines.
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
Please refer to Note 12 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for further details regarding our Management Agreement and Services and Profit Sharing Agreement.

Our Portfolio
We own and acquire high quality aviation and offshore energy equipment that is essential for the transportation of goods and people globally. We currently invest across two market sectors: aviation leasing and aerospace products. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation.
Aviation Leasing
As of December 31, 2023, in our Aviation Leasing segment, we own and manage 363 aviation assets, consisting of 96 commercial aircraft and 267 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2023, 76 of our commercial aircraft and 175 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 77% utilized during the three months ended December 31, 2023, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 47 months, and our engines currently on-lease have an average remaining lease term of 16 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2023	8	98	106
Purchases	—	40	40
Sales	(2)	(11)	(13)
Transfers	(1)	(36)	(37)
Assets at December 31, 2023	5	91	96

Engines
Assets at January 1, 2023	40	184	224
Purchases	7	94	101
Sales	(17)	(24)	(41)
Transfers	2	(19)	(17)
Assets at December 31, 2023	32	235	267
Aerospace Products
The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through our maintenance facility and exclusivity arrangements, aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. Our engine and module sales are facilitated through The Module Factory, a dedicated commercial maintenance program, designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines, performed by a third party. Used serviceable material is sold through our exclusive partnership with AAR Corp, who is responsible for the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.
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
Customers
Our customers primarily consist of global operators of transportation networks and global industrial companies, including airlines and offshore energy service providers. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the aviation and offshore energy sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2023, no customer accounted for more than 10% of our revenue or total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to re-lease assets at similar terms following the loss of any such customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As of December 31, 2023, we also have approximately 170 employees at certain subsidiaries across our business segments. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources in building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
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
Economic, civil, military and political uncertainty exists and may increase in regions where we operate and derive our revenue. Various countries in which we operate are experiencing and may continue to experience military action and civil and political unrest. We have assets in the emerging market economies of Eastern Europe, including some assets in Russia. In late February 2022, Russian military forces launched significant military action against Ukraine. The conflict remains ongoing and sustained conflict and disruption in the region is likely. The impact to Russia and Ukraine, as well as actions taken by other countries, including new and stricter export controls and sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, could have a material adverse effect on our business and delay or prevent us from accessing certain of our assets. We are actively monitoring the security of our remaining assets in the region.
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
The agreements governing our indebtedness, including, but not limited to, the indentures governing our senior unsecured notes due 2025, 2027, 2028 and 2030 (“Senior Notes”) and the second amended and restated revolving credit facility entered into on September 20, 2022, as amended by Amendment No. 1, dated as of November 22, 2022 (the “Revolving Credit Facility”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
Projects in the aerospace products and services sector are exposed to unplanned interruptions caused by breakdown or failure of equipment, aging infrastructure, employee error or contractor or subcontractor failure, limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements, fuel supply or fuel transportation reductions or interruptions, labor or legal disputes, difficulties with the implementation or operation of information systems, power outages, pipeline or electricity line ruptures, catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires, or other disasters. Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, no assurance can be given that the occurrence of any such event will not materially adversely affect us.

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
On May 22, 2023, Fortress and Mubadala announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank. While Fortress’s senior investment professionals are expected to remain at Fortress, including those individuals who perform services for us, there can be no assurance that the transaction will not have an adverse impact on us or our relationship with our Manager.
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
We or our subsidiaries may become subject to increased and/or unanticipated tax liabilities that may have a material adverse effect on our results of operations.
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently face or otherwise anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement among over 140 countries delineating an implementation plan, on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax, on December 15, 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and on February 2, 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 signatory jurisdictions. Numerous countries, including European Union member states, have enacted or are expected to enact minimum tax legislation to be effective as early as January 1, 2024, with additional elements of the minimum tax expected to be effective on or after January 1, 2025. Additionally, On December 27, 2023, Bermuda enacted a corporate tax regime with a 15% rate (the “Bermuda CIT”) and with requirements similar to those of the OECD’s minimum tax proposal. The Bermuda CIT will be effective for tax years beginning on or after January 1, 2025 (see footnote 11 to our consolidated financial statements entitled “Income Taxes” included elsewhere in this Annual Report). As a result of these developments, the tax laws of certain countries in which we and our affiliates do business are expected to change (and could change on a retroactive basis) and certain of such changes are expected to increase our liabilities for taxes (and possibly interest and penalties) and therefore could harm our business, cash flows, results of operations and financial position. In addition, a portion of certain of our or our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of December 31, 2023, rights relating to 616,177 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s cybersecurity is overseen by the Chief Executive Officer, who receives reports directly from other officers and individuals who perform services for the Company, including, but not limited to, the Manager’s Information Security Steering Committee (“ISSC”), employing a risk-based methodology designed to safeguard the security, confidentiality, integrity, and availability of its information. The ISSC is tasked with developing an effective cyber strategy, establishing policies, and managing cyber risks within the organization. The Manager’s Chief Financial Officer and General Counsel, along with the Chief Operating Officer, Chief Human Resources Officer, Chief Compliance Officer, Chief Technology Officer, Chief Information Security Officer and Chief of Intelligence collaborate with the Company’s Chief Financial Officer to formulate, implement, and enforce these policies. They help ensure that the ISSC considers best practices in its decision-making, and convenes quarterly or as needed to assess cybersecurity issues and supervise matters related to information security, fraud, vendors, data protection, and privacy risks.
To help identify and assess risks, we and our Manager engage third-party advisors, leveraging standards such as the National Institute of Standards and Technology security framework (“NIST”). The results of these assessments inform the development of cybersecurity controls and risk mitigation strategies, which are then implemented throughout the Company.
We have taken proactive measures intended to minimize the likelihood of successful cyberattacks, including the establishment of incident response procedures designed to address potential cyber threats that may arise. These response procedures are structured with the aim to identify, analyze, contain, and remediate any cyber incidents that occur. We also have risk management processes to oversee and help identify risks from cybersecurity threats associated with our use of third-party providers.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “A cyberattack that bypasses our information technology (“IT”), security systems or the IT security systems of our third-party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
Governance
Material risks are identified and prioritized by management, and material risks are discussed periodically or as needed with the Board of Directors. The Board of Directors regularly reviews information regarding the Company’s credit, liquidity and operations, including risks and contingencies associated with each area, including cybersecurity. In addition to the formal compliance program, the Board of Directors encourages management to promote a corporate culture that incorporates risk management into the Company’s corporate strategy and day-to-day business operations.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, New York, NY 10105. We also lease office space from an affiliate of our Manager in Ireland and Dubai. Additionally, our aviation leasing business and offshore energy business lease office space in New York, Florida, Wales and Singapore, respectively, and we own and/or lease maintenance facilities in Florida and Canada for our aerospace products business. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares are listed on The Nasdaq Global Select Market under the ticker symbol “FTAI”. As of February 22, 2024, there were approximately 14 record holders of our ordinary shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
On February 22, 2024, our Board of Directors declared a cash dividend on our ordinary shares of $0.30 per share for the quarter ended December 31, 2023, payable on March 20, 2024 to the holders of record on March 8, 2024.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with our IPO, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) referred to then as the Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan, which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. On November 10, 2022, in connection with the Merger, the Incentive Plan was assumed by FTAI Aviation Ltd. and renamed the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, and on February 23, 2023, the Incentive Plan was amended to provide for the ability to award equity compensation awards in the form of restricted stock units in addition to the other forms of award described above. As of December 31, 2023, the Incentive Plan provides for the issuance of up to 29.8 million shares.

Performance Graph
The following graph compares the cumulative total return for our ordinary shares (share price change plus reinvested dividends) with the comparable return of three indices: S&P Mid Cap 400, Russell 2000, and Dow Jones US Transportation Services. The graph assumes an investment of $100 in our ordinary shares and in each of the indices on December 31, 2018, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among FTAI Aviation Ltd., the S&P Midcap 400 Index, the Russell 2000 Index and the Dow Jones US Transportation Services Index

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
Index Value
12/18
12/19
12/20
12/21
12/22
12/23
FTAI Aviation Ltd.
S&P Midcap 400
Russell 2000
Dow Jones US Transportation Services

*$100 each invested on December 31, 2018 in stock and index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)	December 31,
Index	2018	2019	2020	2021	2022	2023
FTAI Aviation Ltd.	$100.00	$149.92	$204.40	$266.34	$198.57	$559.43
S&P Midcap 400	100.00	126.20	143.44	178.95	155.58	181.15
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Dow Jones US Transportation Services	100.00	135.60	162.47	243.23	148.16	194.36

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
A discussion of our cash flows for 2022 compared to 2021 is included in our Annual Report on Form 10-K for the year ended December 31, 2022, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through our maintenance facility and exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation assets since 2002. As of December 31, 2023, we had total consolidated assets of $3.0 billion and total equity of $175.9 million.
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits for the year ended December 31, 2022, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of December 31, 2023, eight aircraft and seventeen engines were still located in Russia.
Our lessees are required to provide insurance coverage with respect to leased aircraft and engines, and we are named as insureds under those policies in the event of a total loss of an aircraft or engine. We also purchase insurance which provides us with coverage when our aircraft or engines are not subject to a lease or where a lessee’s policy fails to indemnify us. The insured value of the aircraft and engines that remain in Russia is approximately $210.7 million. We intend to pursue all our claims under these policies. However, the timing and amount of any recoveries under these policies are uncertain.
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
Spin-Off of FTAI Infrastructure Inc. (“FTAI Infrastructure”)
On August 1, 2022, Fortress Transportation and Infrastructure Investors LLC (“we”, “us”, “our”, “FTAI” or the “Company” pre-Merger, as defined below, and FTAI Aviation Ltd. post-Merger) effected a spin-off of the Company’s infrastructure business held by FTAI Infrastructure (a wholly-owned subsidiary of the Company) as a distribution of all of the shares owned by the Company of common stock of FTAI Infrastructure to the holders of the Company’s ordinary shares as of July 21, 2022.
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
Operating Segments
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops and manufactures through a joint venture, repairs and sells, through our maintenance facility and exclusivity arrangements, aircraft engines and aftermarket components for aircraft engines. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include product offerings for V2500 engines within the Aerospace Products segment. Prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting. See Note 2 for additional information.

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

The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Revenues
Lease income	$207,936	$179,314	$173,864	$28,622	$5,450
Maintenance revenue	191,347	148,846	128,819	42,501	20,027
Asset sales revenue	303,141	183,535	—	119,606	183,535
Aerospace products revenue	454,970	178,515	23,301	276,455	155,214
Other revenue	13,502	18,201	9,599	(4,699)	8,602
Total revenues	1,170,896	708,411	335,583	462,485	372,828

Expenses
Cost of sales	502,132	248,385	14,308	253,747	234,077
Operating expenses	110,163	132,264	59,615	(22,101)	72,649
General and administrative	13,700	14,164	13,448	(464)	716
Acquisition and transaction expenses	15,194	13,207	17,911	1,987	(4,704)
Management fees and incentive allocation to affiliate	18,037	3,562	684	14,475	2,878
Depreciation and amortization	169,877	152,917	147,740	16,960	5,177
Asset impairment	2,121	137,219	10,463	(135,098)	126,756
Interest expense	161,639	169,194	155,017	(7,555)	14,177
Total expenses	992,863	870,912	419,186	121,951	451,726

Other income (expense)
Equity in losses of unconsolidated entities	(1,606)	(369)	(1,403)	(1,237)	1,034
Gain on sale of assets, net	—	77,211	49,015	(77,211)	28,196
Loss on extinguishment of debt	—	(19,859)	(3,254)	19,859	(16,605)
Other income (expense)	7,590	207	(490)	7,383	697
Total other income	5,984	57,190	43,868	(51,206)	13,322
Income (loss) from continuing operations before income taxes	184,017	(105,311)	(39,735)	289,328	(65,576)
(Benefit from) provision for income taxes	(59,800)	5,300	3,126	(65,100)	2,174
Net income (loss) from continuing operations	243,817	(110,611)	(42,861)	354,428	(67,750)
Net loss from discontinued operations, net of income taxes	—	(101,416)	(87,845)	101,416	(13,571)
Net income (loss)	243,817	(212,027)	(130,706)	455,844	(81,321)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries:
Continuing operations	—	—	—	—	—
Discontinued operations	—	(18,817)	(26,472)	18,817	7,655
Less: Dividends on preferred shares	31,795	27,164	24,758	4,631	2,406
Net income (loss) attributable to shareholders	$212,022	$(220,374)	$(128,992)	$432,396	$(91,382)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders from continuing operations to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Net income (loss) attributable to shareholders from continuing operations	$212,022	$(137,775)	$(67,619)	$349,797	$(70,156)
Add: (Benefit from) provision for income taxes	(59,800)	5,300	3,126	(65,100)	2,174
Add: Equity-based compensation expense	1,638	—	—	1,638	—
Add: Acquisition and transaction expenses	15,194	13,207	17,911	1,987	(4,704)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	19,859	3,254	(19,859)	16,605
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	2,121	137,219	10,463	(135,098)	126,756
Add: Incentive allocations	17,116	3,489	—	13,627	3,489
Add: Depreciation & amortization expense (1)	213,641	190,031	175,718	23,610	14,313
Add: Interest expense and dividends on preferred shares	193,434	196,358	179,775	(2,924)	16,583
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	310	40	(1,203)	270	1,243
Less: Equity in losses of unconsolidated entities	1,606	369	1,403	1,237	(1,034)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$597,282	$428,097	$322,828	$169,185	$105,269
__________________________________________________

(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) depreciation and amortization expense of $169,877, $152,917 and $147,740, (ii) lease intangible amortization of $15,126, $13,913 and $4,993 and (iii) amortization for lease incentives of $28,638, $23,201 and $22,985, respectively.
(2) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) net loss of $1,606, $369 and $1,403, (ii) depreciation and amortization expense of $1,488, $409 and $200 and (iii) acquisition and transaction expense of $428, $0 and $0, respectively.
Revenues
Presentation of assets sales
During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Revenues in the Consolidated Statement of Operations beginning in the third quarter of 2022 and is accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations beginning in the third quarter of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain (loss) on sale of assets, net on the Consolidated Statement of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were included in Leasing equipment, net, on the Consolidated Balance Sheets.
Comparison of the years ended December 31, 2023 and 2022
Total revenues increased $462.5 million, primarily due to an increase in Aerospace Products revenue, Asset sales revenue, maintenance revenue and lease income.
Aerospace Products revenue increased $276.5 million driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023. See above discussion regarding presentation of asset sales.
Asset sales revenue increased $119.6 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment during 2023. See above discussion regarding presentation of asset sales.
Lease income increased $28.6 million primarily due to an increase in the number of aircraft and engines placed on lease during the year and an increase in the Offshore Energy business as one of our vessels was on-hire longer in 2023 compared to 2022 and at higher rates.
Maintenance revenue increased $42.5 million primarily due to the recognition of maintenance deposits due to the early redelivery of five aircraft, an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation.

Other revenue decreased $4.7 million primarily due to a decrease in end-of-lease redelivery compensation.
Expenses
Total expenses increased $122.0 million primarily due to higher (i) cost of sales, (ii) management fees and incentive allocation to affiliate and(iii) depreciation and amortization, partially offset by lower (iv) asset impairment, (v) operating expenses and (vi) interest expense.
Cost of sales increased $253.7 million primarily as a result of an increase in asset sales and Aerospace Product sales and the gross presentation of Asset sales revenue and Aerospace products revenues as described above.
Management fees and incentive allocation to affiliate increased $14.5 million primarily due to an increase in incentive fee due to the Manager driven by an increase in net income.
Depreciation and amortization increased $17.0 million primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Asset impairment decreased $135.1 million primarily due to the 2022 write down of aircraft and engines located in Russia and Ukraine that were deemed not recoverable. See Note 5 to the consolidated financial statements for additional information.
Operating expenses decreased $22.1 million primarily due to:
•an decrease of $43.4 million in the Aviation Leasing segment primarily as a result of decrease in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, shipping and storage fees and repairs and maintenance expenses, partially offset by increases in insurance expenses.
•an increase of $12.8 million in the Offshore Energy business which reflects increases in offshore crew expenses, project costs and other operating expenses as our vessels were on-hire longer in 2023 compared to 2022.
•an increase of $8.5 million in the Aerospace Products segment primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in shipping and storage fees as operations continued to ramp-up in 2023.
Interest expense decreased $7.6 million, which reflects a decrease in the average outstanding debt of approximately $183.8 million primarily due to decreases in (i) the 2021 Bridge Loans of $178.3 million and (ii) the Senior Notes due 2025 of $116.7 million, which were partially redeemed in August 2022, partially offset by increases in (iii) the Revolving Credit Facility of $28.7 million and (iv) the Senior Notes due 2030 of $82.8 million, which were issued in November 2023.
Other income (expense)
Total other income decreased $51.2 million primarily due to (i) a decrease of $77.2 million in Gain on sale of assets, net in the Aviation Leasing and Aerospace Products segments due to the change in presentation of asset sales described above, partially offset by (ii) Loss on extinguishment of debt of $19.9 million recognized during 2022 related to the pay-down of the 2021 Bridge Loan issued in December 2021 and February 2022 and the partial redemption of Senior Notes due 2025.
(Benefit from) provision for income taxes
The benefit from income taxes increased $65.1 million primarily due to the Company establishing a deferred tax asset of $72.2 million in connection with a tax law change in Bermuda, which was recorded as a benefit from income taxes during the fourth quarter of 2023. See Note 11 to the consolidated financial statements for additional information.
Net income (loss) from continuing operations
Net income from continuing operations increased $354.4 million primarily due to the changes noted above.
Net loss from discontinued operations
Net loss from discontinued operations decreased $101.4 million for the year ended December 31, 2023, compared to the prior year as these businesses have spun off and there is no corresponding activity in the current period.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $169.2 million primarily due to the changes noted above.
Comparison of the years ended December 31, 2022 and 2021
Total revenues increased $372.8 million, primarily due to an increase in Asset sales revenue, Aerospace Products revenue, maintenance revenue and other revenue.

Asset sales revenue increased $183.5 million primarily due to an increase in the sale of commercial aircraft and engines in our Aviation Leasing segment during 2022. See above discussion regarding presentation of asset sales.
Aerospace Products revenue increased $155.2 million driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations ramped up in 2022. See above discussion regarding presentation of asset sales.
Maintenance revenue increased $20.0 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft in the prior year and lower maintenance billings from early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines during the first quarter of 2022.
Other revenue increased $8.6 million primarily due to an increase in end-of lease redelivery compensation.
Lease income decreased $5.5 million primarily due to a $4.7 million decrease in the Aviation leasing segment driven by the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines during the first quarter of 2022. Basic lease revenues from our owned aircraft and engines leased to Russian airlines was approximately $39.8 million for the year ended December 31, 2021. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease during the year, and a $10.1 million increase in the Offshore Energy business as two of our vessels were on-hire longer in 2022 compared to 2021.
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
Asset impairment increased $126.8 million primarily due to the 2022 write down of aircraft and engines located in Russia and Ukraine that were deemed not recoverable. See Note 5 to the consolidated financial statements for additional information.
Operating expenses increased $72.6 million primarily due to:
•an increase of $48.5 million in the Aviation Leasing segment primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, and increases in insurance expense, shipping and storage fees, professional fees, and repairs and maintenance expenses.
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
Aviation Leasing Segment
As of December 31, 2023, in our Aviation Leasing segment, we own and manage 363 aviation assets, consisting of 96 commercial aircraft and 267 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2023, 76 of our commercial aircraft and 175 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 77% utilized during the three months ended December 31, 2023, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 47 months, and our engines currently on-lease have an average remaining lease term of 16 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2023	8	98	106
Purchases	—	40	40
Sales	(2)	(11)	(13)
Transfers	(1)	(36)	(37)
Assets at December 31, 2023	5	91	96

Engines
Assets at January 1, 2023	40	184	224
Purchases	7	94	101
Sales	(17)	(24)	(41)
Transfers	2	(19)	(17)
Assets at December 31, 2023	32	235	267

The following table presents our results of operations for our Aviation Leasing segment:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Revenues
Lease income	$179,704	$159,068	$163,733	$20,636	$(4,665)
Maintenance revenue	191,347	148,846	128,819	42,501	20,027
Asset sales revenue	303,141	183,535	—	119,606	183,535
Other revenue	7,419	11,499	5,569	(4,080)	5,930
Total revenues	681,611	502,948	298,121	178,663	204,827

Expenses
Cost of sales	221,852	138,904	—	82,948	138,904
Operating expenses	37,876	81,232	32,757	(43,356)	48,475
Acquisition and transaction expenses	7,150	1,923	982	5,227	941
Depreciation and amortization	158,354	144,258	139,678	14,096	4,580
Asset impairment	2,121	137,219	10,463	(135,098)	126,756
Total expenses	427,353	503,536	183,880	(76,183)	319,656

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(148)	740	—	(888)	740
Gain on sale of assets, net	—	59,048	28,631	(59,048)	30,417
Other income (expense)	1,300	246	(527)	1,054	773
Total other income	1,152	60,034	28,104	(58,882)	31,930
Income before income taxes	255,410	59,446	142,345	195,964	(82,899)
(Benefit from) provision for income taxes	(36,193)	2,502	2,073	(38,695)	429
Net income	291,603	56,944	140,272	234,659	(83,328)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Net income attributable to shareholders	$291,603	$56,944	$140,272	$234,659	$(83,328)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Net income attributable to shareholders	$291,603	$56,944	$140,272	$234,659	$(83,328)
Add: (Benefit from) provision for income taxes	(36,193)	2,502	2,073	(38,695)	429
Add: Equity-based compensation expense	337	—	—	337	—
Add: Acquisition and transaction expenses	7,150	1,923	982	5,227	941
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	2,121	137,219	10,463	(135,098)	126,756
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	202,118	181,372	167,656	20,746	13,716
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	104	925	—	(821)	925
Less: Equity in losses (earnings) of unconsolidated entities	148	(740)	—	888	(740)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$467,388	$380,145	$321,446	$87,243	$58,699
__________________________________________________
(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) depreciation expense of $158,354, $144,258 and $139,678, (ii) lease intangible amortization of $15,126, $13,913 and $4,993 and (iii) amortization for lease incentives of $28,638, $23,201 and $22,985, respectively.
(2) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) net (loss) income of $(148), $740 and $0 and (ii) depreciation and amortization of $252, $185 and $0, respectively.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $178.7 million driven by an increase in asset sales revenue, maintenance revenue and lease income, partially offset by a decrease in other revenue.
•Asset sales revenue increased $119.6 million primarily due to an increase in the sale of commercial aircraft and engines. See above discussion regarding presentation of asset sales.
•Maintenance revenue increased $42.5 million primarily due to the recognition of maintenance deposits due to the early redelivery of five aircraft, an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation.
•Lease income increased $20.6 million primarily due to an increase in the number of aircraft and engines placed on lease during the year, partially offset by an increase in the number of aircraft and engines redelivered.
•Other revenue decreased $4.1 million primarily due to a decrease in end-of-lease redelivery compensation.
Expenses
Total expenses decreased $76.2 million primarily driven by a decrease in asset impairment and operating expenses, partially offset by an increase in cost of sales, depreciation and amortization and acquisition and transaction expenses.

•Asset impairment decreased $135.1 million primarily due to the 2022 write down of aircraft and engines located in Russia and Ukraine that were deemed not recoverable. See Note 5 to the consolidated financial statements for additional information.
•Operating expenses decreased $43.4 million primarily as a result of decreases in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, shipping and storage fees and repairs and maintenance expenses, partially offset by an increase in insurance expense.
•Cost of sales increased $82.9 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related costs of sales as described above.
•Depreciation and amortization expense increased $14.1 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Acquisition and transaction expenses increased $5.2 million driven by higher compensation and related costs associated with the acquisition of aviation leasing equipment.
Other income (expense)
Total other income decreased $58.9 million primarily due to a decrease of $59.0 million in Gain on sale of assets, net due to the change in presentation of asset sales.
(Benefit from) provision for income taxes
The benefit from income taxes increased $38.7 million primarily due to the Company establishing a deferred tax asset of $46.6 million in connection with a tax law change in Bermuda, which was recorded as a benefit from income taxes during the fourth quarter of 2023. See Note 11 to the consolidated financial statements for additional information.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $87.2 million primarily due to the changes noted above.
Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $204.8 million driven by an increase in asset sales revenue, maintenance revenue and other revenue, partially offset by a decrease in lease income.
•Asset sales revenue increased $183.5 million primarily due to an increase in the sale of commercial aircraft and engines during 2022. See above discussion regarding presentation of asset sales.
•Maintenance revenue increased $20.0 million primarily due to an increase in the number of aircraft and engines placed on lease, higher aircraft and engine utilization and higher end-of-lease return compensation, partially offset by a decrease in the recognition of maintenance deposits due to the early redelivery of aircraft in the prior year and lower maintenance billings from the early termination of aircraft leases with Russian airlines as a result of the sanctions imposed on Russian airlines during the first quarter of 2022.
•Other revenue increased $5.9 million primarily due to an increase in end-of-lease redelivery compensation.
•Lease income decreased $4.7 million primarily due to the early termination of aircraft and engine leases as a result of the sanctions imposed on Russian airlines during the first quarter of 2022. Basic lease revenues from our owned aircraft and engines leased to Russian airlines was approximately $39.8 million for the year ended December 31, 2021. This decrease is partially offset by an increase in the number of aircraft and engines placed on lease during the year.
Expenses

Total expenses increased $319.7 million primarily driven by an increase in cost of sales, asset impairment, operating expenses and depreciation and amortization expense.
•Cost of sales increased $138.9 million primarily as a result of an increase in asset sales and the gross presentation of asset sales revenues and related costs of sales as described above.
•Asset impairment increased $126.8 million primarily due to the 2022 write down of aircraft and engines located in Russia and Ukraine that were deemed not recoverable. See Note 5 to the consolidated financial statements for additional information.
•Operating expenses increased $48.5 million primarily as a result of an increase in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, and increases in insurance expense, shipping and storage fees, professional fees, and repairs and maintenance expenses.
•Depreciation and amortization expense increased $4.6 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income (expense)
Total other income increased $31.9 million primarily due to an increase of $30.4 million in Gain on the sale of assets, net due to more opportunistic sales transactions.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $58.7 million primarily due to the changes noted above.
Aerospace Products Segment
The Aerospace Products segment develops and manufactures through a joint venture, repairs and sells, through our maintenance facility and exclusivity arrangements, aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. Our engine and module sales are facilitated through The Module Factory, a dedicated commercial maintenance program, designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines, performed by a third party. Used serviceable material is sold through our exclusive partnership with AAR Corp, who is responsible for the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool. In December 2023, we acquired the remaining interest in Quick Turn Engine Center LLC or “QuickTurn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. Refer to Note 4 “Acquisition of QuickTurn”, for additional information. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Aerospace products revenue	$454,970	$178,515	$23,301	$276,455	$155,214

Expenses
Cost of sales	280,280	109,481	14,308	170,799	95,173
Operating expenses	20,459	11,967	5,429	8,492	6,538
Acquisition and transaction expenses	1,722	243	—	1,479	243
Depreciation and amortization	661	258	66	403	192
Total expenses	303,122	121,949	19,803	181,173	102,146

Other income (expense)
Equity in losses of unconsolidated entities	(1,458)	(1,109)	(1,403)	(349)	294
Gain on sale of assets, net	—	18,163	20,384	(18,163)	(2,221)
Other income	5,347	—	—	5,347	—
Total other income	3,889	17,054	18,981	(13,165)	(1,927)
Income before income taxes	155,737	73,620	22,479	82,117	51,141
(Benefit from) provision for income taxes	(24,440)	2,961	1,135	(27,401)	1,826
Net income	180,177	70,659	21,344	109,518	49,315
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Net income attributable to shareholders	$180,177	$70,659	$21,344	$109,518	$49,315

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Net income attributable to shareholders	$180,177	$70,659	$21,344	$109,518	$49,315
Add: (Benefit from) provision for income taxes	(24,440)	2,961	1,135	(27,401)	1,826
Add: Equity-based compensation expense	225	—	—	225	—
Add: Acquisition and transaction expenses	1,722	243	—	1,479	243
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	661	258	66	403	192
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	206	(885)	(1,203)	1,091	318
Less: Equity in losses of unconsolidated entities	1,458	1,109	1,403	349	(294)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$160,009	$74,345	$22,745	$85,664	$51,600
__________________________________________________

(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) net loss of $1,458, $1,109 and $1,403 (ii) depreciation and amortization of $1,236, $224 and $200 and (iii) acquisition and transaction expense of $428, $0, $0, respectively.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total Aerospace Products revenue increased $276.5 million primarily driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2023. See above discussion regarding presentation of asset sales.
Expenses
Total expenses increased $181.2 million primarily due to an increase in costs of sales and operating expenses.
•Cost of sales increased $170.8 million primarily as a result of an increase in Aerospace Product sales and the gross presentation described above.
•Operating expenses increased $8.5 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in shipping and storage fees as operations continued to ramp-up in 2023.
Other income (expense)
Total other income decreased $13.2 million which primarily reflects a decrease of $18.2 million in Gain on sale of assets, net, partially offset by an increase of $5.3 million in gain on consolidation of investment in connection with the QuickTurn acquisition, and an increase of $0.3 million in our proportionate share of unconsolidated entities’ net loss. See above discussion regarding presentation of asset sales.
(Benefit from) provision for income taxes
The benefit from income taxes increased $27.4 million primarily due to the Company establishing a deferred tax asset of $25.6 million in connection with a tax law change in Bermuda, which was recorded as a benefit from income taxes during the fourth quarter of 2023. See Note 11 to the consolidated financial statements for additional information.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $85.7 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2022 and 2021
Revenues
Total Aerospace Products revenue increased $155.2 million primarily driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations ramped up in 2022. See above discussion regarding presentation of asset sales.
Expenses
Total expenses increased $102.1 million primarily due to an increase in costs of sales and operating expenses.
•Cost of sales increased $95.2 million primarily as a result of an increase in Aerospace Product sales and the gross presentation described above.
•Operating expenses increased $6.5 million primarily due to an increase in commission expenses due to the increase in sales from the used material program as well as an increase in professional fees and other operating expenses due to the ramp-up of Aerospace Products.
Other income (expense)
Total other income decreased $1.9 million, which primarily reflects a decrease of $2.2 million in Gain on sale of assets, net. See above discussion regarding presentation of asset sales.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $51.6 million primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Revenues
Lease income	$28,232	$20,246	$10,131	$7,986	$10,115
Other revenue	6,083	6,702	4,030	(619)	2,672
Total revenues	34,315	26,948	14,161	7,367	12,787

Expenses
Operating expenses	51,828	39,065	21,429	12,763	17,636
General and administrative	13,700	14,164	13,448	(464)	716
Acquisition and transaction expenses	6,322	11,041	16,929	(4,719)	(5,888)
Management fees and incentive allocation to affiliate	18,037	3,562	684	14,475	2,878
Depreciation and amortization	10,862	8,401	7,996	2,461	405
Interest expense	161,639	169,194	155,017	(7,555)	14,177
Total expenses	262,388	245,427	215,503	16,961	29,924

Other income (expense)
Loss on extinguishment of debt	—	(19,859)	(3,254)	19,859	(16,605)
Other income (expense)	943	(39)	37	982	(76)
Total other income (expense)	943	(19,898)	(3,217)	20,841	(16,681)
Loss before income taxes	(227,130)	(238,377)	(204,559)	11,247	(33,818)
Provision for (benefit from) income taxes	833	(163)	(82)	996	(81)
Net loss	(227,963)	(238,214)	(204,477)	10,251	(33,737)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Less: Dividends on preferred shares	31,795	27,164	24,758	4,631	2,406
Net loss attributable to shareholders from continuing operations	$(259,758)	$(265,378)	$(229,235)	$5,620	$(36,143)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs '22	'22 vs '21
Net loss attributable to shareholders from continuing operations	$(259,758)	$(265,378)	$(229,235)	$5,620	$(36,143)
Add: Provision for (benefit from) income taxes	833	(163)	(82)	996	(81)
Add: Equity-based compensation expense	1,076	—	—	1,076	—
Add: Acquisition and transaction expenses	6,322	11,041	16,929	(4,719)	(5,888)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	19,859	3,254	(19,859)	16,605
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	17,116	3,489	—	13,627	3,489
Add: Depreciation and amortization expense	10,862	8,401	7,996	2,461	405
Add: Interest expense and dividends on preferred shares	193,434	196,358	179,775	(2,924)	16,583
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(30,115)	$(26,393)	$(21,363)	$(3,722)	$(5,030)
Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $7.4 million primarily due to an increase in the Offshore Energy business, as one of our vessels was on-hire longer in 2023 compared to 2022, and at higher rates.
Expenses
Total expenses increased $17.0 million primarily due to higher management fees and incentive allocation to affiliate, operating expenses, depreciation and amortization, partially offset by lower interest expense and lower acquisition and transaction expenses.
•Management fees and incentive allocation to affiliate increased $14.5 million primarily due to an increase in incentive fee due to the Manager driven by an increase in net income.
•Operating expenses increased $12.8 million which reflects increases in offshore crew expenses, project costs and other operating expenses for one of our vessels driven by increased cost of operations based on the operating location of the vessel, as well as increased number of days on-hire. Additionally, repairs and maintenance expense increased due to repairs on one of our vessels.
•Depreciation and amortization increased $2.5 million primarily due to new assets being placed into service in the Offshore Energy business.
•Interest expense decreased $7.6 million, which reflects a decrease in the average outstanding debt of approximately $183.8 million primarily due to decreases in (i) the 2021 Bridge Loans of $178.3 million and (ii) the Senior Notes due 2025 of $116.7 million, which were partially redeemed in August 2022, partially offset by increases in (iii) the Revolving Credit Facility of $28.7 million and (iv) the Senior Notes due 2030 of $82.8 million, which were issued in November 2023.
•Acquisition and transaction expenses decreased $4.7 million primarily due to lower professional fees related to strategic transactions.
Other income (expense)
Total other expense decreased $20.8 million which primarily reflects $19.9 million decrease in loss on extinguishment of debt primarily related to the 2022 pay-down of the 2021 Bridge Loans and the partial redemption of the Senior Notes due 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.7 million primarily due to the changes noted above.
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
•Acquisition and transaction expenses decreased $5.9 million primarily due to a decrease in professional fees related to the Transtar acquisition in 2021.
Other income (expense)
Total other expense increased $16.7 million which primarily reflects a $16.6 million increase in loss on extinguishment of debt primarily related to the 2022 pay-down of the 2021 Bridge Loans and the partial redemption of the Senior Notes due 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $5.0 million primarily due to the changes noted above.
Transactions with Affiliates and Affiliated Entities
We are managed by the Manager, an affiliate of Fortress, pursuant to the Management Agreement which provides for us to bear obligations for management fees and expense reimbursements payable to the Manager. Our Management Agreement requires our Manager to manage our business affairs in conformity with a broad asset acquisition strategy adopted and monitored by our board of directors. From time to time, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates or other affiliates of Fortress, which may include, but are not limited to, certain financing arrangements, acquisition of assets, acquisition of debt obligations, debt, co-investments, and other assets that present an actual, potential or perceived conflict of interest. Please see Note 12 to our consolidated financial statements included elsewhere in this filing for more information.
Geographic Information
Please refer to Note 13 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers, for the years ended December 31, 2023, 2022 and 2021, as well as a report of our total property, plant and equipment as of December 31, 2023 and 2022.

Liquidity and Capital Resources
On November 21, 2023, we issued $500 million aggregate principal amount of 2030 Notes. We used a portion of the proceeds to repay $250 million of outstanding borrowings under the Revolving Credit Facility, and used the remaining proceeds for general corporate purposes, and the funding of acquisitions and investments.
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during various environments. This includes limiting discretionary spending across the organization and re-prioritizing our investments as necessary.
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our ordinary and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $861.5 million, $831.5 million and $1.5 billion during the years ended December 31, 2023, 2022, and 2021, respectively.
•Distributions to shareholders, including cash dividends, were $151.6 million, $155.6 million and $142.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $163.0 million, $29.4 million and $16.9 million during the years ended December 31, 2023, 2022, and 2021, respectively.
•During the year ended December 31, 2023, additional borrowings were obtained in connection with the (i) Revolving Credit Facility of $455.0 million and (ii) Senior Notes Due 2030 of $500.0 million. We made total principal repayments of $605.0 million relating to the Revolving Credit Facility.
During the year ended December 31, 2022, additional borrowings were obtained in connection with the (i) 2021 Bridge Loans of $239.5 million (ii) Revolving Credit Facility of $565.0 million and (iii) EB-5 Loan Agreement of $9.5 million. We made total principal repayments of (i) $604.5 million relating to the Revolving Credit Facility, (ii) $340.0 million related to the 2021 Bridge Loans and (iii) $200.0 million related to the Senior Notes due 2025.
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
•Proceeds from the sale of assets were $477.9 million, $414.2 million and $163.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.
•Proceeds from the issuance of ordinary shares, net of issuance costs were $323.1 million during the year ended December 31, 2021. There were no issuances of ordinary shares in 2023 or 2022.
•Proceeds from the issuance of preferred shares, net of underwriters discount and issuance costs, were $61.7 million and $101.2 million during the years ended December 31, 2023 and 2021, respectively. There were no issuances of preferred shares during the year ended December 31, 2022.
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
Historical Cash Flow
The following table presents our historical cash flow from both continuing and discontinued operations:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flow data:
Net cash used in operating activities	$128,982	$(20,657)	$(22,044)
Net cash used in investing activities	(373,349)	(411,253)	(1,286,958)
Net cash provided by financing activities	282,208	44,914	1,587,645
Comparison of the years ended December 31, 2023 and 2022
Net cash used in operating activities decreased $149.6 million, which primarily reflects (i) a decrease in our Net loss of $455.8 million and (ii) Changes in working capital of $52.8 million, partially offset by certain adjustments to reconcile net income to cash used in operating activities including decreases in (i) Asset impairment of $135.1 million, (ii) Equity in losses of unconsolidated entities of $45.4 million, (iii) Provision for credit losses of $41.4 million, (iv) Depreciation and amortization of $23.4 million, (v) Loss on extinguishment of debt of $19.9 million, and (vi) an increase in gain on sale of assets of $19.1 million.
Net cash used in investing activities decreased $37.9 million primarily due to (i) a decrease in Acquisition of property, plant and equipment of $138.0 million and (ii) higher Proceeds from the sale of leasing equipment of $68.9 million, partially offset by increases in (i) Acquisition of leasing equipment of $111.5 million, (ii) Acquisition of business, net of cash acquired, of $25.8 million, (iii) Purchase deposit for acquisitions of $17.3 million, and (iv) Investment of unconsolidated entities of $12.2 million.
Net cash provided by financing activities increased $237.3 million primarily due to (i) a decrease in Repayment of debt of $539.5 million, (ii) an increase in Proceeds from debt of $137.7 million and (iii) an increase in Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs of $61.7 million, partially offset by a decrease in the one-time Dividend from spin-off of FTAI Infrastructure, net of cash transferred of $500.6 million.

Cash Flows of Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. Cash used in operating activities from discontinued operations were $63.9 million, and $61.7 million for the years ended December 31, 2022 and 2021, respectively. Cash used in investing activities from discontinued operations were $136.3 million, and $828.7 million for the years ended December 31, 2022 and 2021, respectively.
The absence of cash flows from discontinued operations is not expected to adversely affect our liquidity or our ability to fund capital expenditures or working capital needs.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2023, we had outstanding principal and interest payment obligations of $2.6 billion and $728.6 million through the maturity date of the debt, respectively, of which only interest payments of $177.4 million are due in the next twelve months. See Note 8 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of December 31, 2023, we had outstanding operating and finance lease obligations of $2.0 million, of which, $0.9 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During 2023, we declared cash dividends of $119.8 million and $31.8 million on our ordinary shares and preferred shares, respectively.
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

Aerospace Products revenue—Aerospace Products revenue primarily consists of the transaction price related to the sale of repaired CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over the related asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. Shipping costs to deliver assets to customers are included in cost of sales. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
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
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Aviation tooling and equipment	3 - 6 years from date of purchase	Scrap value at end of useful life
Offshore energy vessels	25 years from date of manufacture	10% of new build cost
Buildings and improvements	40 to 50 years	Scrap value at end of useful life
Machinery and equipment	6 - 23 years	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	2 - 5 years from date of purchase	None
Land	N/A	N/A
Construction in progress	N/A	N/A
Other	5 - 7 years	N/A
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
As of December 31, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTAI Aviation Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

Recognition of Maintenance Revenue for Aircraft Leases
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes maintenance revenue for aircraft leases related to the portion of maintenance payments received from lessees that are not expected to be reimbursed for maintenance events. Revenue related to maintenance on leased aircraft is recorded as a component of maintenance revenue, which totaled $191.3 million on the Consolidated Statements of Operations for the year ended December 31, 2023.

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

To test maintenance revenue for aircraft leases, we performed audit procedures that included, among others, assessing the Company’s revenue recognition methodology and testing the MTBR assumption described above. For example, we compared the MTBR assumption to third-party estimates and assessed management’s retrospective review of timing of estimated maintenance events to actual results to assess the historical accuracy of the MTBR assumption and contrary evidence, if any. We performed testing on the impact, if any, on maintenance revenue recognized in the period due to changes in timing of maintenance events. We also involved our valuation specialists to assist in our evaluation of the appropriateness of the MTBR assumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 26, 2024

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2023	2022
Assets
Cash and cash equivalents	2	$90,756	$33,565
Restricted cash	2	150	19,500
Accounts receivable, net		115,156	99,443
Leasing equipment, net	5	2,032,413	1,913,553
Property, plant, and equipment, net		45,175	10,014
Investments	6	22,722	22,037
Intangible assets, net	7	50,590	41,955
Goodwill	4.	4,630	—
Inventory, net	2	316,637	163,676
Other assets	2	286,456	125,834
Total assets		$2,964,685	$2,429,577

Liabilities
Accounts payable and accrued liabilities		$112,907	$86,452
Debt, net	8	2,517,343	2,175,727
Maintenance deposits	2	65,387	78,686
Security deposits	2	41,065	32,842
Other liabilities		52,100	36,468
Total liabilities		$2,788,802	$2,410,175

Commitments and contingencies	15

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 100,245,905 and 99,716,621 shares issued and outstanding as of December 31, 2023 and 2022, respectively)		$1,002	$997
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 15,920,000 and 13,320,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively)		159	133
Additional paid in capital		255,973	343,350
Accumulated deficit		(81,785)	(325,602)
Shareholders' equity		175,349	18,878
Non-controlling interest in equity of consolidated subsidiaries		534	524
Total equity		$175,883	$19,402
Total liabilities and equity		$2,964,685	$2,429,577

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2023	2022	2021
Revenues
Lease Income		$207,936	$179,314	$173,864
Maintenance revenue		191,347	148,846	128,819
Asset sales revenue		303,141	183,535	—
Aerospace products revenue		454,970	178,515	23,301
Other revenue		13,502	18,201	9,599
Total revenues		1,170,896	708,411	335,583

Expenses
Cost of sales		502,132	248,385	14,308
Operating expenses		110,163	132,264	59,615
General and administrative		13,700	14,164	13,448
Acquisition and transaction expenses		15,194	13,207	17,911
Management fees and incentive allocation to affiliate	12	18,037	3,562	684
Depreciation and amortization	5, 7	169,877	152,917	147,740
Asset impairment		2,121	137,219	10,463
Interest expense		161,639	169,194	155,017
Total expenses		992,863	870,912	419,186

Other income (expense)
Equity in losses of unconsolidated entities	6	(1,606)	(369)	(1,403)
Gain on sale of assets, net		—	77,211	49,015
Loss on extinguishment of debt		—	(19,859)	(3,254)
Other income (expense)		7,590	207	(490)
Total other income		5,984	57,190	43,868
Income (loss) from continuing operations before income taxes		184,017	(105,311)	(39,735)
(Benefit from) provision for income taxes	11	(59,800)	5,300	3,126
Net income (loss) from continuing operations		243,817	(110,611)	(42,861)
Net loss from discontinued operations, net of income taxes	3	—	(101,416)	(87,845)
Net income (loss)		243,817	(212,027)	(130,706)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations		—	—	—
Discontinued operations	3	—	(18,817)	(26,472)
Less: Dividends on preferred shares		31,795	27,164	24,758
Net income (loss) attributable to shareholders		$212,022	$(220,374)	$(128,992)

Earnings (loss) per share:
Basic	14
Continuing operations		$2.12	$(1.39)	$(0.75)
Discontinued operations		$—	$(0.83)	$(0.68)
Diluted	14
Continuing operations		$2.11	$(1.39)	$(0.75)
Discontinued operations		$—	$(0.83)	$(0.68)
Weighted average shares outstanding:
Basic		99,908,214	99,421,008	89,922,088
Diluted		100,425,777	99,421,008	89,922,088
See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$243,817	$(212,027)	$(130,706)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1) in discontinued operations	—	(182,963)	(129,820)
Changes in pension and other employee benefit accounts in discontinued operations	—	—	(324)
Comprehensive income (loss)	243,817	(394,990)	(260,850)
Comprehensive income (loss) attributable to non-controlling interest:
Continuing operations	—	—	—
Discontinued operations	—	(18,817)	(26,472)
Comprehensive income (loss) attributable to shareholders	$243,817	$(376,173)	$(234,378)
__________________________________________________

(1) Net of deferred tax benefit of $0, $0 and $(2,187) for the years ended December 31, 2023, 2022 and 2021, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Ordinary Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$856	$91	$1,130,106	$(28,158)	$(26,237)	$22,663	$1,099,321
Net loss				(104,234)		(26,472)	(130,706)
Other comprehensive loss				—	(130,144)	—	(130,144)
Total comprehensive loss				(104,234)	(130,144)	(26,472)	(260,850)
Settlement of equity-based compensation						(421)	(421)
Issuance of ordinary shares	136		323,443				323,579
Dividends declared - ordinary shares			(118,009)				(118,009)
Issuance of preferred shares		42	101,158				101,200
Dividends declared - preferred shares			(24,758)				(24,758)
Equity-based compensation						4,038	4,038
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(193,210)		(18,817)	(212,027)
Other comprehensive loss				—	(182,963)	—	(182,963)
Total comprehensive loss				(193,210)	(182,963)	(18,817)	(394,990)
Spin-off of FTAI Infrastructure, Inc., net of distributions			(913,342)		339,344	12,817	(561,181)
Acquisition of consolidated subsidiary						3,054	3,054
Settlement of equity-based compensation						(148)	(148)
Contributions from non-controlling interest						1,187	1,187
Issuance of ordinary shares	5		399				404
Dividends declared - ordinary shares			(128,483)				(128,483)
Dividends declared - preferred shares			(27,164)				(27,164)
Equity-based compensation						2,623	2,623
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$—	$524	$19,402
Net income				243,817		—	243,817
Other comprehensive loss				—	—	—	—
Total comprehensive income				243,817	—	—	243,817
Contributions from non-controlling interest						10	10
Issuance of ordinary shares	5		924				929
Dividends declared - ordinary shares			(119,847)				(119,847)
Issuance of preferred shares		26	61,703				61,729
Dividends declared - preferred shares			(31,795)				(31,795)
Equity-based compensation			1,638			—	1,638
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$—	$534	$175,883
________________________________________________
(1) Common and Preferred Shares of Fortress Transportation and Infrastructure Investors LLC were exchanged for Ordinary and Preferred Shares of FTAI Aviation Ltd. when the Merger, as detailed in Note 1, was completed on November 10, 2022.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$243,817	$(212,027)	$(130,706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of unconsolidated entities	1,606	46,971	12,734
Gain on sale of assets, net	(160,742)	(141,677)	(49,031)
Security deposits and maintenance claims included in earnings	(40,535)	(41,845)	(39,067)
Loss on extinguishment of debt	—	19,859	3,254
Equity-based compensation	1,638	2,623	4,038
Depreciation and amortization	169,877	193,236	201,756
Asset impairment	2,121	137,219	10,463
Change in deferred income taxes	(63,626)	2,161	(2,057)
Change in fair value of non-hedge derivatives	—	(1,567)	(2,220)
Change in fair value of guarantees	(1,807)	—	—
Amortization of lease intangibles and incentives	43,764	37,135	27,978
Amortization of deferred financing costs	8,860	19,018	21,723
Provision for credit losses	6,583	47,975	12,953
Other	(6,646)	(1,010)	(440)
Change in:
Accounts receivable	(40,357)	(65,969)	(88,872)
Other assets	(5,627)	(23,037)	(30,789)
Inventory	(31,884)	(23,267)	—
Accounts payable and accrued liabilities	1,254	(19,599)	25,079
Management fees payable to affiliate	1,683	804	1,042
Other liabilities	(997)	2,340	118
Net cash provided by (used in) operating activities	128,982	(20,657)	(22,044)

Cash flows from investing activities:
Investment in unconsolidated entities	(19,500)	(7,344)	(54,655)
Principal collections on finance leases	3,638	2,227	7,387
Principal collections on notes receivable	4,875	—	—
Acquisition of business, net of cash acquired	(29,632)	(3,819)	(627,090)
Acquisition of leasing equipment	(749,780)	(638,329)	(572,624)
Acquisition of property, plant and equipment	(6,148)	(144,196)	(157,332)
Acquisition of lease intangibles	(20,964)	(31,127)	(24,017)
Investment in convertible promissory notes	—	—	(10,000)
Investment in promissory notes	(11,500)	—	—
Purchase deposit for acquisitions	(23,937)	(6,671)	(13,658)
Proceeds from sale of leasing equipment	477,886	408,937	158,927
Proceeds from sale of property, plant and equipment	—	5,289	4,494
Proceeds for deposit on sale of aircraft and engine	1,413	3,780	600
Return of purchase deposits	300	—	1,010
Net cash used in investing activities	$(373,349)	$(411,253)	$(1,286,958)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from debt	$951,665	$813,980	$2,894,127
Repayment of debt	(605,000)	(1,144,529)	(1,553,231)
Payment of deferred financing costs	(12,180)	(18,607)	(52,739)
Receipt of security deposits	9,927	3,882	8,770
Return of security deposits	(2,385)	(2,141)	(1,201)
Receipt of maintenance deposits	30,354	47,846	31,507
Release of maintenance deposits	(275)	(1,471)	(20,724)
Proceeds from issuance of ordinary shares, net of underwriter's discount	5	—	323,124
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	61,729	—	101,200
Capital contributions from non-controlling interests	10	1,187	—
Dividend from spin-off of FTAI Infrastructure, net of cash transferred	—	500,562	—
Settlement of equity-based compensation	—	(148)	(421)
Cash dividends - ordinary shares	(119,847)	(128,483)	(118,009)
Cash dividends - preferred shares	(31,795)	(27,164)	(24,758)
Net cash provided by financing activities	282,208	44,914	1,587,645

Net increase (decrease) in cash and cash equivalents and restricted cash	37,841	(386,996)	278,643
Cash and cash equivalents and restricted cash, beginning of period	53,065	440,061	161,418
Cash and cash equivalents and restricted cash, end of period	$90,906	$53,065	$440,061

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$150,622	$185,144	$142,200
Cash paid for taxes	1,393	3,279	402

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of leasing equipment	$(105,313)	(74,706)	(44,552)
Acquisition of property, plant and equipment	(699)	—	(581)
Transfers from leasing equipment	224,218	121,855	91,266
Security deposits, maintenance deposits, other assets and other liabilities settled in the sale of leasing equipment	24,116	18,385	400
Settled and assumed security deposits	823	(6,774)	(4,041)
Billed, assumed and settled maintenance deposits	(18,907)	(47,993)	(21,710)
Non-cash change in equity method investment	—	(182,963)	(129,907)
Conversion of interests in unconsolidated entities	—	(21,302)	—
Issuance of ordinary shares	924	399	455

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Aviation Ltd. (“we”, “us”, “our” or the “Company” and formerly “Fortress Transportation and Infrastructure Investors LLC”) is a Cayman Islands exempted company which through its subsidiaries owns, leases, and sells aviation equipment and also develops and manufactures, through a joint venture, and repairs and sells, through our maintenance facility and exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We have two reportable segments, (i) Aviation Leasing and (ii) Aerospace Products (see Note 13).
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
Restricted Cash—Restricted cash is $0.2 million and $19.5 million as of December 31, 2023 and 2022, respectively. The balance as of December 31, 2022 consisted of funds required for the Company’s investment in QuickTurn, as described in Note 4.
Inventory—We hold aircraft engine modules, spare parts and used material inventory for trading, repairs and to support operations. Inventory is carried at the lower of cost or net realizable value on our consolidated balance sheets.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Aviation tooling and equipment	3 - 6 years from date of purchase	Scrap value at end of useful life
Offshore energy vessels	25 years from date of manufacture	10% of new build cost
Buildings and improvements	40 to 50 years	Scrap value at end of useful life
Machinery and equipment	6 - 23 years	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	2 - 5 years from date of purchase	None
Land	N/A	N/A
Construction in progress	N/A	N/A
Other	5 - 7 years	N/A
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
Capitalized Interest—The interest cost associated with major development and construction projects are capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $0.7 million, $2.7 million and $2.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense was $7.7 million, $7.2 million and $3.2 million during the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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
In accounting for acquired leasing equipment, we make estimates about the fair value of the acquired leases. In determining the fair value of these leases, we make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of approximately 47 months as of December 31, 2023, and are recorded as a component of revenues in the accompanying Consolidated Statements of Operations.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $33.2 million and $29.4 million as of December 31, 2023 and 2022, respectively, are included in Debt, net in the Consolidated Balance Sheets.
We also have unamortized deferred revolver fees related to our revolving debt of $5.1 million and $5.5 million as of December 31, 2023 and 2022, respectively, which are included in Other assets in the Consolidated Balance Sheets.
Amortization expense was $8.9 million, $17.0 million and $19.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
Discontinued Operations—A disposal of an entity or component of an entity is reported in discontinued operations if the disposal represents a strategic shift that has or will have a material impact on our operations and financial results. See Note 3 for additional information related to our discontinued operations.
Revenues—We disaggregate our revenue by products and services. Revenues are within the scope of ASC 842, Leases, and ASC 606, Revenue from contracts with customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Asset sales revenue in the Consolidated Statements of Operations beginning in the third quarter of 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statement of Operations beginning in the third quarter of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain on sale of assets, net on the Consolidated Statements of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were under leasing arrangements prior to sales and were included in Leasing equipment, net, on the Consolidated Balance Sheets.
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
Aerospace products revenue—Aerospace products revenue primarily consists of the transaction price related to the sale of repaired CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over the related asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. No single customer accounted for greater than 10% of total revenue during the years ended December 31, 2023 and 2022. We earned 11% of our revenue from one customer in the Aviation Leasing segment during the year ended December 31, 2021.
As of December 31, 2023, no single customer accounted for greater than 10% of total accounts receivable, net. As of December 31, 2022, there were two customers in the Aviation Leasing segment that represented 20% and 12% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. Provision in credit losses is included in Operating expenses in the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts is as follows:

	December 31,
	2023	2022	2021
Allowance at beginning of period	$65,580	$17,703	$4,823
Provision for credit losses	6,583	47,877	12,880
Allowance at end of period	$72,163	$65,580	$17,703
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and our allowance for doubtful accounts at December 31, 2023 includes all accounts receivable exposure to Russian and Ukrainian customers.
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
Other Assets—Other assets is primarily comprised of lease incentives of $43.5 million and $37.9 million, purchase deposits of $23.9 million and $6.7 million, notes receivable of $102.3 million and $49.2 million, operating lease right-of-use assets, net of $3.4 million and $3.0 million, and finance leases, net of $3.0 million and $6.4 million, maintenance right assets of $16.3 million and $6.8 million, prepaid expenses of $7.8 million and $1.9 million as of December 31, 2023 and 2022, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. The Board of Directors declared cash dividends of $1.20, $1.26 and $1.32 per ordinary share during each of the years ended December 31, 2023, 2022 and 2021, respectively.
Additionally, the Board of Directors declared cash dividends on the Series A Preferred Shares of $2.06, $2.06 and $2.06 per share for the years ended December 31, 2023, 2022, and 2021, respectively, the Series B Preferred Shares of $2.00, $2.00 and $2.00 per share for the years ended December 31, 2023, 2022 and 2021, respectively, the Series C Preferred Shares of $2.06, $2.06, $1.49 per share for the year ended December 31, 2023, 2022 and 2021, respectively, and the Series D Preferred Shares of $1.78 per share for the year ended December 31, 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Recent Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This standard is effective retrospectively for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures by expanding the disclosures of an entity’s income tax rate reconciliation and disaggregation of income taxes paid and income tax expense. Under the new guidance, public business entities must annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate. This standard is effective prospectively for all public entities for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
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
During 2021, we held an approximately 98% economic interest, and a 100% voting interest in Delaware River Partners LLC (“DRP”). DRP was solely reliant on us to finance its activities and therefore was a VIE. We concluded that we were the primary beneficiary.
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
There were no impairments of goodwill for the year ended December 31, 2022.

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
Financial Information of Discontinued Operations
The following table presents the significant components of net loss from discontinued operations:

	Year Ended December 31,
	2022	2021
Revenues
Total revenues	$140,009	$120,219
Expenses
Cost of sales	12,732	—
Operating expense	92,478	98,541
General and administrative expenses	2,694	3,961
Acquisition and transaction expenses	13,971	4,030
Management fees and incentive allocation to affiliate	8,134	15,638
Depreciation and amortization	40,319	54,016
Interest expense	15,105	16,019
Total expenses	185,433	192,205
Equity in losses of unconsolidated entities	(46,600)	(11,331)
Gain on sale of assets, net	258	16
Other (expense) income	(1,423)	(8,727)
Total other expense	(47,765)	(20,042)
Loss before income taxes	(93,189)	(92,028)
Provision for (benefit from) income taxes	8,227	(4,183)
Net loss from discontinued operations, net of income taxes	(101,416)	(87,845)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(18,817)	(26,472)
Net loss attributable to shareholders	$(82,599)	$(61,373)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021. The following table summarizes depreciation and amortization, capital expenditures, and other significant operating and investing noncash items of discontinued operations for each period presented:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31,
	2022	2021
Operating activities:
Equity in losses of unconsolidated entities	$46,601	$11,331
Depreciation and amortization	40,319	54,016
Equity-based compensation	2,623	4,038
Investing activities:
Acquisition of property, plant and equipment	$(129,920)	$(140,896)
Acquisition of business, net of cash acquired	(3,819)	(627,090)
Investment in unconsolidated entities	(7,954)	53,055
Proceeds from sale of property, plant and equipment	5,289	4,494
Non-cash change in equity method investment	(182,963)	(129,907)
Conversion of interests in unconsolidated entities	(21,302)	—
The Company accounted for Long Ridge Terminal LLC, included in discontinued operations for the years ended December 31, 2022 and 2021 included above, using the equity method of accounting. Summarized financial data for Long Ridge Terminal LLC are shown in the following table.

Income Statement	2022	2021
Total revenues	$15,199	$85,638

Expenses
Operating expenses	36,693	28,310
Depreciation and amortization	29,381	24,836
Interest expense	30,622	11,005
Total expenses	96,696	64,151
Total other expense	(234)	(44,302)
Net loss	$(81,731)	$(22,815)
4. ACQUISITION OF QUICKTURN
On December 1, 2023, we completed the acquisition of the remaining equity interest of Quick Turn Engine Center LLC (“QuickTurn”) from Unical Aviation Inc. (“Unical”) for total cash consideration of $30.3 million to obtain full ownership with a 100% equity interest. The cash consideration included an additional $2.5 million in other assets acquired.
We acquired QuickTurn to better position the Company to have tighter integration over the development and delivery of aerospace products. QuickTurn is a hospital maintenance and testing facility dedicated to the CFM56 engine located in Miami, Florida that operates within our Aerospace Products segment. The results of operations at QuickTurn have been included in the Consolidated Statements of Operations beginning on the acquisition date. In connection with the acquisition, we recorded $0.2 million of acquisition and transaction expense during the year ended December 31, 2023.
In accordance with ASC 805, the following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions and are preliminary. The significant assumptions used to estimate the fair value of the property, plant, and equipment included replacement cost estimates and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included discount rate and future revenues and operating expenses. The final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. The final acquisition accounting adjustments may be materially different and may include (i) changes in fair values of Property, plant and equipment and associated salvage values; (ii) changes in fair values of Inventory; (iii) changes in allocations to Intangible assets, as well as goodwill; and, (iv) other changes to assets and liabilities, including working capital accounts.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the preliminary allocation of the Net assets acquired as presented in our Consolidated Balance Sheets:

December 1, 2023
Fair value of assets acquired:
Cash and cash equivalents	$518
Restricted cash	150
Accounts receivable, net	5,133
Property, plant, and equipment, net	30,559
Intangible assets	2,377
Inventory, net	9,332
Other assets	4,301
Total assets	52,370
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	3,994
Other liabilities	2,410
Total liabilities	6,404
Goodwill (1)	4,630
Net assets acquired	$50,596
________________________________________________________
(1) Goodwill is primarily attributable to the assembled workforce of QuickTurn and the synergies expected to be achieved. This goodwill is assigned to the Aerospace Products segment and is deductible for income tax purposes.

The following table presents the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Estimated Fair value
Above market leases	4	$470
Customer relationships	5	$1,907
Total		$2,377
The following table presents the property, plant and equipment and their estimated useful lives:

	Estimated useful life in years	Estimated Fair value
Land	N/A	$2,840
Buildings and improvements	49	13,790
Machinery and equipment	6 - 23	13,631
Other	5 - 7	298
Total		$30,559

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The unaudited financial information in the table below summarizes the combined results of operations of FTAI and QuickTurn on a pro forma basis. These pro forma results were based on estimates and assumptions which we believe are reasonable. The pro forma adjustments are primarily comprised of the following:
•The allocation of the purchase price and related adjustments, including adjustments to depreciation and amortization expense related to the fair value of property, plant and equipment and intangible assets acquired;
•Associated tax-related impacts of adjustments.
The following unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2022.

	Year Ended December 31,
	2023	2022
Total revenue	$1,195,899	$735,379
Net income (loss) attributable to shareholders	$206,341	$(236,786)
5. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2023	2022
Leasing equipment	$2,574,394	$2,413,230
Less: Accumulated depreciation	(541,981)	(499,677)
Leasing equipment, net	$2,032,413	$1,913,553

Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircrafts and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of December 31, 2023, eight aircraft and seventeen engines were still located in Russia. Additionally, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $2.1 million, net of redelivery compensation during the year ended December 31, 2023.
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Depreciation expense for leasing equipment	$168,901	$152,378	$147,444
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2023	December 31, 2022
Advanced Engine Repair JV	Equity method	25%	$21,040	$20,207
Falcon MSN 177 LLC	Equity method	50%	1,682	1,830
Quick Turn Engine Center LLC	Equity method	50%*	—	—
			$22,722	$22,037
________________________________________________
* 45% pro rata distribution of income until return of JV partner's initial investment

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
We did not recognize any other-than-temporary impairments for the year ended December 31, 2023.
The following table presents our proportionate share of equity in income (losses):

	Year Ended December 31,
	2023	2022	2021
Advanced Engine Repair JV	$833	$(1,110)	$(1,403)
Falcon MSN 177 LLC	(148)	741	—
Quick Turn Engine Center LLC	(2,291)	—	—
Total	$(1,606)	$(369)	$(1,403)
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
Quick Turn Engine Center LLC
On January 4, 2023, we invested $19.5 million for a 50% interest (45% pro rata distribution of income until return of the JV partner’s initial investment) in Quick Turn Engine Center LLC or “QuickTurn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. We account for our investment in QuickTurn as an equity method investment as we have significant influence through our interest.
On December 1, 2023, we purchased the remaining interest in QuickTurn from the joint venture partner for total cash consideration of $30.3 million to obtain full ownership with a 100% equity interest. The cash consideration included an additional $2.5 million in other assets acquired. On the acquisition date, the Company accounted for QuickTurn on a consolidated basis and derecognized it as an equity method investment. The Company remeasured its previously held equity method investment as of the acquisition date to a fair value of $17.2 million, determined using the implied fair value from the transaction price, and recorded a gain of $5.3 million. The gain is included in Other income in the Consolidated Statements of Operations. The results of operations at QuickTurn have been included in the Consolidated Statements of Operations beginning on December 1, 2023. See Notes 4 for additional information.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
7. INTANGIBLE ASSETS AND LIABILITIES, NET
Our intangible assets and liabilities, net are summarized as follows:

	December 31, 2023	December 31, 2022
Intangible assets
Acquired favorable lease intangibles	$68,041	$64,202
Less: Accumulated amortization	(19,347)	(22,247)
Acquired favorable lease intangibles, net	48,694	41,955
Acquired customer relationships	1,907	—
Less: Accumulated amortization	(11)	—
Acquired customer relationships, net	1,896	—
Total intangible assets, net	$50,590	$41,955

Intangible liabilities
Acquired unfavorable lease intangibles	$3,151	$13,152
Less: Accumulated amortization	(1,389)	(2,607)
Acquired unfavorable lease intangibles, net	$1,762	$10,545
Intangible assets and liabilities are held within the Aviation Leasing and Aerospace Products segments. Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities in the Consolidated Balance Sheets.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2023	2022	2021
Lease intangibles	Lease income	$15,126	$13,913	$4,993
Customer relationships:	Depreciation and amortization	11	—	—
Total		$15,137	$13,913	$4,993

As of December 31, 2023, estimated net annual amortization of intangibles is as follows:

2024	$16,012
2025	12,815
2026	9,012
2027	4,025
2028	3,434
Thereafter	3,530
Total	$48,828

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

	December 31, 2023			December 31, 2022
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	9/20/25	150,000
Total loans payable	—			150,000
Bonds payable
Senior Notes due 2025 (2)	652,043	6.50%	10/1/25	653,036
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,001,746	5.50%	5/1/28	1,002,091
Senior Notes due 2030 (4)	496,704	7.88%	12/1/30	—
Total bonds payable	2,550,493			2,055,127
Debt	2,550,493			2,205,127
Less: Debt issuance costs	(33,150)			(29,400)
Total debt, net	$2,517,343			$2,175,727

Total debt due within one year	$—			$—
______________________________________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes unamortized discount of $866 and $1,318 at December 31, 2023 and 2022, respectively, and an unamortized premium of $2,908 and $4,354 at December 31, 2023 and 2022, respectively.
(3) Includes an unamortized premium of $1,746 and $2,091 at December 31, 2023 and 2022, respectively.
(4) Includes unamortized discount of $3,296 at December 31, 2023
On November 21, 2023, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 7.88% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2024.
We used a portion of the proceeds to repay $250 million of outstanding borrowings under the Revolving Credit Facility, for general corporate purposes, and the funding of future acquisitions and investments.
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
In conjunction with the spin-off of FTAI Infrastructure, the Company repaid all outstanding borrowings under its 2021 bridge loans and $200.0 million of its 6.50% senior unsecured notes due 2025, and approximately $175.0 million of the outstanding borrowings under its revolving credit facility. The Company recorded a loss on extinguishment of debt of $19.9 million during the year ended December 31, 2022 as a result of these pay downs.
We were in compliance with all debt covenants as of December 31, 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2023, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Revolving Credit Facility	—	—	—	—	—	—	—
Senior Notes due 2025	—	650,000	—	—	—	—	650,000
Senior Notes due 2027	—	—	—	400,000	—	—	400,000
Senior Notes due 2028	—	—	—	—	1,000,000	—	1,000,000
Senior Notes due 2030	—	—	—	—	—	500,000	500,000
Total principal payments on loans and bonds payable	$—	$650,000	$—	$400,000	$1,000,000	$500,000	$2,550,000
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The fair values of our bonds payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below and classified as Level 2 within the fair value hierarchy:

	December 31, 2023	December 31, 2022
Senior Notes due 2025	649,383	613,152
Senior Notes due 2027	416,432	402,032
Senior Notes due 2028	963,630	853,490
Senior Notes due 2030	521,440	—
The fair value of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $6.8 million and $3.8 million as of December 31, 2023 and December 31, 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the year ended December 31, 2023, the Company recorded a $4.8 million increase in guarantees related to the sale of seven aircraft and a $1.8 million decrease related to the change in fair value, which is recorded as Asset sales revenue in the Consolidated Statements of Operations.
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
As of December 31, 2023, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated Statements of Operations.
Restricted Shares
During the first quarter of 2023, we issued restricted shares of the Company to select employees of FTAI Aviation LLC (a wholly owned subsidiary of the Company) that had a grant date fair value of $8.8 million and vest over 4.3 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods, with 50% of the units vesting on June 30, 2026 and the remaining units vesting on June 30, 2027. The fair value of these awards were calculated based on the closing price of FTAI Aviation Ltd.’s ordinary shares on grant date of March 13, 2023.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2023	2022	2021
Restricted Shares	$1,638	$—	$—	$7,133
The following tables present information for our stock options and restricted shares:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Stock Options		Restricted shares
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price
Outstanding as of December 31, 2022	1,735,316	$22.67	—	—
Granted	248,947	26.11	365,000	24.03
Less: exercised / vested	1,368,086	22.80	—	—
Less: forfeited and canceled	—	—	—	—
Outstanding as of December 31, 2023	616,177		365,000

	Stock Options	Restricted Shares
As of December 31, 2023:
Weighted average exercise / issuance price (per share)	$23.78	$24.03
Aggregate intrinsic value (in thousands)	$13,939	$8,771
Weighted average remaining contractual term (in years)	8.1	3.5
During the year ended December 31, 2023, the Manager did not transfer any options to employees.
Stock Options
In connection with our equity offerings (see Note 14 for details), we granted options to the Manager related to ordinary shares. The fair value of these options were recorded as an increase in equity with an offsetting reduction of capital proceeds received.
The following table presents information related to the options granted related to our shares:

		Year Ended December 31,
		2023			2022			2021
Number of options		248,947			—			1,684,318
Fair value ($ millions)		$2.1			$—			$13.8
Ranges
Expected volatility	The expected share volatility is based on an assessment of the volatility of our publicly traded ordinary shares	37.88%	-	37.88%	—%	-	—%	44.78%	-	45.60%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	3.47%	-	3.47%	—%	-	—%	1.34%	-	1.70%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	6.26%	-	6.26%	—%	-	—%	3.16%	-	3.64%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	10 years			0 years			10 years

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
11. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Cayman Islands	$—	$—	$—
Bermuda	—	—	—
United States:
Federal	935	522	1,850
State and local	1,176	1,687	760
Other Non-U.S.	1,715	443	(11)
Total current provision	3,826	2,652	2,599
Deferred:
Cayman Islands	—	—	—
Bermuda	(72,185)	—	—
United States:
Federal	3,943	1,305	126
State and local	(2)	242	122
Other Non-U.S.	4,618	1,101	279
Total deferred (benefit) provision	(63,626)	2,648	527
Provision for (benefit from) income taxes:
Continuing operations	(59,800)	5,300	3,126
Discontinued operations	—	8,227	(4,183)
Total	$(59,800)	$13,527	$(1,057)

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
Historically, the Company’s Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the exemption of certain of the Company’s Bermuda subsidiaries from Bermuda corporate income taxes will cease in 2025. With the enactment of the Bermuda CIT in 2023, the Company underwent an analysis to determine the tax impacts to its consolidated financial statements for the year ended December 31, 2023. We have recorded a deferred tax asset of $72.2 million in connection with the law change, which was recorded as a benefit from income taxes.
The difference between our reported total provision for income taxes and the Cayman Islands statutory rate of 0% is as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31,
	2023	2022	2021
Income subject to tax in the United States	3.3%	(6.9)%	(7.2)%
Foreign taxes	(30.9)%	13.5%	(8.7)%
Change in valuation allowance	(4.9)%	(11.6)%	8.0%
Provision for income taxes	(32.5)%	(5.0)%	(7.9)%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$38,911	$43,116
Interest expense	1,861	2,754
Investment in Partnerships	963	963
Inventory	16,985	—
Customer Relationship Intangibles	28,500	—
Other	—	272
Total deferred tax assets	87,220	47,105
Less valuation allowance	(18,599)	(27,565)
Net deferred tax assets	68,621	19,540
Deferred tax liabilities:
Fixed assets and goodwill	(8,186)	(22,794)
Other	(63)
Net deferred tax assets (liabilities)	$60,372	$(3,254)

Deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2023, 2022 and 2021 of $18.6 million, $27.6 million and $9.1 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2023	2022	2021
Valuation allowance at beginning of period	$27,565	$9,142	$6,794
Change due to current year losses	855	22,094	2,356
Change due to current year releases	(9,821)	(3,671)	(8)
Valuation allowance at end of period	$18,599	$27,565	$9,142

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2023, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of approximately $22.8 million which can be carried forward indefinitely against future business income. As of December 31, 2023, we also had net operating loss carryforwards for Irish income tax purposes of $266.4 million, which can be carried forward indefinitely against future business income, $1.6 million of net operating loss carryforwards for Malaysian income tax purposes, which will begin to expire in the year 2030, and $2.1 million of net operating loss carryforward for Singaporean income tax purpose, which can be carried forward indefinitely against the future business income. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in share ownership.
As of and for the period ended December 31, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation from continuing operations:

	Year Ended December 31,
	2023	2022	2021
Management fees	$921	$73	$684
Income incentive allocation	17,116	3,489	—
Capital gains incentive allocation	—	—	—
Total	$18,037	$3,562	$684

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
The following table summarizes our reimbursements to the Manager from continuing operations:

	Year Ended December 31,
	2023	2022	2021
Classification in the Consolidated Statements of Operations:
General and administrative expenses	$7,137	$6,891	$4,915
Acquisition and transaction expenses	678	1,144	2,153
Total	$7,815	$8,035	$7,068

If we terminate the Management Agreement, we will generally be required to pay the Manager a termination fee. Pursuant to the terms of the Management Agreement, the termination fee is equal to the amount of the management fee during the 12 months immediately preceding the date of the termination. In addition, an Incentive Allocation Fair Value Amount will be distributable to Master GP if Master GP is removed due to the termination of the Management Agreement in certain specified circumstances. The Incentive Allocation Fair Value Amount is an amount equal to the Income Incentive Allocation and the Capital Gains Incentive Allocation that would be paid to Master GP if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2023	2022
Accrued management fees	$224	$53
Other payables	6,200	4,688
Other Affiliate Transactions
During the year ended December 31, 2023, in connection with our equity offerings (as defined in Note 10 for details), we granted options to the Manager.
13. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through our maintenance facility and exclusivity arrangements, aftermarket components for aircraft engines. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include V2500 engines within the Aerospace Products segment. Prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting. See Note 2 for additional information.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2023

	Year Ended December 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$179,704	$—	$28,232	$207,936
Maintenance revenue	191,347	—	—	191,347
Asset sales revenue	303,141	—	—	303,141
Aerospace products revenue	—	454,970	—	454,970
Other revenue	7,419	—	6,083	13,502
Total revenues	681,611	454,970	34,315	1,170,896

Expenses
Cost of sales	221,852	280,280	—	502,132
Operating expenses	37,876	20,459	51,828	110,163
General and administrative	—	—	13,700	13,700
Acquisition and transaction expenses	7,150	1,722	6,322	15,194
Management fees and incentive allocation to affiliate	—	—	18,037	18,037
Depreciation and amortization	158,354	661	10,862	169,877
Asset impairment	2,121	—	—	2,121
Interest expense	—	—	161,639	161,639
Total expenses	427,353	303,122	262,388	992,863

Other income (expense)
Equity in losses of unconsolidated entities	(148)	(1,458)	—	(1,606)
Other income	1,300	5,347	943	7,590
Total other income	1,152	3,889	943	5,984
Income (loss) from continuing operations before income taxes	255,410	155,737	(227,130)	184,017
(Benefit from) provision for income taxes	(36,193)	(24,440)	833	(59,800)
Net income (loss) from continuing operations	291,603	180,177	(227,963)	243,817
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	31,795	31,795
Net income (loss) attributable to shareholders from continuing operations	$291,603	$180,177	$(259,758)	$212,022

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$467,388	$160,009	$(30,115)	$597,282
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,606)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(310)
Less: Interest expense and dividends on preferred shares				(193,434)
Less: Depreciation and amortization expense				(213,641)
Less: Incentive allocations				(17,116)
Less: Asset impairment charges				(2,121)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(15,194)
Less: Equity-based compensation expense				(1,638)
Less: Benefit from income taxes				59,800
Net income attributable to shareholders from continuing operations				$212,022

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$822	$875	$—	$1,697
Asia	101,305	18,364	34,315	153,984
Europe	244,055	120,439	—	364,494
North America	285,421	301,633	—	587,054
South America	50,008	13,659	—	63,667
Total revenues	$681,611	$454,970	$34,315	$1,170,896

Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of December 31, 2023:

December 31, 2023
2024	$193,614
2025	142,060
2026	103,198
2027	73,745
2028	66,142
Thereafter	48,109
Total	$626,868

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2022

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$159,068	$—	$20,246	179,314
Maintenance revenue	148,846	—	—	148,846
Asset sales revenue	183,535	—	—	183,535
Aerospace products revenue	—	178,515	—	178,515
Other revenue	11,499	—	6,702	18,201
Total revenues	502,948	178,515	26,948	708,411

Expenses
Cost of sales	138,904	109,481	—	248,385
Operating expenses	81,232	11,967	39,065	132,264
General and administrative	—	—	14,164	14,164
Acquisition and transaction expenses	1,923	243	11,041	13,207
Management fees and incentive allocation to affiliate	—	—	3,562	3,562
Depreciation and amortization	144,258	258	8,401	152,917
Asset impairment	137,219	—	—	137,219
Interest expense	—	—	169,194	169,194
Total expenses	503,536	121,949	245,427	870,912

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	740	(1,109)	—	(369)
Gain on sale of assets, net	59,048	18,163	—	77,211
Loss on extinguishment of debt	—	—	(19,859)	(19,859)
Other income (expense)	246	—	(39)	207
Total other income (expense)	60,034	17,054	(19,898)	57,190
Income (loss) from continuing operations before income taxes	59,446	73,620	(238,377)	(105,311)
Provision for (benefit from) income taxes	2,502	2,961	(163)	5,300
Net income (loss) from continuing operations	56,944	70,659	(238,214)	(110,611)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	27,164	27,164
Net income (loss) attributable to shareholders from continuing operations	$56,944	$70,659	$(265,378)	$(137,775)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$380,145	$74,345	$(26,393)	$428,097
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(369)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(40)
Less: Interest expense and dividends on preferred shares				(196,358)
Less: Depreciation and amortization expense				(190,031)
Less: Incentive allocations				(3,489)
Less: Asset impairment charges				(137,219)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(19,859)
Less: Acquisition and transaction expenses				(13,207)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(5,300)
Net loss attributable to shareholders from continuing operations				$(137,775)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$1,615	$—	$1,865
Asia	84,953	12,731	26,948	124,632
Europe	130,128	37,495	—	167,623
North America	245,549	126,597	—	372,146
South America	42,068	77	—	42,145
Total revenues	$502,948	$178,515	$26,948	$708,411

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
III. For the Year Ended December 31, 2021

	Year Ended December 31, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$163,733	$—	$10,131	$173,864
Maintenance revenue	128,819	—	—	$128,819
Asset sales revenue	—	—	—	$—
Aerospace products revenue	—	23,301	—	$23,301
Other revenue	5,569	—	4,030	$9,599
Total revenues	298,121	23,301	14,161	335,583

Expenses
Cost of sales	—	14,308	—	14,308
Operating expenses	32,757	5,429	21,429	59,615
General and administrative	—	—	13,448	13,448
Acquisition and transaction expenses	982	—	16,929	17,911
Management fees and incentive allocation to affiliate	—	—	684	684
Depreciation and amortization	139,678	66	7,996	147,740
Asset impairment	10,463	—	—	10,463
Interest expense	—	—	155,017	155,017
Total expenses	183,880	19,803	215,503	419,186

Other income (expense)
Equity in losses of unconsolidated entities	—	(1,403)	—	(1,403)
Gain on sale of assets, net	28,631	20,384	—	49,015
Loss on extinguishment of debt	—	—	(3,254)	(3,254)
Other (expense) income	(527)	—	37	(490)
Total other income (expense)	28,104	18,981	(3,217)	43,868
Income (loss) from continuing operations before income taxes	142,345	22,479	(204,559)	(39,735)
Provision for (benefit from) income taxes	2,073	1,135	(82)	3,126
Net income (loss) from continuing operations	140,272	21,344	(204,477)	(42,861)
Less: Net loss from continuing operations attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	24,758	24,758
Net income (loss) attributable to shareholders from continuing operations	$140,272	$21,344	$(229,235)	$(67,619)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders from continuing operations:

	Year Ended December 31, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$321,446	$22,745	$(21,363)	$322,828
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,403)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				1,203
Less: Interest expense and dividends on preferred shares				(179,775)
Less: Depreciation and amortization expense				(175,718)
Less: Incentive allocations				—
Less: Asset impairment charges				(10,463)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(3,254)
Less: Acquisition and transaction expenses				(17,911)
Less: Equity-based compensation expense				—
Less: Provision for income taxes				(3,126)
Net loss attributable to shareholders from continuing operations				$(67,619)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Year Ended December 31, 2021
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$235	$—	$—	$235
Asia	114,313	—	14,161	128,474
Europe	131,205	2,333	—	133,538
North America	41,228	20,968	—	62,196
South America	11,140	—	—	11,140
Total revenues	$298,121	$23,301	$14,161	$335,583

IV. Location of long-lived assets
The following tables sets forth summarized geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2023	December 31, 2022
	Total
Property, plant and equipment and leasing equipment, net
Africa	$18,380	$7,952
Asia	478,120	383,378
Europe	934,817	821,840
North America	416,811	424,617
South America	229,460	285,780
Total property, plant and equipment and leasing equipment, net	$2,077,588	$1,923,567

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
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Net income (loss) from continuing operations	$243,817	$(110,611)	$(42,861)
Net loss from discontinued operations, net of income taxes	—	(101,416)	(87,845)
Net income (loss)	243,817	(212,027)	(130,706)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—	—
Discontinued operations	—	(18,817)	(26,472)
Less: Dividends on preferred shares	31,795	27,164	24,758
Net income (loss) attributable to shareholders	$212,022	$(220,374)	$(128,992)
Weighted Average Ordinary Shares Outstanding - Basic (1)	99,908,214	99,421,008	89,922,088
Weighted Average Ordinary Shares Outstanding - Diluted (1)	100,425,777	99,421,008	89,922,088

Earnings (loss) per share:
Basic
Continuing operations	$2.12	$(1.39)	$(0.75)
Discontinued operations	$—	$(0.83)	$(0.68)

Diluted
Continuing operations	$2.11	$(1.39)	$(0.75)
Discontinued operations	$—	$(0.83)	$(0.68)
________________________________________________________
(1) Year ended December 31, 2021 includes participating securities which can be converted into a fixed amount of our shares.
The calculation of Diluted EPS excludes 0, 582,200 and 898,299 shares for the years ended December 31, 2023, 2022 and 2021, respectively, because the impact would be anti-dilutive.
During the year ended December 31, 2023, 26,287 ordinary shares were issued to certain directors as compensation.
Ordinary Shares
In September 2021, 12,000,000 ordinary shares, par value $0.01 per share, were issued at a price of $25.50 per share for net proceeds of $291.7 million after deducting underwriting discounts and offering expenses.
In October 2021, the underwriters exercised an option to purchase an additional 1,283,863 ordinary shares, par value $0.01 per share, at a price of $25.50 per share.
See Note 10 for information related to options issued to the Manager in connection with such offering.
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
See Note 10 for information related to options issued to the Manager in connection with these offerings.

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
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease. Under the agreements, we provide certain guarantees at the end of the lease term for the condition of the aircraft engines that were sold to the buyer. The guarantees are valued at $6.8 million and $3.8 million as of December 31, 2023 and 2022, respectively, and are reflected as a component of Other liabilities on the Consolidated Balance Sheets.
Given variability in the condition of the engines at the end of the lease terms, which range from 4 to 9 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at December 31, 2023 was $34.7 million, which is not reasonably expected.
16. SUBSEQUENT EVENTS
Dividends
On February 22, 2024, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended December 31, 2023, payable on March 20, 2024 to the holders of record on March 8, 2024.
Additionally, on February 22, 2024, our Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively, for the quarter ended December 31, 2023, payable on March 15, 2024 to the holders of record on March 5, 2024.

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
On December 1, 2023, we completed the acquisition of QuickTurn. Our management is in the process of reviewing the operations of QuickTurn and integrating its controls into our internal control structure. In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded QuickTurn from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. QuickTurn represented 1.9% of our total assets and less than 0.2% of our total revenues as of and for the year ended December 31, 2023. See Note 4 to the consolidated financial statements for additional information about the acquisition of QuickTurn.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited FTAI Aviation Ltd.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FTAI Aviation Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quick Turn Engine Center LLC, which is included in the 2023 consolidated financial statements of the Company and constituted 1.9% of total assets as of December 31, 2023 and 0.2% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Quick Turn Engine Center LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

February 26, 2024

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors”, “Executive Officers” and if applicable, “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive and Manager Compensation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2023.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	616,177	$23.78	29,801,656
Equity compensation plans not approved by security holders	—	—	—
Total	616,177		29,801,656
______________________________________________________________________________________
(1) Excludes 15,000 stock options and 183,344 ordinary shares issued to directors as compensation.
The additional information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.” See also “Nonqualified Stock Option and Incentive Award Plan” in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” which is incorporated herein by reference.
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

PART IV
Item 15.    Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
3.2	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).

	Exhibit No.	Description
	3.3	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.4	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.5	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	3.6	Form of Certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.7	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.8	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.9	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	4.1	Indenture, dated September 18, 2018, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 18, 2018).
	4.2	Form of global note representing the Company’s 6.50% senior unsecured notes due 2025 (included in Exhibit 4.1).
	4.3	First Supplemental Indenture, dated May 21, 2019, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2019).
	4.4	Second Supplemental Indenture, dated December 23, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 6.50% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on December 23, 2020).
	4.5	2025 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.6	Indenture, dated July 28, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on July 28, 2020).
	4.7	Form of global note representing the Company’s 9.75% senior unsecured notes due 2027 (included in Exhibit 4.10).
	4.8	2027 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.9	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed April 12, 2021).
	4.10	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.6).
	4.11	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.12	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.13	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.14	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1).
	4.15	Description of Securities Registered under Section 12 of the Exchange Act.
†	10.1	Management and Advisory Agreement, dated as of July 31, 2022, between the Company, FTAI Aviation Ltd., the Subsidiaries that are party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
†	10.2	Services and Profit Sharing Agreement, dated November 10, 2022, by and among FTAI Aviation Holdco Ltd., the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.3	Amended and Restated Registration Rights Agreement, dated November 10, 2022, by and among FTAI Aviation Ltd., the Company, Fortress Worldwide Transportation and Infrastructure Master GP LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.4	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023.
†	10.5	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.7	Form of Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).

	Exhibit No.	Description
	10.8	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.9	Second Amended and Restated Credit Agreement, dated as of September 20, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 21, 2022).
	10.10	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 22, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed February 27, 2023).
	10.11	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 10, 2023, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed April 27, 2023).
	10.12	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	21.1	Subsidiaries of FTAI Aviation Ltd.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1	FTAI Aviation Ltd. Clawback Policy effective as of December 1, 2023.
	101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FTAI AVIATION LTD.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 26, 2024
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 26, 2024
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	February 26, 2024
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	February 26, 2024
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	February 26, 2024
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	February 26, 2024
A. Andrew Levison
Director

By:	/s/ Kenneth J. Nicholson	Date:	February 26, 2024
Kenneth J. Nicholson
Director

By:	/s/ Ray M. Robinson	Date:	February 26, 2024
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 26, 2024
Martin Tuchman
Director