Form 10-Q
period 2024-03-31
FTAI Aviation Ltd.
filed 2024-04-26
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 100,245,905 ordinary shares outstanding representing limited liability company interests at April 24, 2024.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	2	$65,224	$90,756
Restricted cash		150	150
Accounts receivable, net	2	137,399	115,156
Leasing equipment, net	4	2,187,716	2,032,413
Property, plant, and equipment, net	2	44,114	45,175
Investments	5	22,055	22,722
Intangible assets, net	6	46,583	50,590
Goodwill	3	4,630	4,630
Inventory, net	2	345,470	316,637
Other assets	2	322,565	286,456
Total assets		$3,175,906	$2,964,685

Liabilities
Accounts payable and accrued liabilities		$139,250	$112,907
Debt, net	7	2,693,754	2,517,343
Maintenance deposits	2	62,722	65,387
Security deposits	2	42,431	41,065
Other liabilities		60,143	52,100
Total liabilities		$2,998,300	$2,788,802

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 100,245,905 and 100,245,905 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)		$1,002	$1,002
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 15,920,000 and 15,920,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)		159	159
Additional paid in capital		218,074	255,973
Accumulated deficit		(42,163)	(81,785)
Shareholders' equity		177,072	175,349
Non-controlling interest in equity of consolidated subsidiaries		534	534
Total equity		177,606	175,883
Total liabilities and equity		$3,175,906	$2,964,685

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2024	2023
Revenues
Lease income		$53,161	$55,978
Maintenance revenue		45,790	35,141
Asset sales revenue		38,607	108,691
Aerospace products revenue		189,057	85,113
Other revenue		79	7,795
Total revenues	12	326,694	292,718

Expenses
Cost of sales		142,804	145,670
Operating expenses	2	25,317	22,534
General and administrative		3,683	4,067
Acquisition and transaction expenses		6,179	3,262
Management fees and incentive allocation to affiliate	11	4,895	2,997
Depreciation and amortization	4, 6	49,920	40,926
Asset impairment		962	1,220
Interest expense		47,707	39,292
Total expenses		281,467	259,968

Other (expense) income
Equity in losses of unconsolidated entities	5	(667)	(1,335)
Other income		634	8
Total other expense		(33)	(1,327)
Income before income taxes		45,194	31,423
Provision for income taxes	10	5,572	2,026
Net income		39,622	29,397
Less: Dividends on preferred shares		8,335	6,791
Net income attributable to shareholders		$31,287	$22,606

Earnings per share:	13
Basic		$0.31	$0.23
Diluted		$0.31	$0.22

Weighted average shares outstanding:
Basic		100,245,905	99,728,245
Diluted		100,960,065	100,974,100

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2024
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$534	$175,883
Net income				39,622		39,622
Total comprehensive income				39,622		39,622
Dividends declared - ordinary shares			(30,074)			(30,074)
Dividends declared - preferred shares			(8,335)			(8,335)
Equity-based compensation			510			510
Equity - March 31, 2024	$1,002	$159	$218,074	$(42,163)	$534	$177,606

	Three Months Ended March 31, 2023
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$524	$19,402
Net income				29,397		29,397
Total comprehensive income				29,397		29,397
Issuance of ordinary shares			230			230
Dividends declared - ordinary shares			(29,919)			(29,919)
Issuance of preferred shares		26	61,703			61,729
Dividends declared - preferred shares			(6,791)			(6,791)
Equity-based compensation			108			108
Equity - March 31, 2023	$997	$159	$368,681	$(296,205)	$524	$74,156

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$39,622	$29,397
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	667	1,335
Gain on sale of leasing equipment, net	(58,061)	(31,657)
Security deposits and maintenance claims included in earnings	(2,437)	(9,842)
Equity-based compensation	510	108
Depreciation and amortization	49,920	40,926
Asset impairment	962	1,220
Change in deferred income taxes	4,548	1,692
Change in fair value of guarantees	(259)	(1,769)
Amortization of lease intangibles and incentives	9,202	7,844
Amortization of deferred financing costs	2,638	2,017
Provision for credit losses	—	475
Other	(259)	(326)
Change in:
Accounts receivable	(27,945)	(14,840)
Inventory	(6,877)	6,984
Other assets	(1,845)	(2,013)
Accounts payable and accrued liabilities	(10,252)	6,088
Management fees payable to affiliate	238	(386)
Other liabilities	(717)	1,444
Net cash (used in) provided by operating activities	(345)	38,697

Cash flows from investing activities:
Investment in unconsolidated entities	—	(19,500)
Principal collections on finance leases	786	—
Principal collections on notes receivable	1,964	—
Acquisition of leasing equipment	(276,990)	(127,513)
Acquisition of property, plant and equipment	(1,312)	(1,451)
Acquisition of lease intangibles	862	(8,640)
Purchase deposits for acquisitions	(25,535)	(9,940)
Proceeds from sale of leasing equipment	128,384	153,679
Proceeds for deposit on sale of aircraft and engine	2,098	1,042
Return of purchase deposits	530	—
Net cash used in investing activities	$(169,213)	$(12,323)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Proceeds from debt	$210,000	$145,000
Repayment of debt	(35,000)	(220,000)
Payment of deferred financing costs	(292)	—
Receipt of security deposits	1,856	1,459
Return of security deposits	—	(65)
Receipt of maintenance deposits	8,927	10,142
Release of maintenance deposits	(3,056)	—
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	61,729
Cash dividends - ordinary shares	(30,074)	(29,919)
Cash dividends - preferred shares	(8,335)	(6,791)
Net cash provided by (used in) financing activities	$144,026	$(38,445)

Net decrease in cash and cash equivalents and restricted cash	(25,532)	(12,071)
Cash and cash equivalents and restricted cash, beginning of period	90,906	53,065
Cash and cash equivalents and restricted cash, end of period	$65,374	$40,994

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of and transfers to leasing equipment	$(59,850)	$(18,539)
Transfers from leasing equipment	73,297	51,607
Settled security deposits	(1,442)	(1,160)
Settled maintenance deposits	(18,964)	(8,809)
Issuance of ordinary shares	—	230

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of us and our subsidiaries. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Inventory, net—We hold aircraft engine modules, spare parts and used material inventory for trading, repairs and to support operations. Inventory is carried at the lower of cost or net realizable value.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Maintenance payments received for which we expect to repay to the lessee are presented as Maintenance deposits. All excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenue. Estimates in recognizing revenue include mean time between removal, projected costs for engine maintenance and forecasted utilization of aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the relative fair value of the aircraft and lease and other related assets/liabilities acquired. The fair value of the lease may include a lease premium or discount, which is recorded as a favorable or unfavorable lease intangible.
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
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis.
Aerospace products revenue—Aerospace products revenue primarily consists of the transaction price related to the sale of repaired CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over the related asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. No single customer accounted for greater than 10% of total revenue during the three months ended March 31, 2024. We earned 18% and 10% of our revenue from two customers in the Aviation Leasing segment during the three months ended March 31, 2023.
As of March 31, 2024, there was one customer in the Aviation Leasing segment that represented 11% of total accounts receivable, net. As of December 31, 2023, no single customer accounted for greater than 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts and Credit Losses—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $72.2 million as of March 31, 2024 and December 31, 2023. We determine the credit loss reserve for note receivables, receivables related to finance leases and inventory sales. There was no provision for credit losses for the three months ended March 31, 2024 and $0.5 million for the three months ended March 31, 2023, which is included in Operating expenses in the Consolidated Statements of Operations.
Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income represents net income, as presented in the Consolidated Statements of Operations.
Other Assets—Other assets is primarily comprised of lease incentives of $45.9 million and $43.5 million, purchase deposits of $37.1 million and $23.9 million, notes receivable of $130.5 million and $102.3 million, operating lease right-of-use assets, net of $3.4 million and $3.4 million, finance leases, net of $2.4 million and $3.0 million, maintenance right assets of $15.0 million and $16.3 million and prepaid expenses of $5.1 million and $7.8 million as of March 31, 2024 and December 31, 2023, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three months ended March 31, 2024 and 2023, the Board of Directors declared cash dividends of $0.30 per ordinary share.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Additionally, in the quarter ended March 31, 2024, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. This ASU amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and we are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
3. ACQUISITION OF QUICKTURN
On December 1, 2023, we completed the acquisition of the remaining equity interest of Quick Turn Engine Center LLC (“QuickTurn”) from Unical Aviation Inc. (“Unical”) for total cash consideration of $30.3 million to obtain full ownership.
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
In accordance with ASC 805, Business Combinations. The following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions and are preliminary. The significant assumptions used to estimate the fair value of the property, plant, and equipment included replacement cost estimates and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included discount rate and future revenues and operating expenses. The final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. The final acquisition accounting adjustments may be materially different and may include (i) changes in fair values of Property, plant and equipment and associated salvage values; (ii) changes in fair values of Inventory; (iii) changes in allocations to Intangible assets, as well as goodwill; and, (iv) other changes to assets and liabilities, including working capital accounts.

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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The financial information in the table below summarizes the combined results of operations of FTAI and QuickTurn on a pro forma basis. These pro forma results were based on estimates and assumptions which we believe are reasonable. The pro forma adjustments are primarily comprised of the following:
•The allocation of the purchase price and related adjustments, including adjustments to depreciation and amortization expense related to the fair value of property, plant and equipment and intangible assets acquired;
•Associated tax-related impacts of adjustments.
The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2023.

March 31, 2023
Total revenue	$297,041
Net income attributable to shareholders	$21,085
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2024	December 31, 2023
Leasing equipment	$2,758,346	$2,574,394
Less: Accumulated depreciation	(570,630)	(541,981)
Leasing equipment, net	$2,187,716	$2,032,413
We identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $1.0 million and $1.2 million, net of redelivery compensation during the three months ended March 31, 2024 and March 31, 2023, respectively.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Depreciation expense for leasing equipment	$48,902	$40,766
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2024	December 31, 2023
Advanced Engine Repair JV	Equity method	25%	$20,519	$21,040
Falcon MSN 177 LLC	Equity method	50%	1,536	1,682
Quick Turn Engine Center LLC	Equity method	50%*	—	—
			$22,055	$22,722
____________________________________
* 45% pro rata distribution of income until return of JV partner's initial investment
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2024 and 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in losses:

	Three Months Ended March 31,
	2024	2023
Advanced Engine Repair JV	$(521)	$(408)
Falcon MSN 177 LLC	(146)	(99)
Quick Turn Engine Center LLC	—	(828)
Total	$(667)	$(1,335)
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
On December 1, 2023, we purchased the remaining interest in QuickTurn from the joint venture partner for total cash consideration of $30.3 million to obtain full ownership with a 100% equity interest. On the acquisition date, the Company accounted for QuickTurn on a consolidated basis and derecognized it as an equity method investment. See Note 3 for additional information.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2024	December 31, 2023
Intangible assets
Acquired favorable lease intangibles	$68,358	$68,041
Less: Accumulated amortization	(23,555)	(19,347)
Acquired favorable lease intangibles, net	44,803	48,694
Acquired customer relationships	1,907	1,907
Less: Accumulated amortization	(127)	(11)
Acquired customer relationships, net	1,780	1,896
Total intangible assets, net	$46,583	$50,590

Intangible liabilities
Acquired unfavorable lease intangibles	$4,331	$3,151
Less: Accumulated amortization	(1,594)	(1,389)
Acquired unfavorable lease intangibles, net	$2,737	$1,762
Intangible assets and liabilities are all held within the Aviation Leasing and Aerospace Products segments. Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2024	2023
Lease intangibles	Lease income	$3,976	$3,983
Customer relationships	Depreciation and amortization	117	—
Total		$4,093	3,983
As of March 31, 2024, estimated net annual amortization of intangibles is as follows:

Remainder of 2024	$11,751
2025	12,812
2026	8,596
2027	3,963
2028	3,413
Thereafter	3,311
Total	$43,846

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	March 31, 2024			December 31, 2023
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$175,000	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	9/20/25	$—
Total loans payable	175,000			—
Bonds payable
Senior Notes due 2025 (2)	651,784	6.50%	10/1/25	652,043
Senior Notes due 2027	400,000	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,001,657	5.50%	5/1/28	1,001,746
Senior Notes due 2030 (4)	496,793	7.88%	12/1/30	496,704
Total bonds payable	2,550,234			2,550,493

Debt	2,725,234			2,550,493
Less: Debt issuance costs	(31,480)			(33,150)
Total debt, net	$2,693,754			$2,517,343

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $748 and $866 at March 31, 2024 and December 31, 2023, respectively, and an unamortized premium of $2,532 and $2,908 at March 31, 2024 and December 31, 2023, respectively.
(3) Includes an unamortized premium of $1,657 and $1,746 at March 31, 2024 and December 31, 2023, respectively.
(4) Includes unamortized discount of $3,207 and $3,296 at March 31, 2024 and December 31, 2023, respectively.
We were in compliance with all debt covenants as of March 31, 2024.
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
The fair values of our bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	March 31, 2024	December 31, 2023
Senior Notes due 2025	650,026	649,383
Senior Notes due 2027	415,264	416,432
Senior Notes due 2028	970,410	963,630
Senior Notes due 2030	526,500	521,440
The fair value of all other items reported as Debt, net approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $7.1 million and $6.8 million as of March 31, 2024 and December 31, 2023, respectively, and are reflected as a component of Other liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three months ended March 31, 2024, the Company recorded a $0.3 million increase related to the change in fair value, which is recorded as Asset sales revenue. During the three months ended March 31, 2023, the Company recorded a $4.3 million increase in guarantees related to the sale of six aircraft and a $1.8 million decrease related to the change in fair value, which is recorded as Asset sales revenue. During the three months ended March 31, 2024 and 2023, there were no significant transfers into or out of Level 3.
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
9. EQUITY-BASED COMPENSATION
We have a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors.
As of March 31, 2024, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and is reported within operating expenses and general and administrative.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023
Restricted Shares	$510	$108	$6,623	3.2 years
Options
During the three months ended March 31, 2024, FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, transferred 49,790 of its options to certain of the Manager’s employees.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2024	2023
Current:
Cayman Islands	$—	$—
Bermuda	—	—
United States:	—	—
Federal	300	47
State and local	578	13
Non-U.S.	146	274
Total current provision	1,024	334
Deferred:
Cayman Islands	—	—
Bermuda	3,439	—
United States:	—	—
Federal	768	233
State and local	(358)	444
Non-U.S.	699	1,015
Total deferred provision	4,548	1,692

Total provision for income taxes	$5,572	$2,026
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
Historically, the Company’s Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15 percent corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the exemption of certain of the Company’s Bermuda subsidiaries from Bermuda corporate income taxes will cease in 2025. For the year ended December 31, 2023, we recorded a deferred tax asset of $72.2 million in connection with the Bermuda law change. A portion of the deferred tax asset will not be available to offset future taxable income due to reductions in the tax bases of the underlying assets and liabilities. As such, for the three months ended March 31, 2024, the Company recorded a tax provision of $3.4 million to reduce its Bermuda deferred tax asset.
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to a significant portion of our income not being subject to U.S. corporate tax rates, or being deemed to be foreign sourced and thus either not taxable or taxable at effectively lower tax rates.
As of and for the three months ended March 31, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. Additionally, we have entered into certain incentive allocation arrangements with Master GP, which owns approximately 0.01% of FTAI Aviation Holdco Ltd (a wholly owned subsidiary of the Company).
The Manager is entitled to a management fee and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”), is entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below). The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with U.S. GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by our independent directors. Pre-incentive allocation net income does not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to Master GP during the relevant quarter.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation:

	Three Months Ended March 31,
	2024	2023
Management fees	$587	$55
Income incentive allocation	4,308	2,942
Capital gains incentive allocation	—	—
Total	$4,895	$2,997
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$1,950	$1,905
Acquisition and transaction expenses	317	100
Total	$2,267	$2,005
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
The following table summarizes amounts due to the Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Accrued management fees	$811	$224
Other payables	5,895	6,200
As of March 31, 2024 and December 31, 2023, there were no receivables from the Manager.
12. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment develops and manufactures through a joint venture, and repairs and sells, through our maintenance facility and exclusivity arrangements, aftermarket components for aircraft engines. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include V2500 engines within the Aerospace Products segment. Prior periods have been restated to reflect the change in accordance with the requirements ASC 280, Segment Reporting. See Note 2 for additional information.
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
We believe that net income (loss) attributable to shareholders, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to shareholders as determined in accordance with U.S. GAAP. The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2024

	Three Months Ended March 31, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$50,846	$—	$2,315	$53,161
Maintenance revenue	45,790	—	—	45,790
Asset sales revenue	38,607	—	—	38,607
Aerospace products revenue	—	189,057	—	189,057
Other revenue	67	—	12	79
Total revenues	$135,310	$189,057	$2,327	$326,694

Expenses
Cost of sales	31,889	110,915	—	142,804
Operating expenses	8,207	7,470	9,640	25,317
General and administrative	—	—	3,683	3,683
Acquisition and transaction expenses	2,761	246	3,172	6,179
Management fees and incentive allocation to affiliate	—	—	4,895	4,895
Depreciation and amortization	46,084	933	2,903	49,920
Asset impairment	962	—	—	962
Interest expense	—	—	47,707	47,707
Total expenses	89,903	119,564	72,000	281,467

Other income (expense)
Equity in losses of unconsolidated entities	(146)	(521)	—	(667)
Other income	369	—	265	634
Total other income (expense)	223	(521)	265	(33)
Income (loss) before income taxes	45,630	68,972	(69,408)	45,194
Provision for income taxes	3,033	2,539	—	5,572
Net income (loss)	42,597	66,433	(69,408)	39,622
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders	$42,597	$66,433	$(77,743)	$31,287

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended March 31, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$104,807	$70,277	$(10,983)	$164,101
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(667)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				548
Less: Interest expense and dividends on preferred shares				(56,042)
Less: Depreciation and amortization expense				(59,122)
Less: Incentive allocations				(4,308)
Less: Asset impairment charges				(962)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(6,179)
Less: Equity-based compensation expense				(510)
Less: Provision for income taxes				(5,572)
Net income attributable to shareholders				$31,287

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$868	$5,686	$—	$6,554
Asia	25,119	28,500	2,327	55,946
Europe	71,044	67,716	—	138,760
North America	20,847	81,372	—	102,219
South America	17,432	5,783	—	23,215
Total revenues	$135,310	$189,057	$2,327	$326,694

Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of March 31, 2024:

Operating Leases
Remainder of 2024	$166,744
2025	159,168
2026	116,318
2027	83,743
2028	75,298
Thereafter	65,948
Total	$667,219

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

II. For the Three Months Ended March 31, 2023

	Three Months Ended March 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$48,830	$—	$7,148	$55,978
Maintenance revenue	35,141	—	—	35,141
Asset sales revenue	108,691	—	—	108,691
Aerospace products revenue	—	85,113	—	85,113
Other revenue	6,378	—	1,417	7,795
Total revenues	$199,040	$85,113	$8,565	$292,718

Expenses
Cost of sales	92,234	53,436	—	145,670
Operating expenses	7,088	3,655	11,791	22,534
General and administrative	—	—	4,067	4,067
Acquisition and transaction expenses	1,462	755	1,045	3,262
Management fees and incentive allocation to affiliate	—	—	2,997	2,997
Depreciation and amortization	38,140	86	2,700	40,926
Asset impairment	1,220	—	—	1,220
Interest expense	—	—	39,292	39,292
Total expenses	140,144	57,932	61,892	259,968

Other income (expense)
Equity in losses of unconsolidated entities	(99)	(1,236)	—	(1,335)
Other income	8	—	—	8
Total other expense	(91)	(1,236)	—	(1,327)
Income (loss) before income taxes	58,805	25,945	(53,327)	31,423
Provision for income taxes	995	916	115	2,026
Net income (loss)	57,810	25,029	(53,442)	29,397
Less: Dividends on preferred shares	—	—	6,791	6,791
Net income (loss) attributable to shareholders	$57,810	$25,029	$(60,233)	$22,606

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended March 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$107,556	$27,377	$(7,277)	$127,656
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,335)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				696
Less: Interest expense and dividends on preferred shares				(46,083)
Less: Depreciation and amortization expense				(48,770)
Less: Incentive allocations				(2,942)
Less: Asset impairment charges				(1,220)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(3,262)
Less: Equity-based compensation expense				(108)
Less: Provision for income taxes				(2,026)
Net income attributable to shareholders				$22,606
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended March 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$875	$—	$875
Asia	17,766	—	8,565	26,331
Europe	52,365	25,966	—	78,331
North America	115,665	56,996	—	172,661
South America	13,244	1,276	—	14,520
Total	$199,040	$85,113	$8,565	$292,718
III. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	March 31, 2024	December 31, 2023
Property, plant and equipment and leasing equipment, net
Africa	$17,975	$18,380
Asia	500,841	478,120
Europe	1,063,424	934,817
North America	435,248	416,811
South America	214,342	229,460
Total property, plant and equipment and leasing equipment, net	$2,231,830	$2,077,588
13. EARNINGS PER SHARE AND EQUITY
Basic earnings per ordinary share (“EPS”) is calculated by dividing net income attributable to shareholders by the weighted average number of ordinary shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to shareholders by the weighted average number of ordinary shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The calculation of basic and diluted EPS is presented below:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Net income	$39,622	$29,397
Less: Net income attributable to non-controlling interests in consolidated subsidiaries	—	—
Less: Dividends on preferred shares	8,335	6,791
Net income attributable to shareholders	$31,287	$22,606
Weighted Average Ordinary Shares Outstanding - Basic	100,245,905	99,728,245
Weighted Average Ordinary Shares Outstanding - Diluted	100,960,065	100,974,100

Earnings per share:
Basic	$0.31	$0.23
Diluted	$0.31	$0.22
For the three months ended March 31, 2024 and 2023, 0 and 57,175 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the three months ended March 31, 2024 and 2023, we issued 0 and 12,165 ordinary shares to certain directors as compensation.
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
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease. Under the agreements, we provide certain guarantees at the end of the lease term for the condition of the aircraft engines that were sold to the buyer. The guarantees are valued at $7.1 million and $6.8 million as of March 31, 2024 and December 31, 2023, respectively, and are reflected as a component of Other liabilities.
Given variability in the condition of the engines at the end of the lease terms, which range from 4 to 9 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at March 31, 2024 was $34.7 million, which is not reasonably expected.
15. SUBSEQUENT EVENTS
Senior Notes due 2031
On April 11, 2024, we issued $700 million aggregate principal amount of senior unsecured notes due 2031 (the “Senior Notes due 2031”). The Senior Notes due 2031 bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2024. Using a portion of the net proceeds, the Company completed a cash tender offer for $324.6 million aggregate principal amount of 2025 Notes validly tendered on April 11, 2024. Holders whose notes were accepted for purchase received equal consideration per $1,000 principal amount of 2025 Notes, plus accrued and unpaid interest to, but not including, April 11, 2024. The Company used the remaining net proceeds to redeem the remaining $325.4 million aggregate principal amount of 2025 Notes, plus accrued and unpaid interest, and for general corporate purposes.
Dividends
On April 25, 2024, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended March 31, 2024, payable on May 21, 2024 to the holders of record on May 10, 2024.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Additionally, on April 25, 2024, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively, payable on June 14, 2024 to the holders of record on June 3, 2024.

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
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through our maintenance facility and exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. We are externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which has a dedicated team of experienced professionals focused on the acquisition of transportation assets since 2002. As of March 31, 2024, we had total consolidated assets of $3.2 billion and total equity of $177.6 million.
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of March 31, 2024, eight aircraft and seventeen engines were still located in Russia.
Our lessees are required to provide insurance coverage with respect to leased aircraft and engines, and we are named as insureds under those policies in the event of a total loss of an aircraft or engine. We also purchase insurance which provides us with coverage when our aircraft or engines are not subject to a lease or where a lessee’s policy fails to indemnify us. The insured value of the aircraft and engines that remain in Russia is approximately $210.7 million. We intend to pursue all of our claims under these policies. However, the timing and amount of any recoveries under these policies are uncertain.
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

Comparison of the three months ended March 31, 2024 and 2023
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Lease income	$53,161	$55,978	$(2,817)
Maintenance revenue	45,790	35,141	10,649
Asset sales revenue	38,607	108,691	(70,084)
Aerospace products revenue	189,057	85,113	103,944
Other revenue	79	7,795	(7,716)
Total revenues	326,694	292,718	33,976

Expenses
Cost of sales	142,804	145,670	(2,866)
Operating expenses	25,317	22,534	2,783
General and administrative	3,683	4,067	(384)
Acquisition and transaction expenses	6,179	3,262	2,917
Management fees and incentive allocation to affiliate	4,895	2,997	1,898
Depreciation and amortization	49,920	40,926	8,994
Asset impairment	962	1,220	(258)
Interest expense	47,707	39,292	8,415
Total expenses	281,467	259,968	21,499

Other (expense) income
Equity in losses of unconsolidated entities	(667)	(1,335)	668
Other income	634	8	626
Total other expense	(33)	(1,327)	1,294
Income from before income taxes	45,194	31,423	13,771
Provision for income taxes	5,572	2,026	3,546
Net income	39,622	29,397	10,225
Less: Dividends on preferred shares	8,335	6,791	1,544
Net income attributable to shareholders	$31,287	$22,606	$8,681

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net income attributable to shareholders	$31,287	$22,606	$8,681
Add: Provision for income taxes	5,572	2,026	3,546
Add: Equity-based compensation expense	510	108	402
Add: Acquisition and transaction expenses	6,179	3,262	2,917
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	962	1,220	(258)
Add: Incentive allocations	4,308	2,942	1,366
Add: Depreciation and amortization expense (1)	59,122	48,770	10,352
Add: Interest expense and dividends on preferred shares	56,042	46,083	9,959
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(548)	(696)	148
Less: Equity in losses of unconsolidated entities	667	1,335	(668)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$164,101	$127,656	$36,445
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) depreciation and amortization expense of $49,920 and $40,926, (ii) lease intangible amortization of $3,976 and $3,983 and (iii) amortization for lease incentives of $5,226 and $3,861, respectively.
(2) Includes the following items for the three months ended March 31, 2024 and 2023: (i) net loss of $667 and $1,335, (ii) depreciation and amortization expense of $119 and $400, and (iii) acquisition and transaction expenses of $0 and $239, respectively.
Revenues
Comparison of the three months ended March 31, 2024 and 2023
Total revenues increased $34.0 million primarily due to an increase in Aerospace products revenue and Maintenance revenue, partially offset by decreases in Asset sales revenue, Lease income, and Other revenue.
Aerospace products revenue increased $103.9 million primarily driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2024.
Maintenance revenue increased $10.6 million primarily due to an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.
Asset sales revenue decreased $70.1 million primarily due to a decrease in the sale of commercial aircraft and engines in our Aviation Leasing segment.
Other revenue decreased $7.7 million primarily due to a decrease in end-of-lease redelivery compensation.
Lease income decreased $2.8 million primarily due to a decrease in leasing income of the Offshore Energy business as one of our vessels was off-hire in 2024 compared to on-hire in 2023.
Expenses
Comparison of the three months ended March 31, 2024 and 2023
Total expenses increased $21.5 million, primarily due to higher (i) Depreciation and amortization expense, (ii) Interest expense, (iii) Acquisition and transaction expenses, (iv) Operating expenses and (v) Management fees and incentive allocation to affiliate, partially offset by lower (vi) Cost of sales.
Depreciation and amortization increased $9.0 million primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Interest expense increased $8.4 million, which reflects an increase in the average debt outstanding of approximately $417.1 million primarily due to an increase in the (i) Senior Notes due 2030 of $496.8 million, which were issued in November 2023, partially offset by a decrease in the (ii) Revolving Credit Facility of $78.3 million.
Acquisition and transaction expenses increased $2.9 million primarily due to higher professional fees related to strategic transactions.

Operating expenses increased $2.8 million primarily due to an increase in repairs and maintenance expense, professional fees and shipping and storage fees, as well as increase in commission expenses due to the increase in sales from the used material program, partially offset by decreases in the Offshore Energy business in crew expenses, project costs and other operating expenses as one of our vessels was off-hire in 2024.
Management fees and incentive allocation to affiliate increased $1.9 million primarily due to an increase in incentive fee due to the Manager driven by an increase in net income.
Cost of sales decreased $2.9 million primarily as a result of a decrease in asset sales, partially offset by an increase in Aerospace Product sales.
Other income (expense)
Total other expense decreased $1.3 million primarily due to a decrease of $0.7 million in the proportionate share of unconsolidated entities’ net loss.
Net income (loss)
Net income increased $10.2 million primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $36.4 million primarily due to the changes noted above.
Aviation Leasing Segment

As of March 31, 2024, in our Aviation Leasing segment, we own and manage 380 aviation assets, consisting of 103 commercial aircraft and 277 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of March 31, 2024, 82 of our commercial aircraft and 184 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 78% utilized during the three months ended March 31, 2024, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 44 months, and our engines currently on-lease have an average remaining lease term of 19 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2024	5	91	96
Purchases	—	17	17
Sales	—	—	—
Transfers	—	(10)	(10)
Assets at March 31, 2024	5	98	103

Engines
Assets at January 1, 2024	32	235	267
Purchases	2	23	25
Sales	(4)	—	(4)
Transfers	—	(11)	(11)
Assets at March 31, 2024	30	247	277

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Lease income	$50,846	$48,830	$2,016
Maintenance revenue	45,790	35,141	10,649
Asset sales revenue	38,607	108,691	(70,084)
Other revenue	67	6,378	(6,311)
Total revenues	135,310	199,040	(63,730)

Expenses
Cost of sales	31,889	92,234	(60,345)
Operating expenses	8,207	7,088	1,119
Acquisition and transaction expenses	2,761	1,462	1,299
Depreciation and amortization	46,084	38,140	7,944
Asset impairment	962	1,220	(258)
Total expenses	89,903	140,144	(50,241)

Other income (expense)
Equity in losses of unconsolidated entities	(146)	(99)	(47)
Other income	369	8	361
Total other income (expense)	223	(91)	314
Income before income taxes	45,630	58,805	(13,175)
Provision for income taxes	3,033	995	2,038
Net income attributable to shareholders	$42,597	$57,810	$(15,213)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net income attributable to shareholders	$42,597	$57,810	$(15,213)
Add: Provision for (benefit from) income taxes	3,033	995	2,038
Add: Equity-based compensation expense	105	22	83
Add: Acquisition and transaction expenses	2,761	1,462	1,299
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	962	1,220	(258)
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	55,286	45,984	9,302
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(83)	(36)	(47)
Less: Equity in losses of unconsolidated entities	146	99	47
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$104,807	$107,556	$(2,749)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) depreciation expense of $46,084 and $38,140, (ii) lease intangible amortization of $3,976 and $3,983 and (iii) amortization for lease incentives of $5,226 and $3,861, respectively.
(2) Includes the following items for the three months ended March 31, 2024 and 2023: (i) net loss of $146 and $99 and (ii) depreciation and amortization of $63 and $63, respectively.
Comparison of the three months ended March 31, 2024 and 2023
Revenues
Total revenue decreased $63.7 million driven by a decrease in asset sales revenue and other revenue, partially offset by an increase in maintenance revenue and lease income.
•Asset sales revenue decreased $70.1 million primarily due to a decrease in the sale of commercial aircraft and engines.
•Other revenue decreased $6.3 million primarily due to a decrease in end-of-lease redelivery compensation.
•Maintenance revenue increased $10.6 million primarily due to an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.
•Lease income increased $2.0 million primarily due to an increase in the number of aircraft and engines placed on lease during the year, partially offset by an increase in the number of aircraft and engines redelivered.
Expenses
Total expenses decreased $50.2 million primarily driven by a decrease in cost of sales, partially offset by an increase in depreciation and amortization, acquisition and transaction expenses, and operating expenses.
•Cost of sales decreased $60.3 million primarily as a result of a decrease in asset sales.
•Depreciation and amortization expense increased $7.9 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Acquisition and transaction expenses increased $1.3 million driven by higher compensation and related costs associated with the acquisition of aviation leasing equipment.
•Operating expenses increased $1.1 million driven by an increase in professional fees and repairs and maintenance expenses, partially offset by a decrease in shipping and storage fees and insurance expense.
Other income (expense)
Total other income increased $0.3 million primarily due to an increase in interest income, partially offset by an increase in Aviation Leasing’s proportionate share of unconsolidated entities’ net loss.
Net income
Net income decreased $15.2 million primarily due to the changes noted above.

Provision for income taxes
The provision for income taxes increased $2.0 million primarily due to the Company reducing a portion of the deferred tax asset of $46.6 million in connection with a tax law change in Bermuda, which was recorded at December 31, 2023. See Note 10 to the consolidated financial statements for additional information.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.7 million primarily due to the changes noted above.
Aerospace Products Segment
The Aerospace Products segment develops and manufactures through a joint venture, repairs and sells through our maintenance facility and exclusivity arrangements, aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. Our engine and module sales are facilitated through The Module Factory, a dedicated commercial maintenance program, designed to focus on modular repair and refurbishment of CFM56-7B and CFM56-5B engines, performed by a third party. Used serviceable material is sold through our exclusive partnership with AAR Corp, who is responsible for the teardown, repair, marketing and sales of spare parts from our CFM56 engine pool. In December 2023, we acquired the remaining interest in Quick Turn Engine Center LLC or “QuickTurn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. Refer to Note 3 “Acquisition of QuickTurn”, for additional information. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Aerospace products revenue	189,057	85,113	103,944

Expenses
Cost of sales	110,915	53,436	57,479
Operating expenses	7,470	3,655	3,815
Acquisition and transaction expenses	246	755	(509)
Depreciation and amortization	933	86	847
Total expenses	119,564	57,932	61,632

Other expense
Equity in losses of unconsolidated entities	(521)	(1,236)	715
Total other expense	(521)	(1,236)	715
Income before income taxes	68,972	25,945	43,027
Provision for income taxes	2,539	916	1,623
Net income attributable to shareholders	$66,433	$25,029	$41,404

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net income attributable to shareholders	$66,433	$25,029	$41,404
Add: Provision for income taxes	2,539	916	1,623
Add: Equity-based compensation expense	70	15	55
Add: Acquisition and transaction expenses	246	755	(509)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	933	86	847
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(465)	(660)	195
Less: Equity in losses of unconsolidated entities	521	1,236	(715)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$70,277	$27,377	$42,900
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) net loss of $521 and $1,236, (ii) depreciation and amortization expense of $56 and $337, and (iii) acquisition and transaction expenses of $0 and $239, respectively.
Comparison of the three months ended March 31, 2024 and 2023
Revenues
Total Aerospace Products revenue increased $103.9 million primarily driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2024.
Expenses
Total expenses increased $61.6 million primarily due to an increase in costs of sales, operating expenses and depreciation and amortization.
•Cost of sales increased $57.5 million primarily as a result of an increase in Aerospace Product sales.
•Operating expenses increased $3.8 million primarily driven by an increase in commission expenses due to the increase in sales from the used material program as well as increases in shipping and storage fees, professional fees and other operating expenses.
Other expense
Total other expense decreased $0.7 million due to a decrease in our proportionate share of unconsolidated entities’ net loss.
Net income
Net income increased $41.4 million primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $42.9 million primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Lease income	$2,315	$7,148	$(4,833)
Other revenue	12	1,417	(1,405)
Total revenues	2,327	8,565	(6,238)

Expenses
Operating expenses	9,640	11,791	(2,151)
General and administrative	3,683	4,067	(384)
Acquisition and transaction expenses	3,172	1,045	2,127
Management fees and incentive allocation to affiliate	4,895	2,997	1,898
Depreciation and amortization	2,903	2,700	203
Interest expense	47,707	39,292	8,415
Total expenses	72,000	61,892	10,108

Other income
Other income	265	—	265
Total other income	265	—	265
Loss before income taxes	(69,408)	(53,327)	(16,081)
Provision for income taxes	—	115	(115)
Net loss	(69,408)	(53,442)	(15,966)
Less: Dividends on preferred shares	8,335	6,791	1,544
Net loss attributable to shareholders	$(77,743)	$(60,233)	$(17,510)
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net loss attributable to shareholders	$(77,743)	$(60,233)	$(17,510)
Add: Provision for income taxes	—	115	(115)
Add: Equity-based compensation expense	335	71	264
Add: Acquisition and transaction expenses	3,172	1,045	2,127
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	4,308	2,942	1,366
Add: Depreciation and amortization expense	2,903	2,700	203
Add: Interest expense and dividends on preferred shares	56,042	46,083	9,959
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(10,983)	$(7,277)	$(3,706)
Comparison of the three months ended March 31, 2024 and 2023
Revenues
Total revenues decreased $6.2 million primarily due to a decrease in the Offshore Energy business as one of our vessels was off-hire in 2024 compared to on-hire in 2023.

Expenses
Total expenses increased $10.1 million primarily due to higher (i) Interest expense, (ii) Acquisition and transaction expenses, (iii) Management fees and incentive allocation to affiliate, partially offset by lower (iv) Operating expenses.
•Interest expense increased $8.4 million, which reflects an increase in the average debt outstanding of approximately $417.1 million primarily due to an increase in the (i) Senior Notes due 2030 of $496.8 million, which were issued in November 2023, partially offset by a decrease in the (ii) Revolving Credit Facility of $78.3 million.
•Acquisition and transaction expense increased $2.1 million primarily due to higher professional fees related to strategic transactions.
•Management fees and incentive allocation to affiliate increased $1.9 million primarily due to an increase in incentive fee due to the Manager driven by an increase in net income.
•Operating expenses decreased $2.2 million primarily due to decreases in the Offshore Energy business in crew expenses, project costs and other operating expenses as one of our vessels was off-hire in 2024.
Other income
Total other income increased $0.3 million which primarily reflects an increase in bank fees and expenses.
Net loss
Net loss increased $16.0 million primarily due to the changes noted above.
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
•Cash used for the purpose of making investments was $303.0 million and $167.0 million during the three months ended March 31, 2024 and 2023, respectively.
•Distributions to shareholders, including cash dividends, were $38.4 million and $36.7 million during the three months ended March 31, 2024 and 2023, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $9.4 million and $48.8 million during the three months ended March 31, 2024 and 2023, respectively.
•During the three months ended March 31, 2024, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $210.0 million and $35.0 million, respectively. During the three months ended March 31, 2023, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $145.0 million and $220.0 million, respectively.
•Proceeds from the sale of assets were $128.4 million and $153.7 million during the three months ended March 31, 2024 and 2023, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs, were $61.7 million during the three months ended March 31, 2023.
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

Historical Cash Flow
Comparison of the three months ended March 31, 2024 and 2023
The following table compares the historical cash flow for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flow Data:
Net cash (used in) provided by operating activities	$(345)	$38,697
Net cash used in investing activities	(169,213)	(12,323)
Net cash provided by (used in) financing activities	144,026	(38,445)

Net cash provided by operating activities decreased $39.0 million, which primarily reflects certain adjustments to reconcile net income to cash provided by operating activities including (i) Changes in net working capital of $44.7 million and an increase in (ii) Gain on sale of assets, net of $26.4 million, partially offset by an increase in (iii) Depreciation and amortization of $9.0 million, a decrease in (iv) Security deposits and maintenance claims included in earnings of $7.4 million, and increases in (v) net income of $10.2 million, (vi) Change in deferred income taxes of $2.9 million, and (vii) Change in fair value of guarantees of $1.5 million.
Net cash used in investing activities increased $156.9 million, primarily due to (i) an increase in Acquisitions of leasing equipment of $149.5 million, (ii) lower Proceeds from the sale of leasing equipment of $25.3 million, (iii) higher Purchase deposits for acquisitions of $15.6 million, partially offset by (iv) a decrease in Investment in unconsolidated entities of $19.5 million and (v) a decrease in Acquisitions of lease intangibles of $9.5 million.
Net cash provided by financing activities increased $182.5 million, primarily due to (i) a decrease in Repayment of debt of $185.0 million and (ii) an increase in Proceeds from debt of $65.0 million, partially offset by (iii) a decrease in proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs of $61.7 million and (iv) and increase in Release of maintenance deposits of $3.1 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2024, we had outstanding principal and interest payment obligations of $2.7 billion and $0.7 billion, respectively, of which only interest payments of $191.6 million are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of March 31, 2024, we had outstanding operating and finance lease obligations of $2.2 million, of which $0.9 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $120.0 million and $33.3 million on our ordinary shares and preferred shares, respectively.
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
Critical Accounting Estimates and Policies
There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $1.8 million or a decrease of approximately $1.8 million in interest expense over the next 12 months.
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
The agreements governing our indebtedness, including, but not limited to, the indentures governing our senior unsecured notes due 2027, 2028, 2030 and 2031 (“Senior Notes”) and the second amended and restated revolving credit facility entered into on September 20, 2022, as (the “Revolving Credit Facility”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently face or otherwise anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement among over 140 countries delineating an implementation plan, on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax, on December 15, 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and on February 2, 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 signatory jurisdictions. Numerous countries, including European Union member states, have enacted or are expected to enact minimum tax legislation to be effective as early as January 1, 2024, with additional elements of the minimum tax expected to be effective on or after January 1, 2025. Additionally, On December 27, 2023, Bermuda enacted a corporate tax regime with a 15% rate (the “Bermuda CIT”) and with requirements similar to those of the OECD’s minimum tax proposal. The Bermuda CIT will be effective for tax years beginning on or after January 1, 2025 (see footnote 10 to our consolidated financial statements entitled “Income Taxes” included elsewhere in this Quarterly Report). As a result of these developments, the tax laws of certain countries in which we and our affiliates do business are expected to change (and could change on a retroactive basis) and certain of such changes are expected to increase our liabilities for taxes (and possibly interest and penalties) and therefore could harm our business, cash flows, results of operations and financial position. In addition, a portion of certain of our or our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.

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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of March 31, 2024, rights relating to 616,177 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	3.2	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.3	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.4	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.5	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	3.6	Form of Certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.7	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.8	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.9	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	4.1	Indenture, dated July 28, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.2	Form of global note representing the Company’s 9.75% senior unsecured notes due 2027 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.3	2027 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.4	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.5	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.6	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.7	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.8	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.9	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.10	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.11	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.12	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 of the Company’s Annual Report on Form 10-K, filed on February 26, 2024).
†	10.1	Management and Advisory Agreement, dated as of July 31, 2022, between the Company, FTAI Aviation Ltd., the Subsidiaries that are party thereto and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
†	10.2	Services and Profit Sharing Agreement, dated November 10, 2022, by and among FTAI Aviation Holdco Ltd., the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.3	Amended and Restated Registration Rights Agreement, dated November 10, 2022, by and among FTAI Aviation Ltd., the Company, Fortress Worldwide Transportation and Infrastructure Master GP LLC and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
†	10.4	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023.
†	10.5	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).

	Exhibit No.	Description
†	10.6	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.7	Form of Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
	10.8	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	10.9	Second Amended and Restated Credit Agreement, dated as of September 20, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 21, 2022).
	10.10	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 22, 2022, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
	10.11	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 10, 2023, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed April 27, 2023).
	10.12	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	April 26, 2024
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	April 26, 2024
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer