Form 10-Q
period 2024-06-30
FTAI Aviation Ltd.
filed 2024-08-09
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386
FTAI AVIATION LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands		98-1420784
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

415 West 13th Street, 7th Floor	New York	NY	10014
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (332) 239-7600
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Ordinary shares, $0.01 par value per share	FTAI	The Nasdaq Global Select Market
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAIP	The Nasdaq Global Select Market
8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares	FTAIO	The Nasdaq Global Select Market
8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares	FTAIN	The Nasdaq Global Select Market
9.50% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares	FTAIM	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,211,402 ordinary shares outstanding representing limited liability company interests at August 7, 2024.

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
•our ability to attract and retain highly skilled management and other personnel;
•risks relating to the Company entering into an Internalization Agreement (the “Internalization Agreement”) with FIG LLC (the “Former Manager”) and the impact on the Company’s management functions and business operations;

•volatility in the market price of our shares;
•the inability to pay dividends to our shareholders in the future;
•impacts from our past and future acquisitions, and our ability to successfully integrate acquired assets and assumed liabilities; and
•other risks described in the “Risk Factors” section of this report.
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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	2	$169,485	$90,756
Restricted cash		150	150
Accounts receivable, net	2	154,051	115,156
Leasing equipment, net	4	2,202,866	2,032,413
Property, plant, and equipment, net	2	33,078	45,175
Investments	5	19,886	22,722
Intangible assets, net	6	42,138	50,590
Goodwill	3	4,630	4,630
Inventory, net	2	373,282	316,637
Other assets	2	449,686	286,456
Total assets		$3,449,252	$2,964,685

Liabilities
Accounts payable and accrued liabilities		$128,708	$112,907
Debt, net	7	3,077,596	2,517,343
Maintenance deposits	2	75,939	65,387
Security deposits	2	41,536	41,065
Other liabilities		55,906	52,100
Total liabilities		$3,379,685	$2,788,802

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,211,402 and 100,245,905 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)		$1,022	$1,002
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 15,920,000 and 15,920,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)		159	159
Additional paid in capital		330,419	255,973
Accumulated deficit		(262,033)	(81,785)
Shareholders' equity		69,567	175,349
Non-controlling interest in equity of consolidated subsidiaries		—	534
Total equity		69,567	175,883
Total liabilities and equity		$3,449,252	$2,964,685

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2024	2023	2024	2023
Revenues
Lease income		$70,754	$59,541	$123,915	$115,519
Maintenance revenue		51,187	42,065	96,977	77,206
Asset sales revenue		72,433	76,836	111,040	185,527
Aerospace products revenue		245,200	92,725	434,257	177,838
Other revenue		4,020	3,178	4,099	10,973
Total revenues	12	443,594	274,345	770,288	567,063

Expenses
Cost of sales		205,857	104,532	348,661	250,202
Operating expenses	2	29,099	24,797	54,416	47,331
General and administrative		2,969	3,188	6,652	7,255
Acquisition and transaction expenses		8,019	2,672	14,198	5,934
Management fees and incentive allocation to affiliate	11	3,554	5,563	8,449	8,560
Internalization fee to affiliate	15	300,000	—	300,000	—
Depreciation and amortization	4, 6	56,691	38,514	106,611	79,440
Asset impairment		—	—	962	1,220
Interest expense		55,196	38,499	102,903	77,791
Total expenses		661,385	217,765	942,852	477,733

Other (expense) income
Equity in losses of unconsolidated entities	5	(694)	(380)	(1,361)	(1,715)
Loss on extinguishment of debt		(13,920)	—	(13,920)	—
Other (expense) income		(498)	408	136	416
Total other (expense) income		(15,112)	28	(15,145)	(1,299)
(Loss) income before income taxes		(232,903)	56,608	(187,709)	88,031
(Benefit from) provision for income taxes	10	(13,033)	1,855	(7,461)	3,881
Net (loss) income		(219,870)	54,753	(180,248)	84,150
Less: Dividends on preferred shares		8,335	8,335	16,670	15,126
Net (loss) income attributable to shareholders		$(228,205)	$46,418	$(196,918)	$69,024

(Loss) Earnings per share:	13
Basic		$(2.26)	$0.47	$(1.96)	$0.69
Diluted		$(2.26)	$0.46	$(1.96)	$0.69

Weighted average shares outstanding:
Basic		100,958,524	99,732,179	100,602,214	99,730,223
Diluted		100,958,524	100,462,277	100,602,214	100,314,508

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2024
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$534	$175,883
Net income				39,622		39,622
Total comprehensive income				39,622		39,622
Dividends declared - ordinary shares			(30,074)			(30,074)
Dividends declared - preferred shares			(8,335)			(8,335)
Equity-based compensation			510			510
Equity - March 31, 2024	$1,002	$159	$218,074	$(42,163)	$534	$177,606
Net loss				(219,870)		(219,870)
Total comprehensive loss				(219,870)		(219,870)
Purchase of non-controlling interest					(534)	(534)
Dividends declared - ordinary shares			(30,074)			(30,074)
Dividends declared - preferred shares			(8,335)			(8,335)
Issuance of ordinary shares	20		150,116			150,136
Equity-based compensation			638			638
Equity - June 30, 2024	$1,022	$159	$330,419	$(262,033)	$—	$69,567

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2023
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$524	$19,402
Net income				29,397		29,397
Total comprehensive income				29,397		29,397
Issuance of ordinary shares			230			230
Dividends declared - ordinary shares			(29,919)			(29,919)
Issuance of preferred shares		26	61,703			61,729
Dividends declared - preferred shares			(6,791)			(6,791)
Equity-based compensation			108			108
Equity - March 31, 2023	$997	$159	$368,681	$(296,205)	$524	$74,156
Net income				54,753		54,753
Total comprehensive income				54,753		54,753
Contributions from non-controlling interest					10	10
Issuance of ordinary shares			159			159
Dividends declared - ordinary shares			(29,935)			(29,935)
Dividends declared - preferred shares			(8,335)			(8,335)
Equity-based compensation			510			510
Equity - June 30, 2023	$997	$159	$331,080	$(241,452)	$534	$91,318

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(180,248)	$84,150
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	1,361	1,715
Gain on sale of net assets	(146,084)	(75,960)
Security deposits and maintenance claims included in earnings	(5,298)	(12,215)
Loss on extinguishment of debt	13,920	—
Equity-based compensation	1,148	618
Non-cash termination fee to affiliate	150,000	—
Depreciation and amortization	106,611	79,440
Asset impairment	962	1,220
Change in deferred income taxes	(9,724)	3,127
Change in fair value of guarantees	(1,041)	(1,902)
Amortization of lease intangibles and incentives	18,320	18,264
Amortization of deferred financing costs	5,107	4,190
Provision for credit losses	120	1,032
Other	(157)	(658)
Change in:
Accounts receivable	(44,105)	(21,918)
Inventory	(58,997)	11
Other assets	(10,426)	(2,583)
Accounts payable and accrued liabilities	(19,659)	(15,350)
Management fees payable to affiliate	(6,217)	1,892
Other liabilities	(3,229)	2,168
Net cash (used in) provided by operating activities	(187,636)	67,241

Cash flows from investing activities:
Investment in unconsolidated entities	—	(19,500)
Principal collections on finance leases	866	1,939
Principal collections on notes receivable	2,862	1,624
Acquisition of leasing equipment	(436,180)	(325,462)
Investments in notes and financing receivable	(19,750)	—
Acquisition of property, plant and equipment	(2,471)	(2,298)
Acquisition of lease intangibles	1,174	(10,795)
Investment in promissory notes	—	(11,500)
Purchase deposits for acquisitions	(104,654)	(11,200)
Proceeds from sale of net assets	333,660	273,229
Proceeds for deposit on sale of aircraft and engine	4,580	1,817
Receipt of deposits for sale of aircraft and engine	—	300
Return of purchase deposits	530	—
Net cash used in investing activities	$(219,383)	$(101,846)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from debt	$1,839,250	$325,000
Repayment of debt	(1,287,373)	(330,000)
Payment of deferred financing costs	(10,245)	(1,437)
Receipt of security deposits	3,976	5,577
Return of security deposits	—	(1,295)
Receipt of maintenance deposits	21,429	18,070
Release of maintenance deposits	(3,938)	—
Capital contributions from non-controlling interests	(534)	10
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	61,729
Cash dividends - ordinary shares	(60,148)	(59,854)
Cash dividends - preferred shares	(16,669)	(15,126)
Net cash provided by financing activities	$485,748	$2,674

Net increase (decrease) in cash and cash equivalents and restricted cash	78,729	(31,931)
Cash and cash equivalents and restricted cash, beginning of period	90,906	53,065
Cash and cash equivalents and restricted cash, end of period	$169,635	$21,134

Supplemental disclosure of non-cash investing and financing activities:
Transfers from leasing equipment to inventory	$70,897	$(8,421)
Transfers from inventory to leasing equipment	(98,192)	73,329
Sale on and issuance of promissory notes	37,367	12,538
Acquisition of leasing equipment in accrued expenses	(17,975)	(3,100)
Purchase deposits reclassified to leasing equipment	(12,108)	(6,371)
Settled security deposits	(4,077)	(2,406)
Settled maintenance deposits	(24,536)	(11,532)

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
Prior to May 28, 2024, FTAI Aviation Ltd. operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), and Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), each an affiliate of Fortress Investment Group LLC (“Fortress”). For their services, the Former Manager was entitled to management fees and the Master GP was entitled to certain incentive allocations, both defined in, and in accordance with the terms of, the Management Agreement. On May 28, 2024, the Company entered into an Internalization Agreement with the Former Manager and the Master GP (the “Internalization Agreement”), pursuant to which the Management Agreement was terminated effective May 28, 2024 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions (such transactions, the “Internalization”). As a result of the Internalization, the Company ceased to be externally managed and operates as an internally managed company. In connection with the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) $150.0 million (the “Cash Consideration”), the compensation accrued and payable, but not yet paid, under the Management Agreement, and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) 1,866,949 ordinary shares of the Company (the “Share Consideration”); and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30. In addition, the Former Manager will repay to the Company certain annual bonus payments due to certain employees of the Former Manager or its affiliates who provide services to the Company with respect to the 2024 calendar year on a pro rata basis. The Company financed the cash payments through one or more debt financings, along with cash on hand.
On May 28, 2024, the Company also entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Former Manager. Under the Transition Services Agreement, the Former Manager is required to continue to provide the Company and its affiliates with all of the services provided by the Former Manager to the Company and its affiliates immediately prior to May 28, 2024 (the “Services”) for a transition period during which the Company will procure replacements for the Services. The Services will be provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, plus a mark-up of ten percent (10%). Unless the Transition Services Agreement is terminated earlier or the Company elects to terminate a Service by providing written notice to the Former Manager, the Former Manager is required to provide certain Services to the Company until October 31, 2024. In addition, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days.
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
Restructuring Charges—The termination of the Management Agreement was a material change in the management structure of the business and is accounted for under ASC 420, Exit or Disposal Cost Obligations. The termination fee payment to the

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Former Manager under the Internalization Agreement is recorded within Internalization Fee to Affiliate in the Consolidated Statements of Operations. See Note 15 for additional discussion of the restructuring charges related to the Internalization.
Reclassifications—Certain amounts from prior periods in the Company’s consolidated financial statements have been reclassified to align with the presentation in the current period.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned 19% and 13% of our revenue from one customer in the Aerospace Products segment during the three and six months ended June 30, 2024. We earned 10% and 11% of our revenue from one customer in the Aviation Leasing segment during the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, there was one customer in the Aerospace Products segment that represented 11% of total accounts receivable, net. As of December 31, 2023, no single customer accounted for greater than 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts and Credit Losses—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $72.2 million as of June 30, 2024 and December 31, 2023, respectively. We determine the credit loss reserve for note receivables, receivables related to finance leases and inventory sales. There was $0.1 million provision for credit losses for the three and six months ended June 30, 2024. There was provision for credit losses of $0.6 million and $1.0 million for the three and six months ended June 30, 2023, which is included in Operating expenses in the Consolidated Statements of Operations.
Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income represents net income, as presented in the Consolidated Statements of Operations.
Other Assets—Other assets is primarily comprised of lease incentives of $57.7 million and $43.5 million, purchase deposits of $46.0 million and $23.9 million, notes receivable of $125.2 million and $102.3 million, operating lease right-of-use assets, net of $3.3 million and $3.4 million, finance leases, net of $1.4 million and $3.0 million, maintenance right assets of $14.0 million and $16.3 million and prepaid expenses of $77.4 million and $7.8 million as of June 30, 2024 and December 31, 2023, respectively.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three and six months ended June 30, 2024 and 2023, the Board of Directors declared cash dividends of $0.30 and $0.60 per ordinary share, respectively.
Additionally, in the quarter ended June 30, 2024, the Board of Directors declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively.
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

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Total revenue	$281,545	$578,586
Net income attributable to shareholders	$45,198	$66,283
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2024	December 31, 2023
Leasing equipment	$2,802,983	$2,574,394
Less: Accumulated depreciation	(600,117)	(541,981)
Leasing equipment, net	$2,202,866	$2,032,413
We identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $0.0 million and $1.0 million, net of redelivery compensation, for the three and six months ended June 30, 2024, respectively. In comparison, for the three and six months ended June 30, 2023, respectively, the Company recognized transactional impairment charges of $0.0 million and $1.2 million, net of redelivery compensation.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense for leasing equipment	$55,658	$38,336	104,560	79,102

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2024	December 31, 2023
Advanced Engine Repair JV	Equity method	25%	$19,886	$21,040
Falcon MSN 177 LLC	Equity method	50%	—	1,682
Quick Turn Engine Center LLC	Equity method	50%*	—	—
			$19,886	$22,722
____________________________________
* 45% pro rata distribution of income until return of JV partner's initial investment
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2024 and 2023.
The following table presents our proportionate share of equity in losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advanced Engine Repair JV	$(633)	$681	$(1,154)	$273
Falcon MSN 177 LLC	(61)	(35)	(207)	(134)
Quick Turn Engine Center LLC	—	(1,026)	—	(1,854)
Total	$(694)	$(380)	$(1,361)	$(1,715)
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
On May 3, 2024, we purchased the remaining interest from S7 Aerospace for total cash consideration of $0.8 million and obtained full ownership of the aircraft with a 100% equity interest. On the acquisition date, the Company accounted for the Falcon investment on a consolidated basis and derecognized it as an equity method investment.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2024	December 31, 2023
Intangible assets
Acquired favorable lease intangibles	$66,535	$68,041
Less: Accumulated amortization	(26,082)	(19,347)
Acquired favorable lease intangibles, net	40,453	48,694
Acquired customer relationships	1,907	1,907
Less: Accumulated amortization	(222)	(11)
Acquired customer relationships, net	1,685	1,896
Total intangible assets, net	$42,138	$50,590

Intangible liabilities
Acquired unfavorable lease intangibles	$3,209	$3,151
Less: Accumulated amortization	(871)	(1,389)
Acquired unfavorable lease intangibles, net	$2,338	$1,762
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Lease intangibles	Lease income	$3,786	$3,616	$7,762	$7,599
Customer relationships	Depreciation and amortization	95	—	212	—
Total		$3,881	3,616	$7,974	7,599
As of June 30, 2024, estimated net annual amortization of intangibles is as follows:

Remainder of 2024	$7,603
2025	12,767
2026	9,331
2027	4,348
2028	3,759
Thereafter	1,992
Total	$39,800

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2024			December 31, 2023
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	$—
Total loans payable	—			—
Bonds payable
Senior Notes due 2025 (2)	—	6.50%	10/1/25	652,043
Senior Notes due 2027	130,907	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,001,567	5.50%	5/1/28	1,001,746
Senior Notes due 2030 (4)	496,884	7.88%	12/1/30	496,704
Senior Notes due 2031	700,000	7.00%	5/1/31	—
Senior Notes due 2032	800,000	7.00%	6/15/32	—
Total bonds payable	3,129,358			2,550,493

Debt	3,129,358			2,550,493
Less: Debt issuance costs	(51,762)			(33,150)
Total debt, net	$3,077,596			$2,517,343

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $866 at December 31, 2023 and an unamortized premium of $2,908 at December 31, 2023.
(3) Includes an unamortized premium of $1,567 and $1,746 at June 30, 2024 and December 31, 2023, respectively.
(4) Includes unamortized discount of $3,116 and $3,296 at June 30, 2024 and December 31, 2023, respectively.

Revolving Credit Facility—On May 23, 2024, the Company amended and restated its Revolving Credit Facility by executing a Third Amended and Restated Credit Agreement (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of September 20, 2022. The Amendment provides for revolving loans to be made available to the Company in an aggregate principal amount of up to $400.0 million, of which up to $25.0 million may be utilized for the issuance of letters of credit.
Senior Notes due 2031—On April 11, 2024, we issued $700.0 million aggregate principal amount of senior unsecured notes due 2031 (the “Senior Notes due 2031”). The Senior Notes due 2031 bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2024. Using a portion of the net proceeds, the Company completed a cash tender offer for $324.6 million aggregate principal amount of 2025 Notes validly tendered on April 11, 2024. Holders whose notes were accepted for purchase received equal consideration per $1,000 principal amount of 2025 Notes, plus accrued and unpaid interest to, but not including, April 11, 2024. The Company used the remaining net proceeds to redeem the remaining $325.4 million aggregate principal amount of Senior Notes due 2025, plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $2.7 million. The remaining net proceeds were used for general corporate purposes, including the funding of acquisitions and investments.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Senior Notes due 2032—On June 17, 2024, we issued $800.0 million aggregate principal amount of senior unsecured notes due 2032 (the “Senior Notes due 2032”). These notes bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. The Company utilized the net proceeds from the issuance for several purposes: (i) to fully repay outstanding amounts under our Revolving Credit Facility provided under the Third Amended and Restated Credit Agreement, dated as of May 23, 2024, without reduction in commitments, (ii) to fund the cash termination fee for the previously announced management Internalization described in Note 11, (iii) to complete a cash tender offer for up to $300.0 million in aggregate principal amount of 2027 Notes validly tendered on June 18, 2024, plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $11.2 million. Holders whose notes were accepted for purchase received $30.00 per $1,000 principal amount of 2027 Notes, plus accrued and unpaid interest to, but not including, June 21, 2024, (iv) to cover fees and expenses related to the aforementioned transactions, and (v) for general corporate purposes.
We were in compliance with all debt covenants as of June 30, 2024.
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
The fair values of our bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	June 30, 2024	December 31, 2023
Senior Notes due 2025	$—	$649,383
Senior Notes due 2027	134,701	416,432
Senior Notes due 2028	972,100	963,630
Senior Notes due 2030	524,610	521,440
Senior Notes due 2031	715,582	—
Senior Notes due 2032	812,664	—
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $7.8 million and $6.8 million as of June 30, 2024 and December 31, 2023, respectively, and are reflected as a component of Other liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three and six months ended June 30, 2024, the Company recorded a $0.8 million and $1.0 million increase related to the change in fair value, which is recorded as Asset sales revenue. During the six months ended June 30, 2023, the Company recorded a $4.9 million increase in guarantees related to the sale of seven aircrafts and a $1.9 million decrease related to the change in fair value, which is recorded as Asset sales revenue. During the three and six months ended June 30, 2024 and 2023, there were no significant transfers into or out of Level 3.

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
As of June 30, 2024, the Incentive Plan provides for the issuance of up to 29.8 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and is reported within operating expenses and general and administrative.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2024	2023
Stock Options	$42	$—	$42	$—	$2,032	4.0 years
Restricted Shares	596	510	1,106	618	17,013	3.1 years
Total	$638	$510	$1,148	$618	$19,045
Options
During the six months ended June 30, 2024, the Former Manager transferred 37,343 of its options to certain of the Former Manager’s employees.
Additionally, the Company granted options to select employees of FTAI Aviation LLC (a wholly owned subsidiary of the Company) related to 60,000 ordinary shares at an exercise price of $79.13, which had a grant date fair value of $2.1 million. The assumptions used in valuing the options were: a 4.52% risk-free rate, a 1.50% dividend yield, a 43.00% volatility and a 6.8 year term.
Restricted Shares
During the six months ended June 30, 2024, we issued restricted shares of the Company to select employees of FTAI Aviation LLC that had a grant date fair value of $5.7 million and vest over 4.0 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods, with 50% of the units vesting on June 30, 2027 and the remaining units vesting on June 30, 2028. The fair value of these awards were calculated based on the closing price of FTAI Aviation Ltd.’s ordinary shares on grant date of May 30, 2024.
Additionally, we issued restricted shares of the Company to select officers of FTAI Aviation LLC that had a grant date fair value of $5.5 million and vest over 3.0 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the three-year vesting period. The fair value of these awards were calculated based on the closing price of FTAI Aviation Ltd.’s ordinary shares on grant date of May 28, 2024.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current:
Cayman Islands	$—	$—	$—	$—
Bermuda	—	—	—	—
United States:	—	—	—	—
Federal	884	(92)	1,184	(45)
State and local	(289)	(32)	289	(19)
Non-U.S.	643	544	789	818
Total current provision	1,238	420	2,262	754
Deferred:
Cayman Islands	—	—	—	—
Bermuda	(11,265)	—	(7,826)	—
United States:	—	—	—	—
Federal	543	590	1,311	823
State and local	625	54	267	498
Non-U.S.	(4,174)	791	(3,475)	1,806
Total deferred provision	(14,271)	1,435	(9,723)	3,127

Total (benefit from) provision for income taxes	$(13,033)	$1,855	$(7,461)	$3,881
The Company is an exempted entity domiciled in the Cayman Islands where income taxes are not imposed. The Company is considered a Passive Foreign Investment Company for U.S. income tax purposes and certain income taxes are imposed on our owners. Taxable income or loss generated by our corporate subsidiaries is subject to corporate income tax in locations where they conduct business.
Historically, the Company’s Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15 percent corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the exemption of certain of the Company’s Bermuda subsidiaries from Bermuda corporate income taxes will cease in 2025. For the year ended December 31, 2023, we recorded a deferred tax asset of $72.2 million in connection with the Bermuda law change. As of June 30, 2024, we project the Bermuda subsidiaries to generate a net operating loss for the year ended December 31, 2024. As such, the Company recorded a tax benefit of $7.8 million to increase its Bermuda deferred tax asset.
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to a significant portion of our income not being subject to U.S. corporate tax rates, or being deemed to be foreign sourced and thus either not taxable or taxable at effectively lower tax rates.
As of and for the six months ended June 30, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
11. AFFILIATE TRANSACTIONS
On May 28, 2024, the Company entered into definitive agreements with the Former Manager and Master GP to internalize the Company’s management function. As part of the termination of the Management Agreement, the Company (i) paid the Former Manager (for itself and on behalf of the Master GP, as applicable) the Cash Consideration, the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager is required to continue to provide the Company and its affiliates with all of the Services for a transition period during which the Company will procure replacements for the Services. The Services will be provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, plus a mark-up of ten percent (10%). Unless the Transition Services Agreement is terminated earlier or the Company elects to terminate a Service by providing written notice to the Former Manager, the Former Manager is required to provide certain Services to the Company until October 31, 2024. In addition, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days. The Company incurred $3.4 million in costs for Transition Services during the three and six months ended June 30, 2024, and these costs are reported in Acquisition and transaction expenses in the Consolidated Statements of Operations.
Prior to the Internalization, the Former Manager was paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Former Manager was reimbursed for various expenses incurred by the Former Manager on our behalf, including the costs of legal, accounting and other administrative activities. Additionally, we entered into certain incentive allocation arrangements with Master GP, which owned approximately 0.01% of FTAI Aviation Holdco Ltd. (a wholly owned subsidiary of the Company).
The Former Manager was entitled to a management fee and reimbursement of certain expenses. The management fee was determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
Prior to the Internalization and the termination of the Management Agreement on May 28, 2024, Master GP, was entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below). The income incentive allocation was calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with U.S. GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by our independent directors. Pre-incentive allocation net income did not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to Master GP during the relevant quarter.
Prior to the Internalization, one of our subsidiaries allocated and distributed to Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of our net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations were prorated for any period of less than three months.
Prior to the Internalization, Capital Gains Incentive Allocation was calculated and distributable in arrears as of the end of each calendar year and was equal to 10% of our pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of our pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to Master GP.
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation prior to the Internalization on May 28, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$405	$239	$992	$294
Income incentive allocation	3,148	5,324	7,456	8,266
Total	$3,553	$5,563	$8,448	$8,560

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
We pay all of our operating expenses, except those specifically required to be borne by the Former Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of our assets, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of ours, costs and expenses incurred in contracting with third parties (including affiliates of the Former Manager), the costs of printing and mailing proxies and reports to our shareholders, costs incurred by the Former Manager or its affiliates for travel on our behalf, costs associated with any computer software or hardware that is used by us, costs to obtain liability insurance to indemnify our directors and officers and the compensation and expenses of our transfer agent.
We paid or reimbursed the Former Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Former Manager was responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Former Manager’s employees, rent for facilities and other “overhead” expenses; we did not reimburse the Former Manager for these expenses.
The following table summarizes our reimbursements to the Former Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$1,608	$1,599	$3,558	$3,504
Acquisition and transaction expenses	370	109	687	209
Total	$1,978	$1,708	$4,245	$3,713
Upon the successful completion of an offering of our ordinary shares or other equity securities (including securities issued as consideration in an acquisition), we granted the Former Manager options to purchase ordinary shares in an amount equal to 10% of the number of ordinary shares being sold in the offering (or if the issuance relates to equity securities other than our ordinary shares, options to purchase a number of ordinary shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a ordinary share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a ordinary share as of the date of the equity issuance if it relates to equity securities other than our ordinary shares). Any ultimate purchaser of ordinary shares for which such options are granted may have been an affiliate of the Former Manager.
The following table summarizes amounts due to the Former Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Accrued management fees	$—	$224
Other payables	250	6,200
As of June 30, 2024 and December 31, 2023, there were no receivables from the Former Manager.
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
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, shared services costs, internalization fee and management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective May 28, 2024. Additionally, Corporate and Other also includes offshore energy related assets, which consist of vessels and equipment that support offshore oil and gas activities and production which are typically subject to operating leases.

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
Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, dividends on preferred shares and interest expense, internalization fee to affiliate, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
I. For the Three Months Ended June 30, 2024

	Three Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$60,759	$—	$9,995	$70,754
Maintenance revenue	51,187	—	—	51,187
Asset sales revenue	72,433	—	—	72,433
Aerospace products revenue	—	245,200	—	245,200
Other revenue	58	—	3,962	4,020
Total revenues	$184,437	$245,200	$13,957	$443,594

Expenses
Cost of sales	58,969	146,888	—	205,857
Operating expenses	8,782	6,423	13,894	29,099
General and administrative	—	—	2,969	2,969
Acquisition and transaction expenses	1,969	525	5,525	8,019
Management fees and incentive allocation to affiliate	—	—	3,554	3,554
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	52,672	938	3,081	56,691
Asset impairment	—	—	—	—
Interest expense	—	—	55,196	55,196
Total expenses	122,392	154,774	384,219	661,385

Other expense
Equity in losses of unconsolidated entities	(61)	(633)	—	(694)
Loss on extinguishment of debt	—	—	(13,920)	(13,920)
Other (expense) income	(911)	—	413	(498)
Total other expense	(972)	(633)	(13,507)	(15,112)
Income (loss) before income taxes	61,073	89,793	(383,769)	(232,903)
Provision for (benefit from) income taxes	8,293	4,918	(26,244)	(13,033)
Net income (loss)	52,780	84,875	(357,525)	(219,870)
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders	$52,780	$84,875	$(365,860)	$(228,205)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$124,981	$91,240	$(2,317)	$213,904
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(694)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				617
Less: Internalization fee to affiliate				(300,000)
Less: Interest expense and dividends on preferred shares				(63,531)
Less: Depreciation and amortization expense				(65,809)
Less: Incentive allocations				(3,148)
Less: Asset impairment charges				—
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(13,920)
Less: Acquisition and transaction expenses				(8,019)
Less: Equity-based compensation expense				(638)
Less: Benefit from income taxes				13,033
Net loss attributable to shareholders				$(228,205)

Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$1,255	$2,585	$—	$3,840
Asia	33,642	28,530	13,957	$76,129
Europe	107,573	104,900	—	$212,473
North America	26,162	105,770	—	$131,932
South America	15,805	3,415	—	$19,220
Total revenues	$184,437	$245,200	$13,957	$443,594

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2024

	Six Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$111,605	$—	$12,310	$123,915
Maintenance revenue	96,977	—	—	96,977
Asset sales revenue	111,040	—	—	111,040
Aerospace products revenue	—	434,257	—	434,257
Other revenue	125	—	3,974	4,099
Total revenues	$319,747	$434,257	$16,284	$770,288

Expenses
Cost of sales	90,858	257,803	—	348,661
Operating expenses	16,989	13,893	23,534	54,416
General and administrative	—	—	6,652	6,652
Acquisition and transaction expenses	4,730	771	8,697	14,198
Management fees and incentive allocation to affiliate	—	—	8,449	8,449
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	98,756	1,871	5,984	106,611
Asset impairment	962	—	—	962
Interest expense	—	—	102,903	102,903
Total expenses	212,295	274,338	456,219	942,852

Other expense
Equity in losses of unconsolidated entities	(207)	(1,154)	—	(1,361)
Loss on extinguishment of debt	—	—	(13,920)	(13,920)
Other (expense) income	(542)	—	678	136
Total other expense	(749)	(1,154)	(13,242)	(15,145)
Income (loss) before income taxes	106,703	158,765	(453,177)	(187,709)
Provision for (benefit from) income taxes	11,326	7,457	(26,244)	(7,461)
Net income (loss)	95,377	151,308	(426,933)	(180,248)
Less: Dividends on preferred shares	—	—	16,670	16,670
Net income (loss) attributable to shareholders	$95,377	$151,308	$(443,603)	$(196,918)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Six Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$229,788	$161,517	$(13,300)	$378,005
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,361)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				1,165
Less: Internalization fee to affiliate				(300,000)
Less: Interest expense and dividends on preferred shares				(119,573)
Less: Depreciation and amortization expense				(124,931)
Less: Incentive allocations				(7,456)
Less: Asset impairment charges				(962)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(13,920)
Less: Acquisition and transaction expenses				(14,198)
Less: Equity-based compensation expense				(1,148)
Less: Benefit from income taxes				7,461
Net loss attributable to shareholders				$(196,918)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$2,123	$8,271	$—	$10,394
Asia	58,761	57,030	16,284	$132,075
Europe	178,617	172,616	—	$351,233
North America	47,009	187,142	—	$234,151
South America	33,237	9,198	—	$42,435
Total revenues	$319,747	$434,257	$16,284	$770,288
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of June 30, 2024:

Operating Leases
Remainder of 2024	$124,660
2025	177,465
2026	136,338
2027	102,716
2028	93,365
Thereafter	86,416
Total	$720,960

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2023

	Three Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$48,167	$—	$11,374	$59,541
Maintenance revenue	42,065	—	—	42,065
Asset sales revenue	76,836	—	—	76,836
Aerospace products revenue	—	92,725	—	92,725
Other revenue	313	—	2,865	3,178
Total revenues	$167,381	$92,725	$14,239	$274,345

Expenses
Cost of sales	49,598	54,934	—	104,532
Operating expenses	7,578	3,236	13,983	24,797
General and administrative	—	—	3,188	3,188
Acquisition and transaction expenses	1,169	272	1,231	2,672
Management fees and incentive allocation to affiliate	—	—	5,563	5,563
Depreciation and amortization	35,713	97	2,704	38,514
Interest expense	—	—	38,499	38,499
Total expenses	94,058	58,539	65,168	217,765

Other income (expense)
Equity in losses of unconsolidated entities	(35)	(345)	—	(380)
Other income	408	—	—	408
Total other income (expense)	373	(345)	—	28
Income (loss) before income taxes	73,696	33,841	(50,929)	56,608
Provision for income taxes	1,087	584	184	1,855
Net income (loss)	72,609	33,257	(51,113)	54,753
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders	$72,609	$33,257	$(59,448)	$46,418

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Three Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$121,166	$34,747	$(2,836)	$153,077
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(380)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(150)
Less: Internalization fee to affiliate				—
Less: Interest expense and dividends on preferred shares				(46,834)
Less: Depreciation and amortization expense				(48,934)
Less: Incentive allocations				(5,324)
Less: Asset impairment charges				—
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(2,672)
Less: Equity-based compensation expense				(510)
Less: Provision for income taxes				(1,855)
Net income attributable to shareholders				$46,418
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$—	$—	$—
Asia	15,252	1,785	14,239	31,276
Europe	79,454	23,620	—	103,074
North America	65,735	64,150	—	129,885
South America	6,940	3,170	—	10,110
Total	$167,381	$92,725	$14,239	$274,345

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Six Months Ended June 30, 2023

	Six Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$96,997	$—	$18,522	$115,519
Maintenance revenue	77,206	—	—	77,206
Asset sales revenue	185,527	—	—	185,527
Aerospace products revenue	—	177,838	—	177,838
Other revenue	6,691	—	4,282	10,973
Total revenues	$366,421	$177,838	$22,804	$567,063

Expenses
Cost of sales	141,832	108,370	—	250,202
Operating expenses	14,666	6,891	25,774	47,331
General and administrative	—	—	7,255	7,255
Acquisition and transaction expenses	2,631	1,027	2,276	5,934
Management fees and incentive allocation to affiliate	—	—	8,560	8,560
Depreciation and amortization	73,853	183	5,404	79,440
Asset impairment	1,220	—	—	1,220
Interest expense	—	—	77,791	77,791
Total expenses	234,202	116,471	127,060	477,733

Other income (expense)
Equity in losses of unconsolidated entities	(134)	(1,581)	—	(1,715)
Other income	416	—	—	416
Total other income (expense)	282	(1,581)	—	(1,299)
Income (loss) before income taxes	132,501	59,786	(104,256)	88,031
Provision for income taxes	2,082	1,500	299	3,881
Net income (loss)	130,419	58,286	(104,555)	84,150
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	—	—	—
Less: Dividends on preferred shares	—	—	15,126	15,126
Net income (loss) attributable to shareholders	$130,419	$58,286	$(119,681)	$69,024

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Six Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$228,722	$62,124	$(10,113)	$280,733
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,715)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				546
Less: Internalization fee to affiliate				—
Less: Interest expense and dividends on preferred shares				(92,917)
Less: Depreciation and amortization expense				(97,704)
Less: Incentive allocations				(8,266)
Less: Asset impairment charges				(1,220)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(5,934)
Less: Equity-based compensation expense				(618)
Less: Provision for income taxes				(3,881)
Net income attributable to shareholders				$69,024
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Six Months Ended June 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$—	$875	$—	$875
Asia	33,018	1,785	22,804	57,607
Europe	131,819	49,586	—	181,405
North America	181,400	121,146	—	302,546
South America	20,184	4,446	—	24,630
Total	$366,421	$177,838	$22,804	$567,063
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	June 30, 2024	December 31, 2023
Property, plant and equipment and leasing equipment, net
Africa	$33,376	$18,380
Asia	489,277	478,120
Europe	1,052,721	934,817
North America	451,420	416,811
South America	209,150	229,460
Total property, plant and equipment and leasing equipment, net	$2,235,944	$2,077,588

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net (loss) income	$(219,870)	$54,753	$(180,248)	$84,150
Less: Dividends on preferred shares	8,335	8,335	16,670	15,126
Net (loss) income attributable to shareholders	$(228,205)	$46,418	$(196,918)	$69,024
Weighted Average Ordinary Shares Outstanding - Basic	100,958,524	99,732,179	100,602,214	99,730,223
Weighted Average Ordinary Shares Outstanding - Diluted	100,958,524	100,462,277	100,602,214	100,314,508

(Loss) Earnings per share:
Basic	$(2.26)	$0.47	$(1.96)	$0.69
Diluted	$(2.26)	$0.46	$(1.96)	$0.69
For both the three months ended June 30, 2024 and 2023, zero shares and for the six months ended June 30, 2024 and 2023, 0 and 1,245 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
During the six months ended June 30, 2024 and 2023, we issued 4,370 and 18,457 ordinary shares to certain directors as compensation.
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
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease. Under the agreements, we provide certain guarantees at the end of the lease term for the condition of the aircraft engines that were sold to the buyer. The guarantees are valued at $7.8 million and $6.8 million as of June 30, 2024 and December 31, 2023, respectively, and are reflected as a component of Other liabilities.
Given variability in the condition of the engines at the end of the lease terms, which range from 4 to 9 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at June 30, 2024 was $37.2 million, which is not reasonably expected.
Internalization—During the second quarter of 2024, the Company entered into the Internalization Agreement with the Former Manager and Master GP. Pursuant to the Internalization Agreement, the Management Agreement was terminated effective May 28, 2024, except that certain indemnification and other obligations survive, and the Company was no longer required to pay management fees or incentive distributions with respect to any period thereafter. As a result of the Internalization, the Company ceased to be externally managed and operates as an internally managed company. In connection with the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) the Cash Consideration, the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30.
Letter Agreements—Prior to May 28, 2024, the Company’s Chief Executive Officer and Chief Financial Officer were provided by its Former Manager under the terms of the Management Agreement. In addition, the Company relied on employees of its Former Manager and affiliates to conduct the Company’s operations. Since May 28, 2024, the Company entered into letter agreements with the Chief Executive Officer and Chief Financial Officer and is hiring certain employees of the Former Manager that serve in key roles at the Company, including, but not limited to, those who support the Company’s investment, legal, accounting, tax and treasury operations.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. RESTRUCTURING CHARGES
In connection with the Internalization and termination of the Management Agreement, the Company agreed to pay a total of $300.0 million to its Former Manager (for itself and on behalf of the Master GP, as applicable). At closing, the Company issued 1,866,949 ordinary shares valued at $150.0 million. The remaining balance was paid in cash on June 17, 2024. The restructuring charge paid in connection with the Internalization and termination of the Management Agreement is reflected in Internalization Fee to Affiliate expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2024. See Note 11 for additional discussion. There were no restructuring charges recorded for the three and six months ended June 30, 2023.
16. SUBSEQUENT EVENTS
Dividends
On July 23, 2024, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended June 30, 2024, payable on August 20, 2024 to the holders of record on August 12, 2024.
Additionally, on July 23, 2024, our Board of Directors also declared cash dividends on the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.52, $0.50, $0.52 and $0.59 per share, respectively, payable on September 16, 2024 to the holders of record on September 6, 2024.

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
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through our maintenance facility and exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of June 30, 2024, we had total consolidated assets of $3.4 billion and total equity of $69.6 million.
Internalization of Management
On May 28, 2024, the Company entered into definitive agreements with the Former Manager and Master GP to internalize the Company’s management function. As part of the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) the Cash Consideration, the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager is required to continue to provide the Company and its affiliates with all of the Services for a transition period during which the Company will procure replacements for the Services. The Services will be provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, including the allocated cost of, among other things, overhead, employee wages and compensation, rent and related real estate expenses and actually incurred out-of-pocket expenses, plus a mark-up of ten percent (10%). The Company is required to use commercially reasonable efforts to make available to the Former Manager certain employees of the Company who were previously employees of the Former Manager to provide the Reverse Services, subject to certain exceptions. Unless the Transition Services Agreement is terminated earlier or the Company elects to terminate a Service by providing written notice to the Former Manager, the Former Manager is required to provide certain Services to the Company until October 31, 2024. In addition, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Company is required to continue to provide the Reverse Services until the later to occur of the dissolution or sale of the entities receiving Reverse Services. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days. We incurred $3.4 million in costs for Transition Services during the three and six months ended June 30, 2024, and these costs are reported in Acquisition and transaction expenses in the Consolidated Statements of Operations.
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of June 30, 2024, eight aircraft and seventeen engines were still located in Russia.
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
Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, dividends on preferred shares and interest expense, internalization fee to affiliate, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three and six months ended June 30, 2024 and 2023
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$70,754	$59,541	$11,213	$123,915	$115,519	$8,396
Maintenance revenue	51,187	42,065	9,122	96,977	77,206	19,771
Asset sales revenue	72,433	76,836	(4,403)	111,040	185,527	(74,487)
Aerospace products revenue	245,200	92,725	152,475	434,257	177,838	256,419
Other revenue	4,020	3,178	842	4,099	10,973	(6,874)
Total revenues	443,594	274,345	169,249	770,288	567,063	203,225

Expenses
Cost of sales	205,857	104,532	101,325	348,661	250,202	98,459
Operating expenses	29,099	24,797	4,302	54,416	47,331	7,085
General and administrative	2,969	3,188	(219)	6,652	7,255	(603)
Acquisition and transaction expenses	8,019	2,672	5,347	14,198	5,934	8,264
Management fees and incentive allocation to affiliate	3,554	5,563	(2,009)	8,449	8,560	(111)
Internalization fee to affiliate	300,000	—	300,000	300,000	—	300,000
Depreciation and amortization	56,691	38,514	18,177	106,611	79,440	27,171
Asset impairment	—	—	—	962	1,220	(258)
Interest expense	55,196	38,499	16,697	102,903	77,791	25,112
Total expenses	661,385	217,765	443,620	942,852	477,733	465,119

Other (expense) income
Equity in losses of unconsolidated entities	(694)	(380)	(314)	(1,361)	(1,715)	354
Loss on extinguishment of debt	(13,920)	—	(13,920)	(13,920)	—	(13,920)
Other (expense) income	(498)	408	(906)	136	416	(280)
Total other (expense) income	(15,112)	28	(15,140)	(15,145)	(1,299)	(13,846)
(Loss) Income from before income taxes	(232,903)	56,608	(289,511)	(187,709)	88,031	(275,740)
(Benefit from) provision for income taxes	(13,033)	1,855	(14,888)	(7,461)	3,881	(11,342)
Net (loss) income	(219,870)	54,753	(274,623)	(180,248)	84,150	(264,398)
Less: Dividends on preferred shares	8,335	8,335	—	16,670	15,126	1,544
Net (loss) income attributable to shareholders	$(228,205)	$46,418	$(274,623)	$(196,918)	$69,024	$(265,942)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net (loss) income attributable to shareholders	$(228,205)	$46,418	$(274,623)	$(196,918)	$69,024	$(265,942)
Add: (Benefit from) provision for income taxes	(13,033)	1,855	(14,888)	(7,461)	3,881	(11,342)
Add: Equity-based compensation expense	638	510	128	1,148	618	530
Add: Acquisition and transaction expenses	8,019	2,672	5,347	14,198	5,934	8,264
Add: Losses on the modification or extinguishment of debt and capital lease obligations	13,920	—	13,920	13,920	—	13,920
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	962	1,220	(258)
Add: Incentive allocations	3,148	5,324	(2,176)	7,456	8,266	(810)
Add: Depreciation and amortization expense (1)	65,809	48,934	16,875	124,931	97,704	27,227
Add: Interest expense and dividends on preferred shares	63,531	46,834	16,697	119,573	92,917	26,656
Add: Internalization fee to affiliate	300,000	—	300,000	300,000	—	300,000
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(617)	150	(767)	(1,165)	(546)	(619)
Less: Equity in losses of unconsolidated entities	694	380	314	1,361	1,715	(354)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$213,904	$153,077	$60,827	$378,005	$280,733	$97,272
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) depreciation and amortization expense of $56,691 and $38,514, (ii) lease intangible amortization of $3,786 and $3,616 and (iii) amortization for lease incentives of $5,332 and $6,804, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) depreciation and amortization expense of $106,611 and $79,440, (ii) lease intangible amortization of $7,762 and $7,599 and (iii) amortization for lease incentives of $10,558 and $10,665, respectively.
(2) Includes the following items for the three months ended June 30, 2024 and 2023: (i) net loss of $694 and $380, (ii) depreciation and amortization expense of $77 and $435, and (iii) acquisition and transaction expenses of $0 and $95, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) net loss of $1,361 and $1,715, (ii) depreciation and amortization expense of $196 and $835, and (iii) acquisition and transaction expenses of $0 and $334, respectively.
Revenues
Comparison of the three months ended June 30, 2024 and 2023
Total revenues increased $169.2 million primarily due to an increase in Aerospace products revenue, Lease income, and Maintenance revenue partially offset by decreases in Asset sales revenue.
Aerospace products revenue increased $152.5 million primarily driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2024.
Lease income increased $11.2 million primarily due to an increase in the number of engines placed on lease during the year, partially offset by an increase in the number of aircraft and engines redelivered and sold.
Maintenance revenue increased $9.1 million primarily due to an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.
Asset sales revenue decreased $4.4 million primarily due to a decrease in the sale of commercial aircraft and engines in our Aviation Leasing segment.
Comparison of the six months ended June 30, 2024 and 2023
Total revenues increased $203.2 million primarily due to an increase in Aerospace products revenue, Maintenance revenue, and Lease income partially offset by decreases in Asset sales revenue and Other revenue.
Aerospace products revenue increased $256.4 million primarily driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2024.
Maintenance revenue increased $19.8 million primarily due to an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.

Lease income increased $8.4 million primarily due to an increase in the number of aircraft and engines placed on lease during the year, partially offset by an increase in the number of aircraft and engines redelivered.
Asset sales revenue decreased $74.5 million primarily due to a decrease in the sale of commercial aircraft and engines in our Aviation Leasing segment.
Other revenue decreased $6.9 million primarily due to a decrease in end-of-lease redelivery compensation.
Expenses
Comparison of the three months ended June 30, 2024 and 2023
Total expenses increased $443.6 million, primarily due to higher (i) Internalization fee to affiliate, (ii) Cost of sales, (iii) Depreciation and amortization, (iv) Interest expense, (v) Acquisition and transaction expenses, and (vi) Operating expenses. This increase was partially offset by lower (vii) Management fees and incentive allocation to affiliate.
Internalization fee to affiliate increased $300.0 million relating to the Internalization effective May 28, 2024.
Cost of sales increased $101.3 million primarily as a result of an increase in Aerospace Products Sales.
Depreciation and amortization increased $18.2 million primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Interest expense increased $16.7 million, which reflects an increase in the average debt outstanding of approximately $756.8 million primarily due to an increase in the (i) Senior Notes due 2031 of $700.0 million, which were issued in April 2024, (ii) Senior Notes due 2030 of $496.8 million, which were issued in November 2023, (iii) Senior Notes due 2032 of $266.7 million, which were issued in June 2024, and the (iv) Revolving Credit Facility of $33.3 million, partially offset by decreases in the (v) Senior Notes due 2025 of $650.0 million, which were redeemed in April 2024, and the (vi) Senior Notes due 2027 of $89.7 million, which were partially redeemed in June 2024.
Acquisition and transaction expenses increased $5.3 million primarily due to higher professional fees related to strategic transactions and fees associated with the Internalization.
Operating expenses increased $4.3 million which primarily reflects an increase in commission expenses due to higher sales from the used material program, increases in shipping and storage fees, professional fees and other operating expenses in the Aerospace Products segment, an increase in professional fees and repairs and maintenance expenses in the Aviation Leasing Segment.
Management fees and incentive allocation to affiliate decreased $2.0 million primarily due to the Internalization of the Company as of May 28, 2024.
Comparison of the six months ended June 30, 2024 and 2023
Total expenses increased $465.1 million, primarily due to higher (i) Internalization to affiliate, (ii) Cost of Sales, (iii) Depreciation and amortization, (iv) Interest expense, (v) Acquisition and transaction expenses, and (vi) Operating expenses. This increase was partially offset by lower (vii) General and administrative, (viii) Asset impairment, and (ix) Management fees and incentive allocation to affiliate.
Internalization fee to affiliate increased $300.0 million relating to the Internalization effective May 28, 2024.
Cost of sales increased $98.5 million primarily as a result an increase in Aerospace Product Sales, partially offset by a decrease in Asset sales.
Depreciation and amortization increased $27.2 million primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Interest expense increased $25.1 million, which reflects an increase in the average debt outstanding of approximately $585.6 million primarily due to an increase in the (i) Senior Notes due 2030 of $496.8 million, (ii) Senior Notes due 2031 of $350.0 million issued in April 2024, (iii) Senior Notes due 2032 of $133.3 million, which were issued in June 2024, partially offset by decreases in the (iv) Senior Notes due 2025 of $326.8 million, which were redeemed in April 2024, the (v) Senior Notes due 2027 of $44.8 million, which were partially redeemed in June 2024, and a decrease in the (vi) Revolving Credit Facility of $22.5 million.
Acquisition and transaction expenses increased $8.3 million primarily due to higher professional fees related to strategic transactions and fees associated with the Internalization.
Operating expenses increased $7.1 million which primarily reflects an increase in commission expenses due to higher sales from the used material program, increases in shipping and storage fees, professional fees and other operating expenses in the Aerospace Products segment, an increase in professional fees and repairs and maintenance expenses in the Aviation Leasing Segment.

Other (expense) income
Total other expense increased $15.1 million during the three months ended June 30, 2024 primarily due to a $13.9 million increase in the loss on extinguishment of debt, a $0.9 million increase in other expense and a $0.3 million increase in the proportionate share of unconsolidated entities’ net loss.
Total other expense increased $13.8 million during the six months ended June 30, 2024 primarily due to a $13.9 million increase in the loss on extinguishment of debt.
(Benefit from) provision for income taxes
The benefit from income taxes increased $14.9 million and $11.3 million during the three and six months ended June 30, 2024, respectively, primarily due to the expected tax benefit from the Internalization fee paid to affiliate.
Net income (loss)
Net income decreased $274.6 million and $264.4 million for the three and six months ended June 30, 2024 as compared to prior years primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $60.8 million and $97.3 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.

Aviation Leasing Segment

As of June 30, 2024, in our Aviation Leasing segment, we own and manage 391 aviation assets, consisting of 99 commercial aircraft and 292 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of June 30, 2024, 88 of our commercial aircraft and 175 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 81% utilized during the six months ended June 30, 2024, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 45 months, and our engines currently on-lease have an average remaining lease term of 22 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2024	5	91	96
Purchases	—	24	24
Sales	—	—	—
Transfers	—	(21)	(21)
Assets at June 30, 2024	5	94	99

Engines
Assets at January 1, 2024	32	235	267
Purchases	2	48	50
Sales	(9)	(1)	(10)
Transfers	—	(15)	(15)
Assets at June 30, 2024	25	267	292

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$60,759	$48,167	$12,592	$111,605	$96,997	$14,608
Maintenance revenue	51,187	42,065	9,122	96,977	77,206	19,771
Asset sales revenue	72,433	76,836	(4,403)	111,040	185,527	(74,487)
Other revenue	58	313	(255)	125	6,691	(6,566)
Total revenues	184,437	167,381	17,056	319,747	366,421	(46,674)

Expenses
Cost of sales	58,969	49,598	9,371	90,858	141,832	(50,974)
Operating expenses	8,782	7,578	1,204	16,989	14,666	2,323
Acquisition and transaction expenses	1,969	1,169	800	4,730	2,631	2,099
Depreciation and amortization	52,672	35,713	16,959	98,756	73,853	24,903
Asset impairment	—	—	—	962	1,220	(258)
Total expenses	122,392	94,058	28,334	212,295	234,202	(21,907)

Other (expense) income
Equity in losses of unconsolidated entities	(61)	(35)	(26)	(207)	(134)	(73)
Other (expense) income	(911)	408	(1,319)	(542)	416	(958)
Total other (expense) income	(972)	373	(1,345)	(749)	282	(1,031)
Income before income taxes	61,073	73,696	(12,623)	106,703	132,501	(25,798)
Provision for income taxes	8,293	1,087	7,206	11,326	2,082	9,244
Net income attributable to shareholders	$52,780	$72,609	$(19,829)	$95,377	$130,419	$(35,042)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net income attributable to shareholders	$52,780	$72,609	$(19,829)	$95,377	$130,419	$(35,042)
Add: Provision for income taxes	8,293	1,087	7,206	11,326	2,082	9,244
Add: Equity-based compensation expense	128	105	23	233	127	106
Add: Acquisition and transaction expenses	1,969	1,169	800	4,730	2,631	2,099
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	962	1,220	(258)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	61,790	46,133	15,657	117,076	92,117	24,959
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(40)	28	(68)	(123)	(8)	(115)
Less: Equity in losses of unconsolidated entities	61	35	26	207	134	73
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$124,981	$121,166	$3,815	$229,788	$228,722	$1,066
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) depreciation expense of $52,672 and $35,713, (ii) lease intangible amortization of $3,786 and $3,616 and (iii) amortization for lease incentives of $5,332 and $6,804, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) depreciation expense of $98,756 and $73,853, (ii) lease intangible amortization of $7,762 and $7,599 and (iii) amortization for lease incentives of $10,558 and $10,665, respectively.
(2) Includes the following items for the three months ended June 30, 2024 and 2023: (i) net loss of $61 and $35 and (ii) depreciation and amortization of $21 and $63, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) net loss of $207 and $134 and (ii) depreciation and amortization of $84 and $126, respectively.
Revenues
Comparison of the three months ended June 30, 2024 and 2023
Total revenue increased $17.1 million driven by an increase in Lease income and Maintenance revenue, partially offset by a decrease in Asset sales revenue.
•Lease income increased $12.6 million primarily due to an increase in the number of aircraft and engines placed on lease during the year, partially offset by an increase in the number of aircraft and engines redelivered.
•Maintenance revenue increased $9.1 million primarily due to an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.
•Asset sales revenue decreased $4.4 million primarily due to a decrease in the sale of commercial aircraft and engines.
Comparison of the six months ended June 30, 2024 and 2023
Total revenue decreased $46.7 million driven by a decrease in Asset sales revenue and Other revenue, partially offset by an increase in Maintenance revenue and Lease income.
•Asset sales revenue decreased $74.5 million primarily due to a decrease in the sale of commercial aircraft and engines.
•Other revenue decreased $6.6 million primarily due to a decrease in end-of-lease redelivery compensation.
•Maintenance revenue increased $19.8 million primarily due to an increase in the number of aircraft and engines placed on lease and higher aircraft and engine utilization.
•Lease income increased $14.6 million primarily due to an increase in the number of aircraft and engines placed on lease during the year, partially offset by an increase in the number of aircraft and engines redelivered.

Expenses
Comparison of the three months ended June 30, 2024 and 2023
Total expenses increased $28.3 million primarily driven by an increase in Depreciation and amortization, Cost of sales, Operating expenses, and Acquisition and transaction expenses.
•Depreciation and amortization expense increased $17.0 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Cost of sales increased $9.4 million primarily as a result of an increase in asset sales.
•Operating expenses increased $1.2 million driven by an increase in professional fees and repairs and maintenance expenses, partially offset by a decrease in shipping and storage fees and insurance expense.
•Acquisition and transaction expenses increased $0.8 million driven by related costs associated with the acquisition of aviation leasing equipment.
Comparison of the six months ended June 30, 2024 and 2023
Total expenses decreased $21.9 million primarily driven by a decrease in Cost of sales, partially offset by an increase in Depreciation and amortization, Operating expenses, and Acquisition and transaction expenses.
•Cost of sales decreased $51.0 million primarily as a result of a decrease in asset sales.
•Depreciation and amortization expense increased $24.9 million driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Operating expenses increased $2.3 million driven by an increase in professional fees, shipping and storage fees and repairs and maintenance expenses, partially offset by a decrease in insurance expense.
•Acquisition and transaction expenses increased $2.1 million driven by higher compensation and related costs associated with the acquisition of aviation leasing equipment.
Other (expense) income
Total other expense increased $1.3 million and $1.0 million during the three and six months ended June 30, 2024 primarily due to an increase in other expense and an increase in the proportionate share of unconsolidated entities’ net loss.
Provision for income taxes
The provision for income taxes increased $7.2 million and $9.2 million during the three and six months ended June 30, 2024, respectively, primarily due to taxable income in each period.
Net income
Net income decreased $19.8 million and $35.0 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.8 million and $1.1 million primarily due to the changes noted above.

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

The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Aerospace products revenue	$245,200	$92,725	$152,475	$434,257	$177,838	$256,419

Expenses
Cost of sales	146,888	54,934	91,954	257,803	108,370	149,433
Operating expenses	6,423	3,236	3,187	13,893	6,891	7,002
Acquisition and transaction expenses	525	272	253	771	1,027	(256)
Depreciation and amortization	938	97	841	1,871	183	1,688
Total expenses	154,774	58,539	96,235	274,338	116,471	157,867

Other expense
Equity in losses of unconsolidated entities	(633)	(345)	(288)	(1,154)	(1,581)	427
Total other expense	(633)	(345)	(288)	(1,154)	(1,581)	427
Income before income taxes	89,793	33,841	55,952	158,765	59,786	98,979
Provision for income taxes	4,918	584	4,334	7,457	1,500	5,957
Net income attributable to shareholders	$84,875	$33,257	$51,618	$151,308	$58,286	$93,022
The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net income attributable to shareholders	$84,875	$33,257	$51,618	$151,308	$58,286	$93,022
Add: Provision for income taxes	4,918	584	4,334	7,457	1,500	5,957
Add: Equity-based compensation expense	(72)	70	(142)	(2)	85	(87)
Add: Acquisition and transaction expenses	525	272	253	771	1,027	(256)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	938	97	841	1,871	183	1,688
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(577)	122	(699)	(1,042)	(538)	(504)
Less: Equity in losses of unconsolidated entities	633	345	288	1,154	1,581	(427)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$91,240	$34,747	$56,493	$161,517	$62,124	$99,393
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) net loss of $633 and $345, (ii) depreciation and amortization expense of $56 and $372, and (iii) acquisition and transaction expenses of $0 and $95, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) net loss of $1,154 and $1,581, (ii) depreciation and amortization expense of $112 and $709, and (iii) acquisition and transaction expenses of $0 and $334, respectively.
Revenues
Total Aerospace Products revenue increased $152.5 million and $256.4 million during the three and six months ended June 30, 2024 primarily driven by an increase in sales relating to the CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory as operations continued to ramp-up in 2024.

Expenses
Comparison of the three months ended June 30, 2024 and 2023
Total expenses increased $96.2 million primarily due to an increase in Costs of sales and Operating expenses.
•Cost of sales increased $92.0 million primarily as a result of an increase in Aerospace Product sales.
•Operating expenses increased $3.2 million primarily driven by an increase in commission expenses due to the increase in sales from the used material program as well as increases in shipping and storage fees, professional fees and other operating expenses.
Comparison of the six months ended June 30, 2024 and 2023
Total expenses increased $157.9 million primarily due to an increase in Costs of sales and Operating expenses.
•Cost of sales increased $149.4 million primarily as a result of an increase in Aerospace Product sales.
•Operating expenses increased $7.0 million primarily driven by an increase in commission expenses due to the increase in sales from the used material program as well as increases in shipping and storage fees, professional fees and other operating expenses.
Other expense
Total other expense increased $0.3 million during the three months ended June 30, 2024 due to an increase in our proportionate share of unconsolidated entities’ net loss.
Total other expense decreased $0.4 million during the six months ended June 30, 2024 due to a decrease in our proportionate share of unconsolidated entities’ net loss.
Provision for income taxes
The provision for income taxes increased $4.3 million and $6.0 million during the three and six months ended June 30, 2024, respectively, primarily due to the increase in net income.
Net income
Net income increased $51.6 million and $93.0 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $56.5 million and $99.4 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$9,995	$11,374	$(1,379)	$12,310	$18,522	$(6,212)
Other revenue	3,962	2,865	1,097	3,974	4,282	(308)
Total revenues	13,957	14,239	(282)	16,284	22,804	(6,520)

Expenses
Operating expenses	13,894	13,983	(89)	23,534	25,774	(2,240)
General and administrative	2,969	3,188	(219)	6,652	7,255	(603)
Acquisition and transaction expenses	5,525	1,231	4,294	8,697	2,276	6,421
Management fees and incentive allocation to affiliate	3,554	5,563	(2,009)	8,449	8,560	(111)
Internalization fee to affiliate	300,000	—	300,000	300,000	—	300,000
Depreciation and amortization	3,081	2,704	377	5,984	5,404	580
Interest expense	55,196	38,499	16,697	102,903	77,791	25,112
Total expenses	384,219	65,168	319,051	456,219	127,060	329,159

Other (expense) income
Loss on extinguishment of debt	(13,920)	—	(13,920)	(13,920)	—	(13,920)
Other income	413	—	413	678	—	678
Total other expense	(13,507)	—	(13,507)	(13,242)	—	(13,242)
Loss before income taxes	(383,769)	(50,929)	(332,840)	(453,177)	(104,256)	(348,921)
(Benefit from) provision for income taxes	(26,244)	184	(26,428)	(26,244)	299	(26,543)
Net loss	(357,525)	(51,113)	(306,412)	(426,933)	(104,555)	(322,378)
Less: Dividends on preferred shares	8,335	8,335	—	16,670	15,126	1,544
Net loss attributable to shareholders	$(365,860)	$(59,448)	$(306,412)	$(443,603)	$(119,681)	$(323,922)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to shareholders	$(365,860)	$(59,448)	$(306,412)	$(443,603)	$(119,681)	$(323,922)
Add: (Benefit from) provision for income taxes	(26,244)	184	(26,428)	(26,244)	299	(26,543)
Add: Equity-based compensation expense	582	335	247	917	406	511
Add: Acquisition and transaction expenses	5,525	1,231	4,294	8,697	2,276	6,421
Add: Losses on the modification or extinguishment of debt and capital lease obligations	13,920	—	13,920	13,920	—	13,920
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	3,148	5,324	(2,176)	7,456	8,266	(810)
Add: Depreciation and amortization expense	3,081	2,704	377	5,984	5,404	580
Add: Interest expense and dividends on preferred shares	63,531	46,834	16,697	119,573	92,917	26,656
Add: Internalization fee to affiliate	300,000	—	300,000	300,000	—	300,000
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(2,317)	$(2,836)	$519	$(13,300)	$(10,113)	$(3,187)
Revenues
Total revenues decreased $0.3 million and $6.5 million during the three and six months ended June 30, 2024 primarily due to a decrease in the Offshore Energy business as one of our vessels was off-hire in 2024 compared to on-hire in 2023.
Expenses
Comparison of the three months ended June 30, 2024 and 2023
Total expenses increased $319.1 million primarily due to higher (i) Internalization fee to affiliate, (ii) Interest expense, and (iii) Acquisition and Transaction expenses partially offset by lower (iv) Management Fees and incentive allocation to affiliate, and (v) Operating expenses.
•Internalization fee to affiliate increased $300.0 million relating to the Internalization effective May 28, 2024.
•Interest expense increased $16.7 million, which reflects an increase in the average debt outstanding of approximately $756.8 million primarily due to an increase in the (i) Senior Notes due 2031 of $700.0 million, which were issued in April 2024, (ii) Senior Notes due 2030 of $496.8 million, which were issued in November 2023, (iii) Senior Notes due 2032 of $266.7 million, which were issued in June 2024, and the (iv) Revolving Credit Facility of $33.3 million, partially offset by decreases in the (v) Senior Notes due 2025 of $650.0 million, which were redeemed in April 2024, and the (vi) Senior Notes due 2027 of $89.7 million, which were partially redeemed in June 2024.
•Acquisition and transaction expense increased $4.3 million primarily due to higher professional fees associated with the Internalization.
•Management fees and incentive allocation to affiliate decreased $2.0 million, primarily due to a decrease in the incentive fee due to the Former Manager, driven by the Internalization effective May 28, 2024.
•Operating expenses decreased $0.1 million primarily due to decreases in the Offshore Energy business in crew expenses, project costs and other operating expenses as one of our vessels was off-hire in Q1 2024.
Comparison of the six months ended June 30, 2024 and 2023
Total expenses increased $329.2 million primarily due to higher (i) Internalization fee to affiliate, (ii) Interest expense, and (iii) Acquisition and transaction expenses, partially offset by lower (v) Operating expenses.
•Internalization fee to affiliate increased $300.0 million relating to the Internalization effective May 28, 2024.
•Interest expense increased $25.1 million, which reflects an increase in the average debt outstanding of approximately $585.6 million primarily due to an increase in the (i) Senior Notes due 2030 of $496.8 million, (ii) Senior Notes due 2031 of $350.0 million, issued in April 2024 (iii) Senior Notes due 2032 of $133.3 million, which were issued in June 2024, partially offset by decreases in the (iv) Senior Notes due 2025 of $326.8 million, which were redeemed in April 2024, the (v) Senior Notes due 2027 of $44.8 million, which were partially redeemed in June 2024, and a decrease in the (vi) Revolving Credit Facility of $22.5 million.
•Acquisition and transaction expense increased $6.4 million primarily due to higher professional fees associated with the Internalization.
•Operating expenses decreased $2.2 million primarily due to decreases in the Offshore Energy business in crew expenses, project costs and other operating expenses for one of our vessels driven by fewer days on-hire.
Other (expense) income
Total other expense increased $13.5 million during the three months ended June 30, 2024, primarily due to a $13.9 million increase in the loss on extinguishment of debt.
Total other expense increased $13.2 million during the six months ended June 30, 2024, primarily due to a $13.9 million increase in the loss on extinguishment of debt.
Benefit from income taxes
The benefit from income taxes increased $26.4 million and $26.5 million during the three and six months ended June 30, 2024, respectively, primarily due to the tax benefit from the Internalization fee paid to affiliate.
Net loss
Net loss increased $306.4 million and $322.4 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.5 million and decreased $3.2 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $563.1 million and $380.8 million during the six months ended June 30, 2024 and 2023, respectively.
•Distributions to shareholders, including cash dividends, were $76.8 million and $75.0 million during the six months ended June 30, 2024 and 2023, respectively.
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
•Cash flows used in operating activities, plus the principal collections on finance leases and maintenance reserve collections were $165.3 million during the six months ended June 30, 2024. Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $87.3 million during the six months ended June 30, 2023.
•During the six months ended June 30, 2024, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $360.0 million and $360.0 million, respectively. During the six months ended June 30, 2023, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $325.0 million and $330.0 million, respectively.
•Proceeds from the sale of assets were $333.7 million and $273.2 million during the six months ended June 30, 2024 and 2023, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs, were $61.7 million during the six months ended June 30, 2023.
On May 28, 2024, we entered into definitive agreements with the Former Manager and Master GP to internalize our management function. As part of the termination of the Management Agreement, we agreed to pay $150.0 million to the Former

Manager. Following the internalization of management on May 28, 2024, we no longer pay a management fee or incentive distribution to the Former Manager or Master GP. Consequently, we have assumed general and administrative, and compensation and benefit expenses directly. We anticipate a savings in operation costs as a result of the Internalization.
We are currently evaluating several potential transactions and related financings, including, but not limited to, certain additional acquisitions of assets and operating companies in the aviation section or debt and equity financings, which could occur within the next 12 months. None of these potential transactions, negotiations, or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction or related financing.
Historical Cash Flow
Comparison of the six months ended June 30, 2024 and 2023
The following table compares the historical cash flow for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flow Data:
Net cash (used in) provided by operating activities	$(187,636)	$67,241
Net cash used in investing activities	(219,383)	(101,846)
Net cash provided by financing activities	485,748	2,674

Net cash used in operating activities increased $254.9 million, which primarily reflects an increase in (i) Net loss of $264.4 million and certain adjustments to reconcile net income to cash provided by operating activities including a decrease in (ii) Changes in net working capital of $106.9 million, an increase in (iii) Gain on sale of net assets of $70.1 million, and a decrease in (iv) Change in deferred income taxes of $12.9 million, partially offset by increases in (v) Non-cash termination fee to affiliate of $150.0 million, (vi) Depreciation and amortization of $27.2 million, (vii) Loss on extinguishment of debt of $13.9 million, and (viii) Security deposits and maintenance claims included in earnings of $6.9 million.
Net cash used in investing activities increased $117.5 million, primarily due to increases in (i) Acquisitions of leasing equipment of $110.7 million, (ii) Purchase deposits for acquisitions of $93.5 million, and (iii) Investments in notes and financing receivable of $19.8 million partially offset by higher (iv) Proceeds from the sale of net assets of $60.4 million, decreases in (v) Investment in unconsolidated entities of $19.5 million, (vi) Acquisitions of lease intangibles of $12.0 million, and (vii) Investment in promissory notes of $11.5 million and higher (viii) Proceeds for deposit on sale of aircraft and engine of $2.8 million.
Net cash provided by financing activities increased $483.1 million, primarily due to increases in (i) Proceeds from debt of $1.5 billion and (ii) Receipt of maintenance deposits of $3.4 million, partially offset by an increase in (iii) Repayment of debt of $957.4 million, a decrease in (iv) Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs of $61.7 million, and increases in (v) Payment of deferred financing costs of $8.8 million and (vi) Release of maintenance deposits of $3.9 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2024, we had outstanding principal and interest payment obligations of $3.1 billion and $1.3 billion, respectively, of which only interest payments of $208.3 million are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2024, we had outstanding operating and finance lease obligations of $1.9 million, of which $0.9 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $120.1 million and $33.3 million on our ordinary shares and preferred shares, respectively.
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
As of June 30, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.
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
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following categories: risks related to our business, risks related to taxation and risks related to the Company’s shares. However, these categories do overlap and should not be considered exclusive.
Risks Related to Our Business
We may not realize some or all of the targeted benefits of the Internalization.
In connection with the Internalization, we entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager is required to continue to provide the Company and its affiliates with all of the Services for a transition period during which the Company will procure replacements for the Services. The Services will be provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, including the allocated cost of, among other things, overhead, employee wages and compensation, rent and related real estate expenses and actually incurred out-of-pocket expenses, plus a mark-up of ten percent (10%). The Company is required to use commercially reasonable efforts to make available to the Former Manager certain employees of the Company who were previously employees of the Former Manager to provide the Reverse Services, subject to certain exceptions. Unless the Transition Services Agreement is terminated earlier or the Company elects to terminate a Service by providing written notice to the Former Manager, the Former Manager is required to provide certain Services to the Company until October 31, 2024. In addition, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Company is required to continue to provide the Reverse Services until the later to occur of the dissolution or sale of the entities receiving Reverse Services. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Former Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.
We are reliant on certain transition services provided by the Former Manager under the Transition Services Agreement, and may not find a suitable provider for these transition services if the Former Manager no longer provides the transition services to which we are entitled under the Transition Services Agreement.
We remain reliant on the Former Manager during the period of the Transition Services Agreement, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Former Manager will default on its obligation to provide the transition services to which we are entitled under the Transition Services Agreement, or that we or the Former Manager will terminate the Transition Services Agreement pursuant to its termination provisions, and that we will not be able to find a suitable replacement for the transition services provided under the Transition Services Agreement in a timely manner, at a reasonable cost or at all. In addition, the Former Manager’s liability to us if it defaults on its obligation to provide transition services to us during the transition period is limited by the terms of the Transition Services Agreement, and we may not recover the full cost of any losses related to such a default. We may also be adversely affected by operational risks, including cybersecurity attacks, that could disrupt the Former Manager’s financial, accounting and other data processing systems during the period of the transition services.
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
Our business could suffer if we fail to attract and retain management and other highly skilled personnel.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified management and other personnel for all areas of the Company. Trained and experienced personnel are in high demand and may be in short supply in some areas. We may not be able to attract, develop and maintain an adequate skilled management and workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Our use of joint ventures or partnerships may present unforeseen obstacles or costs.
We have acquired and may in the future acquire interests in certain assets in cooperation with third-party partners or co-investors through jointly-owned acquisition vehicles, joint ventures or other structures. In these co-investment situations, our ability to control the management of such assets depends upon the nature and terms of the joint arrangements with such partners and our relative ownership stake in the asset, each of which will be determined by negotiation at the time of the investment. . Such arrangements present risks not present with wholly-owned assets, such as the possibility that a co-investor becomes bankrupt, develops business interests or goals that conflict with our interests and goals in respect of the assets, all of which could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
In addition, we expect to utilize third-party contractors to perform services and functions related to the operation and leasing of our assets. These functions may include billing, collections, recovery and asset monitoring. Because we do not directly control these third parties, there can be no assurance that the services they provide will be delivered at a level commensurate with our expectations, or at all. The failure of any such third-party contractors to perform in accordance with our expectations could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
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
Parts of our business depend on the secure operation of our IT systems and the IT systems of our third-party providers to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack that bypasses our IT security systems or the IT security systems of our third-party providers, causing an IT security breach, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cybersecurity, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks.
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
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently face or otherwise anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement among over 140 countries delineating an implementation plan, on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax, on December 15, 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and on February 2, 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 signatory jurisdictions. Numerous countries, including European Union member states, have enacted or are expected to enact minimum tax legislation, and other countries may enact such legislation in the future. Additionally, On December 27, 2023, Bermuda enacted a corporate tax regime with a 15% rate (the “Bermuda CIT”) and with requirements similar to those of the OECD’s minimum tax proposal. The Bermuda CIT will be effective for tax years beginning on or after January 1, 2025 (see footnote 10 to our consolidated financial statements entitled “Income Taxes” included elsewhere in this Quarterly Report). As a result of these developments, the tax laws of certain countries in which we and our affiliates do business are expected to change (and could change on a retroactive basis) and certain of such changes are expected to increase our liabilities for taxes (and possibly interest and penalties) and therefore could harm our business, cash flows, results of operations and financial position. In addition, a portion of certain of our or our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.
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
Your percentage ownership in FTAI Aviation Ltd. may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as other equity instruments such as debt and equity financing.
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case the Former Manager, to the directors, officers, employees, service providers, consultants and advisors of the Former Manager who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of June 30, 2024, rights relating to 544,634 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
We utilize leverage to finance many of our asset acquisitions, which entitles certain lenders to cash flows prior to retaining a return on our assets. While we target using only what we believe to be reasonable leverage, our strategy does not limit the amount of leverage we may incur with respect to any specific asset. The return we are able to earn on our assets and funds available for distribution to our shareholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	3.2	Share Designation with respect to the 8.25% Fixed-to-Floating Series A Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.3	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.4	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.5	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	3.6	Form of Certificate representing the 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.7	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.8	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.9	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	4.1	Indenture, dated July 28, 2020, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 9.75% senior unsecured notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.2	Form of global note representing the Company’s 9.75% senior unsecured notes due 2027 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 28, 2020).
	4.3	2027 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.4	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.5	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.6	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.7	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.8	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.9	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.10	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.11	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.12	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
	4.13	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
	4.14	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 of the Company’s Annual Report on Form 10-K, filed on February 26, 2024).
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023.
†	10.2	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.3	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).

	Exhibit No.	Description
†	10.4	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan.
	10.6	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.7	Third Amended and Restated Credit Agreement, dated as of May 22, 2024, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
	10.8	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
*	10.9	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
*	10.10	Transition Services Agreement, dated May 28, 2024, by and between FTAI Aviation Ltd. and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr.
†	10.12	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Eun (Angela) Nam.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1	FTAI Aviation Ltd. Clawback Policy effective as of December 1, 2023.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	August 9, 2024
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	August 9, 2024
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer