Form 10-Q
period 2024-09-30
FTAI Aviation Ltd.
filed 2024-11-12
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386
FTAI AVIATION LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands		98-1420784
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

415 West 13th Street, 7th Floor	New York	NY	10014
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (332) 239-7600
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Ordinary shares, $0.01 par value per share	FTAI	The Nasdaq Global Select Market
8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares	FTAIP	The Nasdaq Global Select Market (Redeemed)
8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares	FTAIO	The Nasdaq Global Select Market
8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares	FTAIN	The Nasdaq Global Select Market
9.50% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares	FTAIM	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,549,679 ordinary shares outstanding at November 10, 2024.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	2	$111,888	$90,756
Restricted cash		150	150
Accounts receivable, net	2	166,338	115,156
Leasing equipment, net	5	2,066,337	2,032,413
Property, plant, and equipment, net	2	103,605	45,175
Investments	6	19,448	22,722
Intangible assets, net	7	38,001	50,590
Assets held for sale	2	119,012	—
Goodwill	4	31,533	4,630
Inventory, net	2	490,997	316,637
Other assets	2	591,601	286,456
Total assets		$3,738,910	$2,964,685

Liabilities
Accounts payable and accrued liabilities		$196,660	$112,907
Debt, net	8	3,218,343	2,517,343
Maintenance deposits	2	75,606	65,387
Security deposits	2	42,863	41,065
Other liabilities		86,906	52,100
Total liabilities		$3,620,378	$2,788,802

Commitments and contingencies	15

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,549,679 and 100,245,905 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)		$1,025	$1,002
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 15,920,000 and 15,920,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)		159	159
Additional paid in capital		292,899	255,973
Accumulated deficit		(175,551)	(81,785)
Shareholders' equity		118,532	175,349
Non-controlling interest in equity of consolidated subsidiaries		—	534
Total equity		118,532	175,883
Total liabilities and equity		$3,738,910	$2,964,685

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2024	2023	2024	2023
Revenues
Lease income		$65,450	$45,622	$189,365	$161,141
Maintenance revenue		59,917	63,925	156,894	141,131
Asset sales revenue		34,953	61,400	145,993	246,927
Aerospace products revenue		303,469	118,675	737,726	296,513
Other revenue		2,005	1,474	6,104	12,447
Total revenues	13	465,794	291,096	1,236,082	858,159

Expenses
Cost of sales		219,496	116,707	568,157	366,909
Operating expenses	2	26,858	33,887	81,274	81,218
General and administrative		4,045	3,015	10,697	10,270
Acquisition and transaction expenses		9,341	4,261	23,539	10,195
Management fees and incentive allocation to affiliate	12	—	4,577	8,449	13,137
Internalization fee to affiliate	16	—	—	300,000	—
Depreciation and amortization	5, 7	56,775	43,959	163,386	123,399
Asset impairment		—	—	962	1,220
Total expenses		316,515	206,406	1,156,464	606,348

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	6	(438)	46	(1,799)	(1,669)
Interest expense		(57,937)	(40,185)	(160,840)	(117,976)
Loss on extinguishment of debt		—	—	(13,920)	—
Other income		2,909	461	3,045	877
Total other expense		(55,466)	(39,678)	(173,514)	(118,768)
Income (loss) before income taxes		93,813	45,012	(93,896)	133,043
Provision for (benefit from) income taxes	11	7,331	3,705	(130)	7,586
Net income (loss)		86,482	41,307	(93,766)	125,457
Less: Dividends on preferred shares		8,335	8,334	25,005	23,460
Net income (loss) attributable to shareholders		$78,147	$32,973	$(118,771)	$101,997

Earnings (loss) per share:	14
Basic		$0.76	$0.33	$(1.17)	$1.02
Diluted		$0.76	$0.33	$(1.17)	$1.02

Weighted average shares outstanding:
Basic		102,380,659	99,927,594	101,199,356	99,796,736
Diluted		103,395,348	100,482,309	101,199,356	100,269,203

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2024
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$534	$175,883
Net loss				(180,248)		(180,248)
Total comprehensive loss				(180,248)		(180,248)
Purchase of non-controlling interest					(534)	(534)
Dividends declared - ordinary shares			(60,148)			(60,148)
Dividends declared - preferred shares			(16,670)			(16,670)
Issuance of ordinary shares	20		150,116			150,136
Equity-based compensation			1,148			1,148
Equity - June 30, 2024	$1,022	$159	$330,419	$(262,033)	$—	$69,567
Net income				86,482		86,482
Total comprehensive income				86,482		86,482
Dividends declared - ordinary shares			(30,661)			(30,661)
Dividends declared - preferred shares			(8,335)			(8,335)
Issuance of ordinary shares	3		46			49
Equity-based compensation			1,430			1,430
Equity - September 30, 2024	$1,025	$159	$292,899	$(175,551)	$—	$118,532

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2023
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$524	$19,402
Net income				84,150		84,150
Total comprehensive income				84,150		84,150
Contributions from non-controlling interest					10	10
Issuance of ordinary shares			389			389
Dividends declared - ordinary shares			(59,854)			(59,854)
Issuance of preferred shares		26	61,703			61,729
Dividends declared - preferred shares			(15,126)			(15,126)
Equity-based compensation			618			618
Equity - June 30, 2023	$997	$159	$331,080	$(241,452)	$534	$91,318
Net income				41,307		41,307
Total comprehensive income				41,307		41,307
Issuance of ordinary shares	5		178			183
Dividends declared - ordinary shares			(29,922)			(29,922)
Dividends declared - preferred shares			(8,334)			(8,334)
Equity-based compensation			510			510
Equity - September 30, 2023	$1,002	$159	$293,512	$(200,145)	$534	$95,062

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(93,766)	$125,457
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	1,799	1,669
Gain on sale of assets	(244,353)	(110,511)
Security deposits and maintenance claims included in earnings	(13,437)	(34,458)
Loss on extinguishment of debt	13,920	—
Equity-based compensation	2,578	1,128
Non-cash termination fee to affiliate (issuance of ordinary shares)	150,000	—
Depreciation and amortization	163,386	123,399
Asset impairment	962	1,220
Change in deferred income taxes	(2,470)	5,974
Change in fair value of guarantees	1,340	(1,677)
Amortization of lease intangibles and incentives	30,998	33,685
Amortization of deferred financing costs	7,996	6,429
Provision for credit losses	2,784	6,583
Other	(158)	(995)
Change in:
Accounts receivable	(31,234)	(34,358)
Inventory	(163,900)	(4,845)
Other assets	(16,769)	(3,727)
Accounts payable and accrued liabilities	50,630	321
Management fees payable to affiliate	(3,967)	824
Other liabilities	(2,492)	648
Net cash (used in) provided by operating activities	(146,153)	116,766

Cash flows from investing activities:
Investment in unconsolidated entities	—	(19,500)
Principal collections on finance leases	1,872	3,624
Principal collections on notes receivable	3,874	2,438
Acquisition of business, net of cash acquired	(143,634)	—
Acquisition of leasing equipment	(622,366)	(506,923)
Investments in financing receivables	(63,857)	—
Acquisition of property, plant and equipment	(2,968)	(3,906)
Acquisition of lease intangibles	1,174	(10,474)
Investment in promissory notes	—	(11,500)
Deposits for acquisitions of aircraft and engines	(162,708)	(10,533)
Proceeds from sale of assets	542,938	366,065
Proceeds (refunds) from deposits on sale of aircraft and engines	2,414	(683)
Return of deposits for acquisition of aircraft and engines	530	300
Net cash used in investing activities	$(442,731)	$(191,092)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Proceeds from debt	$2,069,250	$430,000
Repayment of debt	(1,367,304)	(330,000)
Payment of deferred financing costs	(10,825)	(1,805)
Receipt of security deposits under operating lease agreements	6,120	7,355
Return of security deposits under operating lease agreements	—	(2,385)
Receipt of maintenance deposits under operating lease agreements	35,583	22,747
Release of maintenance deposits under operating lease agreements	(6,460)	(275)
Capital contributions from non-controlling interests	(534)	10
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	61,729
Cash dividends - ordinary shares	(90,809)	(89,776)
Cash dividends - preferred shares	(25,005)	(23,460)
Net cash provided by financing activities	$610,016	$74,140

Net increase (decrease) in cash and cash equivalents and restricted cash	21,132	(186)
Cash and cash equivalents and restricted cash, beginning of period	90,906	53,065
Cash and cash equivalents and restricted cash, end of period	$112,038	$52,879

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Issuance of notes receivable in connection with the sale of aircraft and engines	$69,826	$27,634
Acquisition of leasing equipment in accrued expenses	(11,772)	(8,825)
Purchase deposits reclassified to leasing equipment from other assets	(19,608)	(6,371)
Security deposits settled with accounts receivable	(4,365)	(2,851)
Maintenance deposits settled with accounts receivable	(38,795)	(38,754)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Aviation Ltd. (“we”, “us”, “our” or the “Company” and formerly “Fortress Transportation and Infrastructure Investors LLC”) is a Cayman Islands exempted company which through its subsidiaries owns, leases, and sells aviation equipment and also develops and manufactures, through a joint venture, and repairs and sells, through our maintenance facilities and exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We have two reportable segments, (i) Aviation Leasing and (ii) Aerospace Products (see Note 13).
Prior to May 28, 2024, FTAI Aviation Ltd. operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), and Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), each an affiliate of Fortress Investment Group LLC (“Fortress”). For their services, the Former Manager was entitled to management fees and the Master GP was entitled to certain incentive allocations, both defined in, and in accordance with the terms of, the Management Agreement. On May 28, 2024, the Company entered into an Internalization Agreement with the Former Manager and the Master GP (the “Internalization Agreement”), pursuant to which the Management Agreement was terminated effective May 28, 2024 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions (such transactions, the “Internalization”). As a result of the Internalization, the Company ceased to be externally managed and operates as an internally managed company. In connection with the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) $150.0 million (the “Cash Consideration”), the compensation accrued and payable, but not yet paid, under the Management Agreement, and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) 1,866,949 ordinary shares of the Company (the “Share Consideration”); and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30. In addition, the Former Manager repaid to the Company certain annual bonus payments due to certain employees of the Former Manager or its affiliates who provide services to the Company with respect to the 2024 calendar year on a pro rata basis. The Company financed the cash payments through one or more debt financings, along with cash on hand.
On May 28, 2024, the Company also entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the services provided by the Former Manager to the Company and its affiliates immediately prior to May 28, 2024 (the “Services”) for a transition period until October 31, 2024, during which the Company procured replacements for the Services. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, plus a mark-up of ten percent (10%). In addition, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days.
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
Restructuring Charges—The termination of the Management Agreement was a material change in the management structure of the business and is accounted for under ASC 420, Exit or Disposal Cost Obligations. The termination fee payment to the Former Manager under the Internalization Agreement is recorded within Internalization Fee to Affiliate in the Consolidated Statements of Operations. See Note 16 for additional discussion of the restructuring charges related to the Internalization.

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
Inventory, net—We hold aircraft engines, engine modules, spare parts and used material inventory for trading, repairs and to support operations. Inventory is carried at the lower of cost or net realizable value.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Aerospace products revenue—Aerospace products revenue primarily consists of the transaction price related to the sale of CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over the related asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. No single customer accounted for greater than 10% of total revenue during the three and nine months ended September 30, 2024 and September 30, 2023.
As of September 30, 2024 and December 31, 2023, no single customer accounted for greater than 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts and Credit Losses—For receivables related to operating lease arrangements, we determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. The allowance for doubtful accounts was $74.9 million and $72.2 million as of September 30, 2024 and December 31, 2023, respectively. We determine the credit loss reserve for note receivables, receivables related to finance leases and inventory sales. There was provision for credit losses of $2.7 million for the three and nine months ended September 30, 2024. There was provision for credit losses of $5.6 million and $6.6 million for the three and nine months ended September 30, 2023.
Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income represents net income, as presented in the Consolidated Statements of Operations.
Other Assets—Other assets is primarily comprised of lease incentives of $58.3 million and $43.5 million, purchase deposits of $46.5 million and $23.9 million, notes receivable for sales and exchanges of $152.2 million and $102.3 million, operating lease right-of-use assets, net of $12.2 million and $3.4 million, finance leases, net of $0.9 million and $3.0 million, maintenance right assets of $21.5 million and $16.3 million, financing receivable resulting from failed sale-leaseback transactions of $63.9 million and $0.0 million, and prepaid expenses including prepayments for maintenance that has not yet been incurred of $132.5 million and $7.8 million as of September 30, 2024 and December 31, 2023, respectively.
Assets Held for Sale— We classify assets as held for sale when the Company commits to a plan to sell and it is probable that the sale will be completed within one year. These assets are recorded at the lower of their carrying value or fair market value, less costs to sell, starting from the period in which they meet the criteria for this classification.
In September 2024, the Company committed to a formal plan to sell two vessels within Corporate and Other, which includes offshore energy related assets. Consequently, these vessels met the criteria to be classified as assets held for sale and have been presented separately. Any subsequent changes in our estimate of the fair value of these assets or costs to sell before their sale will be recorded as a gain or loss, with a corresponding adjustment to their carrying values. The disposal is expected to occur in the fourth quarter of 2024.
As of September 30, 2024 the vessels had a net book value of $119.0 million.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three and nine months ended September 30, 2024 and 2023, the Board of Directors declared cash dividends of $0.30 and $0.90 per ordinary share, respectively.
Additionally, for the quarter ended September 30, 2024, the Board of Directors declared cash dividends on the Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.50, $0.52 and $0.59 per share, respectively.
Cash Flow Presentation—Included in net cash (used in) provided by operating activities are inflows from the sale of engine modules and parts that were on engines originally purchased and reported as Leasing equipment, net on the Consolidated Balance Sheet. The purchase of the original engine was reported as an outflow in net cash used in investing activities at the time of purchase through the Acquisition of leasing equipment line item. As part of the Aerospace products business, the Company breaks down generally unserviceable engines with the intent to manufacture modules and parts for creation and sale of new assets. To manufacture the modules and parts and bring them into a salable condition, the Company spends significant costs, often over multiple reporting periods, for new inventory and capitalizable labor (e.g., engineering) that are included in net cash (used in) provided by operating activities as components of the changes in the related working capital accounts.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Therefore, when the costs to manufacture the assets are greater than (predominant to) the estimated value transferred from Leasing equipment into inventory, the related cash receipt has been recorded as an inflow in net cash (used in) provided by operating activities.
Additionally, the Company buys inventory from third parties with the intent to use the parts in the manufacturing of the items discussed above, which is reported as an outflow in net cash (used in) provided by operating activities. When rebuilding whole engines for resale, for which the cash inflow upon sale is reported as a cash inflow from investing activities, the Company will transfer modules and parts needed (those purchased from third parties as well as parts from engines previously transferred to inventory from leasing equipment and rebuilt as discussed above) in the rebuild from inventory to leasing equipment.
The cash and noncash related activities described above during the nine months ended September 30, 2024 and 2023 are detailed below:

	Nine Months Ended September 30,
(in thousands)	2024	2023

Cost of modules and parts sold sourced from engines originally within leasing equipment	$33,663	$30,045

Transfers of engines from leasing equipment to inventory for manufacturing and sale	143,678	147,285
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(159,876)	(53,533)
Total outflows related to manufacturing modules and parts - included in net cash (used in) provided by operating activities	(270,679)	(81,109)
Cash received for assets sold sourced from Leasing equipment - inflow included in cash (used in) provided by operating activities	56,670	59,115
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
3. ACQUISITION OF LOCKHEED MARTIN COMMERCIAL ENGINE SOLUTIONS
On September 9, 2024, the Company, through its subsidiary FTAIC Aviation Inc. (“FTAIC”) created on April 25, 2024, acquired certain assets and assumed certain liabilities of Lockheed Martin Commercial Engine Solutions (“LMCES”) from Lockheed Martin Canada for a total cash consideration of $170.0 million. LMCES is a 526,000-square-foot aircraft engine maintenance repair facility located in Montréal, Quebec. We acquired LMCES to further enhance our Maintenance, Repair, and Exchange business and establish permanent engine and module manufacturing capabilities in Canada. The facility operates within our Aerospace Products segment, providing extensive engine and piece-part repair capabilities for the CFM56 engines. See Note 13 for additional information. The results of operations at LMCES have been included in the Consolidated Statements of Operations as of the effective date of the acquisition. In connection with the acquisition, we recorded $4.8 million and $5.2 million of acquisition and transaction expense during the three and nine months ended September 30, 2024, respectively.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The acquisition of LMCES was accounted for as a business combination and, as such, the following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions and are preliminary. The significant assumptions used to estimate the fair values of the property, plant, and equipment and inventory included replacement cost estimates and market data for similar assets where available. The final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. The final acquisition accounting adjustments may be materially different and may include (i) changes in fair values of property, plant and equipment and associated salvage values; (ii) changes in fair values of inventory; (iii) changes in allocations to intangible assets, including goodwill; (iv) changes due to net working capital adjustments; (v) changes due to deferred taxes and (vi) changes to other assets and other liabilities.
The following table summarizes the preliminary allocation of the net assets acquired:

September 9, 2024
Fair value of assets acquired:
Accounts receivable	$12,273
Property, plant, and equipment	71,376
Leasing equipment	5,675
Inventory	47,445
Other assets (1)	12,804
Total assets	149,573
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	9,847
Other liabilities	22,996
Total liabilities	32,843
Goodwill (2)	26,904
Net assets acquired (3)	$143,634
________________________________________________________
(1) Acquired Other assets include a favorable off-market lease component with an estimated fair value of $2,340.
(2) Goodwill is primarily attributable to the assembled workforce of FTAIC and the synergies expected to be achieved. This goodwill is assigned to the Aerospace Products segment and is deductible for income tax purposes.
(3) Total consideration is calculated as cash paid, adjusted for the settlement of pre-existing relationships. Cash consideration is also preliminary, as it is subject to net working capital adjustments.

The following table presents preliminary fair values of the components of property, plant and equipment acquired and their estimated useful lives:

	Estimated useful life in years	Estimated Fair value
Buildings and improvements	25	$40,602
Machinery and equipment	2 - 21	29,973
Other	N/A	801
Total		$71,376
The results of operations for the acquired business are included in the accompanying Consolidated Statements of Operations from the acquisition date.
The following table presents supplemental pro-forma information as if the acquisitions had occurred at the beginning of fiscal year 2023. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions had taken place as of January 1, 2023. Cost savings are also not reflected in the pro-forma amounts presented below.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$479,277	$315,666	$1,283,520	$929,297
Net income (loss) attributable to shareholders	$83,727	$34,753	$(122,542)	$89,716
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
The acquisition of QuickTurn was accounted for as a business combination and, as such, the following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions and are preliminary. The significant assumptions used to estimate the fair value of the property, plant, and equipment included replacement cost estimates and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included the discount rate and future revenues and operating expenses. The final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. The final acquisition accounting adjustment may be materially different and may include changes in fair values of Inventory.
The following table summarizes the preliminary allocation of the net assets acquired:

December 1, 2023
Fair value of assets acquired:
Cash and cash equivalents	$518
Restricted cash	150
Accounts receivable	5,133
Property, plant, and equipment	30,559
Intangible assets	2,377
Inventory	9,332
Other assets	4,301
Total assets	52,370
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	3,994
Other liabilities	2,410
Total liabilities	6,404
Goodwill (1)	4,630
Net assets acquired	$50,596
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the property, plant and equipment and their estimated useful lives:

	Estimated useful life in years	Estimated Fair value
Land	N/A	$2,840
Buildings and improvements	25	13,790
Machinery and equipment	6 - 23	13,631
Other	5 - 7	298
Total		$30,559
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

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Total revenue	$296,480	$875,066
Net income attributable to shareholders	$31,350	$97,633
5. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2024	December 31, 2023
Leasing equipment	$2,621,016	$2,574,394
Less: Accumulated depreciation	(554,679)	(541,981)
Leasing equipment, net	$2,066,337	$2,032,413
Due to specific transactions, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $1.0 million and $1.2 million, net of redelivery compensation, for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, no transactional impairment charges were recorded.
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense for leasing equipment	$55,376	$43,765	159,936	122,867
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2024	December 31, 2023
Advanced Engine Repair JV	Equity method	25%	$19,448	$21,040
Falcon MSN 177 LLC	Equity method	50%	—	1,682
			$19,448	$22,722
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2024 and 2023.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advanced Engine Repair JV	$(438)	$1,063	$(1,592)	$1,336
Falcon MSN 177 LLC	—	(108)	(207)	(242)
Quick Turn Engine Center LLC	—	(909)	—	(2,763)
Total	$(438)	$46	$(1,799)	$(1,669)
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
Falcon MSN 177 LLC
In November 2021, we invested $1.6 million for a 50% interest in Falcon MSN 177 LLC (“Falcon”), an entity that consists of one Dassault Falcon 2000 aircraft. Falcon leases the aircraft to charter operators on aircraft, crew maintenance, and insurance contracts. We account for our investment in Falcon as an equity method investment as we have significant influence through our interest.
On May 3, 2024, we purchased the remaining interest from S7 Aerospace for total cash consideration of $0.8 million and obtained full ownership of the aircraft with a 100% equity interest. On the acquisition date, the Company accounted for the Falcon investment on a consolidated basis and derecognized it as an equity method investment.
Quick Turn Engine Center LLC
On January 4, 2023, we invested $19.5 million for a 50% interest (45% pro rata distribution of income until return of the JV partner’s initial investment) in Quick Turn Engine Center LLC (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. We account for our investment in QuickTurn as an equity method investment as we have significant influence through our interest.
On December 1, 2023, we purchased the remaining interest in QuickTurn from the joint venture partner for total cash consideration of $30.3 million to obtain full ownership with a 100% equity interest. On the acquisition date, the Company accounted for QuickTurn on a consolidated basis and derecognized it as an equity method investment. See Note 4 for additional information.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2024	December 31, 2023
Intangible assets
Acquired favorable lease intangibles	$66,535	$68,041
Less: Accumulated amortization	(30,123)	(19,347)
Acquired favorable lease intangibles, net	36,412	48,694
Acquired customer relationships	1,907	1,907
Less: Accumulated amortization	(318)	(11)
Acquired customer relationships, net	1,589	1,896
Total intangible assets, net	$38,001	$50,590

Intangible liabilities
Acquired unfavorable lease intangibles	$3,085	$3,151
Less: Accumulated amortization	(1,040)	(1,389)
Acquired unfavorable lease intangibles, net	$2,045	$1,762
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other liabilities.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Lease intangibles	Lease income	$3,720	$3,726	$11,482	$11,325
Customer relationships	Depreciation and amortization	95	—	307	—
Total		$3,815	3,726	$11,789	11,325
As of September 30, 2024, estimated net annual amortization of intangibles is as follows:

Remainder of 2024	$3,849
2025	12,652
2026	9,356
2027	4,348
2028	3,759
Thereafter	1,992
Total	$35,956

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2024			December 31, 2023
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$150,000	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	$—
Total loans payable	150,000			—
Bonds payable
Senior Notes due 2025 (2)	—	6.50%	10/1/25	652,043
Senior Notes due 2027	130,500	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,001,475	5.50%	5/1/28	1,001,746
Senior Notes due 2030 (4)	496,976	7.88%	12/1/30	496,704
Senior Notes due 2031	700,000	7.00%	5/1/31	—
Senior Notes due 2032	800,000	7.00%	6/15/32	—
Total bonds payable	3,128,951			2,550,493

Debt	3,278,951			2,550,493
Less: Debt issuance costs	(60,608)			(33,150)
Total debt, net	$3,218,343			$2,517,343

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $866 at December 31, 2023 and an unamortized premium of $2,908 at December 31, 2023.
(3) Includes an unamortized premium of $1,475 and $1,746 at September 30, 2024 and December 31, 2023, respectively.
(4) Includes unamortized discount of $3,024 and $3,296 at September 30, 2024 and December 31, 2023, respectively.
Revolving Credit Facility—On May 23, 2024, the Company amended and restated its Revolving Credit Facility by executing a Third Amended and Restated Credit Agreement (the “Revolver Amendment”). The Revolver Amendment provides for revolving loans to be made available to the Company in an aggregate principal amount of up to $400.0 million, of which up to $25.0 million may be utilized for the issuance of letters of credit.
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
Senior Notes due 2032—On June 17, 2024, we issued $800.0 million aggregate principal amount of senior unsecured notes due 2032 (the “Senior Notes due 2032”). These notes bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. The Company utilized the net proceeds from the issuance for several purposes: (i) to fully repay outstanding amounts under our Revolving Credit Facility provided under the Revolver Amendment, without reduction in commitments, (ii) to fund the cash termination fee for the previously announced management Internalization described in Note 12, (iii) to complete a cash tender offer for up to $300.0 million in aggregate principal amount of Senior Notes due 2027 validly tendered on June 18, 2024, plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $11.2 million, (iv) to cover fees and expenses related to the aforementioned transactions, and (v) for general corporate purposes.
We were in compliance with all debt covenants as of September 30, 2024.

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
The fair values of our bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	September 30, 2024	December 31, 2023
Senior Notes due 2025	$—	$649,383
Senior Notes due 2027	133,883	416,432
Senior Notes due 2028	997,080	963,630
Senior Notes due 2030	539,175	521,440
Senior Notes due 2031	736,162	—
Senior Notes due 2032	840,312	—
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $8.1 million and $6.8 million as of September 30, 2024 and December 31, 2023, respectively, and are reflected as a component of Other liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three and nine months ended September 30, 2024, the Company recorded a $0.3 million and $1.3 million increase related to the change in fair value, which is recorded as Asset sales revenue. During the nine months ended September 30, 2023, the Company recorded a $4.9 million increase in guarantees related to the sale of seven aircrafts and a $1.7 million decrease related to the change in fair value, which is recorded as Asset sales revenue. During the three and nine months ended September 30, 2024 and 2023, there were no significant transfers into or out of Level 3.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of September 30, 2024, the Incentive Plan provides for the issuance of up to 29.8 million shares. Equity-based compensation expense is reported within operating expenses and general and administrative.
The Consolidated Statements of Operations includes the following expense related to our stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2024	2023
Stock Options	$128	$—	$170	$—	$1,905	3.8 years
Restricted Shares	1,302	510	2,408	1,128	16,112	2.9 years
Total	$1,430	$510	$2,578	$1,128	$18,017
Options
During the nine months ended September 30, 2024, the Former Manager transferred 37,343 of its options to certain of the Former Manager’s employees. All of these options were issued prior to the Internalization.
Additionally, the Company granted options to select employees of FTAI Aviation LLC (a wholly owned subsidiary of the Company) related to 60,000 ordinary shares at an exercise price of $79.13, which had a grant date fair value of $2.1 million. The assumptions used in valuing the options were: a 4.52% risk-free rate, a 1.50% dividend yield, a 43.00% volatility and a 6.8 year term.
Restricted Shares
During the nine months ended September 30, 2024, we issued the following restricted shares of the Company to select employees and officers of FTAI Aviation LLC:
In May 2024, we issued restricted shares to (i) select officers with a grant date fair value of $5.5 million, vesting over 3.0 years and (ii) select employees with a grant date fair value of $5.7 million, vesting over 4.0 years.
In September 2024, we issued restricted shares to select employees with a grant date fair value of $0.8 million, vesting over 3.0 years.
All awards are subject to continued employment, with compensation expense recognized ratably over the vesting periods. The fair value was based on the closing price of FTAI Aviation Ltd.’s ordinary shares on the respective grant dates.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
11. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current:
Cayman Islands	$—	$—	$—	$—
Bermuda	—	—	—	—
United States:	—	—	—	—
Federal	(296)	(32)	888	(77)
State and local	(72)	39	217	20
Non-U.S.	446	851	1,235	1,669
Total current provision	78	858	2,340	1,612
Deferred:
Cayman Islands	—	—	—	—
Bermuda	4,738	—	(3,088)	—
United States:	—	—	—	—
Federal	1,422	1,521	2,733	2,344
State and local	317	(430)	584	68
Non-U.S.	776	1,756	(2,699)	3,562
Total deferred provision	7,253	2,847	(2,470)	5,974

Total provision for income taxes	$7,331	$3,705	$(130)	$7,586
The Company is an exempted entity domiciled in the Cayman Islands where income taxes are not imposed. The Company is considered a Passive Foreign Investment Company for U.S. income tax purposes and certain income taxes are imposed on our owners. Taxable income or loss generated by our corporate subsidiaries is subject to corporate income tax in locations where they conduct business.
Historically, the Company’s Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15 percent corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the exemption of certain of the Company’s Bermuda subsidiaries from Bermuda corporate income taxes will cease in 2025. For the year ended December 31, 2023, we recorded a deferred tax asset of $72.2 million in connection with the Bermuda law change. As of September 30, 2024, we project the Bermuda subsidiaries to generate a net operating loss for the year ended December 31, 2024. As such, the Company recorded a tax benefit of $3.1 million to increase its Bermuda deferred tax asset.
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to a significant portion of our income not being subject to U.S. corporate tax rates, or being deemed to be foreign sourced and thus either not taxable or taxable at effectively lower tax rates.
As of and for the nine months ended September 30, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the Services for a transition period through October 31, 2024, during which the Company procured replacements for the Services. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, plus a mark-up of ten percent (10%). In addition, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days.
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
The Former Manager was entitled to a management fee and reimbursement of certain expenses. The management fee was determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and was payable monthly in arrears in cash.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation prior to the Internalization on May 28, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$—	$303	$993	$597
Income incentive allocation	—	4,274	7,456	12,540
Total	$—	$4,577	$8,449	$13,137

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
We paid all of our operating expenses, except those specifically required to be borne by the Former Manager under the Management Agreement. The expenses required to be paid by us included, but were not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of our assets, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of ours, costs and expenses incurred in contracting with third parties (including affiliates of the Former Manager), the costs of printing and mailing proxies and reports to our shareholders, costs incurred by the Former Manager or its affiliates for travel on our behalf, costs associated with any computer software or hardware that was used by us, costs to obtain liability insurance to indemnify our directors and officers and the compensation and expenses of our transfer agent.
We paid or reimbursed the Former Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements were no greater than those which would be paid to outside professionals or consultants. The Former Manager was responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Former Manager’s employees, rent for facilities and other “overhead” expenses; we did not reimburse the Former Manager for these expenses.
The following table summarizes our reimbursements to the Former Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$2,557	$1,592	$6,115	$5,096
Acquisition and transaction expenses	967	172	1,654	381
Total	$3,524	$1,764	$7,769	$5,477
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
The following table summarizes amounts due to the Former Manager, which are included within accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Accrued management fees	$—	$224
Other payables	2,500	6,200
As of September 30, 2024 and December 31, 2023, there were no receivables from the Former Manager.
13. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include V2500 engines within the Aerospace Products segment. Prior periods have been restated to reflect the change in accordance with the requirements ASC 280, Segment Reporting. See Note 2 for additional information.
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
We believe that net income (loss) attributable to shareholders, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to shareholders as determined in accordance with U.S. GAAP. The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2024

	Three Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$57,322	$—	$8,128	$65,450
Maintenance revenue	59,917	—	—	59,917
Asset sales revenue	34,953	—	—	34,953
Aerospace products revenue	—	303,469	—	303,469
Other revenue	74	—	1,931	2,005
Total revenues	$152,266	$303,469	$10,059	$465,794

Expenses
Cost of sales	20,684	198,812	—	219,496
Operating expenses	9,995	2,617	14,246	26,858
General and administrative	—	—	4,045	4,045
Acquisition and transaction expenses	2,620	2,100	4,621	9,341
Depreciation and amortization	52,455	1,306	3,014	56,775
Total expenses	85,754	204,835	25,926	316,515

Other income (expense)
Equity in losses of unconsolidated entities	—	(438)	—	(438)
Interest expense	—	—	(57,937)	(57,937)
Other income	1,982	—	927	2,909
Total other income (expense)	1,982	(438)	(57,010)	(55,466)
Income (loss) before income taxes	68,494	98,196	(72,877)	93,813
Provision for (benefit from) income taxes	8,898	4,408	(5,975)	7,331
Net income (loss)	59,596	93,788	(66,902)	86,482
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders	$59,596	$93,788	$(75,237)	$78,147

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$136,423	$101,814	$(6,207)	$232,030
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(438)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				382
Less: Interest expense and dividends on preferred shares				(66,272)
Less: Depreciation and amortization expense				(69,453)
Less: Incentive allocations				—
Less: Asset impairment charges				—
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(9,341)
Less: Equity-based compensation expense				(1,430)
Less: Provision for income taxes				(7,331)
Net income attributable to shareholders				$78,147
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$1,266	$—	$—	$1,266
Asia	46,459	65,714	10,059	$122,232
Europe	56,750	84,136	—	$140,886
North America	34,700	149,530	—	$184,230
South America	13,091	4,089	—	$17,180
Total revenues (1)	$152,266	$303,469	$10,059	$465,794
_______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 35% and 15% of total revenues, respectively, based on the location of our customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2024

	Nine Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$168,927	$—	$20,438	$189,365
Maintenance revenue	156,894	—	—	156,894
Asset sales revenue	145,993	—	—	145,993
Aerospace products revenue	—	737,726	—	737,726
Other revenue	199	—	5,905	6,104
Total revenues	$472,013	$737,726	$26,343	$1,236,082

Expenses
Cost of sales	111,542	456,615	—	568,157
Operating expenses	26,984	16,510	37,780	81,274
General and administrative	—	—	10,697	10,697
Acquisition and transaction expenses	7,350	2,871	13,318	23,539
Management fees and incentive allocation to affiliate	—	—	8,449	8,449
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	151,211	3,177	8,998	163,386
Asset impairment	962	—	—	962
Total expenses	298,049	479,173	379,242	1,156,464

Other income (expense)
Equity in losses of unconsolidated entities	(207)	(1,592)	—	(1,799)
Interest expense	—	—	(160,840)	(160,840)
Loss on extinguishment of debt	—	—	(13,920)	(13,920)
Other income	1,440	—	1,605	3,045
Total other income (expense)	1,233	(1,592)	(173,155)	(173,514)
Income (loss) before income taxes	175,197	256,961	(526,054)	(93,896)
Provision for (benefit from) income taxes	20,224	11,865	(32,219)	(130)
Net income (loss)	154,973	245,096	(493,835)	(93,766)
Less: Dividends on preferred shares	—	—	25,005	25,005
Net income (loss) attributable to shareholders	$154,973	$245,096	$(518,840)	$(118,771)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to shareholders:

	Nine Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$366,211	$263,331	$(19,507)	$610,035
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,799)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				1,547
Less: Internalization fee to affiliate				(300,000)
Less: Interest expense and dividends on preferred shares				(185,845)
Less: Depreciation and amortization expense				(194,384)
Less: Incentive allocations				(7,456)
Less: Asset impairment charges				(962)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				(13,920)
Less: Acquisition and transaction expenses				(23,539)
Less: Equity-based compensation expense				(2,578)
Less: Benefit from income taxes				130
Net loss attributable to shareholders				$(118,771)
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$3,389	$8,271	$—	$11,660
Asia	105,220	122,744	26,343	$254,307
Europe	235,367	256,752	—	$492,119
North America	81,709	336,672	—	$418,381
South America	46,328	13,287	—	$59,615
Total revenues (1)	$472,013	$737,726	$26,343	$1,236,082
________________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 32% and 18% of total revenues, respectively, based on the location of our customers and lessees. No other country represents more than 10% of total revenues.

Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of September 30, 2024:

Operating Leases
Remainder of 2024	$73,112
2025	203,217
2026	148,127
2027	111,158
2028	101,250
Thereafter	108,318
Total	$745,182

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2023

	Three Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$35,981	$—	$9,641	$45,622
Maintenance revenue	63,925	—	—	63,925
Asset sales revenue	61,400	—	—	61,400
Aerospace products revenue	—	118,675	—	118,675
Other revenue	82	—	1,392	1,474
Total revenues	$161,388	$118,675	$11,033	$291,096

Expenses
Cost of sales	46,511	70,196	—	116,707
Operating expenses	13,944	5,947	13,996	33,887
General and administrative	—	—	3,015	3,015
Acquisition and transaction expenses	2,329	110	1,822	4,261
Management fees and incentive allocation to affiliate	—	—	4,577	4,577
Depreciation and amortization	41,141	115	2,703	43,959
Total expenses	103,925	76,368	26,113	206,406

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(108)	154	—	46
Interest expense	—	—	(40,185)	(40,185)
Other income	444	—	17	461
Total other income (expense)	336	154	(40,168)	(39,678)
Income (loss) before income taxes	57,799	42,461	(55,248)	45,012
Provision for income taxes	2,332	1,131	242	3,705
Net income (loss)	55,467	41,330	(55,490)	41,307
Less: Dividends on preferred shares	—	—	8,334	8,334
Net income (loss) attributable to shareholders	$55,467	$41,330	$(63,824)	$32,973

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Three Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$116,858	$43,289	$(5,929)	$154,218
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in earnings of unconsolidated entities				46
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(642)
Less: Interest expense and dividends on preferred shares				(48,519)
Less: Depreciation and amortization expense				(59,380)
Less: Incentive allocations				(4,274)
Less: Asset impairment charges				—
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(4,261)
Less: Equity-based compensation expense				(510)
Less: Provision for income taxes				(3,705)
Net income attributable to shareholders				$32,973
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Three Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$154	$—	$—	$154
Asia	48,267	952	11,033	60,252
Europe	56,679	34,961	—	91,640
North America	44,369	77,213	—	121,582
South America	11,919	5,549	—	17,468
Total revenues (1)	$161,388	$118,675	$11,033	$291,096
________________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 35% and 10% of total revenues, respectively, based on the location of our customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$132,978	$—	$28,163	$161,141
Maintenance revenue	141,131	—	—	141,131
Asset sales revenue	246,927	—	—	246,927
Aerospace products revenue	—	296,513	—	296,513
Other revenue	6,773	—	5,674	12,447
Total revenues	$527,809	$296,513	$33,837	$858,159

Expenses
Cost of sales	188,343	178,566	—	366,909
Operating expenses	28,610	12,838	39,770	81,218
General and administrative	—	—	10,270	10,270
Acquisition and transaction expenses	4,960	1,137	4,098	10,195
Management fees and incentive allocation to affiliate	—	—	13,137	13,137
Depreciation and amortization	114,994	298	8,107	123,399
Asset impairment	1,220	—	—	1,220
Total expenses	338,127	192,839	75,382	606,348

Other income (expense)
Equity in losses of unconsolidated entities	(242)	(1,427)	—	(1,669)
Interest expense	—	—	(117,976)	(117,976)
Other income	860	—	17	877
Total other income (expense)	618	(1,427)	(117,959)	(118,768)
Income (loss) before income taxes	190,300	102,247	(159,504)	133,043
Provision for income taxes	4,414	2,631	541	7,586
Net income (loss)	185,886	99,616	(160,045)	125,457
Less: Dividends on preferred shares	—	—	23,460	23,460
Net income (loss) attributable to shareholders	$185,886	$99,616	$(183,505)	$101,997

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income attributable to shareholders:

	Nine Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Adjusted EBITDA	$345,580	$105,413	$(16,042)	$434,951
Add: Non-controlling share of Adjusted EBITDA				—
Add: Equity in losses of unconsolidated entities				(1,669)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities				(96)
Less: Interest expense and dividends on preferred shares				(141,436)
Less: Depreciation and amortization expense				(157,084)
Less: Incentive allocations				(12,540)
Less: Asset impairment charges				(1,220)
Less: Changes in fair value of non-hedge derivative instruments				—
Less: Losses on the modification or extinguishment of debt and capital lease obligations				—
Less: Acquisition and transaction expenses				(10,195)
Less: Equity-based compensation expense				(1,128)
Less: Provision for income taxes				(7,586)
Net income attributable to shareholders				$101,997
Summary information with respect to our geographic sources of revenue, based on location of customer, is as follows:

	Nine Months Ended September 30, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$154	$875	$—	$1,029
Asia	81,285	2,737	33,837	117,859
Europe	188,498	84,547	—	273,045
North America	225,769	198,359	—	424,128
South America	32,103	9,995	—	42,098
Total revenues (1)	$527,809	$296,513	$33,837	$858,159
________________________________________________________
(1) The United States, included in North America, represents 46% of total revenues based on the location of our customers and lessees. No other country represents more than 10% of total revenues.
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	September 30, 2024	December 31, 2023
Property, plant and equipment and leasing equipment, net
Africa	$35,419	$18,380
Asia	446,744	478,120
Europe	939,380	934,817
North America	559,433	416,811
South America	188,966	229,460
Total property, plant and equipment and leasing equipment, net (1)	$2,169,942	$2,077,588
________________________________________________________
(1) The United States, included in North America, and Italy, included in Europe, represent 21% and 14% of property, plant and equipment and leasing equipment, net as of September 30, 2024, and 17% as of December 31, 2023, respectively. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.

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
The calculation of basic and diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss)	$86,482	$41,307	$(93,766)	$125,457
Less: Dividends on preferred shares	8,335	8,334	25,005	23,460
Net income (loss) attributable to shareholders	$78,147	$32,973	$(118,771)	$101,997
Weighted Average Ordinary Shares Outstanding - Basic	102,380,659	99,927,594	101,199,356	99,796,736
Weighted Average Ordinary Shares Outstanding - Diluted	103,395,348	100,482,309	101,199,356	100,269,203

Earnings (loss) per share:
Basic	$0.76	$0.33	$(1.17)	$1.02
Diluted	$0.76	$0.33	$(1.17)	$1.02
For both the three months ended September 30, 2024 and 2023, 0 shares, and for the nine months ended September 30, 2024 and 2023, 859,940 and 0 shares, respectively, were excluded from the calculation of diluted EPS due to an anti-dilutive impact.
During the three months ended September 30, 2024 and 2023, 482 and 0 ordinary shares, respectively, and for the nine months ended September 30, 2024 and 2023, 4,852 and 18,457 ordinary shares, respectively, were issued to certain directors as compensation.
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
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease. Under the agreements, we provide certain guarantees at the end of the lease term for the condition of the aircraft engines that were sold to the buyer. The guarantees are valued at $8.1 million and $6.8 million as of September 30, 2024 and December 31, 2023, respectively, and are reflected as a component of Other liabilities.
Given variability in the condition of the engines at the end of the lease terms, which range from 4 to 8 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at September 30, 2024 was $37.2 million, which is not reasonably expected.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
16. RESTRUCTURING CHARGES
In connection with the Internalization and termination of the Management Agreement, the Company agreed to pay a total of $300.0 million to its Former Manager (for itself and on behalf of the Master GP, as applicable). At closing, the Company issued 1,866,949 ordinary shares valued at $150.0 million. The remaining balance was paid in cash on June 17, 2024. The restructuring charge paid in connection with the Internalization and termination of the Management Agreement is reflected in Internalization Fee to Affiliate expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024. See Note 12 for additional discussion. There were no restructuring charges recorded for the three and nine months ended September 30, 2023.
17. SUBSEQUENT EVENTS
Senior Notes due 2033
On October 9, 2024, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2033 (the “Senior Notes due 2033”). The Senior Notes due 2033 bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025. Using a portion of the net proceeds, the Company redeemed the remaining $130.5 million aggregate principal amount of Senior Notes due 2027, plus accrued and unpaid interest. The Company used the remaining net proceeds to pay down in full the Company’s Revolving Credit Facility, with any excess proceeds intended for general corporate purposes, including funding acquisitions and investments.
Series A Shares
On October 29, 2024, the Company redeemed in full the outstanding 4,180,000 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares at a redemption price equal to $25.00 per share in cash, plus $1.6 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of October 29, 2024.
Dividends
On October 30, 2024, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended September 30, 2024, payable on November 25, 2024 to the holders of record on November 14, 2024.
Additionally, on October 30, 2024, our Board of Directors also declared cash dividends on the Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares of $0.50, $0.52 and $0.59 per share, respectively, payable on December 16, 2024 to the holders of record on December 2, 2024.

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
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through our maintenance facilities and exclusivity arrangements, aftermarket components for aircraft engines. Additionally, we own and lease offshore energy equipment. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of September 30, 2024, we had total consolidated assets of $3.7 billion and total equity of $118.5 million.
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
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the Services for a transition period until October 31, 2024, during which the Company procured replacements for the Services. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, including the allocated cost of, among other things, overhead, employee wages and compensation, rent and related real estate expenses and actually incurred out-of-pocket expenses, plus a mark-up of ten percent (10%). The Company was required to use commercially reasonable efforts to make available to the Former Manager certain employees of the Company who were previously employees of the Former Manager to provide the Reverse Services, subject to certain exceptions. In addition, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Company is required to continue to provide the Reverse Services until the later to occur of the dissolution or sale of the entities receiving Reverse Services. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days.
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result we recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of September 30, 2024, eight aircraft and seventeen engines were still located in Russia.
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

Operating Segments
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to customers. The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include product offerings for V2500 engines within the Aerospace Products segment. Prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting.
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

Comparison of the three and nine months ended September 30, 2024 and 2023
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$65,450	$45,622	$19,828	$189,365	$161,141	$28,224
Maintenance revenue	59,917	63,925	(4,008)	156,894	141,131	15,763
Asset sales revenue	34,953	61,400	(26,447)	145,993	246,927	(100,934)
Aerospace products revenue	303,469	118,675	184,794	737,726	296,513	441,213
Other revenue	2,005	1,474	531	6,104	12,447	(6,343)
Total revenues	465,794	291,096	174,698	1,236,082	858,159	377,923

Expenses
Cost of sales	219,496	116,707	102,789	568,157	366,909	201,248
Operating expenses	26,858	33,887	(7,029)	81,274	81,218	56
General and administrative	4,045	3,015	1,030	10,697	10,270	427
Acquisition and transaction expenses	9,341	4,261	5,080	23,539	10,195	13,344
Management fees and incentive allocation to affiliate	—	4,577	(4,577)	8,449	13,137	(4,688)
Internalization fee to affiliate	—	—	—	300,000	—	300,000
Depreciation and amortization	56,775	43,959	12,816	163,386	123,399	39,987
Asset impairment	—	—	—	962	1,220	(258)
Total expenses	316,515	206,406	110,109	1,156,464	606,348	550,116

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(438)	46	(484)	(1,799)	(1,669)	(130)
Interest expense	(57,937)	(40,185)	(17,752)	(160,840)	(117,976)	(42,864)
Loss on extinguishment of debt	—	—	—	(13,920)	—	(13,920)
Other income	2,909	461	2,448	3,045	877	2,168
Total other expense	(55,466)	(39,678)	(15,788)	(173,514)	(118,768)	(54,746)
Income (loss) from before income taxes	93,813	45,012	48,801	(93,896)	133,043	(226,939)
Provision for (benefit from) income taxes	7,331	3,705	3,626	(130)	7,586	(7,716)
Net income (loss)	86,482	41,307	45,175	(93,766)	125,457	(219,223)
Less: Dividends on preferred shares	8,335	8,334	1	25,005	23,460	1,545
Net income (loss) attributable to shareholders	$78,147	$32,973	$45,174	$(118,771)	$101,997	$(220,768)

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net income (loss) attributable to shareholders	$78,147	$32,973	$45,174	$(118,771)	$101,997	$(220,768)
Add: Provision for (benefit from) income taxes	7,331	3,705	3,626	(130)	7,586	(7,716)
Add: Equity-based compensation expense	1,430	510	920	2,578	1,128	1,450
Add: Acquisition and transaction expenses	9,341	4,261	5,080	23,539	10,195	13,344
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	13,920	—	13,920
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	962	1,220	(258)
Add: Incentive allocations	—	4,274	(4,274)	7,456	12,540	(5,084)
Add: Depreciation and amortization expense (1)	69,453	59,380	10,073	194,384	157,084	37,300
Add: Interest expense and dividends on preferred shares	66,272	48,519	17,753	185,845	141,436	44,409
Add: Internalization fee to affiliate	—	—	—	300,000	—	300,000
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(382)	642	(1,024)	(1,547)	96	(1,643)
Less: Equity in losses (earnings) of unconsolidated entities	438	(46)	484	1,799	1,669	130
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$232,030	$154,218	$77,812	$610,035	$434,951	$175,084
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) depreciation and amortization expense of $56,775 and $43,959, (ii) lease intangible amortization of $3,720 and $3,726 and (iii) amortization for lease incentives of $8,958 and $11,695, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) depreciation and amortization expense of $163,386 and $123,399, (ii) lease intangible amortization of $11,482 and $11,325 and (iii) amortization for lease incentives of $19,516 and $22,360, respectively.
(2) Includes the following items for the three months ended September 30, 2024 and 2023: (i) net (loss) income of $(438) and $46, (ii) depreciation and amortization expense of $56 and $367, and (iii) acquisition and transaction expenses of $0 and $229, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) net loss of $1,799 and $1,669, (ii) depreciation and amortization expense of $252 and $1,202, and (iii) acquisition and transaction expenses of $0 and $563, respectively.
Revenues
Comparison of the three months ended September 30, 2024 and 2023
Total revenues increased by $174.7 million, driven by the following:
•Aerospace products revenue increased by $184.8 million, primarily due to a $164.3 million increase in CFM56-7B, CFM56-5B and V2500 engine and module sales, a $9.6 million increase in parts inventory sales, and other sales revenue of $7.7 million from the QuickTurn and LMCES acquisitions.
•Lease income increased by $19.8 million, primarily due to increases in aircraft lease revenue of $10.0 million, engine lease revenue of $7.2 million, and a decrease in lease incentive amortization of $4.1 million. Aircraft and engine revenue both increased due to an increased number of assets on lease in Q3 2024 compared to Q3 2023. This was partially offset by a decrease of $1.5 million in the Offshore Energy business driven by one of our vessels in the Offshore Energy business having fewer days on-hire in 2024 compared to 2023.
•Asset sales revenue decreased by $26.4 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one aircraft was sold in Q3 2024 as compared to one aircraft and eight engines sold in Q3 2023.
•Maintenance revenue decreased by $4.0 million. Aircraft maintenance revenue decreased by $14.8 million from Q3 2023 to Q3 2024, due to $18.2 million of higher maintenance reserves taken into revenue in Q3 2023, partially offset by an increased number of aircraft on lease in Q3 2024 generating maintenance revenue as compared to Q3 2023. This decrease in aircraft maintenance revenue was partially offset by increased engine maintenance revenue of $10.8 million, driven by an increased number of engines on lease in Q3 2024 generating maintenance revenue as compared to Q3 2023.

Comparison of the nine months ended September 30, 2024 and 2023
Total revenues increased by $377.9 million, driven by the following:
•Aerospace products revenue increased by $441.2 million, primarily due to a $387.2 million increase in CFM56-7B, CFM56-5B and V2500 engine and module sales, a $26.0 million increase in parts inventory sales, and other sales revenue of $22.5 million from the QuickTurn and LMCES acquisitions.
•Lease income increased by $28.2 million, primarily due to an increase in engine lease revenue of $30.4 million, driven by an increased number of engines on lease, and a decrease in lease amortization of $6.6 million, partially offset by a $7.7 million decrease in the Offshore Energy business due to one of our vessels having fewer days on-hire in 2024 compared to 2023 and a decrease in aircraft lease revenue of $0.9 million.
•Maintenance revenue increased by $15.8 million. Engine maintenance revenue increased by $41.2 million, driven by an increased number of engines on lease in 2024 as compared to 2023. This increase was partially offset by a decrease in aircraft maintenance revenue of $25.5 million, primarily due to $20.1 million of higher maintenance reserves taken into revenue in 2023 as well as lower utilization.
•Asset sales revenue decreased by $100.9 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one aircraft and 12 engines were sold in 2024 as compared to 11 aircraft and 18 engines sold in 2023.
•Other revenue decreased by $6.3 million, primarily due to a decrease in assets with end-of-lease redelivery compensation. During 2024, one aircraft and six engines had end-of-lease redelivery compensation, as compared to eight aircraft and four engines in 2023.
Expenses
Comparison of the three months ended September 30, 2024 and 2023
Total expenses increased by $110.1 million, driven by the following:
•Cost of sales increased by $102.8 million, driven by a $128.6 million increase in the Aerospace Products segment, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period. This increase was partially offset by a $25.8 million decrease in the Aviation Leasing segment, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue. Specifically, one aircraft was sold in Q3 2024 as compared to one aircraft and eight engines sold in Q3 2023.
•Depreciation and amortization increased by $12.8 million, primarily driven by an increase in the number of assets owned and on lease, the acquisitions of LMCES and QuickTurn, partially offset by an increase in the number of aircraft redelivered.
•Acquisition and transaction expenses increased by $5.1 million, primarily due to higher legal and other professional fees incurred for the acquisition of LMCES on September 9, 2024.
•General and administrative expense increased by $1.0 million, primarily due to higher reimbursements to the Former Manager for certain services provided to the Company subsequent to the Internalization effective May 28, 2024.
•Operating expenses decreased by $7.0 million, primarily due to a $3.9 million decrease in the Aviation Leasing segment, driven by a decrease in bad debt expense of $5.6 million, partially offset by increases in insurance expense of $0.9 million and repairs and maintenance expense of $0.3 million. The Aerospace Products segment contributed a $3.3 million decrease, primarily due to a $1.1 million decrease in shipping and storage fees, a $0.6 million decrease in professional fees, and a $0.5 million decrease in insurance expense.
•Management fees and incentive allocation to affiliate decreased by $4.6 million, due to the absence of any management or incentive fee to the Former Manager in the current quarter, since the Internalization was effective May 28, 2024.
Comparison of the nine months ended September 30, 2024 and 2023
Total expenses increased by $550.1 million, driven by the following:
•Internalization fee to affiliate increased by $300.0 million relating to the Internalization effective May 28, 2024.
•Cost of sales increased by $201.2 million, primarily due to an increase of $278.0 million in our Aerospace Products segment, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period. This was partially offset by a decrease of $76.8 million in the Aviation Leasing segment primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue. Specifically, one aircraft and 12 engines were sold in 2024 compared to 11 aircraft and 18 engines sold in 2023.

•Depreciation and amortization increased by $40.0 million, primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered.
•Acquisition and transaction expenses increased by $13.3 million, primarily due to higher professional fees incurred in evaluating and completing strategic transactions and fees associated with the Internalization and the acquisition of LMCES on September 9, 2024.
•Management fees and incentive allocation to affiliate decreased by $4.7 million, due to a decrease in management and incentive fees to the Former Manager during 2024, with the Internalization effective May 28, 2024, as compared to fees paid for the full nine months ended September 30, 2023.
Other (expense) income
Total other expense increased by $15.8 million during the three months ended September 30, 2024, due to the following:
•Interest expense increased by $17.8 million, reflecting an increase in the average debt outstanding of approximately $913.0 million, primarily due to increases in the (i) Senior Notes due 2032 of $800.0 million, which were issued in June 2024, (ii) Senior Notes due 2031 of $700.0 million, which were issued in April 2024, and the (iii) Senior Notes due 2030 of $497.0 million, which were issued in November 2023, partially offset by decreases in the (iv) Senior Notes due 2025 of $652.4 million, which were redeemed in April 2024, (v) Senior Notes due 2027 of $269.5 million, which were partially redeemed in June 2024, and the (vi) Revolving Credit Facility of $161.7 million.
•Other income increased by $2.4 million primarily driven by $1.6 million of interest income earned on financing receivables within our Aviation Leasing Segment and $0.9 million of interest income from the Company’s investments in money market funds.
Total other expense increased by $54.7 million during the nine months ended September 30, 2024, due to the following:
•Interest expense increased by $42.9 million, reflecting an increase in the average debt outstanding of approximately $694.8 million, primarily due to increases in the (i) Senior Notes due 2030 of $496.9 million, which were issued in November 2023, (ii) Senior Notes due 2031 of $466.7 million, issued in April 2024, and (iii) Senior Notes due 2032 of $355.6 million, which were issued in June 2024, partially offset by decreases in the (iv) Senior Notes due 2025 of $435.4 million, which were redeemed in April 2024, (v) Senior Notes due 2027 of $119.7 million, which were partially redeemed in June 2024, and the (vi) Revolving Credit Facility of $68.9 million
•Loss on extinguishment of debt increased by $13.9 million driven by the redemption of Senior Notes due 2025 and a partial redemption of Senior Notes due 2027.
•Other income increased by $2.2 million primarily driven by $1.6 million of interest income generated from the Company’s investments in money market funds and $0.6 million of interest income earned on financing receivables within our Aviation Leasing Segment.
Provision for (benefit from) income taxes
The provision for income taxes increased by $3.6 million during the three months ended September 30, 2024. This increase is primarily attributable to an increase in income generated from leasing and aerospace activities in jurisdictions subject to taxes. As the Company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.

The benefit from income taxes increased by $7.7 million during the nine months ended September 30, 2024. This increase was primarily attributable to a substantial tax benefit arising from the Internalization fee paid to the affiliate. The fee provided a favorable impact on the Company's overall tax position, despite being partially offset by higher income from leasing and aerospace activities. As the Aviation Leasing and Aerospace Products segments experienced growth, the associated income increased, leading to a greater tax expense that reduced the tax benefit received from the Internalization fee.
Net income (loss)
Net income increased by $45.2 million and decreased $219.2 million for the three and nine months ended September 30, 2024 as compared to prior years, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $77.8 million and $175.1 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.

Aviation Leasing Segment

As of September 30, 2024, in our Aviation Leasing segment, we own and manage 393 aviation assets, consisting of 96 commercial aircraft and 297 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of September 30, 2024, 86 of our commercial aircraft and 184 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease, or held in short term storage awaiting a future lease. Our aviation equipment was approximately 79% utilized during the nine months ended September 30, 2024, based on the percentage of days on lease in the quarter, weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 45 months, and our engines currently on lease have an average remaining lease term of 21 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2024	5	91	96
Purchases	—	27	27
Sales	—	(1)	(1)
Transfers	—	(26)	(26)
Assets at September 30, 2024	5	91	96

Engines
Assets at January 1, 2024	32	235	267
Purchases	4	86	90
Sales	(9)	(1)	(10)
Transfers	—	(50)	(50)
Assets at September 30, 2024	27	270	297
The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$57,322	$35,981	$21,341	$168,927	$132,978	$35,949
Maintenance revenue	59,917	63,925	(4,008)	156,894	141,131	15,763
Asset sales revenue	34,953	61,400	(26,447)	145,993	246,927	(100,934)
Other revenue	74	82	(8)	199	6,773	(6,574)
Total revenues	152,266	161,388	(9,122)	472,013	527,809	(55,796)

Expenses
Cost of sales	20,684	46,511	(25,827)	111,542	188,343	(76,801)
Operating expenses	9,995	13,944	(3,949)	26,984	28,610	(1,626)
Acquisition and transaction expenses	2,620	2,329	291	7,350	4,960	2,390
Depreciation and amortization	52,455	41,141	11,314	151,211	114,994	36,217
Asset impairment	—	—	—	962	1,220	(258)
Total expenses	85,754	103,925	(18,171)	298,049	338,127	(40,078)

Other income (expense)
Equity in losses of unconsolidated entities	—	(108)	108	(207)	(242)	35
Other income	1,982	444	1,538	1,440	860	580
Total other income	1,982	336	1,646	1,233	618	615
Income before income taxes	68,494	57,799	10,695	175,197	190,300	(15,103)
Provision for income taxes	8,898	2,332	6,566	20,224	4,414	15,810
Net income attributable to shareholders	$59,596	$55,467	$4,129	$154,973	$185,886	$(30,913)

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net income attributable to shareholders	$59,596	$55,467	$4,129	$154,973	$185,886	$(30,913)
Add: Provision for income taxes	8,898	2,332	6,566	20,224	4,414	15,810
Add: Equity-based compensation expense	176	105	71	409	232	177
Add: Acquisition and transaction expenses	2,620	2,329	291	7,350	4,960	2,390
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	962	1,220	(258)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	65,133	56,562	8,571	182,209	148,679	33,530
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	—	(45)	45	(123)	(53)	(70)
Less: Equity in losses of unconsolidated entities	—	108	(108)	207	242	(35)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$136,423	$116,858	$19,565	$366,211	$345,580	$20,631
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) depreciation expense of $52,455 and $41,141, (ii) lease intangible amortization of $3,720 and $3,726 and (iii) amortization for lease incentives of $8,958 and $11,695, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) depreciation expense of $151,211 and $114,994, (ii) lease intangible amortization of $11,482 and $11,325 and (iii) amortization for lease incentives of $19,516 and $22,360, respectively.
(2) Includes the following items for the three months ended September 30, 2024 and 2023: (i) net loss of $0 and $108 and (ii) depreciation and amortization of $0 and $63, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) net loss of $207 and $242 and (ii) depreciation and amortization of $84 and $189, respectively.
Revenues
Comparison of the three months ended September 30, 2024 and 2023
Total revenues decreased by $9.1 million, driven by the following:
•Asset sales revenue decreased by $26.4 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one aircraft was sold in Q3 2024 as compared to one aircraft and eight engines sold in Q3 2023.
•Maintenance revenue decreased by $4.0 million. Aircraft maintenance revenue decreased by $14.8 million from Q3 2023 to Q3 2024, due to $18.2 million of higher maintenance reserves taken into revenue in Q3 2023, partially offset by an increased number of aircraft on lease in Q3 2024 as compared to Q3 2023. This decrease in aircraft maintenance revenue was partially offset by increased engine maintenance revenue of $10.8 million, driven by an increased number of engines on lease in Q3 2024 generating maintenance revenue as compared to Q3 2023.
•Lease income increased by $21.3 million, due to increases in aircraft lease revenue of $10.0 million, engine lease revenue of $7.2 million, and a decrease in lease amortization of $4.1 million. Aircraft and engine revenue both increased due to an increased number of assets on lease in Q3 2024 as compared to Q3 2023.
Comparison of the nine months ended September 30, 2024 and 2023
Total revenue decreased by $55.8 million, driven by the following:
•Asset sales revenue decreased by $100.9 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one aircraft and 12 engines were sold in 2024 as compared to 11 aircraft and 18 engines sold in 2023.
•Other revenue decreased by $6.6 million, primarily due to a decrease in assets with end-of-lease redelivery compensation. During 2024, one aircraft and five engines had end-of-lease redelivery compensation, as compared to eight aircraft and four engines in 2023.

•Lease income increased by $35.9 million, due to an increase in engine lease revenue of $30.4 million, driven by an increased number of engines on lease, and a decrease in lease amortization of $6.6 million. This increase was partially offset by a slight decrease in aircraft lease revenue of $0.9 million.
•Maintenance revenue increased by $15.8 million. Engine maintenance revenue increased by $41.2 million, driven by an increased number of engines on lease in 2024 as compared to 2023. This increase was partially offset by a decrease in aircraft maintenance revenue of $25.5 million, primarily due to $20.1 million of higher maintenance reserves taken into revenue in 2023 as well as lower utilization.
Expenses
Comparison of the three months ended September 30, 2024 and 2023
Total expenses decreased by $18.2 million, driven by the following:
•Cost of sales decreased by $25.8 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, and is in line with an overall decrease in the corresponding asset sales revenue. Specifically, one aircraft was sold in Q3 2024 as compared to one aircraft and eight engines sold in Q3 2023.
•Operating expenses decreased by $3.9 million, primarily driven by a decrease in bad debt expense of $5.6 million in connection with the termination of four aircraft leases in Q3 2023, partially offset by increases in insurance expense of $0.9 million and repairs and maintenance expense of $0.3 million.
•Depreciation and amortization expense increased by $11.3 million, driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered.
Comparison of the nine months ended September 30, 2024 and 2023
Total expenses decreased by $40.1 million, driven by the following:
•Cost of sales decreased by $76.8 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, and is in line with an overall decrease in the corresponding asset sales revenue. Specifically, one aircraft and 12 engines were sold in 2024 compared to 11 aircraft and 18 engines sold in 2023.
•Operating expenses decreased by $1.6 million, primarily driven by a decrease in bad debt expense of $5.9 million, partially offset by increases in legal fees of $1.5 million, repairs and maintenance expense of $1.1 million, technical consulting expense of $1.0 million and payroll-related expenses of $0.7 million.
•Depreciation and amortization expense increased by $36.2 million, driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered.
•Acquisition and transaction expenses increased by $2.4 million, primarily due to higher legal fees incurred in evaluating and completing strategic transactions.
Other income
Total other income increased by $1.6 million and $0.6 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to interest income earned on financing receivables during 2024.
Provision for income taxes
The provision for income taxes increased by $6.6 million and $15.8 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to increases in income from leasing activities in jurisdictions subject to taxes. As the Company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.
Net income
Net income increased by $4.1 million and decreased by $30.9 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $19.6 million and $20.6 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to the changes noted above.

Aerospace Products Segment
The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. Our engine, module and parts sales are facilitated through a dedicated commercial maintenance program, designed to focus on modular and parts repair and refurbishment of CFM56-7B and CFM56-5B engines. In September 2024, we acquired LMCES to further enhance this business and establish permanent engine and module manufacturing capabilities. Refer to Note 3 “Acquisition of Lockheed Martin Commercial Engine Solutions”, for additional information. In addition, other serviceable used modules and parts are sold through our exclusive partnership, who is responsible for the teardown, repair, marketing and sales of parts from our CFM56 engine pool. In December 2023, we acquired the remaining interest in Quick Turn Engine Center LLC or “QuickTurn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. Refer to Note 4 “Acquisition of QuickTurn”, for additional information. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Aerospace products revenue	$303,469	$118,675	$184,794	$737,726	$296,513	$441,213

Expenses
Cost of sales	198,812	70,196	128,616	456,615	178,566	278,049
Operating expenses	2,617	5,947	(3,330)	16,510	12,838	3,672
Acquisition and transaction expenses	2,100	110	1,990	2,871	1,137	1,734
Depreciation and amortization	1,306	115	1,191	3,177	298	2,879
Total expenses	204,835	76,368	128,467	479,173	192,839	286,334

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(438)	154	(592)	(1,592)	(1,427)	(165)
Total other (expense) income	(438)	154	(592)	(1,592)	(1,427)	(165)
Income before income taxes	98,196	42,461	55,735	256,961	102,247	154,714
Provision for income taxes	4,408	1,131	3,277	11,865	2,631	9,234
Net income attributable to shareholders	$93,788	$41,330	$52,458	$245,096	$99,616	$145,480

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net income attributable to shareholders	$93,788	$41,330	$52,458	$245,096	$99,616	$145,480
Add: Provision for income taxes	4,408	1,131	3,277	11,865	2,631	9,234
Add: Equity-based compensation expense	156	70	86	154	155	(1)
Add: Acquisition and transaction expenses	2,100	110	1,990	2,871	1,137	1,734
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,306	115	1,191	3,177	298	2,879
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(382)	687	(1,069)	(1,424)	149	(1,573)
Less: Equity in losses (earnings) of unconsolidated entities	438	(154)	592	1,592	1,427	165
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$101,814	$43,289	$58,525	$263,331	$105,413	$157,918
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) net (loss) income of $(438) and $154, (ii) depreciation and amortization expense of $56 and $304, and (iii) acquisition and transaction expenses of $0 and $229, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) net loss of $1,592 and $1,427, (ii) depreciation and amortization expense of $168 and $1,013, and (iii) acquisition and transaction expenses of $0 and $563, respectively.
Revenues
Total Aerospace products revenue increased by $184.8 million during the three months ended September 30, 2024 as compared to 2023, primarily due to a $164.3 million increase in CFM56-7B, CFM56-5B and V2500 engine and module sales, a $9.6 million increase in parts inventory sales, and other sales revenues of $7.7 million from the QuickTurn and LMCES acquisitions.
Total Aerospace products revenue increased by $441.2 million during the nine months ended September 30, 2024 as compared to 2023, primarily due to a $387.2 million increase in CFM56-7B, CFM56-5B and V2500 engine and module sales, a $26.0 million increase in parts inventory sales, and other sales revenues of $22.5 million from the QuickTurn and LMCES acquisitions.
Expenses
Comparison of the three months ended September 30, 2024 and 2023
Total expenses increased by $128.5 million, due to the following:
•Cost of sales increased by $128.6 million, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period.
•Acquisition and transaction expenses increased by $2.0 million, primarily driven by higher professional fees incurred in evaluating and completing strategic transactions.
•Depreciation and amortization increased by $1.2 million due to the acquisitions of LMCES in Q3 2024 and QuickTurn in Q4 2023.
•Operating expenses decreased by $3.3 million, primarily due to a $1.1 million decrease in shipping and storage fees, a $0.6 million decrease in professional fees, and a $0.5 million decrease in insurance expense.
Comparison of the nine months ended September 30, 2024 and 2023
Total expenses increased by $286.3 million, due to the following:

•Cost of sales increased by $278.0 million, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $3.7 million, primarily driven by a $2.0 million increase in compensation and benefits expense and a $1.3 million increase in insurance expense.
•Depreciation and amortization increased by $2.9 million due to the acquisitions of LMCES in Q3 2024 and QuickTurn in Q4 2023.
•Acquisition and transaction expenses increased by $1.7 million, primarily driven by higher professional fees incurred in evaluating and completing strategic transactions.
Provision for income taxes
The provision for income taxes increased by $3.3 million and $9.2 million during the three and nine months ended September 30, 2024, respectively, primarily due to an increase in income from aerospace activities in jurisdictions subject to taxes. As the Company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.
Net income
Net income increased by $52.5 million and $145.5 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $58.5 million and $157.9 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$8,128	$9,641	$(1,513)	$20,438	$28,163	$(7,725)
Other revenue	1,931	1,392	539	5,905	5,674	231
Total revenues	10,059	11,033	(974)	26,343	33,837	(7,494)

Expenses
Operating expenses	14,246	13,996	250	37,780	39,770	(1,990)
General and administrative	4,045	3,015	1,030	10,697	10,270	427
Acquisition and transaction expenses	4,621	1,822	2,799	13,318	4,098	9,220
Management fees and incentive allocation to affiliate	—	4,577	(4,577)	8,449	13,137	(4,688)
Internalization fee to affiliate	—	—	—	300,000	—	300,000
Depreciation and amortization	3,014	2,703	311	8,998	8,107	891
Total expenses	25,926	26,113	(187)	379,242	75,382	303,860

Other (expense) income
Loss on extinguishment of debt	—	—	—	(13,920)	—	(13,920)
Interest expense	(57,937)	(40,185)	(17,752)	(160,840)	(117,976)	(42,864)
Other income	927	17	910	1,605	17	1,588
Total other expense	(57,010)	(40,168)	(16,842)	(173,155)	(117,959)	(55,196)
Loss before income taxes	(72,877)	(55,248)	(17,629)	(526,054)	(159,504)	(366,550)
(Benefit from) provision for income taxes	(5,975)	242	(6,217)	(32,219)	541	(32,760)
Net loss	(66,902)	(55,490)	(11,412)	(493,835)	(160,045)	(333,790)
Less: Dividends on preferred shares	8,335	8,334	1	25,005	23,460	1,545
Net loss attributable to shareholders	$(75,237)	$(63,824)	$(11,413)	$(518,840)	$(183,505)	$(335,335)
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to shareholders	$(75,237)	$(63,824)	$(11,413)	$(518,840)	$(183,505)	$(335,335)
Add: (Benefit from) provision for income taxes	(5,975)	242	(6,217)	(32,219)	541	(32,760)
Add: Equity-based compensation expense	1,098	335	763	2,015	741	1,274
Add: Acquisition and transaction expenses	4,621	1,822	2,799	13,318	4,098	9,220
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	13,920	—	13,920
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	4,274	(4,274)	7,456	12,540	(5,084)
Add: Depreciation and amortization expense	3,014	2,703	311	8,998	8,107	891
Add: Interest expense and dividends on preferred shares	66,272	48,519	17,753	185,845	141,436	44,409
Add: Internalization fee to affiliate	—	—	—	300,000	—	300,000
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(6,207)	$(5,929)	$(278)	$(19,507)	$(16,042)	$(3,465)

Revenues
Comparison of the three months ended September 30, 2024 and 2023
Total revenues decreased by $1.0 million, primarily due to a $1.5 million decrease in Lease income, partially offset by a $0.5 million increase in Other revenue. Lease income declined primarily due to one of our vessels in the Offshore Energy business having fewer days on-hire in 2024 compared to 2023. The increase in Other revenue is driven by higher victualling income for one of our vessels from a new lessee that required additional operational support services in 2024 compared to 2023.
Comparison of the nine months ended September 30, 2024 and 2023
Total revenues decreased by $7.5 million, primarily due to a $7.7 million decrease in the Lease income. Lease income declined primarily due to one of our vessels in the Offshore Energy business had fewer days on-hire in 2024 compared to 2023.
Expenses
Comparison of the three months ended September 30, 2024 and 2023
Total expenses decreased by $0.2 million, due to the following:
•Management fees and incentive allocation to affiliate decreased by $4.6 million, due to the absence of any management or incentive fee to the Former Manager in the current quarter, since the Internalization was effective May 28, 2024.
•Acquisition and transaction expense increased by $2.8 million, primarily due to higher legal and other professional fees incurred for the acquisition of LMCES on September 9, 2024.
•General and administrative expense increased by $1.0 million, primarily due to reimbursements to the Former Manager for certain services provided to the Company subsequent to the Internalization effective May 28, 2024.
Comparison of the nine months ended September 30, 2024 and 2023
Total expenses increased by $303.9 million, due to the following:
•Internalization fee to affiliate increased by $300.0 million for the Internalization effective May 28, 2024.
•Acquisition and transaction expense increased by $9.2 million, primarily due to higher legal and other professional fees incurred for the Internalization on May 28, 2024 and the acquisition of LMCES on September 9, 2024.
•Management fees and incentive allocation to affiliate decreased by $4.7 million, due to a decrease in management and incentive fees to the Former Manager during 2024, with the Internalization effective May 28, 2024, as compared to fees paid for the full nine months ended September 30, 2023.
•Operating expenses decreased by $2.0 million, primarily due to decreases in the Offshore Energy business, driven by decreases in project costs of $7.0 million and crew expenses of $6.0 million as a result of one of our vessels having fewer days on-hire in 2024 compared to 2023. This decrease was partially offset by an increase in bad debt expense of $2.1 million. The decrease was also offset by increases in Corporate expenses, including payroll-related expenses of $2.8 million, IT, marketing, and subscription expenses of $2.7 million and professional fees of $2.1 million.
Other (expense) income
Total other expense increased by $16.8 million during the three months ended September 30, 2024, due to the following:
•Interest expense increased by $17.8 million, reflecting an increase in the average debt outstanding of approximately $913.0 million, primarily due to increases in the (i) Senior Notes due 2032 of $800.0 million, which were issued in June 2024, (ii) Senior Notes due 2031 of $700.0 million, which were issued in April 2024, and the (iii) Senior Notes due 2030 of $497.0 million, which were issued in November 2023, partially offset by decreases in the (iv) Senior Notes due 2025 of $652.4 million, which were redeemed in April 2024, (v) Senior Notes due 2027 of $269.5 million, which were partially redeemed in June 2024, and the (vi) Revolving Credit Facility of $161.7 million.
•Other income increased by $0.9 million, driven by interest income generated from the Company’s investments in money market funds.
Total other expense increased by $55.2 million during the nine months ended September 30, 2024, due to the following:
•Interest expense increased by $42.9 million, reflecting an increase in the average debt outstanding of approximately $694.8 million, primarily due to increases in the (i) Senior Notes due 2030 of $496.9 million, which were issued in November 2023, (ii) Senior Notes due 2031 of $466.7 million, issued in April 2024 (iii) Senior Notes due 2032 of $355.6 million, which were issued in June 2024, partially offset by decreases in the (iv) Senior Notes due 2025 of $435.4 million, which were redeemed in April 2024, (v) Senior Notes due 2027 of $119.7 million, which were partially redeemed in June 2024, and the (vi) Revolving Credit Facility of $68.9 million.
•Loss on extinguishment of debt increased by $13.9 million, driven by the redemption of Senior Notes due 2025 and a partial redemption of Senior Notes due 2027.

•Other income increased by $1.6 million, driven by interest income generated from the Company’s investments in money market funds.
Benefit from income taxes
The benefit from income taxes increased by $6.2 million and $32.8 million during the three and nine months ended September 30, 2024, respectively, primarily due to the tax benefit from the Internalization fee paid to affiliate. The Internalization fee created a substantial tax benefit, which led to an improved tax position for the Company. The impact of the fee was notable in both the quarterly and year-to-date financials, as it provided a meaningful offset against taxable income from the leasing and aerospace segments.
Net loss
Net loss increased by $11.4 million and $333.8 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $0.3 million and $3.5 million during the three and nine months ended September 30, 2024, respectively, as compared to prior periods, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $1.0 billion and $562.8 million during the nine months ended September 30, 2024 and 2023, respectively.
•Distributions to shareholders, including cash dividends, were $115.8 million and $113.2 million during the nine months ended September 30, 2024 and 2023, respectively.
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
•Cash flows used in operating activities, plus Principal collections on finance leases and Receipt of maintenance deposits under operating lease agreements were $108.7 million during the nine months ended September 30, 2024. Cash flows from operating activities, plus Principal collections on finance leases and Receipt of maintenance deposits under operating lease agreements were $143.1 million during the nine months ended September 30, 2023.
•During the nine months ended September 30, 2024, additional borrowings were obtained in connection with the (i) Senior Notes due 2031 of $800.0 million, (ii) Senior Notes due 2030 of $700.0 million and (iii) Revolving Credit Facility of $590.0 million. We made total principal repayments of (i) $650.0 million related to the Senior Notes due 2025, (ii) $440.0 million relating to the Revolving Credit Facility and (iii) $269.5 million related to the Senior Notes due 2027. During the nine months ended September 30, 2023, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $430.0 million and $330.0 million, respectively.
•Proceeds from sales of assets were $542.9 million and $366.1 million during the nine months ended September 30, 2024 and 2023, respectively.
•Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs, were $61.7 million during the nine months ended September 30, 2023.
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
Historical Cash Flow
Comparison of the nine months ended September 30, 2024 and 2023
The following table compares the historical cash flow for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flow Data:
Net cash (used in) provided by operating activities	$(146,153)	$116,766
Net cash used in investing activities	(442,731)	(191,092)
Net cash provided by financing activities	610,016	74,140

Net cash used in operating activities increased $262.9 million, which primarily reflects an increase in (i) Net loss of $219.2 million and certain adjustments to reconcile net loss to cash provided by operating activities including an increase in (ii) Gain on sale of assets of $133.8 million and decreases in (iii) Changes in net working capital of $126.6 million, (iv) Change in deferred income taxes of $8.4 million and (v) Provision for credit losses of $3.8 million, partially offset by increases in (vi) Non-cash termination fee to affiliate (issuance of ordinary shares) of $150.0 million and (vii) Depreciation and amortization of $40.0 million, a decrease in (viii) Security deposits and maintenance claims included in earnings of $21.0 million and an increase in (ix) Loss on extinguishment of debt of $13.9 million.
Net cash used in investing activities increased $251.6 million, primarily due to increases in (i) Acquisition of business, net of cash acquired of $143.6 million, (ii) Deposits for acquisitions of aircraft and engines of $152.2 million, (iii) Acquisition of leasing equipment of $115.4 million and (iv) Investments in financing receivable of $63.9 million partially offset by higher (v) Proceeds from the sale of assets of $176.9 million, decreases in (vi) Investment in unconsolidated entities of $19.5 million, (vii) Acquisition of lease intangibles of $11.6 million and (viii) Investment in promissory notes of $11.5 million and higher (ix) Proceeds (refunds) from deposits on sale of aircraft and engines of $3.1 million.
Net cash provided by financing activities increased $535.9 million, primarily due to increases in (i) Proceeds from debt of $1.6 billion and (ii) Receipt of maintenance deposits under operating lease agreements of $12.8 million, partially offset by an increase in (iii) Repayment of debt of $1.0 billion, a decrease in (iv) Proceeds from the issuance of preferred shares, net of underwriter’s discount and issuance costs of $61.7 million, and increases in (v) Payment of deferred financing costs of $9.0 million and (vi) Release of maintenance deposits under operating lease agreements of $6.2 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2024, we had outstanding principal and interest payment obligations of $3.3 billion and $1.3 billion, respectively, of which only interest payments of $216.4 million are due in the next twelve months. See Note 8 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of September 30, 2024, we had outstanding operating and finance lease obligations of $19.6 million, of which $2.1 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $120.9 million and $33.3 million on our ordinary shares and preferred shares, respectively.
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
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments and, in particular, does not address the mark-to-market impact on our interest rate derivatives, if any. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates. In addition, the following discussion does not take into account our Series B preferred shares, on which distributions currently accrue interest at a fixed rate but will accrue interest at a floating rate based on a certain variable interest rate index plus a spread from and after December 15, 2024.
As of September 30, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $1.5 million or a decrease of approximately $1.5 million in interest expense over the next 12 months.
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
In connection with the Internalization, we entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager is required to continue to provide the Company and its affiliates with certain Services for a transition period during which the Company will procure replacements for the Services. The Services are provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, including the allocated cost of, among other things, overhead, employee wages and compensation, rent and related real estate expenses and actually incurred out-of-pocket expenses, plus a mark-up of ten percent (10%). The Company is required to use commercially reasonable efforts to make available to the Former Manager certain employees of the Company who were previously employees of the Former Manager to provide the Reverse Services, subject to certain exceptions. The Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Company is required to continue to provide the Reverse Services until the later to occur of the dissolution or sale of the entities receiving Reverse Services. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Former Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.
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
The agreements governing our indebtedness, including, but not limited to, the indentures governing our senior unsecured notes due 2027, 2028, 2030, 2031, 2032 and 2033 (“Senior Notes”) and our third amended and restated revolving credit facility (the “Revolving Credit Facility”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case the Former Manager, to the directors, officers, employees, service providers, consultants and advisors of the Former Manager who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of September 30, 2024, rights relating to 112,343 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	3.2	Share Designation with respect to the 8.00% Fixed-to-Floating Series B Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.3	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.4	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	3.5	Form of Certificate representing the 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.6	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.7	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	4.1	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.2	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.3	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.4	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.5	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.6	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.7	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.8	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.9	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
	4.10	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
	4.11	Indenture, dated as of October 9, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.12	Form of global note representing the Company’s 5.875% senior unsecured notes due 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.13	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 of the Company’s Annual Report on Form 10-K, filed on February 26, 2024).
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023 (incorporated in Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
†	10.2	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.3	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.4	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).

	Exhibit No.	Description
	10.6	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.7	Third Amended and Restated Credit Agreement, dated as of May 22, 2024, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024.
	10.8	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
*	10.9	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
*	10.10	Transition Services Agreement, dated May 28, 2024, by and between FTAI Aviation Ltd. and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.12	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Eun (Angela) Nam (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1	FTAI Aviation Ltd. Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K, filed on February 26, 2024).
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	November 12, 2024
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	November 12, 2024
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer