Form 10-K
period 2024-12-31
FTAI Aviation Ltd.
filed 2025-03-03
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting ordinary equity of FTAI Aviation Ltd. held by non-affiliates as of the close of business as of June 30, 2024 was approximately $10.4 billion.
There were 102,550,975 ordinary shares outstanding at February 26, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2025 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to realize the anticipated benefits of our strategic initiatives;
•a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;
•the relative spreads between the yield on the assets we acquire and the cost of financing;
•adverse changes in the financing markets we access affecting our ability to finance our acquisitions;
•customer or lessee defaults on their obligations;
•our ability to renew existing contracts and enter into new contracts with existing or potential lessees;
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
•the impact of trade disputes, including the imposition of new or increased tariffs, sanctions or other restrictions, and the legislative/regulatory environment and exposure to increased economic regulation;
•exposure to the oil and gas industry’s volatile oil and gas prices;
•difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) and the fact that maintaining such exemption imposes limits on our operations;
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
PART I
Item 1. Business
Our Company
FTAI Aviation Ltd. (Nasdaq: FTAI) is, a Cayman Islands exempted company, except as otherwise specified, “we”, “us”, “our”, “FTAI”, “FTAI Aviation” or “the Company” refer to us and our consolidated subsidiaries.
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through our maintenance facilities and exclusivity arrangements, aftermarket components for aircraft engines. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2024, we had total consolidated assets of $4.0 billion and total equity of $81.4 million.
As of December 31, 2024, our operations consisted of Aviation Leasing and Aerospace Products. Our Aviation Leasing business acquires assets that are designed to carry cargo or people. Aviation equipment assets are typically long-lived, moveable and leased by us on either operating leases or finance leases to companies that provide transportation services. Our leases generally provide for long-term contractual cash flow with high cash-on-cash yields and include structural protections to mitigate credit risk. Our Aerospace products business develops and manufactures, through a joint venture, and repairs and sells, through our maintenance facilities and exclusivity arrangements, aftermarket components for aircraft engines.
FTAI is the surviving parent company upon completion of the transactions completed in that certain Agreement and Plan of Merger (the “Merger”) on November 10, 2022 between Fortress Transportation and Infrastructure Investors LLC and FTAI Aviation Ltd. and certain other parties thereto.
Our business has been, and will continue to be, conducted through FTAI Aviation Holdco Ltd. (“Holdco”) for the purpose of acquiring, managing and disposing of transportation and transportation-related equipment assets.
Our Strategy
In general, we seek to own a diverse mix of high-quality aviation assets and equipment that generate predictable cash flows in markets that we believe provide the potential for strong long-term growth and attractive returns on deployed capital. We believe that by investing in a diverse mix of assets, we can select from among the best risk-adjusted investment opportunities.
We take a proactive investment approach by identifying key secular trends as they emerge and then pursuing what we believe are the most compelling opportunities. We look for unique investments, including assets that are distressed or undervalued, or where we believe that we can add value through active management. We consider investments across the size spectrum, including smaller opportunities often overlooked by other investors, particularly where we believe we may be able to grow the investment over time. We believe one of our strengths is our ability to create attractive follow-on investment opportunities and deploy incremental capital within our existing portfolio.
We believe that as owners of aviation assets, we have access to more opportunities and can be a more attractive counterparty to the users of our assets. Our management has significant prior experience, as well as a network of industry relationships, that we believe positions us well to make successful acquisitions and to actively manage and improve operations and cash flows of our existing and newly-acquired assets. These relationships include senior executives at lessors and operators, end users of aviation assets, as well as banks, lenders and other asset owners.
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative (the “2025 Partnership”) will focus on acquiring 737NG and A320ceo aircraft.

The Strategic Capital Initiative, and its related partnerships, will allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. We have agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of all future on-lease 737NG and A320ceo aircraft. In addition, the 2025 Partnership has agreed to acquire 46 on-lease narrowbody aircraft from us for an estimated net purchase price of $549 million and has signed an agreement through which our MRE business will exclusively provide replacement aircraft engines and modules for the life of the partnership. We will provide aircraft management services to the 2025 Partnership, and the Company will receive customary, market-based compensation for providing such services. The Company has also committed to make a minority investment in the 2025 Partnership. We expect to provide aircraft management services to, and make minority investments in, future partnerships.
Asset Acquisition Process
Our strategy is to acquire assets that are essential to the transportation of goods and people globally. We seek to acquire assets and businesses that we believe operate in sectors with long-term macroeconomic growth opportunities and that have significant cash flow and upside potential from earnings growth and asset appreciation.
We approach markets and opportunities by first developing an asset acquisition strategy and then pursuing optimal opportunities within that strategy. In addition to relying on our own experience, we source new opportunities through our network of industry relationships in order to find, structure and execute attractive acquisitions. These relationships include senior executives at industry leading operators, end users of the assets as well as banks, lenders and other asset owners. We believe that sourcing assets both globally and through multiple channels will enable us to find the most attractive opportunities. We are selective in the assets we pursue and efficient in the manner in which we pursue them.
Once attractive opportunities are identified, our Company performs detailed due diligence on each of our potential acquisitions. Due diligence on each of our assets always includes a comprehensive review of the asset itself as well as the industry and market dynamics, competitive positioning, and financial and operational performance. Where appropriate, our Company conducts physical inspections, a review of the credit quality of each of our counterparties, the regulatory environment, and a review of all material documentation. In some cases, third-party specialists are hired to physically inspect and/or value the target assets.
We also spend a significant amount of time on structuring our acquisitions to minimize risks while also optimizing expected returns. We employ what we believe to be reasonable amounts of leverage in connection with our acquisitions. In determining the amount of leverage for each acquisition, we consider a number of characteristics, including, but not limited to, the existing cash flow, the length of the lease or contract term, and the specific counterparty.
Internalization of Management
On May 28, 2024, the Company entered into definitive agreements with the Former Manager and Master GP to internalize the Company’s management function. As part of the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) $150.0 million (the “Cash Consideration”), the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager is required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Company is required to continue to provide the Reverse Services until the later to occur of the dissolution or sale of the entities receiving Reverse Services. The Transition Services Agreement may be terminated earlier (x) by mutual agreement of the parties, (y) by either the Former Manager or the Company in the event of a material breach by the non-terminating party that is not cured within thirty (30) days following written notification thereof, or (z) by the Former Manager if the Company fails to pay any undisputed sum overdue and payable for a period of at least thirty (30) days.
Please refer to Note 13 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for further details regarding our Affiliate Transactions.

Our Portfolio
We own and acquire high quality aviation equipment that is essential for the transportation of goods and people globally. We currently invest across two market sectors: aviation leasing and aerospace products. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation.
Aviation Leasing
As of December 31, 2024, in our Aviation Leasing segment, we own and manage 421 aviation assets, consisting of 109 commercial aircraft and 312 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2024, 94 of our commercial aircraft and 181 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 76% utilized during the three months ended December 31, 2024, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 47 months, and our engines currently on-lease have an average remaining lease term of 22 months. The table below provides additional information on the assets in our Aviation Leasing segment:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2024	5	91	96
Purchases	—	50	50
Sales	—	(3)	(3)
Transfers	—	(34)	(34)
Assets at December 31, 2024	5	104	109

Engines
Assets at January 1, 2024	32	235	267
Purchases	4	134	138
Sales	(13)	(1)	(14)
Transfers	—	(79)	(79)
Assets at December 31, 2024	23	289	312
Aerospace Products
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
Asset Management
The Company actively manages and monitors our portfolios of assets on an ongoing basis, and in some cases engages third parties to assist with the management of those assets. Our Company frequently reviews the status of all of our assets, and in the case that any are returning from lease or undergoing repair, outlines our options, which may include the re-lease or sale of that asset. Our Company plays a central role in developing and executing operational, finance and business development strategies. On a periodic basis, our Company discusses the status of our acquired assets with our board of directors.
In some situations, we may acquire assets through a joint venture entity or own a minority position in an investment entity. In such circumstances, we will seek to protect our interests through appropriate levels of board representation, minority protections and other structural enhancements.
We maintain relationships with operators worldwide and, through these relationships, hold direct conversations as to leasing needs and opportunities. Where helpful, we reach out to third parties who assist in leasing our assets. As an example, we partner with Maintenance, Repair and Overhaul (“MRO”) facilities in the aviation sector to lease engines and support airlines’ fleet management needs.
While we expect to hold our assets for extended periods of time, we continually review our assets to assess whether we should sell or otherwise monetize them. Aspects that will factor into this process include relevant market conditions, the asset’s age, lease profile, relative concentration or remaining expected useful life.

Credit Process
We monitor the credit quality of our customers and lessees on an ongoing basis. This monitoring includes interacting with our customers and lessees regularly to monitor collections, review periodic financial statements and discuss their operating performance. Most of our lease agreements are written with conditions that require reporting on the part of our lessees, and we actively reach out to our lessees to maintain contact and monitor their liquidity positions. Furthermore, many of our leases and contractual arrangements include credit enhancement elements that provide us with additional collateral or credit support to strengthen our credit position.
We are subject to concentrations of credit risk with respect to amounts due from customers and lessees. We attempt to limit credit risk by performing ongoing credit evaluations. See “Customers and Lessees.”
Customers and Lessees
Our customers and lessees primarily consist of global operators of transportation networks and global industrial companies, including airlines. We maintain ongoing relationships and discussions with our customers and lessees and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers and lessees, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the aviation sector. A substantial portion of our revenue has historically been derived from a small number of customers and lessees. As of and for the year ended December 31, 2024, no customer or lessee accounted for more than 10% of our revenue or total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers and lessees. However, we do not think that we are dependent upon any particular customer or lessee, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to re-lease or resell assets at similar terms following the loss of any such lessee or customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
Competition
The business of acquiring, managing and marketing aviation assets is highly competitive. Market competition for acquisition opportunities includes traditional aviation companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, and other private investors.
Additionally, the markets for our products and services are competitive, and we face competition from a number of sources. These competitors include engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft services and repair companies, and aircraft spare parts distributors.
We compete with other market participants on the basis of industry knowledge, availability of capital, and deal structuring experience and flexibility, among other things. We believe our Company’s experience in the aviation industry, in both leasing and maintenance and our access to capital provide a competitive advantage.
Governmental Regulations
We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and noise and emission levels. Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s current or historical operations. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the aviation industry, including as a result of executive actions or policies, could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance.
Sustainability
As part of our strategy, we are focused on supporting the transition to a low-carbon economy and aim to provide sustainable aviation solutions by leveraging our Company’s expertise and business and financing relationships, as well as our access to capital. Certain of our current sustainability solutions and investments are highlighted below, and we expect to continue to explore additional sustainability-related opportunities.

Human Capital Management
We had 580 full-time employees as of December 31, 2024. Approximately 68% of our workforce in Canada is covered by collective bargaining agreements. We have not encountered any significant union-related work stoppages and maintain satisfactory relationships with our employees and labor unions. We value our relationship with our employees and place significant emphasis on employee engagement. We have invested substantial time and resources in building our team. Our human capital management objectives include identifying, recruiting, retaining, incentivizing and integrating both existing and new employees. To attract and retain talent, we strive to create an inclusive and safe workplace, offering opportunities for career growth and development, supported by strong compensation and benefits programs.
Insurance
Our leases generally require that our lessees carry physical damage and liability insurance providing primary insurance coverage for loss and damage to our assets as well as for related cargo and third parties while the assets are on lease. In addition, in certain cases, we maintain contingent liability coverage for any claims or losses on our assets while they are on hire or otherwise in the possession of a third-party. Finally, we procure insurance for our assets when they are not on hire or are otherwise under our control.
Conflicts of Interest
Potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities between us and partnerships in our Strategic Capital Initiative. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. Investors in our Strategic Capital Initiative and our shareholders may perceive conflicts of interest regarding such investment decisions, which could harm our reputation with such investors and our shareholders. See “Risks Related to Our Business-Our Strategic Capital Initiative involves certain risks which could adversely affect our business, prospects, financial condition, results of operations and cash flows.”
Where Readers Can Find Additional Information
FTAI Aviation Ltd. is a Cayman Islands exempted company. Our principal executive offices are located at 415 West 13th Street, New York, New York 10014. FTAI Aviation Ltd. files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act, with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.
Our internet site is http://www.www.ftaiaviation.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Center - Corporate Governance’’ section are charters for our Audit Committee, Compensation Committee, Nominating Committee, as well as our Corporate Governance Guidelines, Code of Ethics for our officers, and our Code of Business Conduct and Ethics governing our directors, officers and employees. Investors and others should note that we use our website to communicate with our investors and the public about the Company, and from time to time we may announce material information through our website. Therefore, we encourage investors, the media and others interested in the Company to monitor and review the information we make available on our website. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.
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
Risks Related to Our Business
Uncertainty relating to macroeconomic conditions, including those that affect the commercial aviation industry, may reduce the demand for our assets, result in non-performance of contracts by our lessees or charterers, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the aviation industry. As a provider of products and services to the commercial aviation industry, we are greatly affected by the overall economic conditions and other trends that affect our customers and lessees in that industry, including any projected market growth that may not materialize or be sustainable. The commercial aviation industry is historically cyclical and has been negatively affected in the past, and could be negatively affected in future periods, by geopolitical events, natural disasters, pandemics, supply chain disruptions, labor issues, environmental concerns (including climate change), lack of capital, cost inflation, and weak economic conditions. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers and lessees to make reductions in future capital budgets and spending.
Further, demand for our assets is related to passenger and cargo traffic growth, which in turn is dependent on general business and economic conditions. Global economic downturns could have an adverse impact on passenger and cargo traffic levels and consequently our customers’ and lessees’ business, which may in turn result in a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our assets. We have in the past been exposed to increased credit risk from our customers and lessees and third parties who have obligations to us, which resulted in non-performance of contracts by our customers and lessees and adversely impacted our business, financial condition, results of operations and cash flows. We cannot assure you that similar loss events may not occur in the future.
Instability in geographies where we have assets or where we derive revenue could have a material adverse effect on our business, customers, lessees, operations and financial results.
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
The aviation industry has experienced periods of oversupply during which lease rates and asset values have declined, particularly during economic downturns, and any future oversupply could materially adversely affect our results of operations and cash flows.
The oversupply of a specific asset is likely to depress lease rates for and the value of that type of asset and result in decreased utilization of our assets, and the aviation industry has experienced periods of oversupply during which rates and asset values have declined, particularly during economic downturns. Factors that could lead to such oversupply include, without limitation:
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
•restructurings and bankruptcies of companies in the industries in which we operate, including our customers and lessees;
•manufacturer production levels and technological innovation;
•manufacturers merging or exiting the industry or ceasing to produce certain asset types;
•retirement and obsolescence of the assets that we own, maintain, repair or exchange; and
•increases in supply levels of assets in the market due to the sale or merging of operating lessors.
These and other related factors are generally outside of our control and could lead to (i) persistence of, or increase in, the oversupply of the types of assets that we acquire, maintain, repair or exchange or (ii) decreased utilization of our assets, either of which could materially adversely affect our results of operations and cash flow.
The aviation industry is heavily regulated, and if we fail to comply with applicable requirements, our results of operations could suffer.
Governmental agencies throughout the world, including the Federal Aviation Administration (“FAA”) and Transport Canada, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. If any material authorization or approval qualifying us to supply our products is revoked or suspended, then sale of the product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.
The FAA and equivalent regulatory agencies in other jurisdictions in which we operate have increasingly focused on the need to assure that airline industry products are designed with sufficient cybersecurity controls to protect against unauthorized access or other unwanted compromise. A failure to meet these evolving expectations could negatively impact sales into the industry and expose us to legal or contractual liability.

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
The success of our business depends in large part on the success of the operators in the sectors in which we participate. Cash flows from our assets are substantially impacted by our ability to collect compensation and other amounts to be paid in respect of such assets from the lessees with whom we enter into leases or other contractual arrangements with lessees or customers. Inherent in the nature of the leases and other arrangements for the use of such assets is the risk that we may not receive, or may experience delay in realizing, such amounts to be paid. While we target the entry into contracts with credit-worthy counterparties, no assurance can be given that such counterparties will perform their obligations during the term of the leases or other contractual arrangements. In addition, when counterparties default, we may fail to recover all of our assets, and the assets we do recover may be returned in damaged condition or to locations where we will not be able to efficiently lease or sell them. In most cases, we maintain, or require our lessees to maintain, certain insurances to cover the risk of damages or loss of our assets. However, these insurance policies may not be sufficient to protect us against a loss.
Depending on the specific sector, the risk of contractual defaults may be elevated due to excess capacity as a result of oversupply during the most recent economic downturn. We lease assets to our lessees pursuant to fixed-price contracts, and our lessees then seek to utilize those assets to transport goods and provide services. If the price at which our lessees receive for their transportation services decreases as a result of an oversupply in the marketplace, then our lessees may be forced to reduce their prices in order to attract business (which may have an adverse effect on their ability to meet their contractual lease obligations to us), or may seek to renegotiate or terminate their contractual lease arrangements with us to pursue a lower-priced opportunity with another lessor, which may have a direct, adverse effect on us. See “-The industries in which we operate have experienced periods of oversupply during which lease rates and asset values have declined, particularly during economic downturns, and any future oversupply could materially adversely affect our results of operations and cash flows.” Any default by a material customer or lessee would have a significant impact on our profitability at the time the customer or lessee defaulted, which could materially adversely affect our operating results and growth prospects. In addition, some of our counterparties may reside in jurisdictions with legal and regulatory regimes that make it difficult and costly to enforce such counterparties’ obligations.
We acquire a high concentration of CFM-56 and V2500 engines and related parts and our business, prospects, financial condition, results of operations and cash flows could be adversely affected by changes in market demand or problems specific to that asset or sector.
If we acquire a high concentration of CFM-56 and V2500 engines and related parts and our business and financial results could be adversely affected by sector-specific or asset-specific factors. If the market demand for such engines and related parts declines, it is redesigned or replaced by its manufacturer or it experiences design or technical problems, the value and rates relating to such asset may decline, and we may be unable to lease or sell such engines or related parts on favorable terms, if at all. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We operate in highly competitive markets.
The markets for our products and services are highly competitive. Market competition for opportunities to acquire aviation assets includes traditional transportation companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds and other private investors. Some of these competitors may have access to greater amounts of capital and/or to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have certain advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Strong competition for investment opportunities could result in fewer such opportunities for us, as certain of these competitors have established and are establishing investment vehicles that target the same types of assets that we intend to purchase.
Market competition for our Aerospace Products business includes aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, companies providing maintenance, repair and overhaul services and aircraft spare parts distributors and redistributors.
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
The success of our Aerospace Products segment is dependent upon our ability to manage our operational footprint.
We currently perform maintenance, repair and exchange activities at our maintenance facilities. Our maintenance facilities could become unavailable either temporarily or permanently due to labor disruptions at any of our facilities or other circumstances that may be beyond our control, such as geopolitical developments or logistical complications arising from catastrophic and weather-related events.
Potential logistical complications resulting from circumstances beyond our control may include, but are not limited to, power loss, telecommunication and information systems failures, or other internal or external system or service failures, accidents or incidents arising from acts of war, terrorism, cyber-attacks, weather, global climate change, earthquakes, hurricanes, fires, floods, tornadoes, explosions or other natural disasters or pandemics, including public health crises.
If any of these events were to occur at or around any of our facilities, this could result in potential damage to physical assets and we may be unable to shift work to other facilities or to make up for lost work, which could result in a prolonged interruption of our business, significant delays in shipments of products, the loss of sales and customers and large expenses to repair or replace the facility or facilities. We may not have insurance to adequately compensate us for any of these events. If insurance or other risk transfer mechanisms, such as existing disaster recovery and business continuity plans, are insufficient to recover all costs, we could experience a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
Certain liens may arise on our assets.
Certain of our assets are currently subject to liens under our third amended and restated revolving credit facility (the “Revolving Credit Facility”. In the event of a default under the Revolving Credit Facility, the lenders thereunder would be permitted to take possession of or sell such assets. In addition, our currently owned assets and assets that we purchase in the future may be subject to other liens based on the industry practices relating to such assets. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our assets, and to the extent our lessees do not comply with their obligations to discharge any liens on the applicable assets, we may find it necessary to pay the claims secured by such liens in order to repossess such assets. Such payments could materially adversely affect our operating results and growth prospects.
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
As of December 31, 2024, we had $3.4 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
Our Strategic Capital Initiative involves certain risks which could adversely affect our business, prospects, financial condition, results of operations and cash flows.
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative (the “2025 Partnership”) will focus on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, will allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. We have agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. We will provide aircraft management services to the 2025 Partnership, and the Company will receive customary, market-based compensation for providing such services. The Company has also committed to make a minority investment in the 2025 Partnership. We expect to provide aircraft management services to, and make minority investments in, future partnerships. Our Strategic Capital Initiative is subject to certain risks, which include, but are not limited to:
•Market Risk. Difficult market conditions may adversely affect our Strategic Capital Initiative in many ways, including by negatively impacting the 2025 Partnership and future partnerships’ ability to raise or deploy capital, lowering management fee income and incentive income, increasing the cost of financial instruments and executing transactions and adversely affecting the performance of the partnerships’ investments. In addition, market or idiosyncratic factors may make it difficult to raise new capital from investors into the Strategic Capital Initiative. Any of these circumstances could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
•Liquidity Risk. Our Strategic Capital Initiative may invest in relatively high-risk, illiquid assets and may fail to realize any profits from these activities for a considerable period of time, if at all.
•Valuation Risk. Valuation methodologies for certain assets held by our Strategic Capital Initiative are subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses from our Strategic Capital Initiative.
•Key Personnel Risk. Our business and financial condition may be materially adversely impacted by the loss of any of the key investment professionals involved in our Strategic Capital Initiative. Our ability to retain and attract investment professionals is critical to the success and growth of our Strategic Capital Initiative. In addition, evaluating transactions for our Strategic Capital Initiative may divert the time and attention of our management from other parts of our business.
•Litigation Risk. One of our subsidiaries is the general partner of the 2025 Partnership and we expect to serve as general partner of future partnerships. As general partner, we may be subject to the risk of litigation by third parties, including investors in our Strategic Capital Initiative dissatisfied with our management of the Strategic Capital Initiative or the performance thereof.
•Allocation and Conflicts of Interest Risk. We have agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. In the future, we may agree to allocate buying opportunities for certain assets to other partnerships. In addition, potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities between us and partnerships in our Strategic Capital Initiative. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. Investors in our Strategic Capital Initiative and our shareholders may perceive conflicts of interest regarding such investment decisions, which could harm our reputation with such investors and our shareholders.
•Leverage Risk. Our Strategic Capital Initiative expects to use leverage in investments, which could materially adversely affect its ability to achieve positive rates of return on those investments. The use of leverage poses a significant degree of risk, including by significantly increasing the risk of loss associated with leveraged investments that decline in value, and enhances the possibility of a significant loss in the value of the investments made by our Strategic Capital Initiative.
•Risks of loss related to our investment. We agreed to make a minority investments in the 2025 Partnership and expect to make minority investments in future partnerships. Our investment is subject to the risk of loss if the 2025 Partnership and future partnership do not perform well. In addition, we will receive management and incentive fees for the services we provide to the 2025 Partnership and expect to perform for future partnerships. If the 2025 Partnership and future partnerships are not successful, that will have an adverse affect on our results of operations and cash flows.
•Regulatory Risk. Tariffs, sanctions and other restrictions imposed by the U.S. government, and the potential for further regulatory changes, may create regulatory uncertainty and adversely affect the investment strategies and the profitability of the 2025 Partnership and future partnerships. In addition, changes in laws or regulations could affect our ability to continue to execute on our Strategic Capital Initiative in a manner that does not require us or any of our subsidiaries to register as an investment company under the Investment Company Act or as an investment adviser under the Investment Advisers Act.

•Diligence Risk. The due diligence process that our Strategic Capital Initiative undertakes in connection with its investments may not reveal all facts that may be relevant in connection with making an investment.
•Hedging and Risk Management. Risk management activities may materially adversely affect the return on our Strategic Capital Initiative’s investments. When managing our Strategic Capital Initiative’s exposure to market risks, we may from time to time use hedging strategies, and if our risk management processes and systems are ineffective, we may be exposed to material unanticipated losses.
The partnerships in our Strategic Capital Initiative and its investments may be subject to numerous additional risks, which we may not be able to foresee or anticipate. Many of these factors are outside of our control and any one of them could result in a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We are subject to the risks and costs of obsolescence of our assets.
Technological and other improvements expose us to the risk that certain of our assets may become technologically or commercially obsolete. For example, as manufacturers introduce technological innovations and new types of aircraft and engines, our engines and related parts could become less desirable to potential lessees and maintenance and repair customers. Such technological innovations may increase the rate of obsolescence of existing aircraft and our engines faster than currently anticipated by us. It could also adversely affect the performance of our maintenance facilities if they are not able to perform the required maintenance and repairs or necessitate us to invest significant capital to upgrade our facilities. In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft and engines less desirable and less valuable in the marketplace. Any of these risks may adversely affect our ability to lease or sell our aircraft, engines and related parts and conduct maintenance, repair and exchanges on favorable terms, if at all, which could materially adversely affect our operating results and growth prospects.
The inability to obtain certain components from suppliers could harm our business.
Our business is affected by the availability and price of the component parts that we use to maintain or repair our engines or for our partners to manufacture products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, pandemics, labor disputes, governmental actions such as tariffs and legislative or regulatory changes. As a result, our suppliers may fail to perform according to specifications when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance.
Transitions to new suppliers may lead to significant costs and delays, particularly due to the recertification of newly supplied parts, as required by our customers, lessees, and/or regulatory agencies. Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to lessee and customer relationships. Further, increased costs of such components could reduce our profits if we were unable to pass along such price in-creases to our customers and lessees.
We could be negatively impacted by environmental, social, and governance (ESG) and sustainability-related matters.
Governments, investors, customers, lessees, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. We have announced, and may in the future announce, sustainability-focused investments, partnerships and other initiatives and goals. These initiatives, aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these initiatives and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
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
Our customers and lessees operate in highly regulated industries and changes in laws or regulations, including laws with respect to international trade, may adversely affect our ability to lease or sell our assets.
Our customers and lessees operate in highly regulated industries such as aviation. A number of our contractual arrangements - for example, our leasing aircraft engines to third-party operators-require the operator (our lessee) to obtain specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under such arrangements and for the export, import or re-export of the related assets. Failure by our lessee or, in certain circumstances, by us, to obtain certain licenses and approvals could negatively affect our ability to conduct our business. In addition, the shipment of goods, services and technology across international borders subjects the operation of our assets to international trade laws and regulations. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. If any such regulations or sanctions affect the asset operators that are our customers, lessees, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.
We may not be able to renew or obtain new or favorable leases, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.
Our ability to renew existing leases or obtain new leases will also depend on prevailing market conditions, and upon expiration of the contracts governing the leasing of the applicable assets, we may be exposed to increased volatility in terms of rates and contract provisions. For example, our lessees may reduce their activity levels or seek to terminate or renegotiate their leases with us. If we are not able to renew or obtain new leases in direct continuation, or if new leases are entered into at rates substantially below the existing rates or on terms otherwise less favorable compared to existing contractual terms, or if we are unable to sell assets for which we are unable to obtain new contracts or leases, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.
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
We and our customers and lessees operate in various regions throughout the world. As a result, we may, directly or indirectly, be exposed to political and other uncertainties, including risks of:
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
Any of these or other risks could adversely impact our customers’ and lessees’ international operations which could materially adversely impact our operating results and growth opportunities.
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

Implementing new or expanded platforms, products and services and keeping pace with technological or process developments in our industries may require significant capital and operational risk.
The commercial and business aviation industries are constantly undergoing development and change, and it is likely that new products, platforms, equipment, digital tools and methods which are more advanced, will be introduced in the future. We may need to make significant expenditures to fund and implement new or expanded platforms and purchase new equipment.
New or expanded platforms with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, subcontractor performance, ability of the lessee to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such platforms. We may face financial risks in connection with new or expanded platforms or technologies if we are not able to reduce the costs of these products over time, through experience and other measures, including the introduction of new designs, technologies, manufacturing methods and suppliers. In addition, any new or expanded platform may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or expanded platforms to the customer’s satisfaction or expectations or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or other fluctuations in supplier costs leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully and equitably resolve claims and assertions, or if a new or expanded platform in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be adversely affected. This risk includes the potential for default, quality problems or failure to meet contractual requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory or contract assets if they were deemed to be unrecoverable over the life of the platform. In addition, beginning new work on existing platforms carries risks associated with the transfer of technology, knowledge and tooling. Any of the foregoing risks or expenditures could adversely affect our business, results of operations and financial condition.
To perform on new or expanded platforms, we may be required to construct or acquire new facilities, requiring additional up-front investment costs. In the case of significant platform delays and/or platform cancellations, we could be required to bear certain unrecoverable construction and maintenance costs and incur potential impairment charges for the new facilities. We also may need to expend additional resources to determine an alternate revenue generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.
In addition, we may need to make significant expenditures to keep pace with new technological or process developments in our industries. Technological development and expenditures pose a number of challenges and risks, including the following:
•we may not be able to successfully protect the proprietary interests we have in our aftermarket services and component and accessory repair processes;
•we may need to expend significant capital to (i) purchase new equipment and machines, (ii) train employees in new methods of servicing engines, components or parts and (iii) fund the research and development of new platforms; and
•development by our competitors of patents or methodologies that preclude us from providing aftermarket services could adversely affect our business, financial condition and results of operations.
In addition, we may not be able to successfully develop new products, equipment or methods of repair and overhaul service, and the failure to do so could adversely affect our business, financial condition and results of operations.
The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
The agreements governing our indebtedness, including, but not limited to, the indentures governing our senior unsecured notes due 2028, 2030, 2031, 2032 and 2033 (“Senior Notes”) and (the Revolving Credit Facility), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers and lessees operate. In addition, terrorist attacks or hostilities may directly impact airports or aircraft or our physical facilities or those of our lessees. In addition, it is also possible that our assets could be involved in a terrorist attack or other hostilities. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations. Although our lease and charter agreements generally require the counterparties to indemnify us against all damages arising out of the use of our assets, and we carry insurance to potentially offset any costs in the event that our lessee indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes our assets.
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
Our leases typically require payments in U.S. dollars, but many of our lessees operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees may be unable to meet their payment obligations to us in a timely manner.
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
In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act or as an investment adviser under the Investment Advisers Act. As such, certain forms of financing such as finance leases may not be available to us. Please see “- If we are deemed an “investment company” under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”
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
Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s or charterer’s current or historical operations, any of which could have a material adverse effect on our results of operations and financial condition. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to greenhouse gas emissions and climate change. While there has historically been a lack of consistent climate change legislation, as climate change concerns continue to grow, further legislation and regulations are expected to continue in areas such as greenhouse gas emissions control, emission disclosure requirements and building codes or other infrastructure requirements that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or development requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could result in reduced profits and adversely affect our results of operations. In addition, there also is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our cash flows and results of operations.
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
If we are deemed an “investment adviser” under the Investment Advisers Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment adviser under the Investment Advisers Act. If we or one or more of our subsidiaries registers as an investment adviser under the Investment Advisers Act, we will become subject to various requirements under the Investment Advisers Act, such as fiduciary duties to clients, anti-fraud provisions, substantive prohibitions and requirements, contractual and record-keeping requirements and administrative oversight by the SEC (primarily by inspection). In addition, if we or one or more of our subsidiaries registers as an investment adviser under the Investment Advisers Act, we will be required to continually address potential conflicts between our interests and those of our clients. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. If we or any of our subsidiaries are deemed to be out of compliance with any such rules and regulations, we may be subject to civil liability, criminal liability and/or regulatory sanctions, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
Risks Related to Taxation
The Company may be a passive foreign investment company (“PFIC”) and it could be a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes, which may result in adverse tax considerations for U.S. shareholders.
The Company may be treated as a PFIC for the taxable year ended December 31, 2024, or for any subsequent taxable year, and we believe it was treated as a PFIC in the taxable years ended December 31, 2022, and December 31, 2023 (collectively, the “PFIC years”). In addition, it could be treated as a CFC for U.S. federal income tax purposes for any given taxable year. If you are a U.S. person and do not make a valid qualified electing fund (“QEF”) election with respect to us and each of our PFIC subsidiaries, then, unless we are a CFC and you own 10% or more of our shares (by vote or value), you would generally be subject to special deferred tax with respect to certain distributions on our shares, any gain realized on a disposition of our shares, and certain other events. These rules generally continue to apply to each shareholder who held our shares during the PFIC years even if the Company is not treated as a PFIC for any subsequent taxable year. The effect of this deferred tax could be materially adverse to you. Alternatively, if you are such a shareholder and make a valid QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our shares (by vote or value), you will generally not be subject to those taxes, but could recognize taxable income in a taxable year in which the Company is treated as a PFIC with respect to our shares in excess of any distributions that we make to you in that year, thus giving rise to so called “phantom income” and to a potential out-of-pocket tax liability. No assurances can be given that any given shareholder will be able to make a valid QEF election with respect to us or our PFIC subsidiaries. See “U.S. Federal Income Tax Considerations —Considerations for U.S. Holders—PFIC Status and Related Tax Considerations.” The Company intends to provide information to shareholders regarding its PFIC status for the taxable year ended December 31, 2024, once determination has been made.
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
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently face or otherwise anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement among over 140 countries delineating an implementation plan, on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax, on December 15, 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and on February 2, 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 signatory jurisdictions. Numerous countries, including European Union member states, have enacted or are expected to enact minimum tax legislation, and other countries may enact such legislation in the future. Additionally, On December 27, 2023, Bermuda enacted a corporate tax regime with a 15% rate (the “Bermuda CIT”) and with requirements similar to those of the OECD’s minimum tax proposal. The Bermuda CIT is effective for tax years beginning on or after January 1, 2025 (see footnote 12 to our consolidated financial statements entitled “Income Taxes” included elsewhere in this Annual Report). As a result of these developments, the tax laws of certain countries in which we and our affiliates do business are expected to change (and could change on a retroactive basis) and certain of such changes are expected to increase our liabilities for taxes (and possibly interest and penalties) and therefore could harm our business, cash flows, results of operations and financial position. In addition, a portion of certain of our or our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.

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
Short sellers have and may in the future engage in activity intended to drive down the market price of our ordinary shares, which could in the future result in related governmental and regulatory scrutiny, among other effects.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our ordinary shares for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Short selling reports can cause increased volatility in an issuer’s share price and result in regulatory and governmental inquiries. For example, in January 2025, several short seller reports were published which contained certain allegations against the Company (the “Short Seller Reports”). In response to the Short Seller Reports, the Audit Committee of our board of directors completed an internal investigation with the assistance of outside counsel and forensic accountants into the allegations in the Short Seller Reports. The internal investigation concluded that the allegations of misconduct in the Shore Seller Reports were all without merit. Any future inquiries or investigations conducted by a governmental organization or other regulatory body, or any future internal investigation could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation and expose us to legal risk and potential criminal and civil liability.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case the Former Manager, to the directors, officers, employees, service providers, consultants and advisors of the Former Manager who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of December 31, 2024, rights relating to 112,343 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s cybersecurity is overseen by the Chief Executive Officer, who receives reports directly from other officers and individuals who perform services for the Company, including, but not limited to, the Former Manager’s Information Security Steering Committee (“ISSC”), employing a risk-based methodology designed to safeguard the security, confidentiality, integrity, and availability of its information. The ISSC is tasked with developing an effective cyber strategy, establishing policies, and managing cyber risks within the organization. The Former Manager’s Chief Financial Officer and General Counsel, along with the Chief Operating Officer, Chief Human Resources Officer, Chief Compliance Officer, Chief Technology Officer, Chief Information Security Officer and Chief of Intelligence collaborate with officers and individuals at the Company to formulate, implement, and enforce these policies. They help ensure that the ISSC considers best practices in its decision-making, and convenes quarterly or as needed to assess cybersecurity issues and supervise matters related to information security, fraud, vendors, data protection, and privacy risks. The Former Manager’s Chief Technology Officer and Chief Information Security Officer have extensive knowledge and skills, and collectively bring decades of experience in the cybersecurity industry.
To help identify and assess risks, we and our Former Manager engage third-party advisors, leveraging standards such as the National Institute of Standards and Technology security framework (“NIST”). The results of these assessments inform the development of cybersecurity controls and risk mitigation strategies, which are then implemented throughout the Company.
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
Item 2. Properties
We lease space for our offices in New York, Florida, Dubai, Ireland, Singapore and Wales, respectively, and we own and/or lease maintenance facilities in Florida and Canada for our Aerospace Products business. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares are listed on The Nasdaq Global Select Market under the ticker symbol “FTAI”. As of February 26, 2025, there were approximately 6 record holders of our ordinary shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
On February 26, 2025, our Board of Directors declared a cash dividend on our ordinary shares of $0.30 per share for the quarter ended December 31, 2024, payable on March 24, 2025 to the holders of record on March 14, 2025.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with our IPO, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) referred to then as the Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan, which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. On November 10, 2022, in connection with the Merger, the Incentive Plan was assumed by FTAI Aviation Ltd. and renamed the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, and on February 23, 2023, the Incentive Plan was amended to provide for the ability to award equity compensation awards in the form of restricted stock units in addition to the other forms of award described above. As of December 31, 2024, the Incentive Plan provides for the issuance of up to 28.3 million shares.

Performance Graph
The following graph compares the cumulative total return for our ordinary shares (share price change plus reinvested dividends) with the comparable return of the following indices: S&P Mid Cap 400, Russell 2000 and Dow Jones US Aerospace. We replaced the Dow Jones US Transportation Services Index with the Dow Jones US Aerospace Index for purposes of the stock performance graph, as we believe this index is a more relevant benchmark to measure our performance and the Dow Jones US Transportation index was discontinued.
The graph assumes an investment of $100 in our ordinary shares and in each of the indices on December 31, 2019, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among FTAI Aviation Ltd., the S&P Midcap 400 Index, the Russell 2000 Index and the Dow Jones US Aerospace

$1,200.00
$1,000.00
$800.00
$600.00
$400.00
$200.00
$—
Index Value
12/19
12/20
12/21
12/22
12/23
12/24
FTAI Aviation Ltd.
S&P Midcap 400
Russell 2000
Dow Jones US Aerospace

*$100 each invested on December 31, 2019 in stock and index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)	December 31,
Index	2019	2020	2021	2022	2023	2024
FTAI Aviation Ltd.	$100.00	$136.34	$177.66	$132.45	$373.16	$1174.37
S&P Midcap 400	100.00	113.66	141.80	123.28	143.54	163.54
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Dow Jones US Aerospace	100.00	81.90	88.84	94.58	110.18	127.99

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
A discussion of our cash flows for 2024 compared to 2023 is included in our Annual Report on Form 10-K for the year ended December 31, 2024, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We own, lease and sell aviation equipment. We also develop and manufacture through a joint venture, and repair and sell, through our maintenance facilities and exclusivity arrangements, aftermarket components for aircraft engines. We target assets that, on a combined basis, generate strong cash flows with potential for earnings growth and asset appreciation. We believe that there is a large number of acquisition opportunities in our markets and that our expertise and business and financing relationships, together with our access to capital, will allow us to take advantage of these opportunities. As of December 31, 2024, we had total consolidated assets of $4.0 billion and total equity of $81.4 million.
Internalization of Management
On May 28, 2024, the Company entered into definitive agreements with the Former Manager and Master GP to internalize the Company’s management function. As part of the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) the Cash Consideration, the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.
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
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits for the year ended December 31, 2022, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of December 31, 2024, eight aircraft and seventeen engines were still located in Russia.
Our lessees are required to provide insurance coverage with respect to leased aircraft and engines, and we are named as insureds under those policies in the event of a total loss of an aircraft or engine. We also purchase insurance which provides us with coverage when our aircraft or engines are not subject to a lease or where a lessee’s policy fails to indemnify us. The insured value of the aircraft and engines that remain in Russia is $210.7 million. We intend to pursue all of our claims under these policies. However, the timing and amount of any recoveries under these policies are uncertain.
The extent of the impact of Russia’s invasion of Ukraine and the related sanctions on our results, including the ability for us to recover our leasing equipment in the region, will depend on future developments, including the duration of the conflict, sanctions and restrictions imposed by Russian and international governments, all of which remain uncertain.

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
In connection with the spin-off, the Company and the Former Manager assigned the Company’s then-existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Former Manager executed an amended and restated agreement. The Company and certain of its subsidiaries executed a new management agreement with the Former Manager. The new management agreement has an initial term of six years. The Former Manager was entitled to a management fee and reimbursement of certain expenses on substantially similar terms as the previous arrangements with the Former Manager, which were assigned to FTAI Infrastructure. Prior to the Merger described below, our Former Manager remained entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) on the same terms as they existed prior to spin-off. Following the Former Merger, the Company entered into a Services and Profit Sharing Agreement (the “Services and Profit Sharing Agreement”), with a subsidiary of the Company and Fortress Worldwide Transportation and Infrastructure Master GP LLC (“Master GP”), pursuant to which Master GP is entitled to incentive payments on substantially similar terms as the previous arrangements.
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
Strategic Capital Initiative
On December 30, 2024, the Company announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative (the “2025 Partnership”) will focus on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, will allow the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The Company has agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. The Company will provide aircraft management services to the 2025 Partnership, and the Company will receive customary, market-based compensation for providing such services. The Company has also committed to make a minority investment in the 2025 Partnership. The Company expects to provide aircraft management services to, and make minority investments in, future partnerships.
Operating Segments
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to lessees and customers. The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, internalization fee and management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective May 28, 2024. Additionally, Corporate and Other also includes offshore energy related assets, which consist of equipment that support offshore oil and gas activities and production.

Results of Operations

Adjusted EBITDA (Non-GAAP)
Besides net income (loss), the chief operating decision maker (“CODM”) utilizes Adjusted EBITDA as a key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance and make resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
Adjusted EBITDA is defined as net income (loss) attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and preferred shares and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, dividends on preferred shares and interest expense, internalization fee to affiliate, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA, if any.

The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Revenues
Lease income	$255,338	$207,936	$179,314	$47,402	$28,622
Maintenance revenue	200,809	191,347	148,846	9,462	42,501
Asset sales revenue	192,176	303,141	183,535	(110,965)	119,606
Aerospace products revenue	1,079,821	454,970	178,515	624,851	276,455
Other revenue	6,757	13,502	18,201	(6,745)	(4,699)
Total revenues	1,734,901	1,170,896	708,411	564,005	462,485

Expenses
Cost of sales	825,884	502,132	248,385	323,752	253,747
Operating expenses	115,861	110,163	132,264	5,698	(22,101)
General and administrative	14,263	13,700	14,164	563	(464)
Acquisition and transaction expenses	32,296	15,194	13,207	17,102	1,987
Management fees and incentive allocation to affiliate	8,449	18,037	3,562	(9,588)	14,475
Internalization fee to affiliate	300,000	—	—	300,000	—
Depreciation and amortization	218,064	169,877	152,917	48,187	16,960
Asset impairment	962	2,121	137,219	(1,159)	(135,098)
Gain on sale of assets, net	(18,705)	—	(77,211)	(18,705)	77,211
Total expenses	1,497,074	831,224	624,507	665,850	206,717

Other income (expense)
Equity in losses of unconsolidated entities	(2,200)	(1,606)	(369)	(594)	(1,237)
Interest expense	(221,721)	(161,639)	(169,194)	(60,082)	7,555
Loss on extinguishment of debt	(17,101)	—	(19,859)	(17,101)	19,859
Other income	17,364	7,590	207	9,774	7,383
Total other expense	(223,658)	(155,655)	(189,215)	(68,003)	33,560
Income (loss) from continuing operations before income taxes	14,169	184,017	(105,311)	(169,848)	289,328
Provision for (benefit from) income taxes	5,487	(59,800)	5,300	65,287	(65,100)
Net income (loss) from continuing operations	8,682	243,817	(110,611)	(235,135)	354,428
Net loss from discontinued operations, net of income taxes	—	—	(101,416)	—	101,416
Net income (loss)	8,682	243,817	(212,027)	(235,135)	455,844
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries:
Discontinued operations	—	—	(18,817)	—	18,817
Less: Dividends on preferred shares	32,763	31,795	27,164	968	4,631
Less: Loss on redemption of preferred shares	7,998	—	—	7,998	$—
Net (loss) income attributable to shareholders	$(32,079)	$212,022	$(220,374)	$(244,101)	$432,396

The following table sets forth a reconciliation of net (loss) income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Net (loss) income attributable to shareholders from continuing operations	$(32,079)	$212,022	$(137,775)	$(244,101)	$349,797
Add: Provision for (benefit from) income taxes	5,487	(59,800)	5,300	65,287	(65,100)
Add: Equity-based compensation expense	6,006	1,638	—	4,368	1,638
Add: Acquisition and transaction expenses	32,296	15,194	13,207	17,102	1,987
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	25,099	—	19,859	25,099	(19,859)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	962	2,121	137,219	(1,159)	(135,098)
Add: Incentive allocations	7,456	17,116	3,489	(9,660)	13,627
Add: Depreciation & amortization expense (1)	262,031	213,641	190,031	48,390	23,610
Add: Interest expense and dividends on preferred shares	254,484	193,434	196,358	61,050	(2,924)
Add: Internalization fee to affiliate	300,000	—	—	300,000	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(1,892)	310	40	(2,202)	270
Less: Equity in losses of unconsolidated entities	2,200	1,606	369	594	1,237
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$862,050	$597,282	$428,097	$264,768	$169,185
__________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) depreciation and amortization expense of $218,064, $169,877 and $152,917, (ii) lease intangible amortization of $15,597, $15,126 and $13,913 and (iii) amortization for lease incentives of $28,370, $28,638 and $23,201, respectively.
(2) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) net loss of $2,200, $1,606 and $369, (ii) depreciation and amortization expense of $308, $1,488 and $409 and (iii) acquisition and transaction expense of $0, $428 and $0, respectively.
Revenues
Presentation of aircraft and engine sales
During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Revenues in the Consolidated Statements of Operations beginning in the third quarter of 2022 and is accounted for in accordance with ASC 606. The sale of CFM56-7B, CFM56-5B and V2500 engines are included in the Aerospace Products Segment and the sale of aircraft and other engines are included in the Aviation Leasing Segment. The corresponding net book values of the assets sold are recorded in Cost of sales in the Consolidated Statements of Operations beginning in the third quarter of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain (loss) on sale of assets, net on the Consolidated Statements of Operations, as we were previously only occasionally selling these assets. Generally, assets sold were included in Leasing equipment, net, on the Consolidated Balance Sheets.
Comparison of the years ended December 31, 2024 and 2023
Total revenues increased by $564.0 million, driven by the following:
•Aerospace products revenue increased by $624.9 million, primarily due to a $546.0 million increase in CFM56-7B, CFM56-5B and V2500 engine and module sales, a $28.5 million increase in parts inventory sales, and other revenues of $47.7 million from the QuickTurn and LMCES acquisitions.
•Lease income increased by $47.4 million, primarily due to an increase in engine lease revenue of $37.3 million and an increase in aircraft lease revenue of $17.5 million, driven by an increased number of aircraft and engines on lease. This was partially offset by a decrease of $7.3 million in the Offshore Energy business driven by one of our vessels having fewer days on-hire in 2024 compared to 2023, as well as the sale of the two vessels during 2024.
•Maintenance revenue increased by $9.5 million. Engine maintenance revenue increased by $43.2 million, driven by an increased number of engines on lease in 2024 as compared to 2023. This increase was partially offset by a decrease in aircraft maintenance revenue of $32.7 million, primarily due to $20.1 million of higher maintenance reserves taken into revenue in 2023, partially offset by an increased number of aircraft on lease in 2024.
•Asset sales revenue decreased by $111.0 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, three aircraft and 14 engines were sold in 2024 as compared to 13 aircraft and 41 engines sold in 2023.

•Other revenue decreased by $6.7 million, primarily due to a decrease in assets with end-of-lease redelivery compensation. During 2024, one aircraft and three engines had end-of-lease redelivery compensation, as compared to eight aircraft and four engines in 2023.
Expenses
Total expenses increased $665.9 million, driven by the following:
•Cost of sales increased by $323.8 million, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period. This was partially offset by a decrease of $69.9 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Internalization fee to affiliate increased by $300.0 million relating to the Internalization effective May 28, 2024.
•Depreciation and amortization increased by $48.2 million, primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered.
•Acquisition and transaction expenses increased by $17.1 million, primarily due to higher professional fees incurred in evaluating and completing strategic transactions and fees associated with the Internalization and the acquisition of LMCES in Q3 2024.
•Operating expenses increased by $5.7 million, primarily due to the acquisition of LMCES in Q3 2024.
•Gain on sale of assets, net increased $18.7 million driven by the sale of two vessels within the Offshore Energy business during the fourth quarter of 2024.
•Management fees and incentive allocation to affiliate decreased by $9.6 million, due to a decrease in management and incentive fees to the Former Manager during 2024, with the Internalization effective May 28, 2024.
Other income (expense)
Total other expense increased by $68.0 million due to the following:
•Interest expense increased by $60.1 million, reflecting an increase in the average debt outstanding of approximately $779.3 million, primarily due to increases in (i) the Senior Notes due 2030 of $414.1 million, issued in November 2023 (ii) Senior Notes due 2031 of $525.0 million, issued in April 2024 (iii) Senior Notes due 2032 of $466.7 million, issued in June 2024, (iv) Senior Notes due 2033 of $124.4 million, issued in October 2024, partially offset by decreases in the (v) Senior Notes due 2025 of $489.6 million, which were redeemed in April 2024, (vi) Senior Notes due 2027 of $189.8 million, which were fully redeemed in October 2024, and the (vii) Revolving Credit Facility of $70.4 million.
•Loss on extinguishment of debt increased by $17.1 million, primarily due to the redemption of the Senior Notes due 2025 and Senior Notes due 2027.
•Other income increased by $9.8 million, primarily driven by a $10.8 million insurance settlement received within our Aviation Leasing Segment.
Provision for (benefit from) income taxes

The Provision for income taxes increased $65.3 million, primarily due to the benefit from income taxes recorded in 2023 in connection with a tax law change in Bermuda as well as the increase in income from leasing and Aerospace Products activities in jurisdictions subject to taxes. As the company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes. This increase was partially offset by the tax benefit from the Internalization fee paid to the affiliate.
Net income (loss) from continuing operations
Net income from continuing operations decreased by $235.1 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $264.8 million, primarily due to the changes noted above.

Comparison of the years ended December 31, 2023 and 2022
Total revenues increased by $462.5 million, driven by the following:

•Aerospace products revenue increased by $276.5 million, primarily due to a $213.0 million increase in CFM56-7B, CFM56-5B and V2500 engines and module sales, a $44.7 million increase in parts inventory sales, $16.7 million increase due to engine management contracts, and other sales revenue of $2.0 million from the QuickTurn acquisition. See above discussion regarding presentation of asset sales.
•Asset sales revenue increased by $119.6 million, primarily due to an overall increase in the number of material sales transactions of commercial aircraft and engines. Specifically, 13 aircraft and 41 engines were sold in 2023 as compared to eight aircraft and 71 engines sold in 2022. See above discussion regarding presentation of asset sales.
•Maintenance revenue increased $42.5 million. Engine maintenance revenue increased by $26.5 million, driven by an increased number of engines on lease in 2023 as compared to 2022. Aircraft maintenance revenue increased $16.0 million primarily due to $20.1 million of maintenance reserves taken into revenue due to the early redelivery of five aircraft, partially offset by less aircraft on lease.
•Lease income increased by $28.6 million, primarily due to an increase in engine lease revenue of $19.7 million, driven by an increased number of engines on lease, partially offset by an increase in the number of engines redelivered. An increase of $7.4 million in the Offshore Energy business due to one of our vessel being on-hire longer in 2023 compared to 2022, and with a charterer at higher rates.
•Other revenue decreased by $4.7 million, primarily due to a decrease in assets with end-of-lease redelivery compensation. During 2023, eight aircraft and four engines had end-of-lease redelivery compensation, as compared to 18 aircraft and one engine in 2022.
Expenses
Total expenses increased by $206.7 million, driven by the following:
•Cost of sales increased by $253.7 million, primarily due to an increase of $170.8 million in our Aerospace Products segment, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period. An increase of $82.9 million in the Aviation Leasing segment primarily due to an overall increase in the number of material sales transactions of commercial aircraft and engines, as well as the gross presentation of asset sales revenues and related costs of sales as described above.
•Gain on sale of assets, net decreased by $77.2 million, primarily due to the change in presentation of asset sales recorded during 2022. See above discussion regarding presentation of asset sales and impact on Gain on sale of assets, net.
•Depreciation and amortization increased by $17.0 million, primarily driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Management fees and incentive allocation to affiliate increased by $14.5 million, primarily due to a $13.6 million increase in incentive fee due to the Former Manager driven by an increase in net income.
•Asset impairment decreased by $135.1 million, primarily due to the 2022 write down of aircraft and engines located in Russia and Ukraine that were deemed not recoverable. See Note 6 to the consolidated financial statements for additional information.
•Operating expenses decreased by $22.1 million, primarily due to the following:
•a decrease of $43.4 million in the Aviation Leasing segment primarily as a result of a $41.4 million decrease in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, a $2.5 million decrease in shipping and storage fees and repairs and maintenance expenses, partially offset by a $1.2 million increase in insurance expense.
•an increase of $12.8 million in the Offshore Energy business which reflects increases in offshore crew expenses of $2.1 million, project costs of $3.9 million and other operating expenses of $1.3 million for one of our vessels driven by increased cost of operations based on the operating location of the vessel, as well as increased number of days on-hire. Additionally, repairs and maintenance expense increased $0.6 million due to repairs on one of our vessels.
•an increase of $8.5 million in the Aerospace Products segment primarily due to a $7.2 million increase in commission expenses due to the increase in sales from the used material program as well as $1.2 million increase in shipping and storage fees as operations continued to ramp-up in 2023.
Other income (expense)
Total other expense decreased by $33.6 million, due to the following:
•Loss on extinguishment of debt of $19.9 million was recognized during 2022. This loss was related to the pay-down of the 2021 Bridge Loan, issued in December 2021 and February 2022, and the partial redemption of Senior Notes due 2025.

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
•Other income increased $7.4 million primarily driven by a $5.3 million gain on consolidation of investment in connection with the QuickTurn acquisition within our Aerospace Products Segment and $1.0 million of interest income from the Company’s investments in money market funds.
Provision for (benefit from) income taxes
The benefit from income taxes increased $65.1 million primarily due to the Company establishing a deferred tax asset of $72.2 million in connection with a tax law change in Bermuda, which was recorded as a benefit from income taxes during the fourth quarter of 2023. See Note 12 to the consolidated financial statements for additional information. The benefit was offset by a $7.1 million increase from income taxes primarily attributable to an increase in income generated from operating activities in jurisdictions subject to taxes. As the Company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.
Net income (loss) from continuing operations
Net income from continuing operations increased by $354.4 million, primarily due to the changes noted above.
Net loss from discontinued operations
Net loss from discontinued operations decreased by $101.4 million for the year ended December 31, 2023, compared to the prior year as these businesses have spun off and there is no corresponding activity in the current period.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $169.2 million, primarily due to the changes noted above.
Aviation Leasing Segment
As of December 31, 2024, in our Aviation Leasing segment, we own and manage 421 aviation assets, consisting of 109 commercial aircraft and 312 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2024, 94 of our commercial aircraft and 181 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 76% utilized during the three months ended December 31, 2024, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 47 months, and our engines currently on-lease have an average remaining lease term of 22 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2024	5	91	96
Purchases	—	50	50
Sales	—	(3)	(3)
Transfers	—	(34)	(34)
Assets at December 31, 2024	5	104	109

Engines
Assets at January 1, 2024	32	235	267
Purchases	4	134	138
Sales	(13)	(1)	(14)
Transfers	—	(79)	(79)
Assets at December 31, 2024	23	289	312

The following table presents our results of operations for our Aviation Leasing segment:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Revenues
Lease income	$234,411	$179,704	$159,068	$54,707	$20,636
Maintenance revenue	200,809	191,347	148,846	9,462	42,501
Asset sales revenue	192,176	303,141	183,535	(110,965)	119,606
Other revenue	1,041	7,419	11,499	(6,378)	(4,080)
Total revenues	628,437	681,611	502,948	(53,174)	178,663

Expenses
Cost of sales	151,977	221,852	138,904	(69,875)	82,948
Operating expenses	35,495	37,876	81,232	(2,381)	(43,356)
Acquisition and transaction expenses	9,740	7,150	1,923	2,590	5,227
Depreciation and amortization	201,497	158,354	144,258	43,143	14,096
Asset impairment	962	2,121	137,219	(1,159)	(135,098)
Gain on sale of assets, net	—	—	(59,048)	—	59,048
Total expenses	399,671	427,353	444,488	(27,682)	(17,135)

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(207)	(148)	740	(59)	(888)
Other income	14,669	1,300	246	13,369	1,054
Total other income	14,462	1,152	986	13,310	166
Income before income taxes	243,228	255,410	59,446	(12,182)	195,964
Provision for (benefit from) income taxes	32,979	(36,193)	2,502	69,172	(38,695)
Net income attributable to shareholders	$210,249	$291,603	$56,944	$(81,354)	$234,659

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Net income attributable to shareholders	$210,249	$291,603	$56,944	$(81,354)	$234,659
Add: Provision for (benefit from) income taxes	32,979	(36,193)	2,502	69,172	(38,695)
Add: Equity-based compensation expense	584	337	—	247	337
Add: Acquisition and transaction expenses	9,740	7,150	1,923	2,590	5,227
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	962	2,121	137,219	(1,159)	(135,098)
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	245,464	202,118	181,372	43,346	20,746
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(123)	104	925	(227)	(821)
Less: Equity in losses (earnings) of unconsolidated entities	207	148	(740)	59	888
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$500,062	$467,388	$380,145	$32,674	$87,243
__________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) depreciation expense of $201,497, $158,354 and $144,258, (ii) lease intangible amortization of $15,597, $15,126 and $13,913 and (iii) amortization for lease incentives of $28,370, $28,638 and $23,201, respectively.
(2) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) net (loss) income of $(207), $(148) and $740 and (ii) depreciation and amortization of $84, $252 and $185, respectively.

Comparison of the years ended December 31, 2024 and 2023
Revenues
Total revenues decreased by $53.2 million, driven by the following:
•Asset sales revenue decreased by $111.0 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, three aircraft and 14 engines were sold in 2024 as compared to 13 aircraft and 41 engines sold in 2023.
•Other revenue decreased by $6.4 million, primarily due to a decrease in end-of-lease redelivery compensation. During 2024, one aircraft and three engines had end-of-lease redelivery compensation, as compared to eight aircraft and four engines in 2023.
•Lease income increased by $54.7 million, due to an increase in engine lease revenue of $37.3 million and an increase in aircraft lease revenue of $17.5 million, driven by an increased number of engines and aircraft on lease.
•Maintenance revenue increased by $9.5 million. Engine maintenance revenue increased by $43.2 million, driven by an increased number of engines on lease in 2024 as compared to 2023. This increase was partially offset by a decrease in aircraft maintenance revenue of $32.7 million, primarily due to $20.1 million of higher maintenance reserves taken into revenue in 2023, partially offset by an increased number of aircraft on lease in 2024.
Expenses
Total expenses decreased by $27.7 million, driven by the following:

•Cost of sales decreased by $69.9 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines and is in line with an overall decrease in the corresponding asset sales revenue. Specifically, three aircraft and 14 engines were sold in 2024 compared to 13 aircraft and 41 engines sold in 2023.
•Operating expenses decreased by $2.4 million, primarily driven by a decrease in bad debt expense of $5.9 million, partially offset by increases in legal fees of $2.7 million and repairs and maintenance expense of $1.0 million.
•Depreciation and amortization expense increased by $43.1 million, driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Acquisition and transaction expenses increased by $2.6 million, primarily due to higher legal fees incurred in evaluating and completing strategic transactions.
Other income (expense)
Total other income increased by $13.3 million primarily driven by a $10.8 million insurance settlement as well as a $3.9 million increase in interest income earned on financing receivables during 2024.
Provision for (benefit from) income taxes
The Provision for income taxes increased by $69.2 million, primarily due to the benefit from income taxes recorded in 2023 in connection with a tax law change in Bermuda as well as the increase in income from leasing activities in jurisdictions subject to taxes. As the company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.
Net income
Net income decreased by $81.4 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $32.7 million, primarily due to the changes noted above.
Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased by $178.7 million, driven by the following:
•Asset sales revenue increased by $119.6 million, primarily due to an increase in the number of material sales transactions of commercial aircraft and engines. Specifically, 13 aircraft and 41 engines were sold in 2023 as compared to eight aircraft and 71 engines sold in 2022. See above discussion regarding presentation of asset sales.
•Maintenance revenue increased by $42.5 million. Engine maintenance revenue increased by $26.5 million, driven by an increased number of engines on lease in 2023 as compared to 2022. Aircraft maintenance revenue increased $16.0 million, primarily due to $20.1 million of higher maintenance reserves taken into revenue due to the early redelivery of five aircraft, partially offset by less aircraft on lease.
•Lease income increased by $20.6 million, primarily due to an increase in engine lease revenue of $19.7 million, driven by an increased number of engines on lease, partially offset by an increase in the number of engines redelivered.
•Other revenue decreased $4.1 million primarily due to a decrease in end-of-lease redelivery compensation. During 2023, eight aircraft and four engines had end-of-lease redelivery compensation, as compared to 18 aircraft and one engine in 2022.
Expenses
Total expenses decreased by $17.1 million, driven by the following:
•Asset impairment decreased by $135.1 million, primarily due to the 2022 write down of aircraft and engines located in Russia and Ukraine that were deemed not recoverable. See Note 6 to the consolidated financial statements for additional information.
•Operating expenses decreased by $43.4 million, primarily driven by the $41.4 million decrease in provision for credit losses as a result of the sanctions imposed on Russian airlines in 2022, a $2.5 million decrease in shipping and storage fees and repairs and maintenance expenses, partially offset by a $1.2 million increase in insurance expense.
•Cost of sales increased by $82.9 million, primarily due to an overall increase in the number of material sales transactions of commercial aircraft and engines, as well as the gross presentation of asset sales revenues and related costs of sales as described above. Specifically, 13 aircraft and 41 engines were sold in 2023 as compared to eight aircraft and 71 engines sold in 2022.
•Gain on sale of assets, net decreased by $59.0 million, due to the change in presentation of asset sales recorded during 2022. See above discussion regarding presentation of asset sales and impact on Gain on sale of assets, net.

•Depreciation and amortization expense increased by $14.1 million, driven by an increase in the number of assets owned and on lease, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Acquisition and transaction expense increased by $5.2 million, driven by higher costs associated with the acquisition of aviation leasing equipment.
Provision for (benefit from) income taxes
The benefit from income taxes increased $38.7 million primarily due to the Company establishing a deferred tax asset of $46.6 million in connection with a tax law change in Bermuda, which was recorded as a benefit from income taxes during the fourth quarter of 2023. See Note 12 to the consolidated financial statements for additional information. The benefit was offset by a $7.9 million increase from income taxes primarily attributable to an increase in income generated from leasing activities in jurisdictions subject to taxes. As the Company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $87.2 million, primarily due to the changes noted above.

Aerospace Products Segment
The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. Our engine, module and parts sales are facilitated through a dedicated commercial maintenance program, designed to focus on modular and parts repair and refurbishment of CFM56-7B, CFM56-5B and V2500 engines. In September 2024, we acquired LMCES to further enhance this business and establish permanent engine and module manufacturing capabilities. Refer to Note 4 “Acquisition of Lockheed Martin Commercial Engine Solutions”, for additional information. In addition, other serviceable used modules and parts are sold through our exclusive partnership, who is responsible for the teardown, repair, marketing and sales of parts from our CFM56 engine pool. In December 2023, we acquired the remaining interest in Quick Turn Engine Center LLC or “QuickTurn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. Refer to Note 5 “Acquisition of QuickTurn”, for additional information. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Aerospace products revenue	$1,079,821	$454,970	$178,515	$624,851	$276,455

Expenses
Cost of sales	673,907	280,280	109,481	393,627	170,799
Operating expenses	23,818	20,459	11,967	3,359	8,492
Acquisition and transaction expenses	4,906	1,722	243	3,184	1,479
Depreciation and amortization	6,630	661	258	5,969	403
Gain on sale of assets, net	—	—	(18,163)	—	18,163
Total expenses	709,261	303,122	103,786	406,139	199,336

Other income (expense)
Equity in losses of unconsolidated entities	(1,993)	(1,458)	(1,109)	(535)	(349)
Other income	—	5,347	—	(5,347)	5,347
Total other (expense) income	(1,993)	3,889	(1,109)	(5,882)	4,998
Income before income taxes	368,567	155,737	73,620	212,830	82,117
Provision for (benefit from) income taxes	22,221	(24,440)	2,961	46,661	(27,401)
Net income attributable to shareholders	$346,346	$180,177	$70,659	$166,169	$109,518

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Net income attributable to shareholders	$346,346	$180,177	$70,659	$166,169	$109,518
Add: Provision for (benefit from) income taxes	22,221	(24,440)	2,961	46,661	(27,401)
Add: Equity-based compensation expense	309	225	—	84	225
Add: Acquisition and transaction expenses	4,906	1,722	243	3,184	1,479
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	6,630	661	258	5,969	403
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(1,769)	206	(885)	(1,975)	1,091
Less: Equity in losses of unconsolidated entities	1,993	1,458	1,109	535	349
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$380,636	$160,009	$74,345	$220,627	$85,664
__________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) net loss of $1,993, $1,458 and $1,109 (ii) depreciation and amortization of $224, $1,236 and $224 and (iii) acquisition and transaction expense of $0, $428, $0, respectively.

Comparison of the years ended December 31, 2024 and 2023
Revenues
Total Aerospace products revenue increased by $624.9 million, primarily due to a $546.0 million increase in CFM56-7B, CFM56-5B and V2500 engine and module sales, a $28.5 million increase in parts inventory sales, and other revenues of $47.7 million from the QuickTurn and LMCES acquisitions.
Expenses
Total expenses increased by $406.1 million, due to the following:
•Cost of sales increased by $393.6 million, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period.
•Depreciation and amortization increased by $6.0 million due to the acquisitions of LMCES in Q3 2024 and QuickTurn in Q4 2023.
•Operating expenses increased by $3.4 million, primarily due to the acquisition of LMCES in Q3 2024.
•Acquisition and transaction expenses increased by $3.2 million, primarily driven by higher professional fees incurred in evaluating and completing strategic transactions.
Provision for (benefit from) income taxes
The Provision for income taxes increased by $46.7 million, primarily due to the benefit from income taxes recorded in 2023 in connection with a tax law change in Bermuda as well as the increase in income from Aerospace Products activities in jurisdictions subject to taxes. As the company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.
Net income
Net income increased by $166.2 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $220.6 million, primarily due to the changes noted above.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total Aerospace products revenue increased by $276.5 million, primarily due to a $213.0 million increase in CFM56-7B, CFM56-5B and V2500 engine and module sales, a $44.7 million increase in parts inventory sales, $16.7 million increase in revenue from engine management contracts, and other revenues of $2.0 million from the QuickTurn acquisition. See above discussion regarding presentation of asset sales.
Expenses
Total expenses increased by $199.3 million, primarily due to the following:
•Cost of sales increased by $170.8 million, primarily due to increases in CFM56-7B, CFM56-5B and V2500 engine and module sales, parts inventory sales, and directly corresponds to components of increases in Aerospace products revenue over the same period and the gross presentation described above.
•Gain on sale of assets, net decreased by $18.2 million, primarily due to the change in presentation of asset sales recorded during 2022. See above discussion regarding presentation of asset sales and impact on Gain on sale of assets, net.
•Operating expenses increased by $8.5 million, primarily due to a $7.2 million increase in commission expenses due to the increase in sales from the used material program as well as a $1.2 million increase in shipping and storage fees as operations continued to ramp-up in 2023.
Other income (expense)
Total other income increased $5.0 million, which primarily reflects an increase of $5.3 million in gain on consolidation of investment in connection with the QuickTurn acquisition, offset by an increase of $0.3 million in our proportionate share of unconsolidated entities’ net loss.
Provision for (benefit from) income taxes
The benefit from income taxes increased $27.4 million primarily due to the Company establishing a deferred tax asset of $25.6 million in connection with a tax law change in Bermuda, which was recorded as a benefit from income taxes during the fourth quarter of 2023. See Note 12 to the consolidated financial statements for additional information.
Net income
Net income increased by $109.5 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $85.7 million, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Revenues
Lease income	$20,927	$28,232	$20,246	$(7,305)	$7,986
Other revenue	5,716	6,083	6,702	(367)	(619)
Total revenues	26,643	34,315	26,948	(7,672)	7,367

Expenses
Operating expenses	56,548	51,828	39,065	4,720	12,763
General and administrative	14,263	13,700	14,164	563	(464)
Acquisition and transaction expenses	17,650	6,322	11,041	11,328	(4,719)
Management fees and incentive allocation to affiliate	8,449	18,037	3,562	(9,588)	14,475
Internalization fee to affiliate	300,000	—	—	300,000	—
Depreciation and amortization	9,937	10,862	8,401	(925)	2,461
Gain on sale of assets, net	(18,705)	—	—	(18,705)	—
Total expenses	388,142	100,749	76,233	287,393	24,516

Other income (expense)
Loss on extinguishment of debt	(17,101)	—	(19,859)	(17,101)	19,859
Interest expense	(221,721)	(161,639)	(169,194)	(60,082)	7,555
Other income (expense)	2,695	943	(39)	1,752	982
Total other expense	(236,127)	(160,696)	(189,092)	(75,431)	28,396
Loss before income taxes	(597,626)	(227,130)	(238,377)	(370,496)	11,247
(Benefit from) provision for income taxes	(49,713)	833	(163)	(50,546)	996
Net loss	(547,913)	(227,963)	(238,214)	(319,950)	10,251
Less: Dividends on preferred shares	32,763	31,795	27,164	968	4,631
Less: Loss on redemption of preferred shares	7,998	—	—	7,998	—
Net loss attributable to shareholders from continuing operations	$(588,674)	$(259,758)	$(265,378)	$(327,948)	$5,620

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs '23	'23 vs '22
Net loss attributable to shareholders from continuing operations	$(588,674)	$(259,758)	$(265,378)	$(328,916)	$5,620
Add: (Benefit from) provision for income taxes	(49,713)	833	(163)	(50,546)	996
Add: Equity-based compensation expense	5,113	1,076	—	4,037	1,076
Add: Acquisition and transaction expenses	17,650	6,322	11,041	11,328	(4,719)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	25,099	—	19,859	25,099	(19,859)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	7,456	17,116	3,489	(9,660)	13,627
Add: Depreciation and amortization expense	9,937	10,862	8,401	(925)	2,461
Add: Interest expense and dividends on preferred shares	254,484	193,434	196,358	61,050	(2,924)
Add: Internalization fee to affiliate	300,000	—	—	300,000	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(18,648)	$(30,115)	$(26,393)	$11,467	$(3,722)
Comparison of the years ended December 31, 2024 and 2023
Revenues
Total revenues decreased by $7.7 million, primarily due to a $7.3 million decrease in the Lease income. Lease income declined primarily due to one of our vessels in the Offshore Energy business having fewer days on-hire in 2024 compared to 2023, as well as the sale of the two vessels during 2024.
Expenses
Total expenses increased by $287.4 million, due to the following:
•Internalization fee to affiliate increased by $300.0 million for the Internalization effective May 28, 2024.
•Acquisition and transaction expenses increased by $11.3 million, primarily due to higher legal and other professional fees incurred for the Internalization on May 28, 2024 and the acquisition of LMCES on September 9, 2024.
•Gain on sale of assets, net, increased $18.7 million due to the sale of the two vessels within the Offshore Energy business.
•Management fees and incentive allocation to affiliate decreased by $9.6 million, due to a decrease in management and incentive fees to the Former Manager during 2024, with the Internalization effective May 28, 2024, as compared to fees paid during the year ended 2024 compared to 2023.
Other income (expense)
Total other expense increased by $75.4 million, due to the following:
•Interest expense increased by $60.1 million, reflecting an increase in the average debt outstanding of approximately $779.3 million, primarily due to increases in (i) the Senior Notes due 2030 of $414.1 million, issued in November 2023 (ii) Senior Notes due 2031 of $525.0 million, issued in April 2024 (iii) Senior Notes due 2032 of $466.7 million, issued in June 2024, (iv) Senior Notes due 2033 of $124.4 million, issued in October 2024, partially offset by decreases in the (v) Senior Notes due 2025 of $489.6 million, which were redeemed in April 2024, (vi) Senior Notes due 2027 of $189.8 million, which were fully redeemed in October 2024, and the (vii) Revolving Credit Facility of $70.4 million.
•Loss on extinguishment of debt increased by $17.1 million, driven by the redemption of Senior Notes due 2025 and a redemption of Senior Notes due 2027.
•Other income increased by $1.8 million, driven by interest income generated from the Company’s investments in money market funds.

(Benefit from) provision for income taxes
The benefit from income taxes increased by $50.5 million. This increase was primarily attributable to a substantial tax benefit arising from the Internalization fee paid to the affiliate. The fee provided a favorable impact on the company's overall tax position.
Net loss
Net loss increased by $320.0 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $11.5 million, primarily due to the changes noted above.
Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased by $7.4 million, primarily due to an increase in the Offshore Energy business, as one of our vessels was on-hire longer in 2023 compared to 2022, and with a charterer at higher rates.
Expenses
Total expenses increased by $24.5 million, due to the following:
•Management fees and incentive allocation to affiliate increased by $14.5 million, primarily due to a $13.6 million increase in incentive fee due to the Former Manager driven by an increase in net income.
•Operating expenses increased by $12.8 million, primarily due to increases in the Offshore Energy business, driven by increases in offshore crew expenses of $2.1 million, project costs of $3.9 million and other operating expenses of $1.3 million for one of our vessels. The increase in the other operating expenses were driven by the operational location of the vessel, as well as the increased number of days on-hire. Additionally, repairs and maintenance expense increased $0.6 million due to repairs on one of our vessels.
•Depreciation and amortization increased by $2.5 million, primarily due to new assets being placed into service in the Offshore Energy business.
•Acquisition and transaction expenses decreased $4.7 million, primarily due to lower professional fees related to strategic transactions.
Other income (expense)
Total other expense decreased by $28.4 million, due to the following:
•Loss on extinguishment of debt decreased by $19.9 million driven by the 2022 pay-down of the 2021 Bridge Loans and the partial redemption of the Senior Notes due 2025.
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
Net loss
Net loss decreased by $10.3 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.7 million, primarily due to the changes noted above.

Transactions with Affiliates and Affiliated Entities
Prior to May 28, 2024, FTAI Aviation Ltd. operated under the Management Agreement with the Former Manager, and the Master GP, each an affiliate of Fortress. For their services, the Former Manager was entitled to management fees and the Master GP was entitled to certain incentive allocations, both defined in, and in accordance with the terms of, the Management Agreement. On May 28, 2024, the Company entered into the Internalization Agreement, pursuant to which the Management Agreement was terminated effective May 28, 2024 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions (such transactions, the “Internalization”). As a result of the Internalization, the Company ceased to be externally managed and operates as an internally managed company. In connection with the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) $150.0 million (the “Cash Consideration”), the compensation accrued and payable, but not yet paid, under the Management Agreement, and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) 1,866,949 ordinary shares of the Company (the “Share Consideration”); and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. In addition, the Former Manager repaid to the Company certain annual bonus payments due to certain employees of the Former Manager or its affiliates who provide services to the Company with respect to the 2024 calendar year on a pro rata basis. The Company financed the cash payments through one or more debt financings, along with cash on hand.
Potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities between us and partnerships in our Strategic Capital Initiative. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. Investors in our Strategic Capital Initiative and our shareholders may perceive conflicts of interest regarding such investment decisions, which could harm our reputation with such investors and our shareholders. See “Risks Related to Our Business-Our Strategic Capital Initiative involves certain risks which could adversely affect our business, prospects, financial condition, results of operations and cash flows.”
Geographic Information
Please refer to Note 14 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers and lessees, for the years ended December 31, 2024, 2023 and 2022, as well as a report of our total property, plant and equipment as of December 31, 2024 and 2023.
Liquidity and Capital Resources
On October 9, 2024, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2033. Using a portion of the net proceeds, the Company redeemed the remaining $130.5 million aggregate principal amount of Senior Notes due 2027, plus accrued and unpaid interest. The Company used the remaining net proceeds to pay down in full the Company’s Revolving Credit Facility, with any excess proceeds intended for general corporate purposes, including funding acquisitions and investments.
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during various environments. This includes limiting discretionary spending across the organization and re-prioritizing our investments as necessary. On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The Strategic Capital Initiative, and its related partnerships, will allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. We have agreed that the related partnerships will be the primary buyer of on-lease 737NG and A320ceo aircraft. We expect to provide aircraft management services to the related partnerships for which the Company will receive customary, market-based compensation. The Company also expects to make minority investment in the related partnerships.
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our ordinary and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments. In the future, instead of acquiring on-lease aircraft directly, as part of the Strategic Capital Initiative, we will invest in the related partnerships and such partnerships will acquire on-lease aircraft.
•Cash used for the purpose of making investments was $1,526.2 million, $861.5 million and $831.5 million during the years ended December 31, 2024, 2023, and 2022, respectively.
•Distributions to shareholders, including cash dividends, were $154.3 million, $151.6 million and $155.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $(136.5) million, $163.0 million and $29.4 million during the years ended December 31, 2024, 2023, and 2022, respectively.
•During the year ended December 31, 2024, additional borrowings were obtained in connection with the (i) Senior Notes due 2033 of $500.0 million, (ii) Senior Notes due 2032 of $800.0 million, (iii) Senior Notes due 2031 of $700.0 million and (iv) Revolving Credit Facility of $745.0 million. We made total principal repayments of (i) $650.0 million related to the Senior Notes due 2025, (ii) $745.0 million relating to the Revolving Credit Facility and (iii) $400.0 million related to the Senior Notes due 2027.
During the year ended December 31, 2023, additional borrowings were obtained in connection with the (i) Revolving Credit Facility of $455.0 million and (ii) Senior Notes Due 2030 of $500.0 million. We made total principal repayments of $605.0 million relating to the Revolving Credit Facility.
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
•Proceeds from the sale of assets were $969.3 million, $477.9 million and $414.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.
•Proceeds from the issuance of preferred shares, net of underwriters discount and issuance costs, were $61.7 million during the year ended December 31, 2023. There were no issuances of preferred shares during the years ended December 31, 2024 and 2022. In October 2024, the Company redeemed in full the outstanding Series A preferred shares at a redemption price equal to $25.00 per share in cash, plus $1.6 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of October 29, 2024.
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
Historical Cash Flow
The following table presents our historical cash flow from both continuing and discontinued operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flow data:
Net cash used in operating activities	$(187,956)	$128,982	$(20,657)
Net cash used in investing activities	(469,498)	(373,349)	(411,253)
Net cash provided by financing activities	681,814	282,208	44,914
Comparison of the years ended December 31, 2024 and 2023
Net cash used in operating activities increased $316.9 million, which primarily reflects (i) a decrease in our Net income of $235.1 million and increases in (ii) Changes in working capital of $178.5 million and (iii) Gain on sale of assets of $217.2 million, partially offset by certain adjustments to reconcile net income to cash used in operating activities including increases in (iv) Non-cash termination fee to affiliate (issuance of ordinary shares) of $150.0 million, (v) Deferred income taxes of $61.7 million, (vi) Depreciation and amortization of $48.2 million, a decrease in (vii) Security deposits and maintenance claims included in earnings of $23.8 million, an increase in (viii) Loss on extinguishment of debt of $17.1 million and a decrease in (ix) Other of $6.4 million
Net cash used in investing activities increased $96.1 million primarily due to increases in (i) Acquisition of leasing equipment of $397.6 million, (ii) Deposits for leasing equipment of $134.4 million, (iii) Acquisition of business, net of cash acquired of $118.0 million and (iv) Investments in financing receivables of $66.9 million, partially offset by higher (v) Proceeds from sale of assets of $491.4 million and (vi) Proceeds (refunds) from deposits on sale of leasing equipment of $78.4 million, and decreases in (vii) Acquisition of lease intangibles of $24.1 million, (viii) Investment in unconsolidated entities of $19.5 million and (ix) Investment in promissory notes of $11.5 million.

Net cash provided by financing activities increased $399.6 million primarily due to increases in (i) Proceeds from debt of $1,630.2 million and (ii) Receipt of maintenance deposits under operating lease agreements of $19.0 million, partially offset by increases in (iii) Repayment of debt of $1,067.3 million and (iv) Redemption of preferred shares of $105.4 million, a decrease in (v) Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs of $61.7 million, and increases in (vi) Release of maintenance deposits under operating lease agreements of $6.9 million and (vii) Payment of deferred financing costs of $5.2 million.
Cash Flows of Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. Cash used in operating activities from discontinued operations were $63.9 million for the year ended December 31, 2022. Cash used in investing activities from discontinued operations were $136.3 million for the year ended December 31, 2022.
The absence of cash flows from discontinued operations is not expected to adversely affect our liquidity or our ability to fund capital expenditures or working capital needs.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2024, we had outstanding principal and interest payment obligations of $3.5 billion and $1.4 billion through the maturity date of the debt, respectively, of which only interest payments of $229.8 million are due in the next twelve months. See Note 9 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of December 31, 2024, we had outstanding operating and finance lease obligations of $37.5 million, of which, $2.9 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During 2024, we declared cash dividends of $121.6 million and $32.8 million on our ordinary shares and preferred shares, respectively.
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
Operating Leases—We lease equipment pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the lessee is placed on non-accrual status and revenue is recognized when cash payments are received.
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

Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of sales, presented on a gross basis in the Consolidated Statements of Operations. See Note 14 for additional information.
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
Leasing Equipment and Depreciation—Leasing equipment is stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Aircraft	25 years from date of manufacture	Generally not to exceed 15% of manufacturer’s list price when new
Aircraft engines	2 - 6 years, based on maintenance adjusted service life	Sum of engine core salvage value plus the estimated fair value of life limited parts
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; a significant change in market conditions; or the introduction of newer technology and the length of time an asset is off lease related to leasing equipment or engines. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and contracts, future projected leases, transition costs, estimated down time and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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
As of December 31, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTAI Aviation Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

Recognition of Maintenance Revenue for Aircraft Leases
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes maintenance revenue for aircraft leases related to the portion of maintenance payments received from lessees that are not expected to be reimbursed for major maintenance events. Maintenance revenue totaled $200.8 million for the year ended December 31, 2024, a portion of which relates to maintenance revenue for aircraft leases.

Auditing maintenance revenue for aircraft leases was challenging due to the estimation involved in the Company’s complex modeling process. The estimation is sensitive to certain assumptions in the model such as the mean time between removal (MTBR) and forecasted utilization of the aircraft, which are affected by historical usage patterns and market conditions. Significant changes to the MTBR assumption could have a material effect on the amount of maintenance revenue on lease aircraft recognized in the period.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for recognizing maintenance revenue for aircraft leases, including controls over management’s review of the estimated timing of major maintenance events as described above.

To test maintenance revenue for aircraft leases, we performed audit procedures that included, among others, assessing the Company’s revenue recognition methodology and testing the MTBR assumption described above for a sample of aircraft. For example, we compared the MTBR assumption to data provided by a third-party specialist, assessed the accuracy of the historical usage patterns and the calculation of the forecasted utilization, and assessed the Company’s retrospective review of timing of estimated maintenance events to actual results to assess the historical accuracy of the MTBR assumption. We also involved our valuation specialists to assist in our evaluation of the appropriateness of the market conditions used in developing the MTBR assumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 3, 2025

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2024	2023
Assets
Current Assets
Cash and cash equivalents	2	$115,116	$90,756
Accounts receivable, net		150,823	115,156
Inventory, net	2	551,156	316,637
Other current assets	2	408,923	148,885
Total current assets		1,226,018	671,434
Leasing equipment, net	6	2,373,730	2,032,413
Property, plant, and equipment, net		107,451	45,175
Investments	7	19,048	22,722
Intangible assets, net	8	42,205	50,590
Goodwill	5	61,070	4,630
Other non-current assets	2	208,430	137,721
Total assets		$4,037,952	$2,964,685

Liabilities
Current Liabilities
Accounts payable		$69,119	$41,590
Accrued liabilities		96,910	71,317
Current maintenance deposits	2	62,552	39,455
Current security deposits	2	18,100	17,735
Other current liabilities		100,565	11,746
Total current liabilities		347,246	181,843
Long-term debt, net	9	3,440,478	2,517,343
Non-current maintenance deposits	2	44,179	25,932
Non-current security deposits	2	26,830	23,330
Other non-current liabilities		97,851	40,354
Total liabilities		$3,956,584	$2,788,802

Commitments and contingencies	16

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,550,975 and 100,245,905 shares issued and outstanding as of December 31, 2024 and 2023, respectively)		$1,026	$1,002
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 11,740,000 and 15,920,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively)		117	159
Additional paid in capital		153,328	255,973
Accumulated deficit		(73,103)	(81,785)
Shareholders' equity		81,368	175,349
Non-controlling interest in equity of consolidated subsidiaries		—	534
Total equity		$81,368	$175,883
Total liabilities and equity		$4,037,952	$2,964,685

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2024	2023	2022
Revenues
Lease income		$255,338	$207,936	$179,314
Maintenance revenue		200,809	191,347	148,846
Asset sales revenue		192,176	303,141	183,535
Aerospace products revenue		1,079,821	454,970	178,515
Other revenue		6,757	13,502	18,201
Total revenues		1,734,901	1,170,896	708,411

Expenses
Cost of sales		825,884	502,132	248,385
Operating expenses		115,861	110,163	132,264
General and administrative		14,263	13,700	14,164
Acquisition and transaction expenses		32,296	15,194	13,207
Management fees and incentive allocation to affiliate	13	8,449	18,037	3,562
Internalization fee to affiliate	17	300,000	—	—
Depreciation and amortization	6, 8	218,064	169,877	152,917
Asset impairment		962	2,121	137,219
Gain on sale of assets, net		(18,705)	—	(77,211)
Total expenses		1,497,074	831,224	624,507

Other income (expense)
Equity in losses of unconsolidated entities	7	(2,200)	(1,606)	(369)
Interest expense		(221,721)	(161,639)	(169,194)
Loss on extinguishment of debt		(17,101)	—	(19,859)
Other income		17,364	7,590	207
Total other expense		(223,658)	(155,655)	(189,215)
Income (loss) from continuing operations before income taxes		14,169	184,017	(105,311)
Provision for (benefit from) income taxes	12	5,487	(59,800)	5,300
Net income (loss) from continuing operations		8,682	243,817	(110,611)
Net loss from discontinued operations, net of income taxes	3	—	—	(101,416)
Net income (loss)		8,682	243,817	(212,027)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Discontinued operations	3	—	—	(18,817)
Less: Dividends on preferred shares		32,763	31,795	27,164
Less: Loss on redemption of preferred shares		7,998	—	—
Net (loss) income attributable to shareholders		$(32,079)	$212,022	$(220,374)

(Loss) earnings per share:
Basic	15
Continuing operations		$(0.32)	$2.12	$(1.39)
Discontinued operations		$—	$—	$(0.83)
Diluted	15
Continuing operations		$(0.32)	$2.11	$(1.39)
Discontinued operations		$—	$—	$(0.83)
Weighted average shares outstanding:
Basic		101,538,835	99,908,214	99,421,008
Diluted		101,538,835	100,425,777	99,421,008
See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$8,682	$243,817	$(212,027)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net in discontinued operations	—	—	(182,963)
Comprehensive income (loss)	8,682	243,817	(394,990)
Comprehensive loss attributable to non-controlling interest:
Discontinued operations	—	—	(18,817)
Comprehensive income (loss) attributable to shareholders	$8,682	$243,817	$(376,173)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Ordinary Shares(1)	Preferred Shares(1)	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$992	$133	$1,411,940	$(132,392)	$(156,381)	$(192)	$1,124,100
Net loss				(193,210)		(18,817)	(212,027)
Other comprehensive loss					(182,963)		(182,963)
Total comprehensive loss				(193,210)	(182,963)	(18,817)	(394,990)
Spin-off of FTAI Infrastructure, Inc., net of distributions			(913,342)		339,344	12,817	(561,181)
Acquisition of consolidated subsidiary						3,054	3,054
Settlement of equity-based compensation						(148)	(148)
Contributions from non-controlling interest						1,187	1,187
Issuance of ordinary shares	5		399				404
Dividends declared - ordinary shares			(128,483)				(128,483)
Dividends declared - preferred shares			(27,164)				(27,164)
Equity-based compensation						2,623	2,623
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$—	$524	$19,402
Net income				243,817			243,817
Total comprehensive loss				243,817			243,817
Contributions from non-controlling interest						10	10
Issuance of ordinary shares	5		924				929
Dividends declared - ordinary shares			(119,847)				(119,847)
Issuance of preferred shares		26	61,703				61,729
Dividends declared - preferred shares			(31,795)				(31,795)
Equity-based compensation			1,638				1,638
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$—	$534	$175,883
Net income				8,682		—	8,682
Total comprehensive income				8,682	—	—	8,682
Purchase of non-controlling interest						(534)	(534)
Redemption of preferred shares		(42)	(97,313)				(97,355)
Loss on redemption of preferred shares			(7,998)				(7,998)
Dividends declared - ordinary shares			(121,577)				(121,577)
Dividends declared - preferred shares			(32,763)				(32,763)
Issuance of ordinary shares	24		151,000				151,024
Equity-based compensation			6,006				6,006
Equity - December 31, 2024	$1,026	$117	$153,328	$(73,103)	$—	$—	$81,368
________________________________________________
(1) Common and Preferred Shares of Fortress Transportation and Infrastructure Investors LLC were exchanged for Ordinary and Preferred Shares of FTAI Aviation Ltd. when the Merger was completed on November 10, 2022.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$8,682	$243,817	$(212,027)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities	2,200	1,606	46,971
Gain on sale of assets	(377,909)	(160,742)	(141,677)
Security deposits and maintenance claims included in earnings	(16,783)	(40,535)	(41,845)
Loss on extinguishment of debt	17,101	—	19,859
Equity-based compensation	6,006	1,638	2,623
Non-cash termination fee to affiliate (issuance of ordinary shares)	150,000	—	—
Depreciation and amortization	218,064	169,877	193,236
Asset impairment	962	2,121	137,219
Deferred income taxes	(1,878)	(63,626)	2,161
Change in fair value of non-hedge derivatives	—	—	(1,567)
Change in fair value of guarantees	2,086	(1,807)	—
Amortization of lease intangibles and incentives	43,967	43,764	37,135
Amortization of deferred financing costs	11,458	8,860	19,018
Bad debt expense	2,784	6,583	47,975
Other	(273)	(6,646)	(1,010)
Change in:
Accounts receivable	(41,196)	(40,357)	(65,969)
Inventory	(206,880)	(31,884)	(23,267)
Other assets	(14,372)	(5,627)	(23,037)
Accounts payable and accrued liabilities	15,886	1,254	(19,599)
Management fees payable to affiliate	(5,507)	1,683	804
Other liabilities	(2,354)	(997)	2,340
Net cash (used in) provided by operating activities	(187,956)	128,982	(20,657)

Cash flows from investing activities:
Investment in unconsolidated entities	—	(19,500)	(7,344)
Principal collections on finance leases	2,157	3,638	2,227
Principal collections on notes receivable	4,930	4,875	—
Acquisition of business, net of cash acquired	(147,624)	(29,632)	(3,819)
Acquisition of leasing equipment	(1,147,341)	(749,780)	(638,329)
Investments in financing receivables	(66,858)	—	—
Acquisition of property, plant and equipment	(9,220)	(6,148)	(144,196)
Acquisition of lease intangibles	3,168	(20,964)	(31,127)
Investment in promissory notes	—	(11,500)	—
Deposits for acquisitions of leasing equipment	(158,297)	(23,937)	(6,671)
Proceeds from sale of assets	969,280	477,886	408,937
Proceeds from sale of property, plant and equipment	—	—	5,289
Proceeds from deposits on sale of leasing equipment	79,777	1,413	3,780
Return of deposits for acquisition of leasing equipment	530	300	—
Net cash used in investing activities	$(469,498)	$(373,349)	$(411,253)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from debt	$2,581,819	$951,665	$813,980
Repayment of debt	(1,672,304)	(605,000)	(1,144,529)
Payment of deferred financing costs	(17,356)	(12,180)	(18,607)
Receipt of security deposits under operating lease agreements	8,104	9,927	3,882
Return of security deposits under operating lease agreements	(421)	(2,385)	(2,141)
Receipt of maintenance deposits under operating lease agreements	49,333	30,354	47,846
Release of maintenance deposits under operating lease agreements	(7,134)	(275)	(1,471)
Proceeds from issuance of ordinary shares, net of underwriter's discount	—	5	—
Redemption of preferred shares	(105,353)	—	—
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	61,729	—
Capital contributions from non-controlling interests	—	10	1,187
Dividend from spin-off of FTAI Infrastructure, net of cash transferred	—	—	500,562
Settlement of equity-based compensation	—	—	(148)
Purchase of non-controlling interest shares	(534)	—	—
Cash dividends - ordinary shares	(121,577)	(119,847)	(128,483)
Cash dividends - preferred shares	(32,763)	(31,795)	(27,164)
Net cash provided by financing activities	681,814	282,208	44,914

Net increase (decrease) in cash and cash equivalents and restricted cash	24,360	37,841	(386,996)
Cash and cash equivalents and restricted cash, beginning of period	90,906	53,065	440,061
Cash and cash equivalents and restricted cash, end of period	$115,266	$90,906	$53,065

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$222,122	$150,622	$185,144
Cash paid for taxes	5,655	1,393	3,279

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$88,271	46,654	16,463
Acquisition of leasing equipment in accrued liabilities	(22,119)	(8,962)	(15,570)
Receipt of leasing equipment in settlement of accounts receivable	—	(14,250)	—
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	(19,608)	(6,371)	(13,658)
Decrease in leasing equipment for engines provided to aircraft lessees in lieu of cash reimbursements of maintenance deposits	—	10,970	6,108
Accounts receivable settled with security deposits	(4,808)	(6,050)	(13,461)
Accounts receivable settled with maintenance deposits	(45,719)	(1,856)	(9,358)
Non-cash change in equity method investment	—	—	(182,963)
Conversion of interests in unconsolidated entities	—	—	(21,302)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Aviation Ltd. (“we”, “us”, “our” or the “Company”) is a Cayman Islands exempted company which through its subsidiaries owns, leases, and sells aviation equipment and also develops and manufactures, through a joint venture, and repairs and sells, through our maintenance facilities and exclusivity arrangements, aftermarket components for aircraft engines. We have two reportable segments, (i) Aviation Leasing and (ii) Aerospace Products (see Note 14).
Prior to May 28, 2024, FTAI Aviation Ltd. operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), and Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”), each an affiliate of Fortress Investment Group LLC (“Fortress”). For their services, the Former Manager was entitled to management fees and the Master GP was entitled to certain incentive allocations, both defined in, and in accordance with the terms of, the Management Agreement. On May 28, 2024, the Company entered into an Internalization Agreement with the Former Manager and the Master GP (the “Internalization Agreement”), pursuant to which the Management Agreement was terminated effective May 28, 2024 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions (such transactions, the “Internalization”). As a result of the Internalization, the Company ceased to be externally managed and operates as an internally managed company. In connection with the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) $150.0 million (the “Cash Consideration”), the compensation accrued and payable, but not yet paid, under the Management Agreement, and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) 1,866,949 ordinary shares of the Company (the “Share Consideration”); and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. In addition, the Former Manager repaid to the Company certain annual bonus payments due to certain employees of the Former Manager or its affiliates who provide services to the Company with respect to the 2024 calendar year on a pro rata basis. The Company financed the cash payments through one or more debt financings, along with cash on hand.
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
Principles of Consolidation—We consolidate all entities in which we have a controlling financial interest and control over significant operating decisions. The ownership interest of other investors in the Company’s consolidated subsidiaries is recorded as non-controlling interest.
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
Restructuring Charges—The termination of the Management Agreement was a material change in the management structure of the business and is accounted for under ASC 420, Exit or Disposal Cost Obligations. The termination fee payment to the Former Manager under the Internalization Agreement is recorded within Internalization Fee to Affiliate. See Note 17 for additional discussion of the restructuring charges related to the Internalization.
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
Inventory, net—We hold aircraft engines, engine modules, spare parts and used material inventory for sale. Additionally, at time inventory is transferred to leasing equipment in connection with a rebuilt engine or engine repair. Inventory is carried at the lower of cost or net realizable value on our consolidated balance sheets.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over its estimated useful lives, to estimated residual values which are summarized as follows:

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
Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Project costs of major additions and betterments, including capitalizable engineering costs and other costs directly related to the development or construction of a project, are capitalized and depreciation commences once it is placed into service for leasing equipment and once it is ready for service for property, plant and equipment. Interest costs directly related to and incurred during the construction period of property, plant and equipment are capitalized.
We review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment, or the assigned residual values is warranted.
For planned major maintenance or component overhaul activities for aviation equipment off lease, the cost of such major maintenance or component overhaul event is capitalized and depreciated on a straight-line basis over the period until the next maintenance or component overhaul event is required. Major maintenance and overhauls of the Company’s maintenance repair facilities and related equipment that extend the life of the asset are capitalized and depreciated over the expected period until the next anticipated major maintenance or overhaul.
Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses, if any, are recorded.
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
Capitalized Interest—The interest cost associated with major development and construction projects are capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $0.2 million, $0.7 million and $2.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense was $9.8 million, $7.7 million and $7.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Operating expenses.
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; significant traffic decline; a significant change in market conditions; the introduction of newer technology and the length of time an asset is off lease related to leasing equipment, engines or for manufacturing equipment; a significant decrease in market value; adverse changes in use or condition; legal or regulatory changes; or cash flow reductions.
If a quantitative recoverability assessment is determined to be needed, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows of the asset or asset group. For long lived assets, the undiscounted cash flows consist of cash flows from currently contracted leases and contracts, future projected leases, transition costs, estimated down time and estimated residual or scrap values for leasing equipment or operating cash flows for manufacturing equipment, and maintenance and operating costs. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
Management develops the assumptions used in the recoverability analysis based on its knowledge of active contracts, current and future expectations of the global demand for a particular asset and historical experience in the leasing markets, information received from third party industry sources, usage assumptions, asset lifespan for leasing equipment, and expected operating income and costs associated with operating and maintaining the manufacturing asset. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, demand for a particular asset type and other factors, expected income and operating costs, maintenance and repairs, capital expenditures, and duration of the cash flows.
Recoverability of Goodwill—Goodwill is not amortized but rather is tested at least annually during the fourth quarter for impairment, or more often if events or circumstances indicate the carrying value of an asset may not be recoverable.
We assess the recoverability of goodwill using a qualitative evaluation or a quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The determination of fair value requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. The Company conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations.
We performed a qualitative assessment for our goodwill impairment test for the year ended December 31, 2024. No impairment was recorded as a result of these tests for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Intangibles and amortization—Intangibles include the value of acquired favorable and unfavorable leases and are included in Intangible assets, net.
In accounting for acquired leasing equipment, we make estimates about the fair value of the acquired leases. In determining the fair value of these leases, we make assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of approximately 45 months as of December 31, 2024, and are recorded as a component of revenues.
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $55.5 million and $33.2 million as of December 31, 2024 and 2023, respectively, are included in Long-term debt, net.
We also have unamortized deferred revolver fees related to our revolving debt of $8.2 million and $5.1 million as of December 31, 2024 and 2023, respectively, which are included in Other non-current assets.
Amortization expense was $11.5 million, $8.9 million and $17.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Interest expense.
Discontinued Operations—A disposal of an entity or component of an entity is reported in discontinued operations if the disposal represents a strategic shift that has or will have a material impact on our operations and financial results. See Note 3 for additional information related to our discontinued operations.
Revenues—Revenues are within the scope of ASC 842, Leases, and ASC 606, Revenue from contracts with customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.
During the third quarter of 2022, we updated our corporate strategy based on the opportunities available in the market such that the sale of aircraft and engines is now an output of our recurring, ordinary activities. As a result of this update, the transaction price allocated to the sale of assets is included in Asset sales revenue beginning in the third quarter of 2022 and are accounted for in accordance with ASC 606. The corresponding net book values of the assets sold are recorded in Cost of sales beginning in the third quarter of 2022. Sales transactions of aircraft and engines prior to the third quarter of 2022 were accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of nonfinancial assets and were included in Gain on sale of assets, net, as we were previously only occasionally selling these assets. Generally, assets sold were under leasing arrangements prior to sales and are included in Leasing equipment, net.
Operating Leases—We lease equipment pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the lessee is placed on non-accrual status and revenue is recognized when cash payments are received.
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
Maintenance payments received for which we expect to repay to the lessee are presented as current and non-current Maintenance deposits in our Consolidated Balance Sheets. All excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenue on our Consolidated Statements of Operations. Estimates in recognizing revenue include mean time between removal, projected costs for engine maintenance and forecasted utilization of aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Finance Leases—From time to time we enter into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value that equals or exceeds substantially all of the fair value of the leased equipment at the date of lease inception. Net investment in finance leases represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the lessee is placed on non-accrual status and revenue is recognized when cash payments are received.
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized gross when a performance obligation is satisfied by transferring control over an asset to a customer along with corresponding costs of sales.
Aerospace products revenue—Aerospace products revenue primarily consists of the transaction price related to the sale of CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized gross when a performance obligation is satisfied by transferring control over the related asset to a customer along with corresponding costs of sales. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets are included in Other non-current assets and lease liabilities are included in Other current and non-current liabilities. Finance lease ROU assets are recognized in Other non-current assets and lease liabilities are recognized in Other current and non-current liabilities.
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
Operating lease expenses are recognized on a straight-line basis over the lease term. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability and is recorded in Operating expenses. Variable lease payments, which are primarily based on usage, are recognized when the associated activity occurs.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers and lessees. We attempt to limit our credit risk by performing ongoing credit evaluations. No single customer or lessee accounted for greater than 10% of total revenue during the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024 and 2023 no single customer or lessee accounted for greater than 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our leasing receivables on a lessee-by-lessee basis. Bad debt expense is included in Operating expenses. Receivables are written off after all reasonable means to collect the full amount have been exhausted. The activity in the allowance for doubtful accounts is as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	December 31,
	2024	2023	2022
Allowance at beginning of period	$72,163	$65,580	$17,703
Bad debt expense	2,784	6,583	47,877
Allowance at end of period	$74,947	$72,163	$65,580
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines and our allowance for doubtful accounts at December 31, 2024 includes all accounts receivable exposure to Russian and Ukrainian lessees.
Comprehensive Income (Loss)—Our comprehensive income (loss) represents net income (loss) adjusted for comprehensive loss related to cash flow hedges of our equity method investees of discontinued operations.
Other Current Assets—Other current assets are summarized as follows:

	December 31,
	2024	2023
Notes receivable	$165,338	$102,304
Prepaid expenses including prepayments for maintenance that has not yet been incurred	87,323	7,617
Purchase deposits	83,229	23,937
Financing receivable resulting from failed sale-leaseback transactions	32,486	—
Maintenance right assets	—	6,716
Other	40,547	8,311
Other current assets	$408,923	$148,885
Other Non-Current Assets—Other non-current assets are summarized as follows:

	December 31,
	2024	2023
Lease incentives	$56,812	$43,453
Deferred tax assets	42,893	72,185
Financing receivable resulting from failed sale-leaseback transactions	28,412	—
Maintenance right assets	25,907	9,628
Other	54,406	12,455
Other non-current assets	$208,430	$137,721
Dividends—Dividends are recorded if and when declared by the Board of Directors. The Board of Directors declared cash dividends of $1.20, $1.20 and $1.26 per ordinary share during each of the years ended December 31, 2024, 2023 and 2022, respectively.
Additionally, the Board of Directors declared cash dividends on the Series A Preferred Shares of $1.55, $2.06 and $2.06 per share for the years ended December 31, 2024, 2023, and 2022, respectively, the Series B Preferred Shares of $2.00, $2.00 and $2.00 per share for the years ended December 31, 2024, 2023 and 2022, respectively, the Series C Preferred Shares of $2.06, $2.06, $2.06 per share for the year ended December 31, 2024, 2022 and 2021, respectively, and the Series D Preferred Shares of $2.38 and $1.78 per share for the year ended December 31, 2024 and 2023.
Cash Flow Presentation—Included in net cash (used in) provided by operating activities are inflows from the sale of engine modules and parts that were on engines originally purchased and reported as Leasing equipment. The purchase of the original engine was reported as an outflow in net cash used in investing activities at the time of purchase through the Acquisition of leasing equipment line item. As part of the Aerospace products business, the Company breaks down generally unserviceable engines with the intent to manufacture modules and parts for creation and sale of new assets. To manufacture the modules and parts and bring them into a salable condition, the Company spends significant costs, often over multiple reporting periods, for new inventory and capitalizable labor (e.g., engineering) that are included in net cash (used in) provided by operating activities as components of the changes in the related working capital accounts.
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
With respect to purchases of aircraft and engines, when the expected predominant source of cash inflows from the acquired leasing equipment at the time of acquisition is from leasing activities, the related cash outflow is reported as outflows in net cash used in investing activities. When the expected predominant source of cash inflows is from sales transactions, the related cash outflow is reported as outflows in net cash (used in) provided by operating activities.
The cash and noncash related activities described above during the years ended December 31, 2024, 2023 and 2022 are detailed below:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Cost of modules and parts sold sourced from engines originally within leasing equipment	$38,300	$41,167	$36,946
Transfers of engines from leasing equipment to inventory for manufacturing and sale	239,462	178,740	127,349
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(223,129)	(78,788)	(89,041)
Total outflows related to manufacturing modules and parts - included in net cash (used in) provided by operating activities	(345,821)	(138,045)	(101,249)
Cash received for assets sold sourced from leasing equipment - inflow included in cash (used in) provided by operating activities	76,157	94,222	43,859
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in cash used in investing activities	436,217	79,474	118,735
Cash paid for engine and aircraft inventory - outflow included in cash provided by (used in) operating activities	(8,280)	—	—
Recent Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This standard is effective retrospectively for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance in the fourth quarter of 2024, and it did not have a material impact on our consolidated financial statements and related disclosures.
Unadopted Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures by expanding the disclosures of an entity’s income tax rate reconciliation and disaggregation of income taxes paid and income tax expense. Under the new guidance, public business entities must annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate. This standard is effective prospectively for all public entities for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued Clarifying the Effective Date (“ASU 2025-01”) to add some clarity around the effective date of the guidance. This ASU requires disaggregated information for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, to be presented in certain expense captions on the face of the income statement. This standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
December 15, 2027, with early adoption and either prospective or retrospective application permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

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
In connection with the spin-off, the Company and the Former Manager assigned the Company’s then-existing management agreement to FTAI Infrastructure, and FTAI Infrastructure and the Former Manager executed an amended and restated agreement.
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
Customer relationship intangible assets were amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization was recorded as a component of Depreciation and amortization.
Financial Information of Discontinued Operations
The following table presents the significant components of net loss from discontinued operations:

Year Ended December 31, 2022
Revenues
Total revenues	$140,009
Expenses
Cost of sales	12,732
Operating expense	92,478
General and administrative expenses	2,694
Acquisition and transaction expenses	13,971
Management fees and incentive allocation to affiliate	8,134
Depreciation and amortization	40,319
Interest expense	15,105
Total expenses	185,433
Equity in losses of unconsolidated entities	(46,600)
Gain on sale of assets, net	258
Other (expense) income	(1,423)
Total other expense	(47,765)
Loss before income taxes	(93,189)
Provision for (benefit from) income taxes	8,227
Net loss from discontinued operations, net of income taxes	(101,416)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(18,817)
Net loss attributable to shareholders	$(82,599)
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for the year ended December 31, 2022. The following table summarizes depreciation and amortization, capital expenditures, and other significant operating and investing noncash items of discontinued operations for each period presented:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

Year Ended December 31, 2022
Operating activities:
Equity in losses of unconsolidated entities	$46,601
Depreciation and amortization	40,319
Equity-based compensation	2,623
Investing activities:
Acquisition of property, plant and equipment	$(129,920)
Acquisition of business, net of cash acquired	(3,819)
Investment in unconsolidated entities	(7,954)
Proceeds from sale of property, plant and equipment	5,289
Non-cash change in equity method investment	(182,963)
Conversion of interests in unconsolidated entities	(21,302)
The Company accounted for Long Ridge Terminal LLC, included in discontinued operations for the year ended December 31, 2022 included above, using the equity method of accounting. Summarized financial data for Long Ridge Terminal LLC are shown in the following table.

Income Statement	2022
Total revenues	$15,199

Expenses
Operating expenses	36,693
Depreciation and amortization	29,381
Interest expense	30,622
Total expenses	96,696
Total other expense	(234)
Net loss	$(81,731)

4. ACQUISITION OF LOCKHEED MARTIN COMMERCIAL ENGINE SOLUTIONS
On September 9, 2024, the Company, through its subsidiary FTAIC Aviation Inc. (“FTAIC”) created on April 25, 2024, acquired certain assets and assumed certain liabilities of Lockheed Martin Commercial Engine Solutions (“LMCES”) from Lockheed Martin Canada for total consideration of $170.0 million. LMCES is a 526,000-square-foot aircraft engine maintenance repair facility located in Montréal, Quebec. We acquired LMCES to further enhance our Maintenance, Repair, and Exchange business and establish permanent engine and module manufacturing capabilities in Canada. The facility operates within our Aerospace Products segment, providing extensive engine and piece-part repair capabilities for the CFM56 engines. See Note 14 for additional information. The results of operations of LMCES have been included in the Company’s results since the effective date of the acquisition. In connection with the acquisition, we recorded $6.9 million of acquisition and transaction expense during the year ended December 31, 2024.
The acquisition of LMCES was accounted for as a business combination and, as such, the following fair values were assigned to assets acquired and liabilities assumed based on the Company’s estimates and assumptions and are preliminary. The significant assumptions used to estimate the fair values of the property, plant, and equipment and inventory included replacement cost estimates and market data for similar assets where available. The consideration paid and final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. The final acquisition accounting adjustments may be materially different and may include (i) changes in fair values of property, plant and equipment and associated salvage values; (ii) changes in fair values of inventory; (iii) changes in goodwill; (iv) changes due to net working capital adjustments; and (v) changes to other assets and other liabilities.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Subsequent to the acquisition, in the quarter ended December 31, 2024, measurement period adjustments as of the acquisition date were made to decrease accounts receivable by $1.5 million, decrease inventory by $21.5 million, increase other current assets by $4.1 million, increase property, plant and equipment by $1.0 million, increase other non-current assets by $0.1 million, decrease accounts payable by $0.4 million, decrease accrued liabilities by $0.1 million, decrease other current liabilities by $5.0 million, increase other non-current liabilities by $1.5 million an increase in total consideration transferred of $15.8 million. These adjustments resulted in an increase to goodwill of $29.6 million.

The following table summarizes the preliminary allocation of the net assets acquired:

September 9, 2024
Fair value of assets acquired:
Current Assets
Accounts receivable	$10,758
Inventory	25,947
Other current assets	6,795
Total current assets	43,500
Property, plant, and equipment	72,414
Leasing equipment	5,675
Other non-current assets	10,270
Total assets	131,859
Fair value of liabilities assumed:
Current Liabilities
Accounts payable	7,669
Accrued liabilities	1,692
Other current liabilities	5,130
Total current liabilities	14,491
Other non-current liabilities	14,347
Total liabilities	28,838
Goodwill (1)	56,476
Net assets acquired (2)	$159,497
________________________________________________________
(1) Goodwill is primarily attributable to the assembled workforce of FTAIC and the synergies expected to be achieved. This goodwill is assigned to the Aerospace Products segment and is deductible for income tax purposes.
(2) Total consideration is calculated as cash paid, adjusted for the settlement of pre-existing relationships. Cash consideration is also preliminary, as it is subject to net working capital adjustments.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents preliminary fair values of the components of property, plant and equipment acquired and their estimated useful lives:

	Estimated useful life in years	Estimated Fair value
Buildings and improvements	25	$40,953
Machinery and equipment	2 - 21	30,660
Other	N/A	801
Total		$72,414
The unaudited financial information in the table below summarizes the combined results of operations of FTAI and LMCES on a pro forma basis. These pro forma results were based on estimates and assumptions which we believe are reasonable. The pro forma adjustments are primarily comprised of the following:
•The allocation of the purchase price and related adjustments, including adjustments to depreciation and amortization expense related to the fair value of property, plant and equipment;
•Associated tax-related impacts of adjustments.
The following unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2023.

	Year ended December 31,
	2024	2023
Total revenue	$1,782,339	$1,257,302
Net (loss) income attributable to shareholders	$(35,850)	$211,582

5. ACQUISITION OF QUICKTURN
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
The acquisition of QuickTurn was accounted for as a business combination and, as such, the following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions. The significant assumptions used to estimate the fair value of the property, plant, and equipment included replacement cost estimates and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included the discount rate and future revenues and operating expenses.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the allocation of the net assets acquired:

December 1, 2023
Fair value of assets acquired:
Current Assets
Cash and cash equivalents	$518
Restricted cash	150
Accounts receivable	5,133
Inventory	9,332
Other current assets	2,889
Total current assets	18,022
Property, plant, and equipment	30,559
Intangible assets	2,377
Other non-current assets	1,412
Total assets	52,370
Fair value of liabilities assumed:
Current Liabilities
Accounts payable	3,424
Accrued liabilities	571
Other current liabilities	1,475
Total current liabilities	5,470
Other non-current liabilities	934
Total liabilities	6,404
Goodwill (1)	4,630
Net assets acquired	$50,596
________________________________________________________
(1) Goodwill is primarily attributable to the assembled workforce of QuickTurn and the synergies expected to be achieved. This goodwill is assigned to the Aerospace Products segment and is deductible for income tax purposes.

6. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2024	2023
Leasing equipment	$2,963,452	$2,574,394
Less: Accumulated depreciation	(589,722)	(541,981)
Leasing equipment, net	$2,373,730	$2,032,413
Due to specific transactions, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $1.0 million and $2.1 million, net of redelivery compensation, for the years ended December 31, 2024 and 2023, respectively. We recognized an impairment charge totaling $120.0 million, net of maintenance deposits, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia during the year ended December 31, 2022.
In the fourth quarter of 2024, the Company completed the sale of the two vessels included within Corporate and Other. We sold the two offshore vessels for total proceeds of $142.6 million and the book value was $123.9 million. This transaction resulted in a gain of $18.7 million and is reflected in the Gain on sale of assets, net, for the year ended December 31, 2024.
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Depreciation expense for leasing equipment	$211,047	$168,901	$152,378

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
7. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2024	December 31, 2023
Advanced Engine Repair JV	Equity method	25%	$19,048	$21,040
Falcon MSN 177 LLC	Equity method	50%	—	1,682
			$19,048	$22,722
We did not recognize any other-than-temporary impairments for the year ended December 31, 2024.
The following table presents our proportionate share of equity in (losses) income:

	Year Ended December 31,
	2024	2023	2022
Advanced Engine Repair JV	$(1,993)	$833	$(1,110)
Falcon MSN 177 LLC	(207)	(148)	741
Quick Turn Engine Center LLC	—	(2,291)	—
Total	$(2,200)	$(1,606)	$(369)
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
Falcon MSN 177 LLC
Since November 2021, we owned a 50% interest in Falcon MSN 177 LLC (“Falcon”), an entity that consists of one Dassault Falcon 2000 aircraft. Falcon leases the aircraft to charter operators on aircraft, crew maintenance, and insurance contracts. We accounted for our investment in Falcon as an equity method investment as we have significant influence through our interest.
On May 3, 2024, we purchased the remaining interest from S7 Aerospace for total cash consideration of $0.8 million and it is now a consolidated subsidiary.
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
On December 1, 2023, we purchased the remaining interest in QuickTurn.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
8. INTANGIBLE ASSETS AND LIABILITIES, NET
Our intangible assets and liabilities, net are summarized as follows:

	December 31, 2024	December 31, 2023
Intangible assets
Acquired favorable lease intangibles	$70,375	$68,041
Less: Accumulated amortization	(29,664)	(19,347)
Acquired favorable lease intangibles, net	40,711	48,694
Acquired customer relationships	1,907	1,907
Less: Accumulated amortization	(413)	(11)
Acquired customer relationships, net	1,494	1,896
Total intangible assets, net	$42,205	$50,590

Intangible liabilities
Acquired unfavorable lease intangibles	$13,767	$3,151
Less: Accumulated amortization	(1,259)	(1,389)
Acquired unfavorable lease intangibles, net	$12,508	$1,762
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2024	2023	2022
Lease intangibles	Lease income	$15,597	$15,126	$13,913
Customer relationships	Depreciation and amortization	403	11	—
Total		$16,000	$15,137	$13,913

As of December 31, 2024, estimated net annual amortization of intangibles is as follows:

2025	$12,278
2026	8,643
2027	3,599
2028	3,947
2029	899
Thereafter	331
Total	$29,697

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
9. DEBT, NET
Our debt, net is summarized as follows:

	December 31, 2024			December 31, 2023
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	—
Total loans payable	—			—
Bonds payable
Senior Notes due 2025 (2)	—	6.50%	10/1/25	652,043
Senior Notes due 2027	—	9.75%	8/1/27	400,000
Senior Notes due 2028 (3)	1,001,382	5.50%	5/1/28	1,001,746
Senior Notes due 2030 (4)	497,071	7.88%	12/1/30	496,704
Senior Notes due 2031	700,000	7.00%	5/1/31	—
Senior Notes due 2032	800,000	7.00%	6/15/32	—
Senior Notes due 2033 (5)	497,551	5.88%	4/15/33	—
Total bonds payable	3,496,004			2,550,493
Debt	3,496,004			2,550,493
Less: Debt issuance costs	(55,526)			(33,150)
Total debt, net	$3,440,478			$2,517,343

Total debt due within one year	$—			$—
______________________________________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $866 at December 31, 2023 and an unamortized premium of $2,908 at December 31, 2023.
(3) Includes an unamortized premium of $1,382 and $1,746 at December 31, 2024 and 2023, respectively.
(4) Includes unamortized discount of $2,929 and $3,296 at December 31, 2024 and 2023, respectively.
(5) Includes an unamortized discount of $2,449 at December 31, 2024.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Senior Notes due 2033—On October 9, 2024, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2033 (the “Senior Notes due 2033”). The Senior Notes due 2033 bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025. Using a portion of the net proceeds, the Company redeemed the remaining $130.5 million aggregate principal amount of Senior Notes due 2027, plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $3.2 million. The Company used the remaining net proceeds to pay down in full the Company’s Revolving Credit Facility, with any excess proceeds intended for general corporate purposes, including funding acquisitions and investments.
We were in compliance with all debt covenants as of December 31, 2024.
As of December 31, 2024, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
Revolving Credit Facility	—	—	—	—	—	—	—
Senior Notes due 2025	—	—	—	—	—	—	—
Senior Notes due 2027	—	—	—	—	—	—	—
Senior Notes due 2028	—	—	—	1,000,000	—	—	1,000,000
Senior Notes due 2030	—	—	—	—	—	500,000	500,000
Senior Notes due 2031	—	—	—	—	—	700,000	700,000
Senior Notes due 2032	—	—	—	—	—	800,000	800,000
Senior Notes due 2033	—	—	—	—	—	500,000	500,000
Total principal payments on loans and bonds payable	$—	$—	$—	$1,000,000	$—	$2,500,000	$3,500,000

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
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, security deposits, maintenance deposits and management fees payable, whose fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles, which are classified on the balance sheet.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The fair values of our bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

December 31, 2024
Senior Notes due 2025	—
Senior Notes due 2027	—
Senior Notes due 2028	980,140
Senior Notes due 2030	526,380
Senior Notes due 2031	713,923
Senior Notes due 2032	816,904
Senior Notes due 2033	483,100
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $8.9 million and $6.8 million as of December 31, 2024 and December 31, 2023, respectively, and are reflected as a component of Other non-current liabilities. The fair values of the guarantees, which were first recorded in 2022, are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the year ended December 31, 2024, the Company recorded a $2.1 million increase related to the change in fair value, which is recorded in Asset sales revenue. During the year ended December 31, 2023, the Company recorded a $4.8 million increase in guarantees related to the sale of seven aircraft and a $1.8 million decrease related to the change in fair value, which is recorded in Asset sales revenue. During the year ended December 31, 2022, the Company recorded $3.8 million in guarantees related to the sale of four aircraft, which is recorded in Asset sale revenue. During the years ended December 31, 2024, 2023 and 2022, there were no significant transfers into or out of Level 3.
Given variability in the condition of the engines at the end of the lease terms, which range from 3 to 8 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at December 31, 2024 was $37.2 million, which is not reasonably expected.
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

11. EQUITY-BASED COMPENSATION
We have a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors.
As of December 31, 2024, the Incentive Plan provides for the issuance of up to 28.3 million shares. Equity-based compensation expense is reported within Operating expenses in the Consolidated Statements of Operations.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Stock Options
In connection with our equity offerings (see Note 15 for details), we granted options to the Former Manager related to ordinary shares. The fair value of these options were recorded as an increase in equity with an offsetting reduction of capital proceeds received.
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
The following table presents information related to the options granted related to our shares:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

		Year Ended December 31,
		2024			2023			2022
Number of options		60,000			248,947			—
Fair value ($ millions)		$2.1			$2.1			$—
Ranges
Expected volatility	The expected share volatility is based on an assessment of the volatility of our publicly traded ordinary shares	43.00%	-	43.00%	37.88%	-	37.88%	—%	-	—%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	4.52%	-	4.52%	3.47%	-	3.47%	—%	-	—%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	1.50%	-	1.50%	6.26%	-	6.26%	—%	-	—%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	6.8 years			10 years			0 years
Restricted Shares
During the year ended December 31, 2024 we issued the following restricted shares of the Company to select employees and officers of FTAI Aviation LLC:
In May 2024, we issued restricted shares to (i) select officers with a grant date fair value of $5.5 million, vesting over 3.0 years and (ii) select employees with a grant date fair value of $5.7 million, vesting over 4.0 years.
In September 2024, we issued restricted shares to select employees with a grant date fair value of $0.8 million, vesting over 3.0 years.
All awards are subject to continued employment, with compensation expense recognized ratably over the vesting periods. The fair value was based on the closing price of FTAI Aviation Ltd.’s ordinary shares on the respective grant dates. The unrecognized compensation expense of restricted shares is expected to be recognized over a weighted-average period of 2.6 years.
Performance Shares
In November 2024, we granted up to 1,000,000 shares of performance shares to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of market conditions at the end of the stated performance period. The awards which are to be earned is based on the “Performance Level” of the Company’s Compound Annualized Total Shareholder Return (“CAGR”) for the Performance Period. The Performance Period is measured from November 5, 2024 through November 5, 2027. The number of shares earned could range from 0% to a maximum of 100%. The Earned Units from the Performance-based Awards become exercisable in three equal installments over a two-year period beginning with the completion of the Performance Period. The three equal installments of Earned Units vest on (i) November 5, 2027, (ii) November 5, 2028, and (iii) November 5, 2029. Compensation expense for the units is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition.
The grant date fair value was $48.1 million and was determined using the Monte Carlo simulation, assuming a Geometric Brownian Motion (GBM) to model various simulation paths, which relies on highly subjective assumptions, including simulated share prices and simulated vesting percentages to simulate payoff paths. Key assumptions in this method include the historical and implied equity volatility, an implied volatility weight, and the risk-free rate of returns. The valuation model assumes dividends are immediately reinvested.

As of December 31, 2024, there was $46.2 million in unrecognized compensation cost related to unvested performance shares. This cost is expected to be recognized over a weighted-average period of 3.8 years.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The Consolidated Statements of Operations includes the following expense related to our equity-based compensation arrangements which are recorded in Operating expenses:

	December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met
	2024	2023	2022
Stock options	$296	$—	$—	$1,778
Performance shares	1,954	—	—	46,156
Restricted shares	3,756	1,638	—	14,766
Total	$6,006	$1,638	$—	$62,700
The tables below provide details on our stock options, performance shares, and restricted shares:

	Stock Options		Performance Shares		Restricted Shares
	Options	Weighted Average Exercise/Issuance Price	Shares	Weighted Average Grant date fair value	Shares	Weighted Average Issuance Price
Outstanding as of December 31, 2023	616,177	$23.78	—	—	365,000	24.03
Granted	60,000	79.13	1,000,000	48.11	141,138	84.94
Less: exercised / vested	563,834	23.20	—		—	—
Less: forfeited and canceled	—	—	—		25,000	24.03
Outstanding as of December 31, 2024	112,343		1,000,000		481,138

	Stock Options	Performance Shares	Restricted Shares
As of December 31, 2024:
Weighted average exercise / issuance price (per share)	$52.70	48.11	$41.90
Aggregate intrinsic value (in thousands)	$10,262	N/A	$20,159
Weighted average remaining contractual term (in years)	4.8	3.8	2.6

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
12. INCOME TAXES
The domestic and foreign components of the Company’s pre-tax income (loss) are as follows:

	Year Ended December 31,
	2024	2023	2022
Pre-tax book income (loss)
Domestic	$(259)	$(282)	$(247)
Foreign	14,428	184,299	(105,064)
Total	$14,169	$184,017	$(105,311)

The current and deferred components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Cayman Islands	$—	$—	$—
Bermuda	—	—	—
United States:
Federal	847	935	522
State and local	1,158	1,176	1,687
Other Non-U.S.	1,604	1,715	443
Total current provision	3,609	3,826	2,652
Deferred:
Cayman Islands	—	—	—
Bermuda	2,320	(72,185)	—
United States:
Federal	6,020	3,943	1,305
State and local	(616)	(2)	242
Other Non-U.S.	(5,846)	4,618	1,101
Total deferred (benefit) provision	1,878	(63,626)	2,648
Provision for (benefit from) income taxes:
Continuing operations	5,487	(59,800)	5,300
Discontinued operations	—	—	8,227
Total	$5,487	$(59,800)	$13,527
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
Historically, the Company’s Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the exemption of certain of the Company’s Bermuda subsidiaries from Bermuda corporate income taxes will cease in 2025. The Company recorded the impact of this enactment in their provision for the year ended December 31, 2023.
The difference between our reported income tax rate and the Cayman Islands statutory rate of 0% is as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Income subject to tax in the United States	53.0%	3.3%	(6.9)%
Foreign taxes	80.1%	(30.9)%	13.5%
Change in valuation allowance	(94.4)%	(4.9)%	(11.6)%
Income tax rate	38.7%	(32.5)%	(5.0)%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$34,097	$38,911
Interest expense	2,187	1,861
Investment in partnerships	—	963
Inventory	2,704	16,985
Customer relationship intangibles	28,500	28,500
Other	4,250	—
Total deferred tax assets	71,738	87,220
Less valuation allowance	(5,228)	(18,599)
Net deferred tax assets	66,510	68,621
Deferred tax liabilities:
Fixed assets and goodwill	(32,545)	(8,186)
Other	(2,377)	(63)
Net deferred tax asset	$31,588	$60,372
Deferred tax assets and liabilities are reported net in Other non-current assets or Other non-current liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2024, 2023 and 2022 of $5.2 million, $18.6 million and $27.6 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2024	2023	2022
Valuation allowance at beginning of period	$18,599	$27,565	$9,142
Change due to current year losses	885	855	22,094
Change due to current year releases	(14,256)	(9,821)	(3,671)
Valuation allowance at end of period	$5,228	$18,599	$27,565

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2024, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of $6.0 million which can be carried forward indefinitely against future business income. As of December 31, 2024, we also had net operating loss carryforwards for Irish income tax purposes of $249.9 million, which can be carried forward indefinitely against future business income, $1.8 million of net operating loss carryforwards for Malaysian income tax purposes, which will begin to expire in the year 2030, $1.3 million of net operating loss carryforward for Singaporean income tax purpose, which can be carried forward indefinitely against the future business income and $2.5 million of net operating loss carryforward for Canadian income tax purpose, which will begin to expire in the year 2044. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in share ownership.
The Organization for Economic Cooperation and Development (“OECD”) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. While certain jurisdictions in which the Company operates have adopted the relevant legislation effective for tax years beginning on or after January 1, 2024, the Company was not subject to any changes in their income tax provision for the year ended December 31, 2024. For the period ended December 31, 2025, the Company expects to be subject to a minimum global effective tax rate in certain jurisdictions. The Company continues to monitor developments and evaluate the impacts of these new rules and will present any impacts in the December 31, 2025 financial statements.
As of December 31, 2024, the Company has not accrued taxes on $44.8 million of foreign earnings which are permanently reinvested outside the domicile. The Company expects that taxes associated with any future repatriation of these earnings to be $2.2 million.
As of and for the period ended December 31, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

13. AFFILIATE TRANSACTIONS
On May 28, 2024, the Company entered into definitive agreements with the Former Manager and Master GP to internalize the Company’s management function. As part of the termination of the Management Agreement, the Company (i) paid the Former Manager (for itself and on behalf of the Master GP, as applicable) the Cash Consideration, the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.
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
The Former Manager was entitled to a management fee and reimbursement of certain expenses. The management fee was determined by taking the average value of total equity (excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, which was payable monthly in arrears in cash.

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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation prior to the Internalization on May 28, 2024:

	Year Ended December 31,
	2024	2023	2022
Management fees	$993	$921	$73
Income incentive allocation	7,456	17,116	3,489
Total	$8,449	$18,037	$3,562
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
The following table summarizes our reimbursements to the Former Manager:

	Year Ended December 31,
	2024	2023	2022
Classification in the Consolidated Statements of Operations:
General and administrative	$6,788	$7,137	$6,891
Acquisition and transaction expenses	2,137	678	1,144
Total	$8,925	$7,815	$8,035

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

14. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to lessees. The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include V2500 engines within the Aerospace Products segment. Prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting. See Note 2 for additional information.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, internalization fee and management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective May 28, 2024. Additionally, Corporate and Other also includes results from an offshore energy business, which consists of vessels and equipment that support offshore oil and gas activities and production which are typically subject to operating leases. We sold the two offshore vessels in 2024.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. The CODM evaluates performance for each reportable segment based on net income (loss) attributable to shareholders and is used to monitor budget vs. actual results.
The CODM determined that segment asset information is not a key factor in measuring performance or allocating resources. Therefore, segment asset information is not included in the tables below as it is not provided to or reviewed by our CODM.
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
I. For the Year Ended December 31, 2024

	Year Ended December 31, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$234,411	$—	$20,927	$255,338
Maintenance revenue	200,809	—	—	200,809
Asset sales revenue	192,176	—	—	192,176
Aerospace products revenue	—	1,079,821	—	1,079,821
Other revenue	1,041	—	5,716	6,757
Total revenues	628,437	1,079,821	26,643	1,734,901

Expenses
Cost of sales	151,977	673,907	—	825,884
Operating expenses	35,495	23,818	56,548	115,861
General and administrative	—	—	14,263	14,263
Acquisition and transaction expenses	9,740	4,906	17,650	32,296
Management fees and incentive allocation to affiliate	—	—	8,449	8,449
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	201,497	6,630	9,937	218,064
Asset impairment	962	—	—	962
Gain on sale of assets, net	—	—	(18,705)	(18,705)
Total expenses	399,671	709,261	388,142	1,497,074

Other income (expense)
Equity in losses of unconsolidated entities	(207)	(1,993)	—	(2,200)
Interest expense	—	—	(221,721)	(221,721)
Loss on extinguishment of debt	—	—	(17,101)	(17,101)
Other income	14,669	—	2,695	17,364
Total other income (expense)	14,462	(1,993)	(236,127)	(223,658)
Income (loss) from continuing operations before income taxes	243,228	368,567	(597,626)	14,169
Provision for (benefit from) income taxes	32,979	22,221	(49,713)	5,487
Net income (loss) from continuing operations	210,249	346,346	(547,913)	8,682
Less: Dividends on preferred shares	—	—	32,763	32,763
Less: Loss on redemption of preferred shares	—	—	7,998	7,998
Net income (loss) attributable to shareholders from continuing operations	$210,249	$346,346	$(588,674)	$(32,079)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Year Ended December 31, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$4,643	$8,271	$—	$12,914
Asia	135,579	178,252	26,643	340,474
Europe	324,327	364,384	—	688,711
North America	108,426	504,936	—	613,362
South America	55,462	23,978	—	79,440
Total revenues (1)	$628,437	$1,079,821	$26,643	$1,734,901
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 31% and 16% of total revenues, respectively, based on the location of our lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of December 31, 2024:

December 31, 2024
2025	$238,141
2026	181,835
2027	141,750
2028	123,447
2029	79,469
Thereafter	94,634
Total	$859,276

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2023

	Year Ended December 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$179,704	$—	$28,232	207,936
Maintenance revenue	191,347	—	—	191,347
Asset sales revenue	303,141	—	—	303,141
Aerospace products revenue	—	454,970	—	454,970
Other revenue	7,419	—	6,083	13,502
Total revenues	681,611	454,970	34,315	1,170,896

Expenses
Cost of sales	221,852	280,280	—	502,132
Operating expenses	37,876	20,459	51,828	110,163
General and administrative	—	—	13,700	13,700
Acquisition and transaction expenses	7,150	1,722	6,322	15,194
Management fees and incentive allocation to affiliate	—	—	18,037	18,037
Depreciation and amortization	158,354	661	10,862	169,877
Asset impairment	2,121	—	—	2,121
Total expenses	427,353	303,122	100,749	831,224

Other income (expense)
Equity in losses of unconsolidated entities	(148)	(1,458)	—	(1,606)
Interest expense	—	—	(161,639)	(161,639)
Other income	1,300	5,347	943	7,590
Total other income (expense)	1,152	3,889	(160,696)	(155,655)
Income (loss) from continuing operations before income taxes	255,410	155,737	(227,130)	184,017
(Benefit from) provision for income taxes	(36,193)	(24,440)	833	(59,800)
Net income (loss) from continuing operations	291,603	180,177	(227,963)	243,817
Less: Dividends on preferred shares	—	—	31,795	31,795
Net income (loss) attributable to shareholders from continuing operations	$291,603	$180,177	$(259,758)	$212,022
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Year Ended December 31, 2023
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$822	$875	$—	$1,697
Asia	101,305	18,364	34,315	153,984
Europe	244,055	120,439	—	364,494
North America	285,421	301,633	—	587,054
South America	50,008	13,659	—	63,667
Total revenues (1)	$681,611	$454,970	$34,315	$1,170,896
______________________________________________________
(1) The United States, included in North America, represents 47% of total revenues based on the location of our lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
III. For the Year Ended December 31, 2022

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Lease income	$159,068	$—	$20,246	$179,314
Maintenance revenue	148,846	—	—	$148,846
Asset sales revenue	183,535	—	—	$183,535
Aerospace products revenue	—	178,515	—	$178,515
Other revenue	11,499	—	6,702	$18,201
Total revenues	502,948	178,515	26,948	708,411

Expenses
Cost of sales	138,904	109,481	—	248,385
Operating expenses	81,232	11,967	39,065	132,264
General and administrative	—	—	14,164	14,164
Acquisition and transaction expenses	1,923	243	11,041	13,207
Management fees and incentive allocation to affiliate	—	—	3,562	3,562
Depreciation and amortization	144,258	258	8,401	152,917
Asset impairment	137,219	—	—	137,219
Gain on sale of assets, net	(59,048)	(18,163)	—	(77,211)
Total expenses	444,488	103,786	76,233	624,507

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	740	(1,109)	—	(369)
Interest expense	—	—	(169,194)	(169,194)
Loss on extinguishment of debt	—	—	(19,859)	(19,859)
Other income (expense)	246	—	(39)	207
Total other income (expense)	986	(1,109)	(189,092)	(189,215)
Income (loss) from continuing operations before income taxes	59,446	73,620	(238,377)	(105,311)
Provision for (benefit from) income taxes	2,502	2,961	(163)	5,300
Net income (loss) from continuing operations	56,944	70,659	(238,214)	(110,611)
Less: Dividends on preferred shares	—	—	27,164	27,164
Net income (loss) attributable to shareholders from continuing operations	$56,944	$70,659	$(265,378)	$(137,775)
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31, 2022
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$250	$1,615	$—	$1,865
Asia	84,953	12,731	26,948	124,632
Europe	130,128	37,495	—	167,623
North America	245,549	126,597	—	372,146
South America	42,068	77	—	42,145
Total revenues (1)	$502,948	$178,515	$26,948	$708,411
________________________________________________________
(1) The United States, included in North America, represents 44% of total revenues based on the location of our lessees. No other country represents more than 10% of total revenues.
IV. Location of long-lived assets
The following tables sets forth summarized geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2024	December 31, 2023
Property, plant and equipment and leasing equipment, net
Africa	$37,369	$18,380
Asia	596,547	478,120
Europe	1,038,176	934,817
North America	592,675	416,811
South America	216,414	229,460
Total property, plant and equipment and leasing equipment, net	$2,481,181	$2,077,588
________________________________________________________
(1) The United States, included in North America, and Italy, included in Europe, represent 17% and 12% of property, plant and equipment and leasing equipment, net as of December 31, 2024 and 2023, respectively. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.

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
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Net income (loss) from continuing operations	$8,682	$243,817	$(110,611)
Net loss from discontinued operations, net of income taxes	—	—	(101,416)
Net income (loss)	8,682	243,817	(212,027)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries:
Continuing operations	—	—	—
Discontinued operations	—	—	(18,817)
Less: Dividends on preferred shares	32,763	31,795	27,164
Less: Loss on redemption of preferred shares	7,998	—	—
Net (loss) income attributable to shareholders	$(32,079)	$212,022	$(220,374)
Weighted Average Ordinary Shares Outstanding - Basic	101,538,835	99,908,214	99,421,008
Weighted Average Ordinary Shares Outstanding - Diluted	101,538,835	100,425,777	99,421,008

(Loss) earnings per share:
Basic
Continuing operations	$(0.32)	$2.12	$(1.39)
Discontinued operations	$—	$—	$(0.83)

Diluted
Continuing operations	$(0.32)	$2.11	$(1.39)
Discontinued operations	$—	$—	$(0.83)
The calculation of Diluted EPS excludes 0, 0 and 582,200 shares for the years ended December 31, 2024, 2023 and 2022, respectively, because the impact would be anti-dilutive.
Ordinary shares issued to certain directors as compensation were 6,148, 26,287 and 19,811 for the years ended December 31, 2024, 2023 and 2022, respectively.
Ordinary Shares
In May 2024, in connection with the Internalization and termination of the Management Agreement, the Company issued 1,866,949 ordinary shares, par value $0.01 per share, at a price of $80.34 per share, to its Former Manager.
Preferred Shares
In March 2023, in a public offering, we issued 2,600,000 shares of 9.50% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares (“Series D Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds before expenses of $63.0 million.
In October 2024, the Company redeemed in full the outstanding 4,180,000 8.25% Fixed-to-Floating Rate Series A Cumulative Perpetual Redeemable Preferred Shares at a redemption price equal to $25.00 per share in cash, plus $1.6 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of October 29, 2024.

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
Internalization—During the second quarter of 2024, the Company entered into the Internalization Agreement with the Former Manager and Master GP. Pursuant to the Internalization Agreement, the Management Agreement was terminated effective May 28, 2024, except that certain indemnification and other obligations survive, and the Company was no longer required to pay management fees or incentive distributions with respect to any period thereafter. As a result of the Internalization, the Company ceased to be externally managed and operates as an internally managed company. In connection with the termination of the Management Agreement, the Company (i) agreed to pay the Former Manager (for itself and on behalf of the Master GP, as applicable) the Cash Consideration, the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand.

17. RESTRUCTURING CHARGES
In connection with the Internalization and termination of the Management Agreement, the Company agreed to pay a total of $300.0 million to its Former Manager (for itself and on behalf of the Master GP, as applicable). At closing, the Company issued 1,866,949 ordinary shares valued at $150.0 million. The remaining balance was paid in cash on June 17, 2024. The restructuring charge paid in connection with the Internalization and termination of the Management Agreement is reflected in Internalization Fee to Affiliate expense in the Consolidated Statements of Operations for the year ended December 31, 2024. See Note 13 for additional discussion. There were no restructuring charges recorded for the years ended December 31, 2023 and 2022.

18. SUBSEQUENT EVENTS
Strategic Capital Initiative
On December 30, 2024, the Company announced the launch of Strategic Capital Initiative, a new investment focused on acquiring 737NG and A320ceo aircraft, allowing the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft. The initial capital call for this fund was made on December 31, 2024. As of December 31, 2024, no funds have been transferred under this capital call.
Series B Shares
On January 17, 2025, the Company issued the notice to redeem in full the outstanding 4,940,000 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares at a redemption price equal to $25.00 per share in cash, plus $2.4 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of February 16, 2025.
Dividends
On February 26, 2025, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended December 31, 2024, payable on March 24, 2025 to the holders of record on March 14, 2025.
Additionally, on February 26, 2025, our Board of Directors declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively, for the quarter ended December 31, 2024, payable on March 17, 2025 to the holders of record on March 10, 2025.

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
On September 9, 2024, we completed the acquisition of Lockheed Martin Commercial Engine Solutions. Our management is in the process of reviewing the operations of LMCES and integrating its controls into our internal control structure. In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded LMCES from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. LMCES represented 5.3% of our total assets and less than 1.2% of our total revenues as of and for the year ended December 31, 2024. See Note 4 to the consolidated financial statements for additional information about the acquisition of LMCES.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited FTAI Aviation Ltd.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FTAI Aviation Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lockheed Martin Commercial Engine Solutions, which is included in the 2024 consolidated financial statements of the Company and constituted 5.3% of total assets as of December 31, 2024 and 1.2% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lockheed Martin Commercial Engine Solutions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

March 3, 2025

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors”, “Executive Officers” and if applicable, “Delinquent Section 16(a) Reports.”
We maintain a Public Company Insider Trading Compliance Policy that applies to members of our Board of Directors, our officers and all other employees, which we believe is reasonably designed to promote compliance with applicable insider trading laws,rules and regulations and listing standards. Our Public Company Insider Trading Compliance Policy is filed as
Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive and Manager Compensation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2024.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	112,343	$52.70	28,254,370
Equity compensation plans not approved by security holders	—	—	—
Total	112,343		28,254,370
______________________________________________________________________________________
(1) Excludes 15,000 stock options and 189,492 ordinary shares issued to directors as compensation.
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

PART IV
Item 15.    Exhibits

	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
	2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
	3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	3.2	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
	3.3	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	3.4	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
	3.5	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
	4.1	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.2	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
	4.3	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
	4.4	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
	4.5	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.6	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
	4.7	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.8	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
	4.9	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
	4.10	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
	4.11	Indenture, dated as of October 9, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.12	Form of global note representing the Company’s 5.875% senior unsecured notes due 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.13	Description of Securities Registered under Section 12 of the Exchange Act.
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023 (incorporated in Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
†	10.2	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.3	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.4	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).

	Exhibit No.	Description
	10.6	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.7	Third Amended and Restated Credit Agreement, dated as of May 22, 2024, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024.
	10.8	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
*	10.9	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
*	10.10	Transition Services Agreement, dated May 28, 2024, by and between FTAI Aviation Ltd. and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.12	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Eun (Angela) Nam (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
	19.1	FTAI Aviation Ltd. Public Company Insider Trading Compliance Policy.
	21.1	Subsidiaries of FTAI Aviation Ltd.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1	FTAI Aviation Ltd. Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on February 26, 2024).
	101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FTAI AVIATION LTD.

By:	/s/ Joseph P. Adams, Jr.	Date:	March 3, 2025
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	March 3, 2025
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	March 3, 2025
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Paul R. Goodwin	Date:	March 3, 2025
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	March 3, 2025
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	March 3, 2025
A. Andrew Levison
Director

By:	/s/ Ray M. Robinson	Date:	March 3, 2025
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	March 3, 2025
Martin Tuchman
Director