Form 10-Q
period 2025-03-31
FTAI Aviation Ltd.
filed 2025-05-05
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,555,975 ordinary shares outstanding at April 30, 2025.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	2	$112,133	$115,116
Accounts receivable, net (1)	2	223,504	150,823
Inventory, net	2	645,163	551,156
Assets held for sale	2	465,725	—
Other current assets (2)	2	423,336	408,923
Total current assets		1,869,861	1,226,018
Leasing equipment, net	4	1,989,367	2,373,730
Property, plant, and equipment, net	2	108,054	107,451
Investments	5	31,400	19,048
Intangible assets, net	6	16,036	42,205
Goodwill	3	61,070	61,070
Other non-current assets	2	192,356	208,430
Total assets		$4,268,144	$4,037,952

Liabilities
Current Liabilities
Accounts payable		$110,802	$69,119
Liabilities held for sale		76,496	—
Accrued liabilities		142,098	96,910
Current maintenance deposits		33,748	62,552
Current security deposits		19,557	18,100
Other current liabilities		91,061	100,565
Total current liabilities		473,762	347,246
Long-term debt, net	7	3,642,527	3,440,478
Non-current maintenance deposits	2	25,510	44,179
Non-current security deposits	2	13,429	26,830
Other non-current liabilities		84,583	97,851
Total liabilities		$4,239,811	$3,956,584

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,555,975 and 102,550,975 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)		$1,026	$1,026
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 6,800,000 and 11,740,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)		68	117
Additional paid in capital		(2,044)	153,328
Retained earnings (accumulated deficit)		29,283	(73,103)
Shareholders' equity		28,333	81,368
Total liabilities and equity		$4,268,144	$4,037,952
______________________________________________________
(1) Includes accounts receivable from the 2025 Partnership of $69,140 and $0 as of March 31, 2025 and December 31, 2024, respectively.
(2) Includes receivables from the 2025 Partnership of $34,110 and $0 as of March 31, 2025 and December 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2025	2024
Revenues
Aerospace products revenue (1)		$365,063	$189,057
Lease income		68,471	53,240
Maintenance revenue		49,607	45,790
Asset sales revenue		18,939	38,607
Total revenues	12	502,080	326,694

Expenses
Cost of sales		248,714	142,804
Operating expenses	2	32,438	25,317
General and administrative		3,116	3,683
Acquisition and transaction expenses		7,292	6,179
Management fees and incentive allocation to affiliate	11	—	4,895
Depreciation and amortization	4, 6	59,562	49,920
Asset impairment		—	962
Total expenses		351,122	233,760

Other (expense) income
Interest expense		(62,040)	(47,707)
Equity in losses of unconsolidated entities (2)	5	(7,614)	(667)
Other income (3)		43,941	634
Total other expense		(25,713)	(47,740)
Income before income taxes		125,245	45,194
Provision for income taxes	10	22,859	5,572
Net income		102,386	39,622
Less: Dividends on preferred shares		6,115	8,335
Less: Loss on redemption of preferred shares		6,327	—
Net income attributable to shareholders		$89,944	$31,287

Earnings per share:	13
Basic		$0.88	$0.31
Diluted		$0.87	$0.31

Weighted average shares outstanding:
Basic		102,552,436	100,245,905
Diluted		103,159,051	100,960,065
______________________________________________________
(1) Includes revenue of $100,638 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership. See Note 11 for additional information.
(2) Includes the profit elimination of $(6,950) and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.
(3) Includes gain on sale of $10,870 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2025
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Total Equity
Equity - December 31, 2024	$1,026	$117	$153,328	$(73,103)	$81,368
Net income				102,386	102,386
Total comprehensive income				102,386	102,386
Redemption of preferred shares		(49)	(117,791)		(117,840)
Loss on redemption of preferred shares			(6,327)		(6,327)
Issuance of ordinary shares			739		739
Dividends declared - ordinary shares			(30,767)		(30,767)
Dividends declared - preferred shares			(6,115)		(6,115)
Equity-based compensation			4,889		4,889
Equity - March 31, 2025	$1,026	$68	$(2,044)	$29,283	$28,333

	Three Months Ended March 31, 2024
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$534	$175,883
Net income				39,622		39,622
Total comprehensive income				39,622		39,622
Dividends declared - ordinary shares			(30,074)			(30,074)
Dividends declared - preferred shares			(8,335)			(8,335)
Equity-based compensation			510			510
Equity - March 31, 2024	$1,002	$159	$218,074	$(42,163)	$534	$177,606

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$102,386	$39,622
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities (1)	7,614	667
Gain on sale of assets (2)	(19,419)	(58,061)
Gain on insurance recoveries	(30,125)	—
Security deposits and maintenance claims included in earnings	(3,559)	(2,437)
Equity-based compensation	4,889	510
Depreciation and amortization	59,562	49,920
Asset impairment	—	962
Deferred income taxes	20,683	4,548
Change in fair value of guarantees	316	(259)
Amortization of lease intangibles and incentives	8,825	9,202
Amortization of deferred financing costs	2,830	2,638
Bad debt expense	150	—
Other	60	(259)
Change in:
Accounts receivable	(73,088)	(27,945)
Inventory	(127,211)	(6,877)
Other assets	(41,410)	(1,845)
Accounts payable and accrued liabilities	65,251	(10,252)
Management fees payable to affiliate	(260)	238
Other liabilities	(3,460)	(717)
Net cash used in operating activities	(25,966)	(345)

Cash flows from investing activities:
Investment in unconsolidated entities	(19,967)	—
Principal collections on finance leases	—	786
Principal collections on notes receivable	989	1,964
Acquisition of leasing equipment	(267,417)	(276,990)
Investment in financing receivables	(2,764)	—
Acquisition of property, plant and equipment	(4,156)	(1,312)
Acquisition of lease intangibles	1,282	862
Deposits for acquisition of leasing equipment (3)	(46,344)	(25,535)
Proceeds from sale of assets (4)	232,946	128,384
Proceeds from settlement of insurance claims	30,125	—
Proceeds from deposits on sale of leasing equipment	3,376	2,098
Return of deposits for acquisition of leasing equipment (3)	44,303	530
Net cash used in investing activities	$(27,627)	$(169,213)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from debt	$290,000	$210,000
Repayment of debt	(90,000)	(35,000)
Payment of deferred financing costs	(39)	(292)
Receipt of security deposits under operating lease agreements	1,233	1,856
Return of security deposits under operating lease agreements	(300)	—
Receipt of maintenance deposits under operating lease agreements	15,011	8,927
Release of maintenance deposits under operating lease agreements	(4,246)	(3,056)
Redemption of preferred shares	(124,167)	—
Cash dividends - ordinary shares	(30,767)	(30,074)
Cash dividends - preferred shares	(6,115)	(8,335)
Net cash provided by financing activities	$50,610	$144,026

Net decrease in cash and cash equivalents and restricted cash	(2,983)	(25,532)
Cash and cash equivalents and restricted cash, beginning of period	115,266	90,906
Cash and cash equivalents and restricted cash, end of period	$112,283	$65,374

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$34,602	$31,968
Acquisition of leasing equipment in accrued liabilities	(8,341)	(6,854)
Receipt of leasing equipment in settlement of accounts receivable	(2,634)	—
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	(17,027)	(11,808)
Decrease (increase) in leasing equipment for engines provided to aircraft lessees in lieu of cash reimbursements of maintenance deposits	5,756	(1,497)
Accounts receivable settled with security deposits	(601)	(1,442)
Accounts receivable settled with maintenance deposits	(5,787)	(18,964)
______________________________________________________
(1) Includes the profit elimination of $(6,950) and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership within the Aerospace Products segment.
(2) Includes gain on sale of $10,870 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.
(3) Includes deposits for acquisition of leasing equipment paid on behalf of the 2025 Partnership of $25,400 and $0 for the three months ended March 31, 2025 and 2024, respectively, and return of deposits for the acquisition of leasing equipment reimbursed from the 2025 Partnership of $42,813 and $0 for the three months ended March 31, 2025 and 2024, respectively.
(4) Includes proceeds from sale of assets of $58,892 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Aviation Ltd. is a Cayman Islands exempted company, which through its subsidiaries, is a leading full-service provider for CFM56-5B, CFM56-7B and V2500 aircraft engines, which power the majority of the world’s fleet of narrowbody aircraft. We own and lease aircraft and engines to airlines and asset owners globally. Additionally, we repair and sell refurbished engines and aftermarket components of engines as well as develop and manufacture Parts Manufacturer Approval (“PMA”) parts through a joint venture.
Our engine maintenance activities are performed at our owned maintenance facilities in Montréal and Miami which total over 700,000 square feet in size and at locations worldwide through our exclusivity arrangements and partnerships. Our principal corporate location is in New York City, and we have a global presence through our offices in Cardiff, Dubai, Dublin and Singapore, in addition to Montréal and Miami.
The majority of our target customers are small and medium sized airlines which have narrowbody fleets powered by CFM56-5B, CFM56-7B and V2500 engines. There are hundreds of these operators worldwide, which creates a large addressable market in which FTAI focuses and can provide significant value versus competitors.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of us and our subsidiaries. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
We use the equity method of accounting for investments in entities in which we exercise significant influence but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities, or under the HLBV method, as applicable.
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
Inventory, net—We hold aircraft engines, engine modules, spare parts and used material inventory for sale. At times inventory is transferred to leasing equipment in connection with a rebuilt engine or engine repair. Inventory is carried at the lower of cost or net realizable value on our consolidated balance sheets.
Revenues—Revenues are within the scope of ASC 842, Leases, and ASC 606, Revenue from contracts with customers. We have elected to exclude sales and other similar taxes from revenues.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from our Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. We routinely sell leasing equipment to customers, and such transactions are considered recurring and ordinary in nature to our business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control of an asset to the customer, along with corresponding costs of sales.
Aerospace products revenue—Aerospace products revenue primarily consists of the transaction price related to the sale of CFM56-5B, CFM56-7B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized gross when a performance obligation is satisfied by transferring control over the related asset to a customer along with corresponding costs of sales. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-5B and CFM56-7B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
Other Income—On December 30, 2024, we announced the launch of a Strategic Capital Initiative in partnership with third-party institutional investors. The first partnership under the initiative (the “2025 Partnership”) focuses on acquiring 737NG and A320ceo aircraft. As part of this transaction, the 2025 Partnership committed to acquire 45 on-lease narrowbody aircraft from us (the “Seed Assets”) and has signed an agreement through which our Maintenance, Repair and Exchange (“MRE”) business will provide replacement aircraft engines and modules for the life of the 2025 Partnership.
Four of the aircraft were sold for a gain of $10.9 million, which was recognized within other income during the three months ended March 31, 2025. The aircraft sales (and the remaining 41 aircraft to be sold) are accounted for under ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, as they are non-recurring in nature and not considered part of the Company’s ordinary activities.
During the three months ended March 31, 2025, the Company received $30.1 million in insurance recoveries in connection with the settlement of claims related to the aircraft and engines located in Russia and recorded the gain within other income.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers and lessees. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned 19% of our revenue from one customer in the Aerospace Products segment during the three months ended March 31, 2025. No single customer or lessee accounted for greater than 10% of total revenue during the three months ended March 31, 2024
As of March 31, 2025 there was one customer in the Aerospace Products segment that represented 31% of total accounts receivable, net. As of December 31, 2024, no single customer or lessee accounted for greater than 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our leasing receivables on a lessee-by-lessee basis. The allowance for doubtful accounts was $75.1 million and $74.9 million as of March 31, 2025 and December 31, 2024, respectively. We determine the credit loss reserve for note receivables, receivables related to finance leases and inventory sales. There was a provision for credit losses of $0.2 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively, included in operating expenses. Receivables are written off after all reasonable means to collect the full amount have been exhausted.

Other Current Assets—Other current assets are summarized as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Notes receivable	$206,388	$165,338
Contract asset from the 2025 Partnership	31,498	—
Prepaid expenses including prepayments for maintenance that has not yet been incurred	65,426	87,323
Purchase deposits	45,084	83,229
Financing receivable resulting from failed sale-leaseback transactions	35,689	32,486
Other	39,251	40,547
Other current assets	$423,336	$408,923
Other Non-Current Assets—Other non-current assets are summarized as follows:

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	March 31, 2025 (unaudited)	December 31, 2024
Lease incentives	$49,425	$56,812
Deferred tax assets	39,656	42,893
Financing receivable resulting from failed sale-leaseback transactions	26,519	28,412
Maintenance right assets	26,646	25,907
Other	50,110	54,406
Other non-current assets	$192,356	$208,430
Assets Held for Sale—We classify assets as held for sale when the Company commits to a plan to sell and it is probable that the sale will be completed within one year. These assets are recorded at the lower of their carrying value or fair market value, less costs to sell, starting from the period in which they meet the criteria for this classification.

The Company expects to sell the remaining 41 Seed Assets to the 2025 Partnership and has classified them as held for sale. Upon reclassification, depreciation of the long-lived assets within the disposal group ceased, and the related assets and liabilities were transferred to assets held for sale and liabilities held for sale, respectively. The sales are expected to be completed in the second quarter of 2025.

The assets and liabilities include the aircraft previously classified as leasing equipment, as well as related intangible assets and liabilities, and maintenance and security deposit liabilities. The sale of the 45 Seed Assets is treated as a single transaction and one disposal group under ASC 360, Property, plant and equipment, with the aggregate purchase price for Seed Assets, less costs to sell, exceeding the disposal group’s net book value.

Assets and liabilities held for sale are summarized as follows (unaudited):

March 31, 2025
Leasing equipment, net	$437,546
Intangible assets, net	22,024
Other non-current assets	6,155
Assets held for sale	$465,725

Current maintenance deposits	$32,536
Current security deposits	390
Non-current maintenance deposits	13,156
Non-current security deposits	11,001
Other non-current liabilities	19,413
Liabilities held for sale	$76,496
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three months ended March 31, 2025 and 2024, the Board of Directors declared cash dividends of $0.30 per ordinary share.
Additionally, in the quarter ended March 31, 2025, the Board of Directors declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively.
Cash Flow Presentation—Included in net cash (used in) provided by operating activities are inflows from the sale of engine modules and parts that were on engines originally purchased and reported as leasing equipment, net. The purchase of the original engine was reported as an outflow in net cash used in investing activities at the time of purchase through the acquisition of leasing equipment line item. As part of the aerospace products business, the Company breaks down generally unserviceable engines with the intent to manufacture modules and parts for creation and sale of new assets. To manufacture the modules and parts and bring them into a salable condition, the Company spends significant costs, often over multiple reporting periods, for new inventory and capitalizable labor (e.g., engineering) that are included in net cash (used in) provided by operating activities as components of the changes in the related working capital accounts.
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
The cash and noncash related activities described above during the three months ended March 31, 2025 and 2024 are detailed below (unaudited):

	Three Months Ended March 31,
(in thousands)	2025	2024

Cost of modules and parts sold sourced from engines originally within leasing equipment	$10,130	$12,752
Transfers of engines from leasing equipment to inventory for manufacturing and sale	67,815	32,429
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(85,928)	(40,267)
Total outflows related to manufacturing modules and parts - included in net cash (used in) provided by operating activities	(159,607)	(42,771)
Cash received for assets sold sourced from leasing equipment - inflow included in cash (used in) provided by operating activities	21,182	20,050
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in cash used in investing activities	145,450	43,898
Cash paid for engine and aircraft inventory - outflow included in cash provided by (used in) operating activities	(15,835)	—
3. ACQUISITION OF LOCKHEED MARTIN COMMERCIAL ENGINE SOLUTIONS
On September 9, 2024, the Company, through its subsidiary FTAIC Aviation Inc. (“FTAIC”) created on April 25, 2024, acquired certain assets and assumed certain liabilities of Lockheed Martin Commercial Engine Solutions (“LMCES”) from Lockheed Martin Canada for total consideration of $170.0 million. LMCES is a 526,000-square-foot aircraft engine maintenance repair facility located in Montréal, Quebec. We acquired LMCES to further enhance our MRE business and establish permanent engine and module manufacturing capabilities in Canada. The facility operates within our Aerospace Products segment, providing extensive engine and piece-part repair capabilities for the CFM56-5B and CFM56-7B engines. The results of operations of LMCES have been included in the Company’s results since the effective date of the acquisition.
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
The following unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2024.

Three Months Ended March 31, 2024
Total revenue	$338,276
Net income attributable to shareholders	$32,102

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Leasing equipment	$2,480,641	$2,963,452
Less: Accumulated depreciation	(491,274)	(589,722)
Leasing equipment, net	$1,989,367	$2,373,730
Due to specific transactions, we identified certain assets in our leasing equipment portfolio with indicators of impairment. As a result, we adjusted the carrying value of these assets to fair value and recognized transactional impairment charges of $0.0 million and $1.0 million, net of redelivery compensation, during the three months ended March 31, 2025 and 2024, respectively.
Depreciation expense for leasing equipment is summarized as follows (unaudited):

	Three Months Ended March 31,
	2025	2024
Depreciation expense for leasing equipment	$55,886	$48,902
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2025 (unaudited)	December 31, 2024
Advanced Engine Repair JV	Equity method	25%	$19,161	$19,048
2025 Partnership	Equity method	20%	12,239	—
			$31,400	$19,048
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2025 and 2024.
The following table presents our proportionate share of equity in earnings (losses) (unaudited):

	Three Months Ended March 31,
	2025	2024
Advanced Engine Repair JV	$113	$(521)
Falcon MSN 177 LLC	—	(146)
2025 Partnership	(7,727)	—
Total	$(7,614)	$(667)
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
2025 Partnership

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
During the first quarter of 2025, we invested $20.0 million in the 2025 Partnership, an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which we are the General Partner and hold a 20% limited partner ownership. We exercise significant influence over this investment and account for it using the equity method. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement, the elimination of profit on sales of engine and modules to the 2025 Partnership under ASC 606, and the servicing fees charged by us in our capacity as the General Partner to the 2025 Partnership. The profit is eliminated through equity method earnings and will be recognized over time as the 2025 Partnership generates income from leasing and sales activities.
Variable Interest Entities
The Company evaluates its investments and other significant relationships to determine whether an investee qualifies as a variable interest entity (“VIE”). If an investee is deemed a VIE, we assess our authority to direct its activities, our obligation to absorb its expected losses, and our right to receive its residual returns to determine whether we are the primary beneficiary. If the Company determines that we are the primary beneficiary of a VIE, we consolidate the entity and recognize the non-controlling interests of other beneficiaries. To make this determination, we conduct an analysis that primarily considers the entity’s purpose, design, and associated risks, as well as its capital structure, the terms of agreements between the VIE and its variable interest holders and other involved parties, and any affiliations with related parties.
Unconsolidated VIE
Certain of the Company’s equity method investments are considered variable interest entities (“VIE”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate the VIEs. The Company’s involvement with the VIEs is in the form of equity interests, which are recorded within investments. The primary purpose of our U.S.-based and foreign-based unconsolidated VIE investments is to create strategic partnerships with third-party institutional investors to acquire 737NG and A320ceo on-lease narrowbody aircraft. The Company’s maximum exposure to loss with respect to the VIEs is its investments. The following table sets forth the Company’s investments in its unconsolidated VIEs and the maximum exposure to loss:

	March 31, 2025 (unaudited)		December 31, 2024
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable Interest Entity	$12,239	$12,239	$—	$—
Consolidated VIE
The Company also had a consolidated VIE investment associated with the 2025 Partnership, for which we are determined to be the primary beneficiary. However, the carrying amounts of the assets and liabilities of the consolidated VIE were $0.0 million and $0.0 million as of March 31, 2025 and December 31, 2024, respectively.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Intangible assets
Acquired favorable lease intangibles	$23,493	$70,375
Less: Accumulated amortization	(8,855)	(29,664)
Acquired favorable lease intangibles, net	14,638	40,711
Acquired customer relationships	1,907	1,907
Less: Accumulated amortization	(509)	(413)
Acquired customer relationships, net	1,398	1,494
Total intangible assets, net	$16,036	$42,205

Intangible liabilities
Acquired unfavorable lease intangibles	$8,971	$13,767
Less: Accumulated amortization	(1,391)	(1,259)
Acquired unfavorable lease intangibles, net	$7,580	$12,508
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows (unaudited):

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2025	2024
Lease intangibles	Lease income	$3,206	$3,976
Customer relationships	Depreciation and amortization	95	117
Total		$3,301	4,093
As of March 31, 2025, estimated net annual amortization of intangibles is as follows (unaudited):

Remainder of 2025	$3,014
2026	1,868
2027	1,381
2028	1,884
2029	548
Thereafter	(239)
Total	$8,456

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	March 31, 2025 (unaudited)			December 31, 2024
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$200,000	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	$—
Total loans payable	200,000			—
Bonds payable
Senior Notes due 2028 (2)	1,001,287	5.50%	5/1/28	1,001,382
Senior Notes due 2030 (3)	497,168	7.88%	12/1/30	497,071
Senior Notes due 2031	700,000	7.00%	5/1/31	700,000
Senior Notes due 2032	800,000	7.00%	6/15/32	800,000
Senior Notes due 2033 (4)	497,608	5.88%	4/15/33	497,551
Total bonds payable	3,496,063			3,496,004

Debt	3,696,063			3,496,004
Less: Debt issuance costs	(53,536)			(55,526)
Total debt, net	$3,642,527			$3,440,478

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized premium of $1,287 and $1,382 at March 31, 2025 and December 31, 2024, respectively.
(3) Includes an unamortized discount of $2,832 and $2,929 at March 31, 2025 and December 31, 2024, respectively.
(4) Includes an unamortized discount of $2,392 and $2,449 at March 31, 2025 and December 31, 2024, respectively.
We were in compliance with all debt covenants as of March 31, 2025.
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
The fair values of our bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	March 31, 2025 (unaudited)	December 31, 2024
Senior Notes due 2028	980,730	980,140
Senior Notes due 2030	522,660	526,380
Senior Notes due 2031	712,404	713,923
Senior Notes due 2032	812,008	816,904
Senior Notes due 2033	479,565	483,100
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $9.2 million and $8.9 million as of March 31, 2025 and December 31, 2024, respectively, and are reflected as a component of other non-current liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. The Company recorded a $0.3 million increase related to the change in fair value, which is recorded in Asset sales revenue, during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, there were no significant transfers into or out of Level 3.

Given variability in the condition of the engines at the end of the lease terms, which range from 3 to 8 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at March 31, 2025 was $37.2 million, which is not reasonably expected.
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
As of March 31, 2025, the Incentive Plan provides for the issuance of up to 28.2 million shares. Equity-based compensation expense is reported within cost of sales and operating expenses.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Equity-based compensation for each type of award was as follows (unaudited):

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024
Stock Options	$127	$—	$1,651	9.2
Performance shares	3,262	—	$47,266	3.3
Restricted shares	1,500	510	18,788	2.4
Total	$4,889	$510	$67,705
Options
During the three months ended March 31, 2025, the Company did not issue any options to employees.
During the three months ended March 31, 2024, the Former Manager transferred 49,790 of its options to certain of the Manager’s employees. All of these options were issued prior to Internalization.
Performance Shares

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
During the three months ended March 31, 2025, we issued performance shares to select officers and employees of the Company with a grant date fair value of $4.4 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
Restricted Shares
During the three months ended March 31, 2025, we issued restricted shares to select officers and employees of the Company with a grant date fair value of $5.5 million, vesting over 3 years.
All awards are subject to continued employment, with compensation expense recognized ratably over the vesting periods. The fair values of the cumulative diluted EPS performance shares and restricted shares were based on the closing price of FTAI Aviation Ltd.’s ordinary shares on the respective grant dates, and the fair value of the total shareholder return performance shares was determined using the Monte Carlo simulation.
10. INCOME TAXES
The current and deferred components of the provision for income taxes are as follows (unaudited):

	Three Months Ended March 31,
	2025	2024
Current:
Cayman Islands	$—	$—
Bermuda	—	—
United States:	—	—
Federal	244	300
State and local	390	578
Other Non-U.S. including Pillar Two top-up tax	1,542	146
Total current provision	2,176	1,024
Deferred:
Cayman Islands	—	—
Bermuda	4,441	3,439
United States:	—	—
Federal	1,226	768
State and local	378	(358)
Other Non-U.S.	14,638	699
Total deferred provision	20,683	4,548

Total provision for income taxes	$22,859	$5,572
The Company is an exempted entity domiciled in the Cayman Islands where income taxes are not imposed. The Company has previously been classified as a “passive foreign investment company” for U.S. income tax purposes, resulting in income tax obligations for certain of our shareholders. Taxable income or loss generated by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
Our effective tax rate differs from the Cayman Islands statutory rate of 0% primarily due to a significant portion of our income being subject to tax in jurisdictions where we operate.
As of and for the three months ended March 31, 2025, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2021. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
11. AFFILIATE TRANSACTIONS AND FORMER MANAGEMENT AGREEMENT
Strategic Capital Initiative – 2025 Partnership
On December 30, 2024, the Company announced the launch of its Strategic Capital Initiative in collaboration with third-party institutional investors. As part of the first partnership under the initiative, certain subsidiaries of the Company entered into an Aircraft Sale and Purchase Agreement, dated December 30, 2024, and a Beneficial Interest Sale and Purchase Agreement, dated December 30, 2024 (together, and as each may be amended from time to time, the “Aircraft Sale and Purchase Agreements”), pursuant to which special purpose entities (the “SPVs”) of the 2025 Partnership will acquire 45 on-lease 737NG and A320ceo aircraft for an aggregate net purchase price of approximately $500.0 million, subject to certain customary closing conditions. The SPVs have entered into agreements with third-party institutional investors for the private placement of limited partner interests in the SPVs. The Company also made a minority limited partner investment and will make future investments in the 2025 Partnership in the same proportion relative to third party limited partner investments.
During 2024 and the three month period ended March 31, 2025, on behalf of the 2025 Partnership, the Company paid refundable deposits of $19.3 million and $25.4 million to unrelated, third-parties on future purchases of aircraft, respectively. As of March 31, 2025, the 2025 Partnership reimbursed the Company $42.8 million in refundable deposits, and the remaining $1.9 million owed to the Company is recorded in other current assets.
The Company, along with certain subsidiaries of the SPVs, has entered into a MRE Agreement that requires the Company to sell serviceable engines and modules and purchase unserviceable engines and modules from the SPVs when aircraft controlled by the SPVs need such serviceable engines and modules to fulfill their obligations under an aircraft lease. Under this agreement, the Company will sell CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to the SPVs and purchase unserviceable engines and modules for a net cash purchase price. The net cash purchase price received by the Company is contractual and customary market-based compensation for fulfilling such performance obligations, primarily through sales transactions where serviceable engines and modules are exchanged for cash consideration and noncash consideration, in which unserviceable engines or modules owned by the 2025 Partnership are transferred to the Company. Revenue from these transactions is recognized under ASC 606 when control of the serviceable engine or module transfers to the 2025 Partnership. During the three month period March 31, 2025 and 2024, the Company recorded revenue of $100.6 million and $0.0 million, for sale and purchase of such engines to and from the 2025 Partnership.
Former Management Agreement
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
The following table summarizes the management fees and income incentive allocation prior to the Internalization (unaudited):

Three Months Ended
March 31, 2024
Management fees	$587
Income incentive allocation	4,308
Total	$4,895
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
The following table summarizes our reimbursements to the Former Manager (unaudited):

	Three Months Ended
	March 31, 2025	March 31, 2024
Classification in the Consolidated Statements of Operations:
General and administrative	$196	$1,950
Acquisition and transaction expenses	104	317
Total	$300	$2,267

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
12. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to lessees, directly and also through its equity method investment. The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components for the CFM56-5B, CFM56-7B and V2500 commercial aircraft engines. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include V2500 engines within the Aerospace Products segment. Prior periods have been restated to reflect the change in accordance with the requirements of ASC 280, Segment Reporting. See Note 2 for additional information.
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
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment (unaudited):
I. For the Three Months Ended March 31, 2025

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended March 31, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue (1)	$—	$365,063	$—	$—	$365,063
Lease income	68,467	—	4	—	68,471
Maintenance revenue	49,607	—	—	—	49,607
Asset sales revenue	18,939	—	—	—	18,939
Total revenues	$137,013	$365,063	$4	$—	$502,080

Expenses
Cost of sales	19,959	228,755	—	—	248,714
Operating expenses	7,426	5,687	19,325	—	32,438
General and administrative	—	—	3,116	—	3,116
Acquisition and transaction expenses	2,905	1,132	3,255	—	7,292
Depreciation and amortization	55,061	3,584	917	—	59,562
Total expenses	85,351	239,158	26,613	—	351,122

Other income (expense)
Interest expense	—	—	(62,040)	—	(62,040)
Equity in (losses) earnings of unconsolidated entities (2)	(777)	113	—	(6,950)	(7,614)
Other income (3)	43,489	—	452	—	43,941
Total other income (expense)	42,712	113	(61,588)	(6,950)	(25,713)
Income (loss) before income taxes	94,374	126,018	(88,197)	(6,950)	125,245
Provision for (benefit from) income taxes	17,348	19,375	(13,864)	—	22,859
Net income (loss)	77,026	106,643	(74,333)	(6,950)	102,386
Less: Dividends on preferred shares	—	—	6,115	—	6,115
Less: Loss on redemption of preferred shares	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$77,026	$106,643	$(86,775)	$(6,950)	$89,944
______________________________________________________
(1) Includes revenue of $100,638 for the three months ended March 31, 2025 for sales to the 2025 Partnership. See Note 11 for additional information.
(2) Includes the profit elimination of $(6,950) for the three months ended March 31, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.
(3) Includes gain on sale of $10,870 for the three months ended March 31, 2025 for sales to the 2025 Partnership within the Aviation Leasing segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended March 31, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$2,199	$9,482	$—	$11,681
Asia	32,141	42,959	4	75,104
Europe	74,044	96,872	—	170,916
North America	18,263	207,432	—	225,695
South America	10,366	8,318	—	18,684
Total revenues (1)	$137,013	$365,063	$4	$502,080
______________________________________________________
(1) The United States, included in North America, Ireland, included in Europe, and Bermuda, included in North America, represent 26%, 19% and 11% of total revenues, respectively, based on the location of our lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of March 31, 2025:

March 31, 2025
Remainder of 2025	$130,220
2026	119,499
2027	99,075
2028	85,577
2029	54,851
Thereafter	62,270
Total	$551,492

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

II. For the Three Months Ended March 31, 2024

	Three Months Ended March 31, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Aerospace products revenue	$—	$189,057	$—	$189,057
Lease income	50,913	—	2,327	53,240
Maintenance revenue	45,790	—	—	45,790
Asset sales revenue	38,607	—	—	38,607
Total revenues	$135,310	$189,057	$2,327	$326,694

Expenses
Cost of sales	31,889	110,915	—	142,804
Operating expenses	8,207	7,470	9,640	25,317
General and administrative	—	—	3,683	3,683
Acquisition and transaction expenses	2,761	246	3,172	6,179
Management fees and incentive allocation to affiliate	—	—	4,895	4,895
Depreciation and amortization	46,084	933	2,903	49,920
Asset impairment	962	—	—	962
Total expenses	89,903	119,564	24,293	233,760

Other income (expense)
Interest expense	—	—	(47,707)	(47,707)
Equity in losses of unconsolidated entities	(146)	(521)	—	(667)
Other income	369	—	265	634
Total other income (expense)	223	(521)	(47,442)	(47,740)
Income (loss) before income taxes	45,630	68,972	(69,408)	45,194
Provision for income taxes	3,033	2,539	—	5,572
Net income (loss)	42,597	66,433	(69,408)	39,622
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders	$42,597	$66,433	$(77,743)	$31,287
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended March 31, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$868	$5,686	$—	$6,554
Asia	25,119	28,500	2,327	55,946
Europe	71,044	67,716	—	138,760
North America	20,847	81,372	—	102,219
South America	17,432	5,783	—	23,215
Total revenues (1)	$135,310	$189,057	$2,327	$326,694
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 30% and 13% of total revenues, respectively, based on the location of our lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	March 31, 2025 (unaudited)	December 31, 2024
Property, plant and equipment and leasing equipment, net
Africa	$23,571	$37,369
Asia	449,632	596,547
Europe	860,284	1,038,176
North America	544,316	592,675
South America	219,618	216,414
Total property, plant and equipment and leasing equipment, net	$2,097,421	$2,481,181
________________________________________________________
(1) The United States, included in North America represents 19% of property, plant and equipment and leasing equipment, net as of March 31, 2025. The United States, included in North America, and Italy, included in Europe, represent 17% and 12% of property, plant and equipment and leasing equipment, net as of December 31, 2024, respectively. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.
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
The calculation of basic and diluted EPS is presented below (unaudited):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Net income	$102,386	$39,622
Less: Dividends on preferred shares	6,115	8,335
Less: Loss on redemption of preferred shares	6,327	—
Net income attributable to shareholders	$89,944	$31,287
Weighted Average Ordinary Shares Outstanding - Basic	102,552,436	100,245,905
Weighted Average Ordinary Shares Outstanding - Diluted	103,159,051	100,960,065

Earnings per share:
Basic	$0.88	$0.31
Diluted	$0.87	$0.31
For the three months ended March 31, 2025 and 2024, no shares have been excluded from the calculation of diluted EPS.
Preferred Shares
In February 2025, the Company redeemed in full the outstanding 4,940,000 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares at a redemption price equal to $25.00 per share in cash, plus $2.4 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of February 16, 2025.
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
15. RESTRUCTURING CHARGES
In connection with the Internalization and termination of the Management Agreement, the Company agreed to pay a total of $300.0 million to its Former Manager (for itself and on behalf of the Master GP, as applicable). At closing, the Company issued 1,866,949 ordinary shares valued at $150.0 million. The remaining balance was paid in cash on June 17, 2024. There were no restructuring charges recorded for the three months ended March 31, 2025 and 2024, respectively.
16. SUBSEQUENT EVENTS
Dividends
On April 30, 2025, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended March 31, 2025, payable on May 23, 2025 to the holders of record on May 16, 2025.
Additionally, on April 30, 2025, our Board of Directors also declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively, payable on May 19, 2025 to the holders of record on May 12, 2025.

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
Overview
We specialize in the acquisition, lease, repair and sale of aviation equipment, primarily CFM56-5B, CFM56-7B and V2500 aircraft engines. We repair and sell or lease, through our maintenance facilities, commercial expertise and exclusivity arrangements, refurbished aircraft engines and aftermarket components of aircraft engines, including PMA parts developed and manufactured through a joint venture.
We target assets which require maintenance repairs that can be performed through our proprietary Module Factory process of engineering. Refurbishing our own engines, modules and parts at significant scale incentivizes us to conduct repairs as efficiently as possible, which we believe creates a large opportunity to provide a low-cost, flexible, customer-driven alternative to engine maintenance for airlines and lessors worldwide.
As of March 31, 2025, we had total consolidated assets of $4.3 billion and total equity of $28.3 million.
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
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits for the year ended December 31, 2022, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of March 31, 2025, eight aircraft and seventeen engines were still located in Russia.
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
Strategic Capital Initiative

On December 30, 2024, the Company announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, will focus on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, will allow the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The Company has agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. The Company, as the General Partner, will manage the aircraft in the 2025 Partnership, and the Company will receive customary, market-based compensation. The Company has also made a minority investment and will make future investments in the 2025 Partnership. The Company expects to manage the aircraft for and make minority investments in, future partnerships.
Operating Segments
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to lessees, directly and also through its equity method investment. The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components for the CFM56-5B, CFM56-7B and V2500 commercial aircraft engines.
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

Comparison of the three months ended March 31, 2025 and 2024
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Aerospace products revenue (1)	$365,063	$189,057	$176,006
Lease income	68,471	53,240	15,231
Maintenance revenue	49,607	45,790	3,817
Asset sales revenue	18,939	38,607	(19,668)
Total revenues	502,080	326,694	175,386

Expenses
Cost of sales	248,714	142,804	105,910
Operating expenses	32,438	25,317	7,121
General and administrative	3,116	3,683	(567)
Acquisition and transaction expenses	7,292	6,179	1,113
Management fees and incentive allocation to affiliate	—	4,895	(4,895)
Depreciation and amortization	59,562	49,920	9,642
Asset impairment	—	962	(962)
Total expenses	351,122	233,760	117,362

Other (expense) income
Interest expense	(62,040)	(47,707)	(14,333)
Equity in losses of unconsolidated entities (2)	(7,614)	(667)	(6,947)
Other income (3)	43,941	634	43,307
Total other expense	(25,713)	(47,740)	22,027
Income before income taxes	125,245	45,194	80,051
Provision for income taxes	22,859	5,572	17,287
Net income	102,386	39,622	62,764
Less: Dividends on preferred shares	6,115	8,335	(2,220)
Less: Loss on redemption of preferred shares	6,327	—	6,327
Net income attributable to shareholders	$89,944	$31,287	$58,657
______________________________________________________
(1) Includes revenue of $100,638 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership. See Note 11 for additional information.
(2) Includes the profit elimination of $(6,950) and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.
(3) Includes gain on sale of $10,870 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net income attributable to shareholders	$89,944	$31,287	$58,657
Add: Provision for income taxes	22,859	5,572	17,287
Add: Equity-based compensation expense	4,889	510	4,379
Add: Acquisition and transaction expenses	7,292	6,179	1,113
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	6,327	—	6,327
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	962	(962)
Add: Incentive allocations	—	4,308	(4,308)
Add: Depreciation and amortization expense (1)	68,387	59,122	9,265
Add: Interest expense and dividends on preferred shares	68,155	56,042	12,113
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	41	(548)	589
Less: Equity in losses of unconsolidated entities (3)	664	667	(3)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$268,558	$164,101	$104,457
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) depreciation and amortization expense of $59,562 and $49,920, (ii) lease intangible amortization of $3,206 and $3,976 and (iii) amortization for lease incentives of $5,619 and $5,226, respectively.
(2) Includes the following items for the three months ended March 31, 2025 and 2024: (i) net loss of $664 and $667, (ii) depreciation and amortization expense of $158 and $119, and (iii) acquisition and transaction expenses of $547 and $0, respectively.
(3) Excludes the profit elimination of $6,950 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.
Revenues
Comparison of the three months ended March 31, 2025 and 2024
Total revenues increased by $175.4 million, driven by the following:
•Aerospace products revenue increased by $176.0 million, primarily due to a $165.2 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales including to the 2025 Partnership, as well as a $10.7 million increase in other revenues from QuickTurn and LMCES.
•Lease income increased by $15.2 million, primarily due to an increase in aircraft lease revenue of $11.6 million and an increase in engine lease revenue of $6.0 million, driven by an increased number of aircraft and engines on lease in addition to higher rental rates. This was partially offset by a decrease of $2.3 million in the Offshore Energy business driven by the sale of the two vessels during Q4 2024.
•Maintenance revenue increased by $3.8 million, primarily due to an increase in aircraft maintenance revenue of $1.6 million and an increase in engine maintenance revenue of $2.2 million, driven by an increased number of aircraft and engines on lease in Q1 2025 as compared to Q1 2024.
•Asset sales revenue decreased by $19.7 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, there were no aircraft and no engines sold in Q1 2025 as compared to four engines sold in Q1 2024.
Expenses
Comparison of the three months ended March 31, 2025 and 2024
Total expenses increased by $117.4 million, driven by the following:
•Cost of sales increased by $105.9 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period. This was partially offset by a decrease of $11.9 million, primarily due to an overall decrease in the number of sales transactions of engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Operating expenses increased by $7.1 million, primarily due to higher compensation and benefits expense due to the increase in employee headcount primarily due to the acquisition of LMCES in the third quarter of 2024.

•Depreciation and amortization increased by $9.6 million, primarily driven by an increase in the number of assets owned and on lease during the quarter, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
•Acquisition and transaction expenses increased by $1.1 million, primarily due to higher professional fees incurred in evaluating and completing strategic transactions.
•Management fees and incentive allocation to affiliate decreased by $4.9 million, due to a decrease in management and incentive fees to the Former Manager during 2024, with the Internalization effective May 28, 2024.
Other (expense) income
Total other expense decreased by $22.0 million, due to the following:
•Interest expense increased by $14.3 million, reflecting an increase in the average debt outstanding of approximately $955.7 million primarily due to increases in (i) the Senior Notes due 2031 of $700.0 million, which were issued in April 2024, (ii) the Senior Notes due 2032 of $800.0 million, which were issued in June 2024, (iii) the Senior Notes due 2033 of $497.6 million, which were issued in October 2024, and an increase in the (iv) Revolving Credit Facility of $10.0 million, partially offset by decreases in the (v) Senior Notes due 2025 of $651.9 million, which were redeemed in April 2024, and (vi) the Senior Notes due 2027 of $400.0 million, which were redeemed in October 2024.
•Equity in losses of unconsolidated entities increased by $6.9 million, primarily driven by the profit elimination of $6.7 million for sales to the 2025 Partnership within the Aerospace Segment.
•Other income increased by $43.3 million, primarily due to a $30.1 million insurance settlement, gain on sale of $10.9 million from the sale of aircraft to the 2025 Partnership, and a $2.4 million increase in interest income earned on financing receivables during 2025 within our Aviation Leasing Segment.
Provision for income taxes
The Provision for income taxes increased $17.3 million, primarily driven by higher income discussed above generated in the Aircraft Leasing and Aerospace Products segments within taxable jurisdictions.
Net income
Net income increased by $62.8 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $104.5 million, primarily due to the changes noted above.

Aviation Leasing Segment

As of March 31, 2025, in our Aviation Leasing segment, we own and manage 425 aviation assets, consisting of 107 commercial aircraft and 318 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of March 31, 2025, 88 of our commercial aircraft and 178 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 78% utilized during the three months ended March 31, 2025, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 44 months, and our engines currently on-lease have an average remaining lease term of 24 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2025	5	104	109
Purchases	—	13	13
Sales	—	(4)	(4)
Transfers	—	(11)	(11)
Assets at March 31, 2025	5	102	107

Engines
Assets at January 1, 2025	23	289	312
Purchases	—	22	22
Sales	—	—	—
Transfers	—	(16)	(16)
Assets at March 31, 2025	23	295	318
The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Lease income	$68,467	$50,913	$17,554
Maintenance revenue	49,607	45,790	3,817
Asset sales revenue	18,939	38,607	(19,668)
Total revenues	137,013	135,310	1,703

Expenses
Cost of sales	19,959	31,889	(11,930)
Operating expenses	7,426	8,207	(781)
Acquisition and transaction expenses	2,905	2,761	144
Depreciation and amortization	55,061	46,084	8,977
Asset impairment	—	962	(962)
Total expenses	85,351	89,903	(4,552)

Other income (expense)
Equity in losses of unconsolidated entities	(777)	(146)	(631)
Other income (1)	43,489	369	43,120
Total other income	42,712	223	42,489
Income before income taxes	94,374	45,630	48,744
Provision for income taxes	17,348	3,033	14,315
Net income attributable to shareholders	$77,026	$42,597	$34,429
________________________________________________________
(1) Includes gain on sale of $10,870 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net income attributable to shareholders	$77,026	$42,597	$34,429
Add: Provision for income taxes	17,348	3,033	14,315
Add: Equity-based compensation expense	175	105	70
Add: Acquisition and transaction expenses	2,905	2,761	144
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	962	(962)
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	63,886	55,286	8,600
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(128)	(83)	(45)
Less: Equity in losses of unconsolidated entities	777	146	631
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$161,989	$104,807	$57,182
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) depreciation expense of $55,061 and $46,084, (ii) lease intangible amortization of $3,206 and $3,976 and (iii) amortization for lease incentives of $5,619 and $5,226, respectively.
(2) Includes the following items for the three months ended March 31, 2025 and 2024: (i) net loss of $777 and $146, (ii) depreciation and amortization of $102 and $63, and (iii) acquisition and transaction expense of $547 and $0, respectively.
Comparison of the three months ended March 31, 2025 and 2024
Revenues
Total revenues increased by $1.7 million, driven by the following:
•Lease income increased by $17.6 million, due to an increase in aircraft lease revenue of $11.6 million and an increase in engine lease revenue of $6.0 million, driven by an increased number of aircraft and engines on lease in addition to higher rental rates.
•Maintenance revenue increased by $3.8 million, primarily due to an increase in aircraft maintenance revenue of $1.6 million and an increase in engine maintenance revenue of $2.2 million, driven by an increased number of aircraft and engines on lease in Q1 2025 as compared to Q1 2024.
•Asset sales revenue decreased by $19.7 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, there were no aircraft and no engines sold in Q1 2025 as compared to four engines sold in Q1 2024.
Expenses
Total expenses decreased by $4.6 million, driven by the following:
•Cost of sales decreased by $11.9 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue. Specifically, there were no aircraft and no engines sold in Q1 2025 as compared to four engines sold in Q1 2024.
•Operating expenses decreased by $0.8 million, primarily driven by a decrease in repairs and maintenance expense of $0.8 million and professional fees of $0.6 million, partially offset by an increase in insurance expense of $0.6 million.
•Depreciation and amortization increased $9.0 million, primarily driven by an increase in the number of assets owned and on lease during the quarter, partially offset by an increase in the number of aircraft redelivered and parted out into our engine leasing pool.
Other income (expense)
Total other income increased by $42.5 million, primarily due to a $30.1 million insurance settlement, gain on sale of $10.9 million from the sale of aircraft to the 2025 Partnership, and a $2.4 million increase in interest income earned on financing receivables during 2025.

Provision for income taxes
The provision for income taxes increased by $14.3 million, primarily due to the increase in income discussed above from leasing activities in jurisdictions subject to taxes.
Net income
Net income increased by $34.4 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $57.2 million, primarily due to the changes noted above.

Aerospace Products Segment
The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components primarily for the CFM56-5B, CFM56-7B and V2500 commercial aircraft engines. Our engine, module and parts sales are facilitated through a dedicated commercial maintenance program, designed to focus on modular and parts repair and refurbishment of CFM56-5B, CFM56-7B and V2500 engines. On December 30, 2024, with the launch of the 2025 Partnership, the Company entered into an agreement with our MRE business to supply replacement aircraft engines and modules for the life of the 2025 Partnership. In September 2024, we acquired LMCES to further enhance this business and establish permanent engine and module manufacturing capabilities. Refer to Note 3 “Acquisition of Lockheed Martin Commercial Engine Solutions”, for additional information. In addition, other serviceable used modules and parts are sold through our exclusive partnership, who is responsible for the teardown, repair, marketing and sales of parts from our CFM56-5B and CFM56-7B engine pool. In December 2023, we acquired the remaining interest in Quick Turn Engine Center LLC or “QuickTurn” (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56-5B and CFM56-7B engine. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs.
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Aerospace products revenue (1)	365,063	189,057	176,006

Expenses
Cost of sales	228,755	110,915	117,840
Operating expenses	5,687	7,470	(1,783)
Acquisition and transaction expenses	1,132	246	886
Depreciation and amortization	3,584	933	2,651
Total expenses	239,158	119,564	119,594

Other expense
Equity in earnings (losses) of unconsolidated entities	113	(521)	634
Total other income (expense)	113	(521)	634
Income before income taxes	126,018	68,972	57,046
Provision for income taxes	19,375	2,539	16,836
Net income	106,643	66,433	40,210
Net income attributable to shareholders	$106,643	$66,433	$40,210
________________________________________________________
(1) Includes revenue of $100,638 and $0 for the three months ended March 31, 2025 and 2024, respectively, for sales to the 2025 Partnership. See Note 11 for additional information.
The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net income attributable to shareholders	$106,643	$66,433	$40,210
Add: Provision for income taxes	19,375	2,539	16,836
Add: Equity-based compensation expense	155	70	85
Add: Acquisition and transaction expenses	1,132	246	886
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	3,584	933	2,651
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	169	(465)	634
Less: Equity in (earnings) losses of unconsolidated entities	(113)	521	(634)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$130,945	$70,277	$60,668
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) net income (loss) of $113 and $(521), and (ii) depreciation and amortization expense of $56 and $56, respectively.
Comparison of the three months ended March 31, 2025 and 2024
Revenues
Total Aerospace Products revenue increased by $176.0 million, primarily due to a $165.2 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales including to the 2025 Partnership, as well as a $10.7 million increase in other revenues from the QuickTurn and LMCES.
Expenses
Total expenses increased by $119.6 million, due to the following:
•Cost of sales increased by $117.8 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $1.8 million, primarily due to higher compensation and benefits expense due to the increase in employee headcount from the acquisitions of LMCES in the third quarter of 2024.
•Depreciation and amortization increased by $2.7 million due to the acquisitions of LMCES in the third quarter of 2024.
•Acquisition and transaction expenses increased by $0.9 million, primarily driven by higher professional fees incurred in evaluating and completing strategic transactions.
Provision for income taxes
The Provision for income taxes increased by $16.8 million, primarily due to the increase in income discussed above from Aerospace Products activities in jurisdictions subject to taxes.
Net income
Net income increased by $40.2 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $60.7 million, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Lease income	4	2,327	(2,323)
Total revenues	4	2,327	(2,323)

Expenses
Operating expenses	19,325	9,640	9,685
General and administrative	3,116	3,683	(567)
Acquisition and transaction expenses	3,255	3,172	83
Management fees and incentive allocation to affiliate	—	4,895	(4,895)
Depreciation and amortization	917	2,903	(1,986)
Total expenses	26,613	24,293	2,320

Other income (expense)
Interest expense	(62,040)	(47,707)	(14,333)
Other income	452	265	187
Total other expense	(61,588)	(47,442)	(14,146)
Loss before income taxes	(88,197)	(69,408)	(18,789)
Benefit from income taxes	(13,864)	—	(13,864)
Net loss	(74,333)	(69,408)	(4,925)
Less: Dividends on preferred shares	6,115	8,335	(2,220)
Less: Loss on redemption of preferred shares	6,327	—	6,327
Net loss attributable to shareholders	$(86,775)	$(77,743)	$(9,032)
The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net loss attributable to shareholders	$(86,775)	$(77,743)	$(9,032)
Add: Benefit from income taxes	(13,864)	—	(13,864)
Add: Equity-based compensation expense	4,559	335	4,224
Add: Acquisition and transaction expenses	3,255	3,172	83
Add: Losses on the modification or extinguishment of debt and capital lease obligations	6,327	—	6,327
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	4,308	(4,308)
Add: Depreciation and amortization expense	917	2,903	(1,986)
Add: Interest expense and dividends on preferred shares	68,155	56,042	12,113
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(17,426)	$(10,983)	$(6,443)
Comparison of the three months ended March 31, 2025 and 2024
Revenues
Total revenues decreased by $2.3 million, primarily due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.

Expenses
Total expenses increased by $2.3 million, due to the following:
•Operating expenses increased $9.7 million primarily due to higher compensation and benefits expense due to the increase in employee headcount and increased overall compensation.
•Management fees and incentive allocation to affiliate decreased by $4.9 million, due to a decrease in management and incentive fees to the Former Manager with the Internalization effective May 28, 2024.
•Depreciation and amortization decreased by $2.0 million, due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.
Other income (expense)
Total other expense increased by $14.1 million, due to the following:
•Interest expense increased by $14.3 million, reflecting an increase in the average debt outstanding of approximately $955.7 million primarily due to increases in (i) the Senior Notes due 2031 of $700.0 million, which were issued in April 2024, (ii) the Senior Notes due 2032 of $800.0 million, which were issued in June 2024, (iii) the Senior Notes due 2033 of $497.6 million, which were issued in October 2024, and an increase in the (iv) Revolving Credit Facility of $10.0 million, partially offset by a decreases in the (v) Senior Notes due 2025 of $651.9 million, which were redeemed in April 2024, and (vi) the Senior Notes due 2027 of $400.0 million, which were redeemed in October 2024.
Benefit from income taxes
The benefit from income taxes increased by $13.9 million. This increase was primarily attributable to a tax benefit arising from an increase in corporate overhead expenses, which reduced taxable income from leasing and aerospace activities and led to a more favorable tax position for the company.
Net loss
Net loss decreased by $4.9 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $6.4 million, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during various environments. This includes limiting discretionary spending across the organization and re-prioritizing our investments as necessary. On December 30, 2024, the Company announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, will focus on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, will allow the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The Company has agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. The Company, as the General Partner, will manage the aircraft in the 2025 Partnership, and the Company will receive customary, market-based compensation. The Company has also made a minority investment and will make future investments in the 2025 Partnership. The Company expects to manage the aircraft for and make minority investments in, future partnerships.
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
•Cash used for the purpose of making investments was $339.4 million and $303.0 million during the three months ended March 31, 2025 and 2024, respectively.
•Distributions to shareholders, including cash dividends, were $36.9 million and $38.4 million during the three months ended March 31, 2025 and 2024, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $11.0 million and $9.4 million during the three months ended March 31, 2025 and 2024, respectively.
•During the three months ended March 31, 2025, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $290.0 million and $90.0 million, respectively. During the three months ended March 31, 2024, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $210.0 million and $35.0 million, respectively.
•Proceeds from the sale of assets were $263.1 million and $128.4 million during the three months ended March 31, 2025 and 2024, respectively.
•In February 2025, the Company redeemed in full the outstanding Series B preferred shares at a redemption price equal to $25.00 per share in cash, plus $2.4 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of February 16, 2025.
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
Historical Cash Flow
Comparison of the three months ended March 31, 2025 and 2024
The following table compares the historical cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flow Data:
Net cash used in operating activities	$(25,966)	$(345)
Net cash used in investing activities	(27,627)	(169,213)
Net cash provided by financing activities	50,610	144,026

Net cash used in operating activities increased $25.6 million, which primarily reflects certain adjustments to reconcile net income to cash provided by operating activities including (i) Changes in net working capital of $132.8 million and an increase in (ii) Gain on insurance recoveries of $30.1 million, partially offset by an increase in (iii) Net income of $62.8 million, a decrease in (iv) Gain on sale of assets, net of $38.6 million, and increases in (v) Deferred income taxes of $16.1 million, (vi) Depreciation and amortization of $9.6 million, (vii) Equity in losses of unconsolidated entities of $6.9 million and (viii) Equity-based compensation of $4.4 million.
Net cash used in investing activities decreased $141.6 million, primarily due to increases in (i) Proceeds from the sale of assets of $104.6 million, (ii) Return of deposits for acquisition of leasing equipment of $43.8 million, (iii) Proceeds from settlement of insurance claims of $30.1 million and a decrease in (iv) Acquisitions of leasing equipment of $9.6 million, partially offset by increases in (v) Deposits for acquisition of leasing equipment of $20.8 million and (vi) Investment in unconsolidated entities of $20.0 million.
Net cash provided by financing activities decreased $93.4 million, primarily due to increases in (i) Redemption of preferred shares of $124.2 million and (ii) Repayment of debt of $55.0 million, partially offset by increases in (iii) Proceeds from debt of $80.0 million and (iv) Receipt of maintenance deposits under operating lease agreements of $6.1 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2025, we had outstanding principal and interest payment obligations of $3.7 billion and $1.4 billion, respectively, of which only interest payments of $248.9 million are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of March 31, 2025, we had outstanding operating and finance lease obligations of $37.0 million, of which $3.2 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $122.3 million and $30.5 million on our ordinary shares and preferred shares, respectively.
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
Critical Accounting Estimates and Policies
There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
There have been no developments to recently issued accounting pronouncements, nor any changes to expected adoption dates or estimated effects on the Company’s consolidated financial statements and related footnote disclosures, from those previously reported on the Form 10-K for the year ended December 31, 2024.
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
As of March 31, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $2.0 million or a decrease of approximately $2.0 million in interest expense over the next 12 months.
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created and continue to create difficult operating environments for owners and operators in the aviation industry. As a provider of products and services to the commercial aviation industry, we are greatly affected by the overall economic conditions and other trends that affect our customers and lessees in that industry, including any projected market growth that may not materialize or be sustainable and any lasting effects of tariffs. The commercial aviation industry is historically cyclical and has been negatively affected in the past, and could be negatively affected in future periods, by geopolitical events, natural disasters, pandemics, supply chain disruptions, labor issues, environmental concerns (including climate change), lack of capital, cost inflation, and weak or volatile economic conditions. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets and international trade. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers and lessees to make reductions in future capital budgets and spending.
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
•governmental regulation, including on international trade;
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
Depending on the specific sector, the risk of contractual defaults may be elevated due to excess capacity as a result of oversupply during the most recent economic downturn. We lease assets to our lessees pursuant to fixed-price contracts, and our lessees then seek to utilize those assets to transport goods and provide services. If the price at which our lessees receive for their transportation services decreases as a result of an oversupply in the marketplace, then our lessees may be forced to reduce their prices in order to attract business (which may have an adverse effect on their ability to meet their contractual lease obligations to us), or may seek to renegotiate or terminate their contractual lease arrangements with us to pursue a lower-priced opportunity with another lessor, which may have a direct, adverse effect on us. See “-The aviation industry has experienced periods of oversupply during which lease rates and asset values have declined, particularly during economic downturns, and any future oversupply could materially adversely affect our results of operations and cash flows.” Any default by a material customer or lessee would have a significant impact on our profitability at the time the customer or lessee defaulted, which could materially adversely affect our operating results and growth prospects. In addition, some of our counterparties may reside in jurisdictions with legal and regulatory regimes that make it difficult and costly to enforce such counterparties’ obligations.
We acquire a high concentration of CFM56-5B, CFM56-7B and V2500 engines and related parts and our business, prospects, financial condition, results of operations and cash flows could be adversely affected by changes in market demand or problems specific to that asset or sector.
We acquire a high concentration of CFM56-5B, CFM56-7B and V2500 engines and related parts and our business and financial results could be adversely affected by sector-specific or asset-specific factors. If the market demand for such engines and related parts declines, it is redesigned or replaced by its manufacturer or it experiences design or technical problems, the value and rates relating to such asset may decline, and we may be unable to lease or sell such engines or related parts on favorable terms, if at all. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We operate in highly competitive markets.
The markets for our products and services are highly competitive. Market competition for opportunities to acquire aviation assets includes traditional transportation companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds and other private investors. Some of these competitors may have access to greater amounts of capital and/or to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus, these competitors may have certain advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Strong competition for investment opportunities could result in fewer such opportunities for us, as certain of these competitors have established and are establishing investment vehicles that target the same types of assets that we intend to purchase.
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
As of March 31, 2025, we had $3.6 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, focuses on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, will allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. We have agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. We provide aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company has also made a minority investment and will make future investments in the 2025 Partnership. We expect to provide aircraft management services to, and make minority investments in, future partnerships. Our Strategic Capital Initiative is subject to certain risks, which include, but are not limited to:
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
•Litigation Risk. One of our subsidiaries is the general partner of the 2025 Partnership and we expect to serve as general partner of future partnerships. As general partner, we may be subject to the risk of litigation by third parties, including investors in our Strategic Capital Initiative dissatisfied with our management of the 2025 Partnership and future partnerships or the performance thereof.
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
•Leverage Risk. Our Strategic Capital Initiative utilizes leverage in investments, which could materially adversely affect its ability to achieve positive rates of return on those investments. The use of leverage poses a significant degree of risk, including by significantly increasing the risk of loss associated with leveraged investments that decline in value, and enhances the possibility of a significant loss in the value of the investments made by our Strategic Capital Initiative.
•Risks of loss related to our investment. We made a minority investment and will make future investments in the 2025 Partnership and expect to make minority investments in future partnerships. Our investments are subject to the risk of loss if the 2025 Partnership and future partnership do not perform well. In addition, we receive servicing and profit participation fees for the services we provide to the 2025 Partnership and expect to perform for future partnerships. If the 2025 Partnership and future partnerships are not successful, that will have an adverse affect on our results of operations and cash flows.
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
•Hedging and Risk Management. Risk management activities may materially adversely affect the return on our Strategic Capital Initiative’s investments. When managing our Strategic Capital Initiative’s exposure to market risks, we expect to use hedging strategies, and if our risk management processes and systems are ineffective, we may be exposed to material unanticipated losses.
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
Our business is affected by the availability and price of the component parts that we use to maintain or repair our engines or for our partners to manufacture products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, pandemics, labor disputes, governmental actions, such as tariffs, and legislative or regulatory changes. As a result, our suppliers may fail to perform according to specifications when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance.
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
To the extent that we acquire assets in emerging markets – which we may do throughout the world – additional risks may be encountered that could adversely affect our business. Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. In addition, the currencies in which investments are denominated may be unstable, may be subject to significant depreciation and may not be freely convertible or may be subject to the imposition of other monetary or fiscal controls and restrictions.
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
The agreements governing our indebtedness, including, but not limited to, the indentures governing our senior unsecured notes due 2028, 2030, 2031, 2032 and 2033 (“Senior Notes”) and the Revolving Credit Facility, contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes and the Revolving Credit Facility restrict among other things, our and certain of our subsidiaries’ ability to:
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
•fund our working capital needs and maintain adequate liquidity; and

•finance other growth initiatives.
In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act or as an investment adviser under the Investment Advisers Act. As such, certain forms of financing such as finance leases may not be available to us. Please see “– If we are deemed an “investment company” under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”
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
Risks Related to Taxation
The Company has been and may be a passive foreign investment company (“PFIC”) and it could be a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes, which may result in adverse tax considerations for U.S. shareholders.
We believe that the Company was treated as a PFIC in the taxable years ended December 31, 2022, and December 31, 2023 (collectively with any other taxable years in which we are treated as a PFIC, the “PFIC Years”). Although we do not believe the Company was a PFIC in the taxable year ended December 31, 2024 and do not expect it to be a PFIC thereafter, no assurance can be given in that regard. In addition, the Company could be treated as a CFC for U.S. federal income tax purposes for any given taxable year.
If you are a U.S. person and do not make a valid qualified electing fund (“QEF”) election with respect to us and each of our PFIC subsidiaries, then, unless we are a CFC and you own 10% or more of our shares (by vote or value), you would generally be subject to special deferred tax with respect to certain distributions on our shares, any gain realized on a disposition of our shares, and certain other events. These rules generally continue to apply to each shareholder who held our shares during any PFIC Year (“PFIC Holders”) and has not made either (i) a valid QEF election for the first PFIC Year in which such shareholder held our shares or (ii) certain other elections with respect to our shares under the PFIC rules, even if the Company is not treated as a PFIC for any subsequent taxable year. The effect of this deferred tax could be materially adverse to you. Alternatively, if you are a PFIC Holder and make a valid QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our shares (by vote or value), you will generally not be subject to those taxes, but could recognize taxable income with respect to our shares in excess of any distributions that we make to you, thus giving rise to so called “phantom income” and to a potential out-of-pocket tax liability. No assurances can be given that any given shareholder will be able to make a valid QEF election with respect to us or our PFIC subsidiaries. See “U.S. Federal Income Tax Considerations —Considerations for U.S. Holders—PFIC Status and Related Tax Considerations.”
For any PFIC Year or taxable year of ours immediately following a PFIC Year, distributions made by us to a U.S. person will generally not be eligible for taxation at reduced tax rates generally applicable to “qualified dividends” paid by certain U.S. corporations and “qualified foreign corporations” to individuals. The more favorable rates applicable to other corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.
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
If there is not sufficient trading in our shares, or if 50% of our shares are held by certain 5% shareholders, we could lose our eligibility for an exemption from U.S. federal income taxation on rental income from our aircraft used in “international traffic” and could be subject to U.S. federal income taxation which would adversely affect our business and result in decreased cash available for distribution to our shareholders.
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
Some of our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently face or otherwise anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD, together with other countries comprising the membership of the “Inclusive Framework,” is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. Numerous countries, including European Union member states, have enacted or are expected to enact minimum tax legislation, and other countries may enact such legislation in the future. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business have increased and may further increase our liabilities for taxes (and possibly interest and penalties), which could harm our business, cash flows, results of operations and financial position. For instance, Bermuda has enacted a corporate tax regime with a 15% rate to which the Company is subject beginning January 1, 2025. The impact on the Company of these legislative and regulatory changes will depend on the timing of implementation, the exact nature of each country's legislation, guidance and regulations thereon and their application by tax authorities either prospectively or retrospectively. In addition, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.
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
Our board of directors has adopted the Incentive Plan, which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, tandem awards and other equity-based and non-equity based awards, in each case the Former Manager, to the directors, officers, employees, service providers, consultants and advisors of the Former Manager who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 30,000,000 ordinary shares for issuance under the Incentive Plan. As of March 31, 2025, rights relating to 1,659,533 of our ordinary shares were outstanding under the Incentive Plan. In the future on the date of any equity issuance by us during the remaining portion of the ten-year term of the Incentive Plan (including in respect of securities issued as consideration in an acquisition), the maximum number of shares available for issuance under the Plan will be increased to include an additional number of ordinary shares equal to ten percent (10%) of either (i) the total number of ordinary shares newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our ordinary shares, a number of our ordinary shares equal to 10% of (A) the gross capital raised in an equity issuance of equity securities other than ordinary shares during the ten-year term of the Incentive Plan, divided by (B) the fair market value of an ordinary share as of the date of such equity issuance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
3.2	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
3.3	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
3.4	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
3.5	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
4.1	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.2	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.3	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
4.4	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
4.5	Second Supplemental Indenture, dated as of January 28, 2022, between FTAI Italia DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028.
4.6	Third Supplemental Indenture, dated as of March 18, 2022, among AirOpCo 1ET Bermuda Ltd., AVSA Leasing 2, AVSA Leasing 4, AIRCOL 13, AIRCOL 20, AIRCOL 25, Wells Fargo Trust Company, National Association, not in its individual capacity but solely as owner trustee of MSN 5280 Trust, MSN 5333 Trust, MSN 5068 Trust, MSN 5406 Trust, Airlease Twenty Nine Limited, Airsal 2, Airsal 3 and Airsal 7, Wilmington Trust Company, a Delaware trust company, not in its individual capacity but solely as owner trustee of Aircol 26, Aircol 38, Aircol 33, Aircol 37, Aircol 35 and Aircol 36 and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030.
4.7	Fourth Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028.
4.8	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.9	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.10	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030.
4.11	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.12	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.13	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031.
4.14	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.15	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.16	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2032.
4.17	Indenture, dated as of October 9, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
4.18	Form of global note representing the Company’s 5.875% senior unsecured notes due 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
4.19	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.875% senior unsecured notes due 2033.

	Exhibit No.	Description
	4.20	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K, filed on March 3, 2025).
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023 (incorporated in Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
†	10.2	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.3	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.4	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
	10.6	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.7	Third Amended and Restated Credit Agreement, dated as of May 22, 2024, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024.
	10.8	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
*	10.9	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
*	10.10	Transition Services Agreement, dated May 28, 2024, by and between FTAI Aviation Ltd. and FIG LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.12	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Eun (Angela) Nam (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
*#	10.13	Amended and Restated Aircraft Sale and Purchase Agreement, dated as of April 30, 2025, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers.
*#	10.14	Amended and Restated Beneficial Interest Sale and Purchase Agreement, dated as of April 30, 2025, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing US (2025) LLC, FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
#	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	May 5, 2025
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	May 5, 2025
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer