Form 10-Q
period 2025-06-30
FTAI Aviation Ltd.
filed 2025-07-31
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-37386
FTAI AVIATION LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands		98-1420784
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

405 West 13th Street, 3rd Floor	New York	NY	10014
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (332) 239-7600
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Ordinary shares, $0.01 par value per share	FTAI	The Nasdaq Global Select Market
8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares	FTAIN	The Nasdaq Global Select Market
9.50% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares	FTAIM	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,570,598 ordinary shares outstanding at July 29, 2025.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	2	$301,911	$115,116
Accounts receivable, net (1)	2	239,535	150,823
Inventory, net	2	752,866	551,156
Assets held for sale		121,848	—
Other current assets (2)		343,225	408,923
Total current assets		1,759,385	1,226,018
Leasing equipment, net	4	1,849,116	2,373,730
Property, plant, and equipment, net	2	110,484	107,451
Investments	5	125,713	19,048
Intangible assets, net	6	14,449	42,205
Goodwill	3	75,634	61,070
Other non-current assets	2	166,294	208,430
Total assets		$4,101,075	$4,037,952

Liabilities
Current Liabilities
Accounts payable		$83,391	$69,119
Accrued liabilities		131,166	96,910
Current maintenance deposits		44,647	62,552
Current security deposits		17,231	18,100
Liabilities held for sale		30,883	—
Other current liabilities		43,622	100,565
Total current liabilities		350,940	347,246
Long-term debt, net	7	3,444,612	3,440,478
Non-current maintenance deposits	2	27,772	44,179
Non-current security deposits	2	14,693	26,830
Other non-current liabilities		98,114	97,851
Total liabilities		$3,936,131	$3,956,584

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,560,867 and 102,550,975 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)		$1,026	$1,026
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 6,800,000 and 11,740,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)		68	117
Additional paid in capital		(30,831)	153,328
Retained earnings (accumulated deficit)		194,681	(73,103)
Shareholders' equity		164,944	81,368
Total liabilities and equity		$4,101,075	$4,037,952
______________________________________________________
(1) Includes accounts receivable from the 2025 Partnership of $93,576 and $0 as of June 30, 2025 and December 31, 2024, respectively.
(2) Includes receivables from the 2025 Partnership of $18,141 and $0 as of June 30, 2025 and December 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2025	2024	2025	2024
Revenues
Aerospace products revenue		$420,686	$245,200	$685,111	$434,257
MRE Contract revenue		69,585	—	170,223	—
Lease income		62,439	70,754	130,879	123,915
Maintenance revenue		73,104	51,187	122,711	96,977
Asset sales revenue		47,915	72,433	66,854	111,040
Other revenue (1)		2,508	4,020	2,539	4,099
Total revenues	12	676,237	443,594	1,178,317	770,288

Expenses
Cost of sales		369,258	205,857	617,972	348,661
Operating expenses	2	34,328	29,099	66,766	54,416
General and administrative		2,442	2,969	5,558	6,652
Acquisition and transaction expenses		4,489	8,019	11,781	14,198
Management fees and incentive allocation to affiliate	11	—	3,554	—	8,449
Internalization fee to affiliate	15	—	300,000	—	300,000
Depreciation and amortization	4, 6	55,236	56,691	114,798	106,611
Asset impairment		—	—	—	962
Total expenses		465,753	606,189	816,875	839,949

Other (expense) income
Interest expense		(63,965)	(55,196)	(126,005)	(102,903)
Loss on extinguishment of debt		—	(13,920)	—	(13,920)
Equity in losses of unconsolidated entities (2)	5	(5,003)	(694)	(12,617)	(1,361)
Gain on sale to the 2025 Partnership		34,604	—	45,474	—
Other income (expense)		27,156	(498)	60,227	136
Total other expense		(7,208)	(70,308)	(32,921)	(118,048)
Income (loss) before income taxes		203,276	(232,903)	328,521	(187,709)
Provision for (benefit from) income taxes	10	37,878	(13,033)	60,737	(7,461)
Net income (loss)		165,398	(219,870)	267,784	(180,248)
Less: Dividends on preferred shares		3,709	8,335	9,824	16,670
Less: Loss on redemption of preferred shares		—	—	6,327	—
Net income (loss) attributable to shareholders		$161,689	$(228,205)	$251,633	$(196,918)

Earnings (loss) per share:	13
Basic		$1.58	$(2.26)	$2.45	$(1.96)
Diluted		$1.57	$(2.26)	$2.44	$(1.96)

Weighted average shares outstanding:
Basic		102,558,777	100,958,524	102,555,644	100,602,214
Diluted		103,147,860	100,958,524	103,144,727	100,602,214
______________________________________________________

(1) Includes servicing fees of $2,052 and $2,600 for the three and six months ended June 30, 2025, respectively, from the 2025 Partnership.
(2) Includes the profit elimination of $(4,935) and $(11,885) for the three and six months ended June 30, 2025, respectively, and $0 and $0 for the three and six months ended June 30, 2024, respectively, for sales to the 2025 Partnership.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2025
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Total Equity
Equity - December 31, 2024	$1,026	$117	$153,328	$(73,103)	$81,368
Net income				102,386	102,386
Total comprehensive income				102,386	102,386
Redemption of preferred shares		(49)	(117,791)		(117,840)
Loss on redemption of preferred shares			(6,327)		(6,327)
Issuance of ordinary shares			739		739
Dividends declared - ordinary shares			(30,767)		(30,767)
Dividends declared - preferred shares			(6,115)		(6,115)
Equity-based compensation			4,889		4,889
Equity - March 31, 2025	$1,026	$68	$(2,044)	$29,283	$28,333
Net income				165,398	165,398
Total comprehensive loss				165,398	165,398
Issuance of ordinary shares			174		174
Dividends declared - ordinary shares			(30,767)		(30,767)
Dividends declared - preferred shares			(3,709)		(3,709)
Equity-based compensation			5,515		5,515
Equity - June 30, 2025	$1,026	$68	$(30,831)	$194,681	$164,944

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2024
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$534	$175,883
Net income				39,622		39,622
Total comprehensive income				39,622		39,622
Dividends declared - ordinary shares			(30,074)			(30,074)
Dividends declared - preferred shares			(8,335)			(8,335)
Equity-based compensation			510			510
Equity - March 31, 2024	$1,002	$159	$218,074	$(42,163)	$534	$177,606
Net income				(219,870)		(219,870)
Total comprehensive income				(219,870)		(219,870)
Purchase of non-controlling interest					(534)	(534)
Issuance of ordinary shares	20		150,116			150,136
Dividends declared - ordinary shares			(30,074)			(30,074)
Dividends declared - preferred shares			(8,335)			(8,335)
Equity-based compensation			638			638
Equity - June 30, 2024	$1,022	$159	$330,419	$(262,033)	$—	$69,567

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$267,784	$(180,248)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in losses of unconsolidated entities (1)	12,617	1,361
Gain on sale of assets	(226,116)	(146,084)
Gain on sale of assets to the 2025 Partnership	(45,474)	—
Gain on insurance recoveries	(54,325)	—
Security deposits and maintenance claims included in earnings	(31,167)	(5,298)
Loss on extinguishment of debt	—	13,920
Equity-based compensation	10,404	1,148
Non-cash termination fee to affiliate	—	150,000
Depreciation and amortization	114,798	106,611
Asset impairment	—	962
Deferred income taxes	47,799	(9,724)
Change in fair value of guarantees	2,071	(1,041)
Amortization of lease intangibles and incentives	19,266	18,320
Amortization of deferred financing costs	5,749	5,107
Other	275	(37)
Change in:
Accounts receivable	(18,459)	(44,105)
Inventory	(268,771)	(58,997)
Other assets	13,922	(10,426)
Accounts payable and accrued liabilities	17,618	(19,659)
Management fees payable to affiliate	(760)	(6,217)
Other liabilities	(3,515)	(3,229)
Net cash used in operating activities	(136,284)	(187,636)

Cash flows from investing activities:
Investment in unconsolidated entities	(118,727)	—
Principal collections on finance leases	950	866
Principal collections on notes receivable	2,010	2,862
Acquisition of leasing equipment	(412,136)	(436,180)
Investments in financing receivables	(2,764)	(19,750)
Acquisition of property, plant and equipment	(11,085)	(2,471)
Acquisition of lease intangibles	2,757	1,174
Deposits for acquisition of leasing equipment (2)	(50,221)	(104,654)
Proceeds from sale of assets	589,337	333,660
Proceeds from sale of assets to the 2025 Partnership	397,148	—
Proceeds from settlement of insurance claims	54,325	—
Proceeds from deposits on sale of leasing equipment	251	4,580
Return of deposits for acquisition of leasing equipment (2)	44,303	530
Net cash provided by (used in) investing activities	$496,148	$(219,383)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from debt	$430,000	$1,839,250
Repayment of debt	(430,000)	(1,287,373)
Payment of deferred financing costs	(517)	(10,245)
Receipt of security deposits under operating lease agreements	2,606	3,976
Return of security deposits under operating lease agreements	(2,434)	—
Receipt of maintenance deposits under operating lease agreements	28,162	21,429
Release of maintenance deposits under operating lease agreements	(5,361)	(3,938)
Capital contributions from non-controlling interests	—	(534)
Redemption of preferred shares	(124,167)	—
Cash dividends - ordinary shares	(61,534)	(60,148)
Cash dividends - preferred shares	(9,824)	(16,669)
Net cash (used in) provided by financing activities	$(173,069)	$485,748

Net increase in cash and cash equivalents and restricted cash	186,795	78,729
Cash and cash equivalents and restricted cash, beginning of period	115,266	90,906
Cash and cash equivalents and restricted cash, end of period	$302,061	$169,635

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$12,102	$37,367
Acquisition of leasing equipment in accrued liabilities	(18,587)	(17,975)
Receipt of leasing equipment in settlement of accounts receivable	(3,357)	(330)
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	(47,017)	(12,108)
Decrease in leasing equipment for engines provided to aircraft lessees in lieu of cash reimbursements of maintenance deposits	3,846	6,794
Accounts receivable settled with security deposits	(1,715)	(4,077)
Accounts receivable settled with maintenance deposits	(9,248)	(24,536)
______________________________________________________
(1) Includes the profit elimination of $(11,885) and $0 for the six months ended June 30, 2025 and 2024, respectively, for sales to the 2025 Partnership within the Aerospace Products segment.
(2) Includes deposits for acquisition of leasing equipment paid on behalf of the 2025 Partnership of $23,473 and $0 for the six months ended June 30, 2025 and 2024, respectively, and return of deposits for the acquisition of leasing equipment reimbursed from the 2025 Partnership of $42,813 and $0 for the six months ended June 30, 2025 and 2024, respectively.

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
We conduct engine maintenance at our 100% owned facilities in Montréal and Miami, as well as through our 50% equity ownership in QuickTurn Europe, located in Rome. Collectively, these facilities span over 900,000 square feet equipped with advanced tooling, engine test cells, and engineering capabilities to support a wide range of component repairs and service requirements. In addition, we also support global operations through exclusive arrangements and strategic partnerships at key locations worldwide. Our principal corporate location is in New York City, and we have a global presence through our offices in Cardiff, Dubai, Dublin and Singapore, in addition to Montréal, Miami and Rome.
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
On May 28, 2024, the Company also entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the services provided by the Former Manager to the Company and its affiliates immediately prior to May 28, 2024 (the “Services”) for a transition period until October 31, 2024, during which the Company procured replacements for the Services. In addition, the Former Manager was required to continue to provide the services that were reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, plus a mark-up of ten percent (10%).
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
During the three and six months ended June 30, 2025, 33 and 37 of the aircraft were sold for a gain of $34.6 million and $45.5 million, respectively, which was recognized within gain on sale to the 2025 Partnership. The aircraft sales (and the remaining 8 aircraft to be sold) are accounted for under ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, as they are non-recurring in nature and not considered part of the Company’s ordinary activities.
During the three and six months ended June 30, 2025, the Company received $24.2 million and $54.3 million, respectively, in insurance recoveries in connection with the settlement of claims related to the aircraft and engines located in Russia and recorded the gain within other income.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers and lessees. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned 11% and 14% of our revenue from one customer in the Aviation Leasing segment during the three and six months ended June 30, 2025. We earned 19% and 13% of our revenue from one customer in the Aerospace Products segment during the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, there was one customer in the Aerospace Products segment that represented 39% of total accounts receivable, net. As of December 31, 2024, no single customer accounted for greater than 10% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our leasing receivables on a lessee-by-lessee basis. The allowance for doubtful accounts was $28.4 million and $74.9 million as of June 30, 2025 and December 31, 2024, respectively. We determine the credit loss reserve for note receivables, receivables related to finance leases and inventory sales. There was a provision for credit losses of $0.0 million and $0.2 million for the three and six months ended June 30, 2025, respectively. There was a provision for credit losses of $0.1 million for the three and six months ended June 30, 2024, included in operating expenses. Receivables are written off after all reasonable means to collect the full amount have been exhausted.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other Current Assets—Other current assets are summarized as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Notes receivable	$182,720	$165,338
Financing receivable resulting from failed sale-leaseback transactions	39,606	32,486
Prepaid expenses including prepayments for maintenance that has not yet been incurred	30,605	87,323
Purchase deposits	22,120	83,229
Maintenance right assets	20,844	—
Tax assets	19,776	31,622
Contract asset from the 2025 Partnership	15,184	—
Other	12,370	8,925
Other current assets	$343,225	$408,923
Other Non-Current Assets—Other non-current assets are summarized as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Lease incentives	$47,695	$56,812
Deferred tax assets	34,681	42,893
Operating lease assets	27,592	28,729
Financing receivable resulting from failed sale-leaseback transactions	21,215	28,412
Maintenance right assets	16,658	25,907
Engine management contract assets	9,550	7,162
Other	8,903	18,515
Other non-current assets	$166,294	$208,430
Other Current Liabilities—Other current liabilities are summarized as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Deposits on sales of leasing equipment	34,216	$87,296
Other	9,406	13,269
Other current liabilities	$43,622	$100,565
Assets Held for Sale—We classify assets as held for sale when the Company commits to a plan to sell and it is probable that the sale will be completed within one year. These assets are recorded at the lower of their carrying value or fair market value, less costs to sell, starting from the period in which they meet the criteria for this classification.

The Company expects to sell the remaining eight Seed Assets to the 2025 Partnership which had been classified as held for sale in the first quarter of 2025. Upon reclassification, depreciation of the long-lived assets within the disposal group ceased, and the related assets and liabilities were transferred to assets held for sale and liabilities held for sale, respectively. The sales are expected to be completed in 2025.

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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Assets and liabilities held for sale are summarized as follows (unaudited):

June 30, 2025
Leasing equipment, net	$120,773
Intangible assets, net	158
Other non-current assets	917
Assets held for sale	$121,848

Current maintenance deposits	$19,322
Current security deposits	—
Non-current maintenance deposits	3,456
Non-current security deposits	2,738
Other non-current liabilities	5,367
Liabilities held for sale	$30,883
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three and six months ended June 30, 2025 and 2024, the Board of Directors declared cash dividends of $0.30 and $0.60 per ordinary share, respectively.
Additionally, in the quarter ended June 30, 2025, the Board of Directors declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively.
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
Therefore, when the costs to manufacture the assets are greater than (predominant to) the estimated value transferred from leasing equipment into inventory, the related cash receipt has been reported as an inflow in net cash (used in) provided by operating activities.
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
With respect to purchases of aircraft and engines, when the expected predominant source of cash inflows from the acquired leasing equipment at the time of acquisition is from leasing activities, the related cash outflow is reported as an outflow in net cash used in investing activities. When the expected predominant source of cash inflows is from sales transactions, the related cash outflow is reported as an outflow in net cash (used in) provided by operating activities.
The cash and noncash related activities described above during the six months ended June 30, 2025 and 2024 are detailed below (unaudited):

	Six Months Ended June 30,
(in thousands)	2025	2024

Cost of modules and parts sold sourced from engines originally within leasing equipment	$3,369	$21,861
Transfers of engines from leasing equipment to inventory for manufacturing and sale	128,752	70,897
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(159,997)	(98,192)
Total outflows related to manufacturing modules and parts - included in net cash used in operating activities	(313,998)	(128,988)
Cash received for assets sold sourced from leasing equipment - inflow included in net cash provided by operating activities	43,011	38,649
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in net cash provided by investing activities	415,416	134,204
Cash paid for engine and aircraft inventory - outflow included in net cash used in operating activities	(25,715)	—

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Recent Accounting Pronouncements—In August 2023, the FASB issued ASU 2023‑05, Business Combinations – Joint Venture Formations, which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023‑05 are effective for joint ventures that are formed on or after January 1, 2025. In the second quarter of 2025, the Company entered into a joint venture and is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
There have been no other changes to the discussion of recently issued accounting standards included in our Annual Report on Form 10‑K for the year ended December 31, 2024. Specifically, we continue to monitor the future adoption of ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, and ASU 2024‑03, Income Statement—Reporting Comprehensive Income (Topic 220): Improvements to Reportable Segment Expense Disclosures, both of which have future effective dates. We are currently evaluating the impact these standards may have on our consolidated financial statements and related disclosures.
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
The acquisition of LMCES was accounted for as a business combination and, as such, the following fair values were assigned to assets acquired and liabilities assumed based on the Company’s estimates and assumptions. The significant assumptions used to estimate the fair values of the property, plant, and equipment and inventory included replacement cost estimates and market data for similar assets where available.
Subsequent to the acquisition, in the quarter ended June 30, 2025, measurement period adjustments as of the acquisition date were made as a result of the finalization of the net working capital adjustments which increased total consideration by $14.1 million. This adjustment resulted in an increase in goodwill of $14.1 million.
The following table summarizes the allocation of the net assets acquired:

September 9, 2024
Fair value of assets acquired:
Current Assets
Accounts receivable	$10,758
Inventory	25,498
Other current assets	6,795
Total current assets	43,051
Property, plant, and equipment	72,151
Leasing equipment	5,675
Other non-current assets	10,633
Total assets	131,510
Fair value of liabilities assumed:
Current Liabilities
Accounts payable	7,669
Accrued liabilities	1,692
Other current liabilities	5,130
Total current liabilities	14,491
Other non-current liabilities	14,347
Total liabilities	28,838
Goodwill (1)	71,040
Net assets acquired (2)	$173,712
________________________________________________________
(1) Goodwill is primarily attributable to the assembled workforce of FTAIC and the synergies expected to be achieved. This goodwill is assigned to the Aerospace Products segment and is deductible for income tax purposes.
(2) Total consideration is calculated as cash paid, adjusted for the settlement of pre-existing relationships.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents fair values of the components of property, plant and equipment acquired and their estimated useful lives:

	Estimated useful life in years	Estimated Fair value
Buildings and improvements	25	$40,953
Machinery and equipment	2 - 21	30,397
Other	N/A	801
Total		$72,151
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

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Total revenue	$466,007	$804,283
Net income attributable to shareholders	$(225,945)	$(193,843)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Leasing equipment	$2,342,123	$2,963,452
Less: Accumulated depreciation	(493,007)	(589,722)
Leasing equipment, net	$1,849,116	$2,373,730
We identified certain assets in our leasing equipment portfolio with indicators of impairment. During the three and six months ended June 30, 2025, the Company did not record any transactional impairment charges. In comparison, for the three and six months ended June 30, 2024 the Company recognized transactional impairment charges of $0.0 million and $1.0 million, respectively, net of redelivery compensation.
Depreciation expense for leasing equipment is summarized as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense for leasing equipment	$51,249	$55,658	107,135	104,560

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2025 (unaudited)	December 31, 2024
Advanced Engine Repair JV	Equity method	25%	$19,956	$19,048
2025 Partnership	Equity method	20%	95,306	—
QuickTurn Europe	Equity method	50%	10,451	—
			$125,713	$19,048
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2025 and 2024.
The following table presents our proportionate share of equity in (losses) earnings (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advanced Engine Repair JV	$795	$(633)	$908	$(1,154)
Falcon MSN 177 LLC	—	(61)	—	(207)
2025 Partnership (1)	(5,717)	—	(13,444)	—
QuickTurn Europe	(81)	—	(81)	—
Total	$(5,003)	$(694)	$(12,617)	$(1,361)
______________________________________________________

(1) Includes the profit elimination of $(4,935) and $(11,885) for the three and six months ended June 30, 2025, respectively, and $0 and $0 for the three and six months ended June 30, 2024, respectively, for sales to the 2025 Partnership.
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
2025 Partnership
In 2025, we invested $108.8 million in the 2025 Partnership, an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which we are the Servicer and hold a 20% limited partner ownership. We exercise significant influence over this investment and account for it using the equity method. As the Servicer, we are responsible for lessee invoicing and collections, airline relationship management, contracts management including lease extension and aircraft deliveries and redeliveries. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement, the elimination of profit on sales of engine and modules to the 2025 Partnership under ASC 606, and the servicing fees charged by us in our capacity as the Servicer to the 2025 Partnership. The profit from the MRE Contract revenue is eliminated through equity method earnings and will be recognized over time as the 2025 Partnership generates income from leasing and sales activities.
QuickTurn Europe
On June 5, 2025, we invested $10.5 million for a 50% interest in Quick Turn Engine Center Europe S.r.l. (previously IAG Engine Center Europe S.r.l.) or “QuickTurn Europe”, a 200,000 square-foot CFM56 engine maintenance repair and overhaul facility located at the Rome Fiumicino Airport. The joint venture was established to expand our global engine maintenance capabilities and meet increasing demand for MRE services. We account for our investment in QuickTurn Europe as an equity method investment as we have significant influence through our interest.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Intangible assets
Acquired favorable lease intangibles	$22,943	$70,375
Less: Accumulated amortization	(9,769)	(29,664)
Acquired favorable lease intangibles, net	13,174	40,711
Acquired customer relationships	1,907	1,907
Less: Accumulated amortization	(632)	(413)
Acquired customer relationships, net	1,275	1,494
Total intangible assets, net	$14,449	$42,205

Intangible liabilities
Acquired unfavorable lease intangibles	$9,911	$13,767
Less: Accumulated amortization	(1,473)	(1,259)
Acquired unfavorable lease intangibles, net	$8,438	$12,508
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows (unaudited):

	Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Lease intangibles	Lease income	$2,153	$3,786	$5,359	$7,762
Customer relationships	Depreciation and amortization	124	95	219	212
Total		$2,277	3,881	$5,578	7,974
As of June 30, 2025, estimated net annual amortization of intangibles is as follows (unaudited):

Remainder of 2025	$1,807
2026	1,435
2027	949
2028	1,512
2029	547
Thereafter	(239)
Total	$6,011

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2025 (unaudited)			December 31, 2024
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	$—
Total loans payable	—			—
Bonds payable
Senior Notes due 2028 (2)	1,001,191	5.50%	5/1/28	1,001,382
Senior Notes due 2030 (3)	497,266	7.88%	12/1/30	497,071
Senior Notes due 2031	700,000	7.00%	5/1/31	700,000
Senior Notes due 2032	800,000	7.00%	6/15/32	800,000
Senior Notes due 2033 (4)	497,665	5.88%	4/15/33	497,551
Total bonds payable	3,496,122			3,496,004

Debt	3,496,122			3,496,004
Less: Debt issuance costs	(51,510)			(55,526)
Total debt, net	$3,444,612			$3,440,478

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized premium of $1,191 and $1,382 at June 30, 2025 and December 31, 2024, respectively.
(3) Includes an unamortized discount of $2,734 and $2,929 at June 30, 2025 and December 31, 2024, respectively.
(4) Includes an unamortized discount of $2,335 and $2,449 at June 30, 2025 and December 31, 2024, respectively.
We were in compliance with all debt covenants as of June 30, 2025.
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
The fair values of our bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	June 30, 2025 (unaudited)	December 31, 2024
Senior Notes due 2028	$995,240	$980,140
Senior Notes due 2030	530,645	526,380
Senior Notes due 2031	725,613	713,923
Senior Notes due 2032	826,984	816,904
Senior Notes due 2033	493,790	483,100
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $11.0 million and $8.9 million as of June 30, 2025 and December 31, 2024, respectively, and are reflected as a component of other non-current liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three and six months ended June 30, 2025, the Company recorded increases related to the change in fair value of $1.8 million and $2.1 million, respectively, which are recorded in Asset sales revenue. During the three and six months ended June 30, 2024, the Company recorded increases related to the change in fair value of $0.8 million and $1.0 million, respectively, which are recorded in Asset sales revenue.

Given variability in the condition of the engines at the end of the lease terms, which range from 3 to 8 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at June 30, 2025 was $43.0 million, which is not reasonably expected.
We measure the fair value of certain assets on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the leasing and sale of assets.
9. EQUITY-BASED COMPENSATION
We have a FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors.
As of June 30, 2025, the Incentive Plan provides for the issuance of up to 5.7 million shares. Equity-based compensation expense is reported within cost of sales and operating expenses.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Equity-based compensation for each type of award was as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2025	2024
Stock Options	$127	$42	$254	$42	$1,524	8.2 years
Performance shares	3,501	—	6,763	—	43,762	3.3 years
Restricted Shares	1,887	596	3,387	1,106	17,773	2.2 years
Total	$5,515	$638	$10,404	$1,148	$63,059

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Options
In 2025, the Company did not issue any options to employees.
During the six months ended June 30, 2024, the Former Manager transferred 37,343 of its options to certain of the Former Manager’s employees. Additionally, the Company granted options to select employees related to 60,000 ordinary shares at an exercise price of $79.13, which had a grant date fair value of $2.1 million. The assumptions used in valuing the options were: a 4.52% risk-free rate, a 1.50% dividend yield, a 43.00% volatility and a 6.8 year term.
Performance Shares
During the six months ended June 30, 2025, we issued performance shares to select officers and employees of the Company with a grant date fair value of $4.4 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
Restricted Shares
During the six months ended June 30, 2025, we issued restricted shares to select officers and employees of the Company with a grant date fair value of $5.5 million, vesting over 3 years.
Additionally, we issued restricted shares to the directors of the Company with a grant date fair value of $0.8 million. These awards vest on the earlier of (i) the one-year anniversary of the grant date (May 29, 2026) or (ii) the date of the Company’s next annual general meeting of shareholders occurring after the grant date.
During the six months ended June 30, 2024, we issued restricted shares of the Company to select employees that had a grant date fair value of $5.7 million and vest over 4.0 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods, with 50% of the units vesting on June 30, 2027 and the remaining units vesting on June 30, 2028.
Additionally, we issued restricted shares of the Company to select officers of the Company that had a grant date fair value of $5.5 million and vest over 3.0 years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the three-year vesting period.
All awards are subject to continued employment, with compensation expense recognized ratably over the vesting periods. The fair values of the cumulative diluted EPS performance shares and restricted shares were based on the closing price of the Company’s ordinary shares on the respective grant dates, and the fair value of the total shareholder return performance shares was determined using the Monte Carlo simulation.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. INCOME TAXES
The current and deferred components of the provision for income taxes are as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current:
Cayman Islands	$—	$—	$—	$—
Bermuda	—	—	—	—
United States:
Federal	7,615	884	7,859	1,184
State and local	1,155	(289)	1,545	289
Other Non-U.S. including Pillar Two top-up tax	1,992	643	3,534	789
Total current provision	10,762	1,238	12,938	2,262
Deferred:
Cayman Islands	—	—	—	—
Bermuda	6,195	(11,265)	10,636	(7,826)
United States:
Federal	4,206	543	5,432	1,311
State and local	2,068	625	2,446	267
Other Non-U.S.	14,647	(4,174)	29,285	(3,475)
Total deferred provision (benefit)	27,116	(14,271)	47,799	(9,723)

Total provision for (benefit from) income taxes	$37,878	$(13,033)	$60,737	$(7,461)
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
As of and for the six months ended June 30, 2025, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2021. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
11. AFFILIATE TRANSACTIONS AND FORMER MANAGEMENT AGREEMENT
Strategic Capital Initiative – 2025 Partnership
On December 30, 2024, the Company announced the launch of its Strategic Capital Initiative in collaboration with third-party institutional investors. As part of the first partnership under the initiative, certain subsidiaries of the Company entered into an Aircraft Sale and Purchase Agreement, dated December 30, 2024, and a Beneficial Interest Sale and Purchase Agreement, dated December 30, 2024 (together, and as each may be amended from time to time, the “Aircraft Sale and Purchase Agreements”), pursuant to which special purpose entities (the “SPVs”) of the 2025 Partnership will acquire 45 on-lease 737NG and A320ceo aircraft for an aggregate net purchase price of approximately $500.0 million, subject to certain customary closing conditions. The SPVs have entered into agreements with third-party institutional investors for capital commitments to the SPVs. The Company also made a minority capital commitment and will make additional commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors.
During 2024 and the six month period ended June 30, 2025, on behalf of the 2025 Partnership, the Company paid refundable deposits of $19.3 million and $23.5 million to unrelated, third-parties on future purchases of aircraft, respectively. As of June 30, 2025, the 2025 Partnership fully reimbursed the Company $42.8 million in refundable deposits.
The Company, along with certain subsidiaries of the SPVs, has entered into an MRE agreement that requires the Company to sell serviceable engines and modules and purchase unserviceable engines and modules from the SPVs when aircraft controlled by the SPVs need such serviceable engines and modules to fulfill their obligations under an aircraft lease. Under this agreement, the Company will sell CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to the SPVs and

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
purchase unserviceable engines and modules for a net cash purchase price. The net cash purchase price received by the Company is contractual and customary market-based compensation for fulfilling such performance obligations. Revenue from these transactions, classified as MRE Contract revenue, is recognized under ASC 606 when control of the serviceable engine or module transfers to the 2025 Partnership. During the three and six month period June 30, 2025, the Company recorded $69.6 million and $170.2 million of MRE Contract revenue, respectively, for the sale and purchase of such engines to and from the 2025 Partnership.
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
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the Services for a transition period through October 31, 2024, during which the Company procured replacements for the Services. In addition, the Former Manager was required to continue to provide the services that were reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, plus a mark-up of ten percent (10%).
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the management fees and income incentive allocation prior to the Internalization (unaudited):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Management fees	$405	$992
Income incentive allocation	3,148	7,456
Total	$3,553	$8,448
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
The following table summarizes our reimbursements to the Former Manager (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Classification in the Consolidated Statements of Operations:
General and administrative	$133	$1,608	$329	$3,558
Acquisition and transaction expenses	71	370	175	687
Total	$204	$1,978	$504	$4,245
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
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, internalization fee and management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective May 28, 2024. Additionally, Corporate and Other also includes results from an offshore energy business, which consists of equipment that support offshore oil and gas activities and production. We previously owned two offshore vessels that were sold in the fourth quarter of 2024.

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
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment (unaudited):
I. For the Three Months Ended June 30, 2025

	Three Months Ended June 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$—	$420,686	$—	$—	420,686
MRE Contract revenue	—	69,585	—	—	69,585
Lease income	62,439	—	—	—	62,439
Maintenance revenue	73,104	—	—	—	73,104
Asset sales revenue	47,915	—	—	—	47,915
Other revenue (1)	2,508	—	—	—	2,508
Total revenues	$185,966	$490,271	$—	$—	$676,237

Expenses
Cost of sales	51,789	317,469	—	—	369,258
Operating expenses	11,089	8,989	14,250	—	34,328
General and administrative	—	—	2,442	—	2,442
Acquisition and transaction expenses	577	1,414	2,498	—	4,489
Depreciation and amortization	50,423	3,704	1,109	—	55,236
Total expenses	113,878	331,576	20,299	—	465,753

Other income (expense)
Interest expense	—	—	(63,965)	—	(63,965)
Equity in (losses) earnings of unconsolidated entities (2)	(782)	714	—	(4,935)	(5,003)
Gain on sale to the 2025 Partnership	34,604	—	—	—	34,604
Other income	26,974	—	182	—	27,156
Total other income (expense)	60,796	714	(63,783)	(4,935)	(7,208)
Income (loss) before income taxes	132,884	159,409	(84,082)	(4,935)	203,276
Provision for (benefit from) income taxes	26,453	25,827	(14,402)	—	37,878
Net income (loss)	106,431	133,582	(69,680)	(4,935)	165,398
Less: Dividends on preferred shares	—	—	3,709	—	3,709
Net income (loss) attributable to shareholders	$106,431	$133,582	$(73,389)	$(4,935)	$161,689
______________________________________________________
(1) Includes servicing fees of $2,052 for the three months ended June 30, 2025 from the 2025 Partnership.
(2) Includes the profit elimination of $(4,935) for the three months ended June 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended June 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$8,595	$17,000	$—	$25,595
Asia	54,211	39,327	—	$93,538
Europe	83,257	126,444	—	$209,701
North America	31,602	298,039	—	$329,641
South America	8,301	9,461	—	$17,762
Total revenues (1)	$185,966	$490,271	$—	$676,237
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 38% and 14% of total revenues, respectively, based on the location of our lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2025

	Six Months Ended June 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$—	$685,111	$—	$—	$685,111
MRE Contract revenue	—	170,223	—	—	170,223
Lease income	130,879	—	—	—	130,879
Maintenance revenue	122,711	—	—	—	122,711
Asset sales revenue	66,854	—	—	—	66,854
Other revenue (1)	2,535	—	4	—	2,539
Total revenues	$322,979	$855,334	$4	$—	$1,178,317

Expenses
Cost of sales	71,748	546,224	—	—	617,972
Operating expenses	18,515	14,676	33,575	—	66,766
General and administrative	—	—	5,558	—	5,558
Acquisition and transaction expenses	3,482	2,546	5,753	—	11,781
Depreciation and amortization	105,484	7,288	2,026	—	114,798
Total expenses	199,229	570,734	46,912	—	816,875

Other income (expense)
Interest expense	—	—	(126,005)	—	(126,005)
Equity in (losses) earnings of unconsolidated entities (2)	(1,559)	827	—	(11,885)	(12,617)
Gain on sale to the 2025 Partnership	45,474	—	—	—	45,474
Other income	59,593	—	634	—	60,227
Total other income (expense)	103,508	827	(125,371)	(11,885)	(32,921)
Income (loss) before income taxes	227,258	285,427	(172,279)	(11,885)	328,521
Provision for (benefit from) income taxes	43,801	45,202	(28,266)	—	60,737
Net income (loss)	183,457	240,225	(144,013)	(11,885)	267,784
Less: Dividends on preferred shares	—	—	9,824	—	9,824
Less: Loss on redemption of preferred shares	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$183,457	$240,225	$(160,164)	$(11,885)	$251,633
______________________________________________________
(1) Includes servicing fees of $2,600 for the six months ended June 30, 2025 from the 2025 Partnership.
(2) Includes the profit elimination of $(11,885) for the six months ended June 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Six Months Ended June 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$10,794	$26,482	$—	$37,276
Asia	86,352	82,286	4	$168,642
Europe	157,301	223,316	—	$380,617
North America	49,865	505,471	—	$555,336
South America	18,667	17,779	—	$36,446
Total revenues (1)	$322,979	$855,334	$4	$1,178,317
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 33% and 16% of total revenues, respectively, based on the location of our lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of June 30, 2025:

Operating Leases
Remainder of 2025	$91,960
2026	135,206
2027	114,153
2028	95,939
2029	66,769
Thereafter	91,318
Total	$595,345

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2024

	Three Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Aerospace products revenue	—	245,200	—	245,200
Lease income	$60,759	$—	$9,995	$70,754
Maintenance revenue	51,187	—	—	51,187
Asset sales revenue	72,433	—	—	72,433
Other revenue	58	—	3,962	4,020
Total revenues	$184,437	$245,200	$13,957	$443,594

Expenses
Cost of sales	58,969	146,888	—	205,857
Operating expenses	8,782	6,423	13,894	29,099
General and administrative	—	—	2,969	2,969
Acquisition and transaction expenses	1,969	525	5,525	8,019
Management fees and incentive allocation to affiliate	—	—	3,554	3,554
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	52,672	938	3,081	56,691
Total expenses	122,392	154,774	329,023	606,189

Other expense
Interest expense	—	—	(55,196)	(55,196)
Loss on extinguishment of debt	—	—	(13,920)	(13,920)
Equity in losses of unconsolidated entities	(61)	(633)	—	(694)
Other (expense) income	(911)	—	413	(498)
Total other expense	(972)	(633)	(68,703)	(70,308)
Income (loss) before income taxes	61,073	89,793	(383,769)	(232,903)
Provision for (benefit from) income taxes	8,293	4,918	(26,244)	(13,033)
Net income (loss)	52,780	84,875	(357,525)	(219,870)
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders	$52,780	$84,875	$(365,860)	$(228,205)
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$1,255	$2,585	$—	$3,840
Asia	33,642	28,530	13,957	76,129
Europe	107,573	104,900	—	212,473
North America	26,162	105,770	—	131,932
South America	15,805	3,415	—	19,220
Total revenues (1)	$184,437	$245,200	$13,957	$443,594
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 29% and 25% of total revenues, respectively, based on the location of our lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2024

	Six Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Aerospace products revenue	$—	$434,257	$—	$434,257
Lease income	111,605	—	12,310	123,915
Maintenance revenue	96,977	—	—	96,977
Asset sales revenue	111,040	—	—	111,040
Other revenue	125	—	3,974	4,099
Total revenues	$319,747	$434,257	$16,284	$770,288

Expenses
Cost of sales	90,858	257,803	—	348,661
Operating expenses	16,989	13,893	23,534	54,416
General and administrative	—	—	6,652	6,652
Acquisition and transaction expenses	4,730	771	8,697	14,198
Management fees and incentive allocation to affiliate	—	—	8,449	8,449
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	98,756	1,871	5,984	106,611
Asset impairment	962	—	—	962
Total expenses	212,295	274,338	353,316	839,949

Other expense
Interest expense	—	—	(102,903)	(102,903)
Loss on extinguishment of debt	—	—	(13,920)	(13,920)
Equity in losses of unconsolidated entities	(207)	(1,154)	—	(1,361)
Other (expense) income	(542)	—	678	136
Total other expense	(749)	(1,154)	(116,145)	(118,048)
Income (loss) before income taxes	106,703	158,765	(453,177)	(187,709)
Provision for (benefit from) income taxes	11,326	7,457	(26,244)	(7,461)
Net income (loss)	95,377	151,308	(426,933)	(180,248)
Less: Dividends on preferred shares	—	—	16,670	16,670
Net income (loss) attributable to shareholders	$95,377	$151,308	$(443,603)	$(196,918)
Summary information with respect to our geographic sources of revenue, based on location of customer and lessee, is as follows:

	Six Months Ended June 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$2,123	$8,271	$—	$10,394
Asia	58,761	57,030	16,284	132,075
Europe	178,617	172,616	—	351,233
North America	47,009	187,142	—	234,151
South America	33,237	9,198	—	42,435
Total revenues (1)	$319,747	$434,257	$16,284	$770,288
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 29% and 20% of total revenues, respectively, based on the location of our lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	June 30, 2025 (unaudited)	December 31, 2024
Property, plant and equipment and leasing equipment, net
Africa	$22,881	$37,369
Asia	419,001	596,547
Europe	756,237	1,038,176
North America	540,084	592,675
South America	221,397	216,414
Total property, plant and equipment and leasing equipment, net (1)	$1,959,600	$2,481,181
________________________________________________________
(1) The United States, included in North America, represents 21% of property, plant and equipment and leasing equipment, net as of June 30, 2025. The United States, included in North America, and Italy, included in Europe, represent 17% and 12% of property, plant and equipment and leasing equipment, net as of December 31, 2024, respectively. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.
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
The calculation of basic and diluted EPS is presented below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss)	$165,398	$(219,870)	$267,784	$(180,248)
Less: Dividends on preferred shares	3,709	8,335	9,824	16,670
Less: Loss on redemption of preferred shares	—	—	6,327	—
Net income (loss) attributable to shareholders	$161,689	$(228,205)	$251,633	$(196,918)
Weighted Average Ordinary Shares Outstanding - Basic	102,558,777	100,958,524	102,555,644	100,602,214
Weighted Average Ordinary Shares Outstanding - Diluted	103,147,860	100,958,524	103,144,727	100,602,214

Earnings (loss) per share:
Basic	$1.58	$(2.26)	$2.45	$(1.96)
Diluted	$1.57	$(2.26)	$2.44	$(1.96)
For the three and six months ended June 30, 2025 and 2024 no shares have been excluded from the calculation of Diluted EPS, because the impact would be anti-dilutive.
During the six months ended June 30, 2025 and 2024, we issued 676 and 4,370 ordinary shares to certain directors as compensation.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. RESTRUCTURING CHARGES
In connection with the Internalization and termination of the Management Agreement, the Company agreed to pay a total of $300.0 million to its Former Manager (for itself and on behalf of the Master GP, as applicable). At closing, the Company issued 1,866,949 ordinary shares valued at $150.0 million. The remaining balance was paid in cash on June 17, 2024. The restructuring charge paid in connection with the Internalization and termination of the Management Agreement is reflected in Internalization Fee to Affiliate expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2024. There were no restructuring charges recorded for the three and six months ended June 30, 2025.
16. SUBSEQUENT EVENTS
Dividends
On July 29, 2025, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.30 per share for the quarter ended June 30, 2025, payable on August 19, 2025 to the holders of record on August 12, 2025.
Additionally, on July 29, 2025, our Board of Directors also declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively, payable on August 15, 2025 to the holders of record on August 8, 2025.

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
As of June 30, 2025, we had total consolidated assets of $4.1 billion and total equity of $164.9 million.
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
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the Services for a transition period until October 31, 2024, during which the Company procured replacements for the Services. In addition, the Former Manager was required to continue to provide the services that were reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, including the allocated cost of, among other things, overhead, employee wages and compensation, rent and related real estate expenses and actually incurred out-of-pocket expenses, plus a mark-up of ten percent (10%).
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits for the year ended December 31, 2022, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of June 30, 2025, eight aircraft and seventeen engines were still located in Russia.
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
Strategic Capital Initiative
On December 30, 2024, the Company announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, will focus on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, will allow the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The Company has agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, will manage the aircraft in the 2025 Partnership, and the Company will receive customary, market-based compensation.

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

Comparison of the three and six months ended June 30, 2025 and 2024
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Aerospace products revenue	$420,686	$245,200	$175,486	$685,111	$434,257	$250,854
MRE Contract revenue	69,585	—	$69,585	170,223	—	$170,223
Lease income	62,439	70,754	(8,315)	130,879	123,915	6,964
Maintenance revenue	73,104	51,187	21,917	122,711	96,977	25,734
Asset sales revenue	47,915	72,433	(24,518)	66,854	111,040	(44,186)
Other revenue (1)	2,508	4,020	(1,512)	2,539	4,099	(1,560)
Total revenues	676,237	443,594	232,643	1,178,317	770,288	408,029

Expenses
Cost of sales	369,258	205,857	163,401	617,972	348,661	269,311
Operating expenses	34,328	29,099	5,229	66,766	54,416	12,350
General and administrative	2,442	2,969	(527)	5,558	6,652	(1,094)
Acquisition and transaction expenses	4,489	8,019	(3,530)	11,781	14,198	(2,417)
Management fees and incentive allocation to affiliate	—	3,554	(3,554)	—	8,449	(8,449)
Internalization fee to affiliate	—	300,000	(300,000)	—	300,000	(300,000)
Depreciation and amortization	55,236	56,691	(1,455)	114,798	106,611	8,187
Asset impairment	—	—	—	—	962	(962)
Total expenses	465,753	606,189	(140,436)	816,875	839,949	(23,074)

Other (expense) income
Interest expense	(63,965)	(55,196)	(8,769)	(126,005)	(102,903)	(23,102)
Equity in losses of unconsolidated entities (2)	(5,003)	(694)	(4,309)	(12,617)	(1,361)	(11,256)
Loss on extinguishment of debt	—	(13,920)	13,920	—	(13,920)	13,920
Gain on sale to the 2025 Partnership	34,604	—	34,604	45,474	—	45,474
Other income (expense)	27,156	(498)	27,654	60,227	136	60,091
Total other expense	(7,208)	(70,308)	63,100	(32,921)	(118,048)	85,127
Income (loss) from before income taxes	203,276	(232,903)	436,179	328,521	(187,709)	516,230
Provision for (benefit from) income taxes	37,878	(13,033)	50,911	60,737	(7,461)	68,198
Net income (loss)	165,398	(219,870)	385,268	267,784	(180,248)	448,032
Less: Dividends on preferred shares	3,709	8,335	(4,626)	9,824	16,670	(6,846)
Less: Loss on redemption of preferred shares	—	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$161,689	$(228,205)	$389,894	$251,633	$(196,918)	$448,551
______________________________________________________
(1) Includes servicing fees of $2,052 and $2,600 for the three and six months ended June 30, 2025, respectively, from the 2025 Partnership
(2) Includes the profit elimination of $(4,935) and $(11,885) for the three and six months ended June 30, 2025, respectively, and $0 and $0 for the three and six months ended June 30, 2024, respectively, for sales to the 2025 Partnership.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net income (loss) attributable to shareholders	$161,689	$(228,205)	$389,894	$251,633	$(196,918)	$448,551
Add: Provision for (benefit from) income taxes	37,878	(13,033)	50,911	60,737	(7,461)	68,198
Add: Equity-based compensation expense	5,515	638	4,877	10,404	1,148	9,256
Add: Acquisition and transaction expenses	4,489	8,019	(3,530)	11,781	14,198	(2,417)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	13,920	(13,920)	6,327	13,920	(7,593)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	962	(962)
Add: Incentive allocations	—	3,148	(3,148)	—	7,456	(7,456)
Add: Depreciation and amortization expense (1)	65,677	65,809	(132)	134,064	124,931	9,133
Add: Interest expense and dividends on preferred shares	67,674	63,531	4,143	135,829	119,573	16,256
Add: Internalization fee to affiliate	—	300,000	(300,000)	—	300,000	(300,000)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	4,815	(617)	5,432	4,856	(1,165)	6,021
Less: Equity in losses of unconsolidated entities (3)	68	694	(626)	732	1,361	(629)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$347,805	$213,904	$133,901	$616,363	$378,005	$238,358
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $55,236 and $56,691, (ii) lease intangible amortization of $2,153 and $3,786 and (iii) amortization for lease incentives of $8,288 and $5,332, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $114,798 and $106,611, (ii) lease intangible amortization of $5,359 and $7,762 and (iii) amortization for lease incentives of $13,907 and $10,558, respectively.
(2) Includes the following items for the three months ended June 30, 2025 and 2024: (i) net loss of $68 and $694, (ii) interest expense of $1,490 and $0, (iii) depreciation and amortization expense of $3,470 and $77, and (iv) acquisition and transaction expenses of $(77) and $0, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) net loss of $732 and $1,361, (ii) interest expense of $1,490 and $0, (iii) depreciation and amortization expense of $3,628 and $196, and (iv) acquisition and transaction expenses of $470 and $0, respectively.
(3) Excludes the profit elimination of $4,935 and $11,885 for the three and six months ended June 30, 2025, respectively, and $0 and $0 for the three and six months ended June 30, 2024, respectively, for sales to the 2025 Partnership.
Revenues
Comparison of the three months ended June 30, 2025 and 2024
Total revenues increased by $232.6 million, driven by the following:
•Aerospace products revenue increased by $175.5 million, primarily due to a $172.1 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $3.2 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $69.6 million, primarily due to an increase in CFM56-5B and CFM56-7B engine and module sales made to the 2025 Partnership.
•Maintenance revenue increased by $21.9 million, primarily due to an increase in aircraft maintenance revenue of $23.1 million driven by an increase in utilization and higher maintenance reserves taken into revenue, partially offset by the sale of Seed Assets to the 2025 Partnership.
•Asset sales revenue decreased by $24.5 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one engine sold in Q2 2025 as compared to six engines sold in Q2 2024.
•Lease income decreased by $8.3 million, primarily due to a decrease of $10.0 million in the Offshore Energy business driven by the sale of the two vessels during Q4 2024 and a decrease in aircraft lease revenue of $2.4 million driven by the sale of Seed Assets to the 2025 Partnership. This was partially offset by an increase in engine lease revenue of $4.1 million.

•Other revenue decreased by $1.5 million, primarily due to the sale of the two vessels during Q4 2024 in the Offshore Energy business.
Comparison of the six months ended June 30, 2025 and 2024
Total revenues increased by $408.0 million, driven by the following:
•Aerospace products revenue increased $250.9 million, primarily due to a $237.0 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $11.9 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $170.2 million, primarily due to an increase in CFM56-5B and CFM56-7B engine and module sales made to the 2025 Partnership.
•Maintenance revenue increased by $25.7 million, primarily due to an increase in aircraft maintenance revenue of $24.7 million driven by an increase in utilization and higher maintenance reserves taken into revenue, partially offset by the sale of Seed Assets to the 2025 Partnership.
•Lease income increased by $7.0 million, primarily due to an increase in aircraft lease revenue of $9.2 million and an increase in engine lease revenue of $10.1 million, driven by an increased number of aircraft and engines on lease in addition to higher rental rates. This was partially offset by a decrease of $12.3 million in the Offshore Energy business driven by the sale of the two vessels during Q4 2024.
•Asset sales revenue decreased by $44.2 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one engine sold in 2025 as compared to 10 engines sold in the prior-year period.
•Other revenue decreased by $1.6 million, primarily due to the sale of the two vessels during Q4 2024 in the Offshore Energy business.
Expenses
Comparison of the three months ended June 30, 2025 and 2024
Total expenses decreased by $140.4 million, driven by the following:
•Internalization fee to affiliate decreased by $300.0 million relating to the Internalization effective May 28, 2024.
•Depreciation and amortization decreased by $1.5 million, primarily driven by the increase of assets held-for-sale and the sale of Seed Assets to the 2025 Partnership.
•Acquisition and transaction expenses decreased by $3.5 million primarily due to lower professional fees associated with the Internalization and the sale of the Offshore Energy vessels.
•Management fees and incentive allocation to affiliate decreased by $3.6 million, due to no management and incentive fees paid to the Former Manager during 2025, with the Internalization effective May 28, 2024.
•Cost of sales increased by $163.4 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period. This was partially offset by a decrease of $7.2 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Operating expenses increased by $5.2 million, primarily due to higher compensation and benefits expense due to an increase in employee headcount and increased overall compensation.
Comparison of the six months ended June 30, 2025 and 2024
Total expenses decreased by $23.1 million, driven by the following:
•Internalization fee to affiliate decreased by $300.0 million relating to the Internalization effective May 28, 2024.
•Management fees and incentive allocation to affiliate decreased by $8.4 million, due to no management and incentive fees paid to the Former Manager during 2025, with the Internalization effective May 28, 2024.
•Acquisition and transaction expenses decreased by $2.4 million, primarily due to lower professional fees associated with the Internalization and the sale of the Offshore Energy vessels.
•Cost of sales increased by $269.3 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period. This was partially offset by a decrease of $19.1 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.

•Operating expenses increased by $12.4 million, primarily due to higher compensation and benefits expense due to an increase in employee headcount and increased overall compensation.
•Depreciation and amortization increased by $8.2 million, primarily driven by an increase in the number of assets owned and on lease during the period, partially offset by an increase of assets held-for-sale and the sale of Seed Assets to the 2025 Partnership.
Other (expense) income
Total other expense decreased by $63.1 million during the three months ended June 30, 2025 due to the following:
•Gain on sale to the 2025 Partnership increased by $34.6 million, primarily driven by the sale of 33 aircraft to the 2025 Partnership within the Aviation Leasing Segment.
•Other income increased by $27.7 million, primarily due to a $24.2 million insurance settlement and a $2.2 million increase in interest income earned on financing receivables within the Aviation Leasing Segment.
•Loss on debt extinguishment decreased by $13.9 million driven by the 2024 redemption of Senior Notes due 2025 and partial redemption of Senior Notes due 2027.
•Interest expense increased by $8.8 million, reflecting an increase in the average debt outstanding of approximately $657.4 million, primarily due to increases in (i) the Senior Notes due 2032 of $533.3 million, which were issued in June 2024, (ii) the Senior Notes due 2033 of $497.7 million, which were issued in October 2024, partially offset by decreases in (iii) the Senior Notes due 2027 of $310.3 million, which were redeemed in October 2024, and (iv) the Revolving Credit Facility of $63.3 million.
•Equity in losses of unconsolidated entities increased by $4.3 million, primarily driven by the profit elimination of $4.9 million for sales to the 2025 Partnership.
Total other expense decreased by $85.1 million during the six months ended June 30, 2025 due to the following:
•Other income increased by $60.1 million, primarily due to a $54.3 million insurance settlement and a $4.5 million increase in interest income earned on financing receivables within our Aviation Leasing Segment.
•Gain on sale to the 2025 Partnership increased by $45.5 million, primarily driven by the sale of 37 aircraft to the 2025 Partnership within the Aviation Leasing Segment.
•Loss on debt extinguishment decreased by $13.9 million driven by the 2024 redemption of Senior Notes due 2025 and partial redemption of Senior Notes due 2027.
•Interest expense increased $23.1 million, reflecting an increase in the average debt outstanding of approximately $806.5 million, primarily due to increases in (i) the Senior Notes due 2032 of $666.7 million, which were issued in June 2024, (ii) the Senior Notes due 2033 of $497.7 million, which were issued in October 2024, and (iii) the Senior Notes due 2031 of $350.0 million, which were issued in April 2024, partially offset by decreases in (iv) the Senior Notes due 2027 of $355.2 million, which were redeemed in October 2024, (v) the Senior Notes due 2025 of $325.9 million, which were redeemed in April 2024, and (vi) the Revolving Credit Facility of $26.7 million.
•Equity in losses of unconsolidated entities increased by $11.3 million, primarily driven by the profit elimination of $11.9 million for sales to the 2025 Partnership.
Provision for (benefit from) income taxes
The provision for income taxes increased $50.9 million and $68.2 million during the three and six months ended June 30, 2025, respectively, primarily driven by higher income discussed above generated in the Aircraft Leasing and Aerospace Products segments within taxable jurisdictions.
Net income (loss)
Net income increased by $385.3 million and $448.0 million for the three and six months ended June 30, 2025 as compared to prior years primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $133.9 million and $238.4 million during the three and six months ended June 30, 2025 as compared to prior years primarily due to the changes noted above.

Aviation Leasing Segment

As of June 30, 2025, in our Aviation Leasing segment, we own and manage 375 aviation assets, consisting of 63 commercial aircraft and 312 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of June 30, 2025, 53 of our commercial aircraft and 166 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 70% utilized during the three months ended June 30, 2025, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 46 months, and our engines currently on-lease have an average remaining lease term of 30 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2025	5	104	109
Purchases	—	16	16
Sales	—	(37)	(37)
Transfers	—	(25)	(25)
Assets at June 30, 2025	5	58	63

Engines
Assets at January 1, 2025	23	289	312
Purchases	—	45	45
Sales	(1)	—	(1)
Transfers	—	(44)	(44)
Assets at June 30, 2025	22	290	312
The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$62,439	$60,759	$1,680	$130,879	$111,605	$19,274
Maintenance revenue	73,104	51,187	21,917	122,711	96,977	25,734
Asset sales revenue	47,915	72,433	(24,518)	66,854	111,040	(44,186)
Other revenue (1)	2,508	58	2,450	2,535	125	2,410
Total revenues	185,966	184,437	1,529	322,979	319,747	3,232

Expenses
Cost of sales	51,789	58,969	(7,180)	71,748	90,858	(19,110)
Operating expenses	11,089	8,782	2,307	18,515	16,989	1,526
Acquisition and transaction expenses	577	1,969	(1,392)	3,482	4,730	(1,248)
Depreciation and amortization	50,423	52,672	(2,249)	105,484	98,756	6,728
Asset impairment	—	—	—	—	962	(962)
Total expenses	113,878	122,392	(8,514)	199,229	212,295	(13,066)

Other income (expense)
Equity in losses of unconsolidated entities	(782)	(61)	(721)	(1,559)	(207)	(1,352)
Gain on sale to the 2025 Partnership	34,604	—	34,604	45,474	—	45,474
Other income (expense)	26,974	(911)	27,885	59,593	(542)	60,135
Total other income (expense)	60,796	(972)	61,768	103,508	(749)	104,257
Income before income taxes	132,884	61,073	71,811	227,258	106,703	120,555
Provision for income taxes	26,453	8,293	18,160	43,801	11,326	32,475
Net income attributable to shareholders	$106,431	$52,780	$53,651	$183,457	$95,377	$88,080
______________________________________________________
(1) Includes servicing fees of $2,052 and $2,600 for the three and six months ended June 30, 2025, respectively, from the 2025 Partnership.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net income attributable to shareholders	$106,431	$52,780	$53,651	$183,457	$95,377	$88,080
Add: Provision for income taxes	26,453	8,293	18,160	43,801	11,326	32,475
Add: Equity-based compensation expense	264	128	136	439	233	206
Add: Acquisition and transaction expenses	577	1,969	(1,392)	3,482	4,730	(1,248)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	962	(962)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	60,864	61,790	(926)	124,750	117,076	7,674
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	3,932	(40)	3,972	3,804	(123)	3,927
Less: Equity in losses of unconsolidated entities	782	61	721	1,559	207	1,352
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$199,303	$124,981	$74,322	$361,292	$229,788	$131,504
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2025 and 2024: (i) depreciation expense of $50,423 and $52,672, (ii) lease intangible amortization of $2,153 and $3,786 and (iii) amortization for lease incentives of $8,288 and $5,332, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) depreciation expense of $105,484 and $98,756, (ii) lease intangible amortization of $5,359 and $7,762 and (iii) amortization for lease incentives of $13,907 and $10,558, respectively.
(2) Includes the following items for the three months ended June 30, 2025 and 2024: (i) net loss of $782 and $61, (ii) interest expense of $1,490 and $0, (iii) depreciation and amortization of $3,301 and $21 and (iv) acquisition and transaction expenses of $(77) and $0, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) net loss of $1,559 and $207, (ii) interest expense of $1,490 and $0, (iii) depreciation and amortization of $3,403 and $84 and (iv) acquisition and transaction expenses of $470 and $0, respectively.
Revenues
Comparison of the three months ended June 30, 2025 and 2024
Total revenue increased by $1.5 million, driven by the following:
•Maintenance revenue increased by $21.9 million, primarily due to an increase in aircraft maintenance revenue of $23.1 million driven by an increase in utilization and higher maintenance reserves taken into revenue, partially offset by the sale of Seed Assets to the 2025 Partnership.
•Other revenue increased by $2.5 million as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
•Lease income increased by $1.7 million due to an increase in engine lease revenue of $4.1 million, partially offset by a decrease in aircraft lease revenue of $2.4 million driven by the sale of Seed Assets to the 2025 Partnership.
•Asset sales revenue decreased by $24.5 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one engine sold in Q2 2025 as compared to six engines sold in Q2 2024.
Comparison of the six months ended June 30, 2025 and 2024
Total revenue increased $3.2 million, driven by the following:
•Maintenance revenue increased by $25.7 million, primarily due to an increase in aircraft maintenance revenue of $24.7 million driven by an increase in utilization and higher maintenance reserves taken into revenue, partially offset by the sale of Seed Assets to the 2025 Partnership.
•Lease income increased by $19.3 million, due to an increase in aircraft lease revenue of $9.2 million and an increase in engine lease revenue of $10.1 million, driven by an increased number of aircraft and engines on lease in addition to higher rental rates.

•Other revenue increased by $2.4 million as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
•Asset sales revenue decreased by $44.2 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines. Specifically, one engine sold in 2025 as compared to 10 engines sold in the prior-year period.
Expenses
Comparison of the three months ended June 30, 2025 and 2024
Total expenses decreased by $8.5 million, driven by the following:
•Cost of sales decreased by $7.2 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense decreased by $2.2 million, primarily driven by the increase of assets held-for-sale and the sale of Seed Assets to the 2025 Partnership.
Comparison of the six months ended June 30, 2025 and 2024
Total expenses decreased by $13.1 million, driven by the following:
•Cost of sales decreased by $19.1 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense increased by $6.7 million, primarily driven by an increase in the number of assets owned and on lease during the period, partially offset by an increase of assets held-for-sale and the sale of Seed Assets to the 2025 Partnership.
Other income (expense)
Total other income increased by $61.8 million and $104.3 million during the three and six months ended June 30, 2025, primarily due to (i) an insurance settlement of $24.2 million and $54.3 million, respectively, (ii) gains on sale to the 2025 Partnership of $34.6 million and $45.5 million, respectively, and (iii) a $2.2 million and $4.5 million increase in interest income earned on financing receivables during 2025, respectively.
Provision for income taxes
The provision for income taxes increased by $18.2 million and $32.5 million during the three and six months ended June 30, 2025, respectively, primarily due to the increase in income discussed above from leasing activities in jurisdictions subject to taxes.
Net income
Net income increased by $53.7 million and $88.1 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $74.3 million and $131.5 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.

Aerospace Products Segment
The Aerospace Products segment, through our maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes, and sells aircraft engines and aftermarket components primarily for the CFM56-5B, CFM56-7B, and V2500 commercial aircraft engines. Our engine, module, and parts sales are facilitated through a dedicated commercial maintenance program designed to focus on modular and parts repair and refurbishment of these engines.
We entered into an agreement with our MRE business to supply replacement aircraft engines and modules for the life of the 2025 Partnership. To further enhance this business and establish permanent engine and module manufacturing capabilities, we acquired Lockheed Martin Commercial Engine Solutions (LMCES). Refer to Note 3, “Acquisition of Lockheed Martin Commercial Engine Solutions,” for additional information.
Other serviceable used modules and parts are sold through our exclusive partnership, which is responsible for the teardown, repair, marketing, and sales of parts from our CFM56-5B and CFM56-7B engine pool. We also acquired the remaining interest in Quick Turn Engine Center LLC, or “QuickTurn” (formerly iAero Thrust LLC), a hospital maintenance and testing facility specializing in the CFM56-5B and CFM56-7B engines.
We further expanded our footprint in engine services by acquiring a 50% equity interest in QuickTurn Europe, which will operate as a dedicated maintenance, repair, and overhaul facility for CFM56 engines. Additionally, we maintain a 25% ownership stake in the Advanced Engine Repair joint venture, which is focused on developing innovative cost-saving programs for engine repairs.
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Aerospace products revenue	$420,686	$245,200	$175,486	$685,111	$434,257	$250,854
MRE Contract revenue	69,585	—	69,585	170,223	—	170,223
Total revenues	490,271	245,200	245,071	855,334	434,257	421,077

Expenses
Cost of sales	317,469	146,888	170,581	546,224	257,803	288,421
Operating expenses	8,989	6,423	2,566	14,676	13,893	783
Acquisition and transaction expenses	1,414	525	889	2,546	771	1,775
Depreciation and amortization	3,704	938	2,766	7,288	1,871	5,417
Total expenses	331,576	154,774	176,802	570,734	274,338	296,396

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	714	(633)	1,347	827	(1,154)	1,981
Total other income (expense)	714	(633)	1,347	827	(1,154)	1,981
Income before income taxes	159,409	89,793	69,616	285,427	158,765	126,662
Provision for income taxes	25,827	4,918	20,909	45,202	7,457	37,745
Net income attributable to shareholders	$133,582	$84,875	$48,707	$240,225	$151,308	$88,917

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net income attributable to shareholders	$133,582	$84,875	$48,707	$240,225	$151,308	$88,917
Add: Provision for income taxes	25,827	4,918	20,909	45,202	7,457	37,745
Add: Equity-based compensation expense	168	(72)	240	323	(2)	325
Add: Acquisition and transaction expenses	1,414	525	889	2,546	771	1,775
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,704	938	2,766	7,288	1,871	5,417
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	883	(577)	1,460	1,052	(1,042)	2,094
Less: Equity in (earnings) losses of unconsolidated entities	(714)	633	(1,347)	(827)	1,154	(1,981)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$164,864	$91,240	$73,624	$295,809	$161,517	$134,292
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2025 and 2024: (i) net income of $714 and net loss of $633 and (ii) depreciation and amortization expense of $169 and $56, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) net income of $827 and net loss of $1,154 and (ii) depreciation and amortization expense of $225 and $112, respectively.
Revenues
Comparison of the three months ended June 30, 2025 and 2024
Total revenues increased by $245.1 million, due to the following:
•Aerospace Products revenue increased by $175.5 million, primarily due to a $172.1 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $3.2 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $69.6 million, primarily due to an increase in CFM56-5B and CFM56-7B engine and module sales made to the 2025 Partnership.
Comparison of the six months ended June 30, 2025 and 2024
Total revenues increased by $421.1 million, due to the following:
•Aerospace Products revenue increased by $250.9 million, primarily due to a $237.0 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $11.9 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $170.2 million, primarily due to an increase in CFM56-5B and CFM56-7B engine and module sales made to the 2025 Partnership.
Expenses
Comparison of the three months ended June 30, 2025 and 2024
Total expenses increased by $176.8 million, due to the following:
•Cost of sales increased by $170.6 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $2.6 million, primarily due to higher compensation and benefits expense due to the acquisition of LMCES and an increase in shipping and logistics expense.

Comparison of the six months ended June 30, 2025 and 2024
Total expenses increased by $296.4 million, due to the following:
•Cost of sales increased by $288.4 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $0.8 million, primarily due to higher compensation and benefits expense due to the acquisitions of LMCES.
•Depreciation and amortization increased by $5.4 million due to the acquisition of LMCES in the third quarter of 2024.
Provision for income taxes
The provision for income taxes increased by $20.9 million and $37.7 million during the three and six months ended June 30, 2025, respectively, primarily due to the increase in income discussed above from Aerospace Products activities in jurisdictions subject to taxes.
Net income
Net income increased $48.7 million and $88.9 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $73.6 million and $134.3 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$—	$9,995	$(9,995)	$—	$12,310	$(12,310)
Other revenue	—	3,962	$(3,962)	4	3,974	$(3,970)
Total revenues	—	13,957	(13,957)	4	16,284	(16,280)

Expenses
Operating expenses	14,250	13,894	356	33,575	23,534	10,041
General and administrative	2,442	2,969	(527)	5,558	6,652	(1,094)
Acquisition and transaction expenses	2,498	5,525	(3,027)	5,753	8,697	(2,944)
Management fees and incentive allocation to affiliate	—	3,554	(3,554)	—	8,449	(8,449)
Internalization fee to affiliate	—	300,000	(300,000)	—	300,000	(300,000)
Depreciation and amortization	1,109	3,081	(1,972)	2,026	5,984	(3,958)
Total expenses	20,299	329,023	(308,724)	46,912	353,316	(306,404)

Other income (expense)
Interest expense	(63,965)	(55,196)	(8,769)	(126,005)	(102,903)	(23,102)
Loss on extinguishment of debt	—	(13,920)	13,920	—	(13,920)	13,920
Other income	182	413	(231)	634	678	(44)
Total other expense	(63,783)	(68,703)	4,920	(125,371)	(116,145)	(9,226)
Loss before income taxes	(84,082)	(383,769)	299,687	(172,279)	(453,177)	280,898
Benefit from income taxes	(14,402)	(26,244)	11,842	(28,266)	(26,244)	(2,022)
Net loss	(69,680)	(357,525)	287,845	(144,013)	(426,933)	282,920
Less: Dividends on preferred shares	—	8,335	(8,335)	6,327	16,670	(10,343)
Less: Loss on redemption of preferred shares	3,709	—	3,709	9,824	—	9,824
Net loss attributable to shareholders	$(73,389)	$(365,860)	$292,471	$(160,164)	$(443,603)	$283,439

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to shareholders	$(73,389)	$(365,860)	$292,471	$(160,164)	$(443,603)	$283,439
Add: Benefit from income taxes	(14,402)	(26,244)	11,842	(28,266)	(26,244)	(2,022)
Add: Equity-based compensation expense	5,083	582	4,501	9,642	917	8,725
Add: Acquisition and transaction expenses	2,498	5,525	(3,027)	5,753	8,697	(2,944)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	13,920	(13,920)	6,327	13,920	(7,593)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	3,148	(3,148)	—	7,456	(7,456)
Add: Depreciation and amortization expense	1,109	3,081	(1,972)	2,026	5,984	(3,958)
Add: Interest expense and dividends on preferred shares	67,674	63,531	4,143	135,829	119,573	16,256
Add: Internalization fee to affiliate	—	300,000	(300,000)	—	300,000	(300,000)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(11,427)	$(2,317)	$(9,110)	$(28,853)	$(13,300)	$(15,553)
Revenues
Total revenues decreased $14.0 million and $16.3 million during the three and six months ended June 30, 2025 primarily due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.
Expenses
Comparison of the three months ended June 30, 2025 and 2024
Total expenses decreased by $308.7 million, due to the following:
•Internalization fee to affiliate decreased $300.0 million relating to the Internalization effective May 28, 2024.
•Management fees and incentive allocation to affiliate decreased by $3.6 million, due no management and incentive fees paid to the Former Manager during 2025, with the Internalization effective May 28, 2024.
•Acquisition and transaction expense decreased $3.0 million primarily due to lower professional fees associated with the Internalization.
•Depreciation and amortization decreased by $2.0 million, due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.
•Operating expenses increased $0.4 million primarily due to higher compensation and benefits expense due to an increase in employee headcount and increased overall compensation.
Comparison of the six months ended June 30, 2025 and 2024
Total expenses decreased by $306.4 million, due to the following:
•Internalization fee to affiliate decreased $300.0 million relating to the Internalization effective May 28, 2024.
•Management fees and incentive allocation to affiliate decreased by $8.4 million, due to no management and incentive fees paid to the Former Manager during 2025, with the Internalization effective May 28, 2024.
•Depreciation and amortization decreased by $4.0 million, due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.
•Acquisition and transaction expense decreased $2.9 million primarily due to lower professional fees associated with the Internalization and the sale of the Offshore Energy vessels.
•Operating expenses increased $10.0 million primarily due to higher compensation and benefits expense due to an increase in employee headcount and increased overall compensation.

Other income (expense)
Total other expense decreased by $4.9 million during the three months ended June 30, 2025, due to the following:
•Loss on extinguishment of debt decreased by $13.9 million, driven by the 2024 redemption of Senior Notes due 2025 and partial redemption of Senior Notes due 2027.
•Interest expense increased by $8.8 million, reflecting an increase in the average debt outstanding of approximately $657.4 million, primarily due to increases in (i) the Senior Notes due 2032 of $533.3 million, which were issued in June 2024, (ii) the Senior Notes due 2033 of $497.7 million, which were issued in October 2024, partially offset by decreases in (iii) the Senior Notes due 2027 of $310.3 million, which were redeemed in October 2024, and (iv) the Revolving Credit Facility of $63.3 million.
Total other expense increased by $9.2 million during the six months ended June 30, 2025, due to the following:
•Interest expense increased by $23.1 million, reflecting an increase in the average debt outstanding of approximately $806.5 million, primarily due to increases in (i) the Senior Notes due 2032 of $666.7 million, which were issued in June 2024, (ii) the Senior Notes due 2033 of $497.7 million, which were issued in October 2024, and (iii) the Senior Notes due 2031 of $350.0 million, which were issued in April 2024, partially offset by decreases in (iv) the Senior Notes due 2027 of $355.2 million, which were redeemed in October 2024, (v) the Senior Notes due 2025 of $325.9 million, which were redeemed in April 2024, and (vi) the Revolving Credit Facility of $26.7 million.
•Loss on extinguishment of debt decreased by $13.9 million, driven by the 2024 redemption of Senior Notes due 2025 and partial redemption of Senior Notes due 2027.
Benefit from income taxes
The benefit from income taxes decreased by $11.8 million for the three months ended June 30,2026, and increased by $2.0 million during the six months ended June 30, 2025. The decrease in the three-month period was primarily attributable to a tax benefit recognized in connection with the internalization fee paid to affiliate, which was deductible for tax purposes. The increase in the six-month period was mainly driven by higher corporate overhead expenses deductible for 2025 tax purposes.
Net loss
Net loss decreased by $287.8 million and $282.9 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $9.1 million and decreased $15.6 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during various environments. This includes limiting discretionary spending across the organization and re-prioritizing our investments as necessary. On December 30, 2024, the Company announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, will focus on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, will allow the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The Company has agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, will manage the aircraft in the 2025 Partnership, and the Company will receive customary, market-based compensation. The Company has also made a minority investment and will make future investments in the 2025 Partnership. The Company expects to manage the aircraft for and make minority investments in, future partnerships.
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
•Cash used for the purpose of making investments was $594.9 million and $563.1 million during the six months ended June 30, 2025 and 2024, respectively.
•Distributions to shareholders, including cash dividends, were $71.4 million and $76.8 million during the six months ended June 30, 2025 and 2024, respectively.
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
•Cash flows used in operating activities, plus the principal collections on finance leases and maintenance reserve collections were $107.2 million and $165.3 million during the six months ended June 30, 2025 and 2024, respectively.
•During the six months ended June 30, 2025, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $430.0 million and $430.0 million, respectively. During the six months ended June 30, 2024, additional borrowings were obtained in connection with the (i) Senior Notes due 2032 of $800.0 million, (ii) Senior Notes due 2031 of $700.0 million and (iii) Revolving Credit Facility of $360.0 million and made total principal repayments of (i) $650.0 million related to the Senior Notes due 2025, (ii) $360.0 million relating to the Revolving Credit Facility and (iii) $269.1 million related to the Senior Notes due 2027.
•Proceeds from the sale of assets were $986.5 million and $333.7 million during the six months ended June 30, 2025 and 2024, respectively.
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
Historical Cash Flow
Comparison of the six months ended June 30, 2025 and 2024
The following table compares the historical cash flow for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flow Data:
Net cash used in operating activities	$(136,284)	$(187,636)
Net cash provided by (used in) investing activities	496,148	(219,383)
Net cash (used in) provided by financing activities	(173,069)	485,748

Net cash used in operating activities decreased $51.4 million, which primarily reflects (i) an increase in our Net income of $448.0 million and certain adjustments to reconcile net income to cash used in operating activities including increases in (ii) Deferred income taxes of $57.5 million, (iii) Equity in losses of unconsolidated entities of $11.3 million, (iv) Equity-based compensation of $9.3 million and (v) Depreciation and amortization of $8.2 million partially offset by decreases in (vi) Non-cash termination fee to affiliate of $150.0 million, (vii) Gain on sale of assets of $80.0 million, (viii) Gain on insurance recoveries of $54.3 million, (ix) Gain on sale of assets to the 2025 Partnership of $45.5 million,(x) Security deposits and maintenance claims included in earnings of $25.9 million, (xi) Loss on extinguishment of debt of $13.9 million, and (xii) Changes in net working capital of $117.3 million.
Net cash provided by investing activities increased $715.5 million, primarily due to increases in (i) Proceeds from the sale of assets to the 2025 Partnership of $397.1 million, (ii) Proceeds from the sale of assets of $255.7 million, (iii) Proceeds from settlement of insurance claims of $54.3 million, and (iv) Return of deposits for acquisition of leasing equipment of $43.8 million, as well as a decrease in (v) Deposits for acquisition of leasing equipment of $54.4 million. These were partially offset by decreases related to (vi) Acquisitions of leasing equipment of $24.0 million and (vii) Investments in financing receivables of $17.0 million, and by increases in (viii) Investment in unconsolidated entities of $118.7 million and (ix) Acquisition of property, plant and equipment of $8.6 million.
Net cash used in financing activities increased $658.8 million, primarily due to a decrease in (i) Proceeds from debt of $1.4 billion and an increase in (ii) Redemption of preferred shares of $124.2 million, partially offset by decreases in (iii) Repayment of debt of $857.4 million and (iv) Payment of deferred financing costs of $9.7 million and an increase in (v) Receipt of maintenance deposits under operating lease agreements of $6.7 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2025, we had outstanding principal and interest payment obligations of $3.5 billion and $1.3 billion, respectively, of which only interest payments of $228.8 million are due in the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2025, we had outstanding operating and finance lease obligations of $37.0 million, of which $3.6 million is due in the next twelve months.

Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $123.0 million and $25.9 million on our ordinary shares and preferred shares, respectively.
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
Interest Rate Risk
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive to many factors, including the U.S. government’s monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposure relates to our Revolving Credit Facility.
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
As of June 30, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.
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
Market competition for our Aerospace Products business includes engine manufacturers, engine component and parts manufacturers, airline and aircraft service companies, companies providing maintenance, repair and overhaul services and aircraft spare parts distributors and redistributors.
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
We currently perform maintenance, repair and exchange activities at our maintenance facilities in the United States, Canada, and Europe. Our maintenance facilities could become unavailable either temporarily or permanently due to labor disruptions at any of our facilities or other circumstances that may be beyond our control, such as geopolitical developments or logistical complications arising from catastrophic and weather-related events.
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
Certain liens may arise on our assets.
Certain of our assets are currently subject to liens under our third amended and restated revolving credit facility (the “Revolving Credit Facility”). In the event of a default under the Revolving Credit Facility, the lenders thereunder would be permitted to take possession of or sell such assets. In addition, our currently owned assets and assets that we purchase in the future may be subject to other liens based on the industry practices relating to such assets. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our assets, and to the extent our lessees do not comply with their obligations to discharge any liens on the applicable assets, we may find it necessary to pay the claims secured by such liens in order to repossess such assets. Such payments could materially adversely affect our operating results and growth prospects.

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
As of June 30, 2025, we had $3.4 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, focuses on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. We have agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. We provide aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company has also made a minority investment and will make future investments in the 2025 Partnership. We expect to provide aircraft management services to, and make minority investments in, future partnerships. Our Strategic Capital Initiative is subject to certain risks, which include, but are not limited to:
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
•Litigation Risk. One of our subsidiaries is the Servicer of the 2025 Partnership and we expect to serve as Servicer of future partnerships. As Servicer, we may be subject to the risk of litigation by third parties, including investors in our Strategic Capital Initiative dissatisfied with our management of the 2025 Partnership and future partnerships or the performance thereof.
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
The failure to effectively complete the transition of the Former Manager’s services to a fully internal basis, efficiently manage the transition with the Former Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.
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
Although we do not currently expect the enactment of the One Big Beautiful Bill Act, Pub. L. No. 119-21, or the recent tariff policies of the U.S. federal government, to have a material impact on our financial condition or results of operations, the ultimate effects of such policies remain uncertain and may differ from our current expectations.
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
Our board of directors has adopted the FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”), which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, and other equity-based and non-equity based awards, to the directors, officers, employees, service providers, consultants and advisors who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 5,750,000 ordinary shares for issuance under the Incentive Plan. As of June 30, 2025, rights relating to 5,742,608 of our ordinary shares were outstanding under the Incentive Plan.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 12, 2022, by and among, FTAI, the Company and FTAI Aviation Merger Sub LLC (incorporated by reference to Annex A to FTAI’s Registration Statement on Form S-4, filed on October 11, 2022).
2.2	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
3.2	Share Designation with respect to the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares (included as part of Exhibit 3.1 hereto).
3.3	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
3.4	Form of Certificate representing the 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (included as part of Exhibit 3.1 hereto).
3.5	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
4.1	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.2	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.3	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
4.4	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
4.5	Second Supplemental Indenture, dated as of January 28, 2022, between FTAI Italia DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028. (incorporated in Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.6	Third Supplemental Indenture, dated as of March 18, 2022, among AirOpCo 1ET Bermuda Ltd., AVSA Leasing 2, AVSA Leasing 4, AIRCOL 13, AIRCOL 20, AIRCOL 25, Wells Fargo Trust Company, National Association, not in its individual capacity but solely as owner trustee of MSN 5280 Trust, MSN 5333 Trust, MSN 5068 Trust, MSN 5406 Trust, Airlease Twenty Nine Limited, Airsal 2, Airsal 3 and Airsal 7, Wilmington Trust Company, a Delaware trust company, not in its individual capacity but solely as owner trustee of Aircol 26, Aircol 38, Aircol 33, Aircol 37, Aircol 35 and Aircol 36 and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030. (incorporated in Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.7	Fourth Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028. (incorporated in Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.8	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.9	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.10	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030. (incorporated in Exhibit 4.10 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.11	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.12	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.13	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031. (incorporated in Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.14	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.15	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.16	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2032. (incorporated in Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.17	Indenture, dated as of October 9, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).

	Exhibit No.	Description
	4.18	Form of global note representing the Company’s 5.875% senior unsecured notes due 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.19	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.875% senior unsecured notes due 2033. (incorporated in Exhibit 4.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
	4.20	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K, filed on March 3, 2025).
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023 (incorporated in Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
	10.2	FTAI Aviation Ltd. 2025 Omnibus Incentive Plan, effective as of May 29, 2025 (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 16, 2025).
†	10.3	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.4	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
	10.7	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.8	Third Amended and Restated Credit Agreement, dated as of May 22, 2024, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024.
	10.9	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
*	10.10	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.12	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Eun (Angela) Nam (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
*#	10.13	Fourth Amended and Restated Aircraft Sale and Purchase Agreement, dated as of June 26, 2025, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers.
*#	10.14	Amended and Restated Beneficial Interest Sale and Purchase Agreement, dated as of April 30, 2025, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing US (2025) LLC, FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers. (incorporated in Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
#	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	July 31, 2025
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	July 31, 2025
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer