Form 10-Q
period 2025-09-30
FTAI Aviation Ltd.
filed 2025-10-29
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,572,925 ordinary shares outstanding at October 27, 2025.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	2	$509,945	$115,116
Accounts receivable, net (1)	2	214,889	150,823
Inventory, net	2	897,216	551,156
Other current assets (2)	2	412,779	408,923
Total current assets		2,034,829	1,226,018
Leasing equipment, net	4	1,669,634	2,373,730
Property, plant, and equipment, net	2	113,951	107,451
Investments	5	164,346	19,048
Intangible assets, net	6	18,682	42,205
Goodwill	3	83,012	61,070
Other non-current assets	2	155,746	208,430
Total assets		$4,240,200	$4,037,952

Liabilities
Current Liabilities
Accounts payable		$147,350	$69,119
Accrued liabilities		128,936	96,910
Current maintenance deposits	2	14,650	62,552
Current security deposits		16,012	18,100
Other current liabilities	2	41,285	100,565
Total current liabilities		348,233	347,246
Long-term debt, net	7	3,446,733	3,440,478
Non-current maintenance deposits	2	49,982	44,179
Non-current security deposits	2	15,991	26,830
Other non-current liabilities		126,797	97,851
Total liabilities		$3,987,736	$3,956,584

Commitments and contingencies	14

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,572,000 and 102,550,975 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)		$1,026	$1,026
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 6,800,000 and 11,740,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)		68	117
Additional paid in capital		(26,549)	153,328
Retained earnings (accumulated deficit)		277,919	(73,103)
Shareholders' equity		252,464	81,368
Total liabilities and equity		$4,240,200	$4,037,952
______________________________________________________
(1) Includes accounts receivable from the 2025 Partnership of $50,856 and $0 as of September 30, 2025 and December 31, 2024, respectively.
(2) Includes receivables from the 2025 Partnership of $17,585 and $0 as of September 30, 2025 and December 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2025	2024	2025	2024
Revenues
Aerospace products revenue	2	$459,206	$303,469	$1,144,317	$737,726
MRE Contract revenue	2, 11	58,663	—	228,886	—
Lease income	2	55,072	65,450	185,951	189,365
Maintenance revenue	2	52,370	59,917	175,081	156,894
Asset sales revenue	2	38,461	34,953	105,315	145,993
Other revenue (1)		3,292	2,005	5,831	6,104
Total revenues	12	667,064	465,794	1,845,381	1,236,082

Expenses
Cost of sales		362,922	219,496	980,894	568,157
Operating expenses	2	39,092	26,858	105,858	81,274
General and administrative		1,829	4,045	7,387	10,697
Acquisition and transaction expenses		7,066	9,341	18,847	23,539
Management fees and incentive allocation to affiliate	11	—	—	—	8,449
Internalization fee to affiliate	15	—	—	—	300,000
Depreciation and amortization	4, 6	55,278	56,775	170,076	163,386
Asset impairment		—	—	—	962
Total expenses		466,187	316,515	1,283,062	1,156,464

Other (expense) income
Interest expense		(60,784)	(57,937)	(186,789)	(160,840)
Loss on extinguishment of debt		—	—	—	(13,920)
Equity in losses of unconsolidated entities (2)	5	(4,224)	(438)	(16,841)	(1,799)
Gain on sale to the 2025 Partnership		4,609	—	50,083	—
Other income		3,570	2,909	63,797	3,045
Total other expense		(56,829)	(55,466)	(89,750)	(173,514)
Income (loss) before income taxes		144,048	93,813	472,569	(93,896)
Provision for (benefit from) income taxes	10	26,330	7,331	87,067	(130)
Net income (loss)		117,718	86,482	385,502	(93,766)
Less: Dividends on preferred shares		3,709	8,335	13,533	25,005
Less: Loss on redemption of preferred shares		—	—	6,327	—
Net income (loss) attributable to shareholders		$114,009	$78,147	$365,642	$(118,771)

Earnings (loss) per share:	13
Basic		$1.11	$0.76	$3.57	$(1.17)
Diluted		$1.10	$0.76	$3.52	$(1.17)

Weighted average shares outstanding:
Basic		102,569,415	102,380,659	102,560,285	101,199,356
Diluted		103,966,650	103,395,348	103,951,713	101,199,356
______________________________________________________
(1) Includes servicing fees of $3,035 and $5,635 for the three and nine months ended September 30, 2025, respectively, from the 2025 Partnership.
(2) Includes the profit elimination of $(3,908) and $(15,793) for the three and nine months ended September 30, 2025, respectively, for sales to the 2025 Partnership.
See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2025
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Total Equity
Equity - December 31, 2024	$1,026	$117	$153,328	$(73,103)	$81,368
Net income				267,784	267,784
Total comprehensive income				267,784	267,784
Redemption of preferred shares		(49)	(117,791)		(117,840)
Loss on redemption of preferred shares			(6,327)		(6,327)
Issuance of ordinary shares			913		913
Dividends declared - ordinary shares			(61,534)		(61,534)
Dividends declared - preferred shares			(9,824)		(9,824)
Equity-based compensation			10,404		10,404
Equity - June 30, 2025	$1,026	$68	$(30,831)	$194,681	$164,944
Net income				117,718	117,718
Total comprehensive income				117,718	117,718
Issuance of ordinary shares			124		124
Dividends declared - ordinary shares				(30,771)	(30,771)
Dividends declared - preferred shares				(3,709)	(3,709)
Equity-based compensation			5,655		5,655
Net settlement on vesting of equity awards			(1,497)		(1,497)
Equity - September 30, 2025	$1,026	$68	$(26,549)	$277,919	$252,464

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2024
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$534	$175,883
Net loss				(180,248)		(180,248)
Total comprehensive income				(180,248)		(180,248)
Purchase of non-controlling interest					$(534)	(534)
Dividends declared - ordinary shares			(60,148)			(60,148)
Dividends declared - preferred shares			(16,670)			(16,670)
Issuance of ordinary shares	20		150,116			150,136
Equity-based compensation			1,148			1,148
Equity - June 30, 2024	$1,022	$159	$330,419	$(262,033)	$—	$69,567
Net income				86,482		86,482
Total comprehensive income				86,482		86,482
Dividends declared - ordinary shares			(30,661)			(30,661)
Dividends declared - preferred shares			(8,335)			(8,335)
Issuance of ordinary shares	3		46			49
Equity-based compensation			1,430			1,430
Equity - September 30, 2024	$1,025	$159	$292,899	$(175,551)	$—	$118,532

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$385,502	$(93,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in losses of unconsolidated entities (1)	16,841	1,799
Gain on sale of assets	(294,761)	(244,353)
Gain on sale of assets to the 2025 Partnership	(50,083)	—
Gain on insurance recoveries	(54,325)	—
Security deposits and maintenance claims included in earnings	(24,919)	(13,437)
Loss on extinguishment of debt	—	13,920
Equity-based compensation	16,059	2,578
Non-cash termination fee to affiliate	—	150,000
Depreciation and amortization	170,076	163,386
Asset impairment	—	962
Deferred income taxes	77,559	(2,470)
Change in fair value of guarantees	2,460	1,340
Amortization of lease intangibles and incentives	31,843	30,998
Amortization of deferred financing costs	8,772	7,996
Provision for credit losses	276	2,784
Other	710	(158)
Change in:
Accounts receivable	(38,968)	(31,234)
Inventory	(391,908)	(163,900)
Other assets	(64,011)	(16,769)
Accounts payable and accrued liabilities	100,739	50,630
Management fees payable to affiliate	(960)	(3,967)
Other liabilities	(22,568)	(2,492)
Net cash used in operating activities	(131,666)	(146,153)

Cash flows from investing activities:
Investment in unconsolidated entities	(188,698)	—
Return of capital from unconsolidated entities	27,113	—
Principal collections on finance leases	1,580	1,872
Principal collections on notes receivable	4,328	3,874
Acquisition of business, net of cash acquired	(37,133)	(143,634)
Acquisition of leasing equipment	(489,781)	(622,366)
Investments in financing receivables	(2,764)	(63,857)
Acquisition of property, plant and equipment	(17,511)	(2,968)
Acquisition of lease intangibles	2,757	1,174
Deposits for acquisition of leasing equipment (2)	(58,646)	(162,708)
Proceeds from sale of assets	890,434	542,938
Proceeds from sale of assets to the 2025 Partnership	485,108	—
Proceeds from settlement of insurance claims	54,325	—
Proceeds from deposits on sale of leasing equipment	6,405	2,414
Return of deposits for acquisition of leasing equipment (2)	45,151	530
Net cash provided by (used in) investing activities	$722,668	$(442,731)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from debt	$430,000	$2,069,250
Repayment of debt	(430,000)	(1,367,304)
Payment of deferred financing costs	(524)	(10,825)
Receipt of security deposits under operating lease agreements	4,490	6,120
Return of security deposits under operating lease agreements	(3,469)	—
Receipt of maintenance deposits under operating lease agreements	40,284	35,583
Release of maintenance deposits under operating lease agreements	(5,452)	(6,460)
Capital contributions from non-controlling interests	—	(534)
Settlement of equity-based compensation	(1,497)	—
Redemption of preferred shares	(124,167)	—
Cash dividends - ordinary shares	(92,305)	(90,809)
Cash dividends - preferred shares	(13,533)	(25,005)
Net cash (used in) provided by financing activities	$(196,173)	$610,016

Net increase in cash and cash equivalents and restricted cash	394,829	21,132
Cash and cash equivalents and restricted cash, beginning of period	115,266	90,906
Cash and cash equivalents and restricted cash, end of period	$510,095	$112,038

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$32,996	$69,826
Acquisition of leasing equipment in accrued liabilities	(22,634)	(11,772)
Receipt of leasing equipment in settlement of accounts receivable	(5,118)	—
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	(52,817)	(19,608)
Decrease in leasing equipment for engines provided to aircraft lessees in lieu of cash reimbursements of maintenance deposits	2,199	—
Accounts receivable settled with security deposits	(2,110)	(4,365)
Accounts receivable settled with maintenance deposits	(23,883)	(38,795)
______________________________________________________
(1) Includes the profit elimination of $(15,793) for the nine months ended September 30, 2025, for sales to the 2025 Partnership within the Aerospace Products segment.
(2) Includes deposits for acquisition of leasing equipment paid on behalf of the 2025 Partnership of $23,473 for the nine months ended September 30, 2025, and return of deposits for the acquisition of leasing equipment reimbursed from the 2025 Partnership of $42,813 for the nine months ended September 30, 2025.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the FTAI Aviation Ltd.(“FTAI”, “FTAI Aviation” or “the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”).
FTAI Aviation is a Cayman Islands exempted company, which through its subsidiaries, is a leading full-service provider for CFM56-5B, CFM56-7B and V2500 aircraft engines, which power the majority of the world’s fleet of narrowbody aircraft. The Company owns and leases aircraft and engines to airlines and asset owners globally. Additionally, the Company repairs and sells refurbished engines and aftermarket components of engines as well as develops and manufactures Parts Manufacturer Approval (“PMA”) parts through a joint venture. The Company has two reportable segments, (i) Aviation Leasing and (ii) Aerospace Products (see Note 12).
The Company conducts engine maintenance at its 100% owned facilities in Montréal, Miami, and Orange, as well as through its 50% equity ownership in QuickTurn Europe, located in Rome. Collectively, these facilities span over 950,000 square feet and are equipped with advanced tooling, engine test cells, and engineering capabilities to support a wide range of component repairs and service requirements. In addition, the Company also supports global operations through exclusive arrangements and strategic partnerships at key locations worldwide. The Company’s principal corporate location is in New York City, and has a global presence through offices in Cardiff, Dubai, Dublin and Singapore, in addition to Montréal, Miami, Orange and Rome.
The majority of FTAI’s target customers are small and medium sized airlines which have narrowbody fleets powered by CFM56-5B, CFM56-7B and V2500 engines. There are hundreds of these operators worldwide, which creates a large addressable market in which FTAI focuses and can provide significant value versus competitors.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries.
Principles of Consolidation—The Company consolidates all entities in which it has a controlling financial interest and control over significant operating decisions. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The ownership interest of other investors in the Company’s consolidated subsidiaries is recorded as non-controlling interest.
The Company uses the equity method of accounting for investments in entities in which it exercises significant influence but does not meet the requirements for consolidation. Under the equity method, the Company records its proportionate share of the underlying net income (loss) of these entities.
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
Risks and Uncertainties—In the normal course of business, the Company encounters several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee or customer to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which the Company operates, which could adversely impact the pricing of the services offered by the Company or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of the Company’s leasing equipment or operating assets. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt facilities. The Company, through our subsidiaries, also conducts operations outside of the United States; such international operations are subject to the same risks as those associated with the Company’s United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. The Company does not have significant exposure to foreign currency risk as all of its leasing arrangements are denominated in U.S. dollars.
Cash and Cash Equivalents—The Company considers all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Inventory, net—The Company holds aircraft engines, engine modules, spare parts and used material inventory for sale. At times, inventory is transferred to leasing equipment in connection with a rebuilt engine or engine repair. Inventory is carried at the lower of cost or net realizable value on the Company’s Consolidated Balance Sheets.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Revenues—Revenues are within the scope of ASC 842, Leases, and ASC 606, Revenue from contracts with customers. The Company has elected to exclude sales tax and other similar taxes from revenues.
Operating Leases—The Company leases equipment pursuant to operating leases. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the lessee is placed on non-accrual status and revenue is recognized when cash payments are received.
Generally, under the Company’s aircraft lease and engine agreements, the lessee is required to make periodic maintenance payments calculated based on the lessee’s utilization of the leased asset or at the end of the lease. Typically, under the Company’s aircraft lease agreements, the lessee is responsible for maintenance, repairs and other operating expenses throughout the term of the lease. These periodic maintenance payments accumulate over the term of the lease to fund major maintenance events, and the Company is contractually obligated to return maintenance payments to the lessee up to the cost of maintenance events paid by the lessee. In the event the total cost of maintenance events over the term of a lease is less than the cumulative maintenance payments, the Company is not required to return any unused maintenance payments to the lessee.
Maintenance payments received for which the Company expects to repay to the lessee are presented as current and non-current Maintenance deposits in its Consolidated Balance Sheets. All excess maintenance payments received that the Company does not expect to repay to the lessee are recorded as Maintenance revenue on its Consolidated Statements of Operations. Estimates in recognizing revenue include mean time between removal, projected costs for engine maintenance and forecasted utilization of aircraft which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.
Finance Leases—From time to time the Company enters into finance lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value that equals or exceeds substantially all of the fair value of the leased equipment at the date of lease inception. Net investment in finance leases represents the minimum lease payments due from lessee, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the lease term and is recorded as lease income. The principal component of the lease payment is reflected as a reduction to the net investment in finance leases. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the lessee is placed on non-accrual status and revenue is recognized when cash payments are received.
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from the Company’s Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. The Company routinely sells leasing equipment to customers, and such transactions are considered recurring and ordinary in nature to its business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control of an asset to the customer, along with corresponding costs of sales.
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
Maintenance, Repair and Exchange (“MRE”) Contract revenue—MRE Contract revenue consists of the transaction price related to the sale of CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to, and subsequent exchange of unserviceable engines and modules from, the special purpose entities (the “SPVs”) of the first partnership of the strategic capital initiative (the “2025 Partnership”). MRE Contract revenue is recognized under ASC 606 when a performance obligation is satisfied by transferring control of the serviceable engine or module to the 2025 Partnership, along with corresponding costs of sales. Refer to Note 11 “Affiliate Transactions and Former Management Agreement” for additional information on the 2025 Partnership and the strategic capital initiative.
Other Income—The 2025 Partnership committed to acquire 45 on-lease narrowbody aircraft from the Company (the “Seed Assets”) and has signed an agreement through which the Company’s MRE business will provide replacement aircraft engines and modules for the life of the 2025 Partnership.
During the three and nine months ended September 30, 2025, 8 and 45 of the aircraft were sold for a gain of $4.6 million and $50.1 million, respectively, which was recognized within gain on sale to the 2025 Partnership. The aircraft sales are accounted for under ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, as they are non-recurring in nature and not considered part of the Company’s ordinary activities.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
During the three and nine months ended September 30, 2025, the Company received $0.0 million and $54.3 million, respectively, in insurance recoveries in connection with the settlement of claims related to the aircraft and engines located in Russia and recorded the gain within other income.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers and lessees. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company earned 16% and 11% of its revenue from two customers in the Aerospace Products segment during the three months ended September 30, 2025. The Company earned 12% of its revenue from one customer in the Aerospace Products segment during the nine months ended September 30, 2025. No single customer accounted for greater than 10% of total revenue during the three and nine months ended September 30, 2024.
As of September 30, 2025, there were two customers in the Aerospace Products segment that represented 25% and 11% of total accounts receivable, net. As of December 31, 2024, no single customer accounted for greater than 10% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—The Company determines the allowance for doubtful accounts based on its assessment of the collectability of its leasing receivables, notes receivables and inventory sales. In assessing the allowance, the Company considers past collection history and specific risks identified among uncollected accounts. The assessment of collectability of its leasing receivables, notes receivables and inventory sales is done on a customer-by-customer basis. The allowance for doubtful accounts was $28.4 million and $74.9 million as of September 30, 2025 and December 31, 2024, respectively. There was a provision for credit losses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $2.7 million and $2.8 million for the three and nine months ended September 30, 2024, respectively. The provision for credit losses is included in the Company's operating expenses. Receivables are written off after all reasonable means to collect the full amount have been exhausted. For the three and nine months ended September 30, 2025, the Company recorded write-offs and recoveries, net, of its allowance for doubtful accounts of $0.1 million and $46.8 million, respectively.
Other Current Assets—Other current assets are summarized as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Notes receivable	$269,360	$165,338
Financing receivable resulting from failed sale-leaseback transactions	36,008	32,486
Prepaid expenses including prepayments for maintenance that has not yet been incurred	40,353	87,323
Purchase deposits	13,471	83,229
Maintenance right assets	18,716	—
Tax assets	7,506	31,622
Contract asset from the 2025 Partnership	17,585	—
Other	9,780	8,925
Other current assets	$412,779	$408,923
Other Non-Current Assets—Other non-current assets are summarized as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Lease incentives	$47,320	$56,812
Deferred tax assets	27,225	42,893
Operating lease assets	30,906	28,729
Financing receivable resulting from failed sale-leaseback transactions	22,728	28,412
Maintenance right assets	4,624	25,907
Engine management contract assets	10,292	7,162
Other	12,651	18,515
Other non-current assets	$155,746	$208,430

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other Current Liabilities—Other current liabilities are summarized as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Deposits on sales of leasing equipment	37,551	$87,296
Other	3,734	13,269
Other current liabilities	$41,285	$100,565
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three and nine months ended September 30, 2025, the Board of Directors declared cash dividends of $0.35 and $0.95 per ordinary share, respectively. For the three and nine months ended September 30, 2024, the Board of Directors declared cash dividends of $0.30 and $0.90 per ordinary share, respectively.
Additionally, in the three months ended September 30, 2025, the Board of Directors declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively.
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
The cash and noncash related activities described above during the nine months ended September 30, 2025 and 2024 are detailed below (unaudited):

	Nine Months Ended September 30,
(in thousands)	2025	2024

Cost of modules and parts sold sourced from engines originally within leasing equipment	$22,429	$33,663
Transfers of engines from leasing equipment to inventory for manufacturing and sale	219,732	143,678
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(228,691)	(159,876)
Total outflows related to manufacturing modules and parts - included in net cash used in operating activities	(478,642)	(270,679)
Cash received for assets sold sourced from leasing equipment - inflow included in net cash used in operating activities	54,853	56,670
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in net cash provided by investing activities	635,865	276,699
Cash paid for engine and aircraft inventory - outflow included in net cash used in operating activities	(127,260)	—
Recent Accounting Pronouncements—In August 2023, the FASB issued ASU 2023‑05, Business Combinations – Joint Venture Formations, which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023‑05 are effective for joint ventures that are formed on or after January 1, 2025. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient in developing reasonable and supportable forecasts as apart of estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
There have been no other changes to the discussion of recently issued accounting standards included in our Annual Report on Form 10‑K for the year ended December 31, 2024. Specifically, the Company continues to monitor the future adoption of ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, and ASU 2024‑03, Income Statement—Reporting Comprehensive Income (Topic 220): Improvements to Reportable Segment Expense Disclosures, both of which have future effective dates. The Company is currently evaluating the impact these standards may have on its consolidated financial statements and related disclosures.
3. ACQUISITION OF LOCKHEED MARTIN COMMERCIAL ENGINE SOLUTIONS
On September 9, 2024, the Company, through its subsidiary FTAIC Aviation Inc. (“FTAIC”) created on April 25, 2024, acquired certain assets and assumed certain liabilities of Lockheed Martin Commercial Engine Solutions (“LMCES”) from Lockheed Martin Canada for total consideration of $170.0 million. LMCES is a 526,000-square-foot aircraft engine maintenance repair facility located in Montréal, Quebec. The Company acquired LMCES to further enhance its MRE business and establish permanent engine and module manufacturing capabilities in Canada. The facility operates within its Aerospace Products segment, providing extensive engine and piece-part repair capabilities for the CFM56-5B and CFM56-7B engines. The results of operations of LMCES have been included in the Company’s results since the effective date of the acquisition.
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
Subsequent to the acquisition, in the nine months ended September 30, 2025, measurement period adjustments as of the acquisition date were made as a result of the finalization of the net working capital adjustments which increased total consideration by $14.1 million. This adjustment resulted in an increase in goodwill of $14.1 million.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents fair values of the components of property, plant and equipment acquired and their estimated useful lives:

	Estimated useful life in years	Estimated Fair value
Buildings and improvements	25	$40,953
Machinery and equipment	2- 21	30,397
Other	N/A	801
Total		$72,151
The unaudited financial information in the table below summarizes the combined results of operations of FTAI and LMCES on a pro forma basis. These pro forma results were based on estimates and assumptions which the Company believes are reasonable. The pro forma adjustments are primarily comprised of the following:
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

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Total revenue	$479,277	$1,283,520
Net income attributable to shareholders	$83,727	$(122,542)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Leasing equipment	$2,169,514	$2,963,452
Less: Accumulated depreciation	(499,880)	(589,722)
Leasing equipment, net	$1,669,634	$2,373,730
The Company identified certain assets in its leasing equipment portfolio with indicators of impairment. During the three and nine months ended September 30, 2025, the Company did not record any transactional impairment charges. In comparison, for the three and nine months ended September 30, 2024, the Company recognized transactional impairment charges of $0.0 million and $1.0 million, respectively, net of redelivery compensation.
Depreciation expense for leasing equipment is summarized as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense for leasing equipment	$51,050	$55,376	158,185	159,936

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2025 (unaudited)	December 31, 2024
Advanced Engine Repair JV	Equity method	25%	$20,623	$19,048
2025 Partnership	Equity method	20%	133,171	—
QuickTurn Europe	Equity method	50%	10,552	—
			$164,346	$19,048
The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2025 and 2024.
The following table presents the Company’s proportionate share of equity in (losses) earnings (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advanced Engine Repair JV	$668	$(438)	$1,576	$(1,592)
2025 Partnership (1)	(4,992)	—	(18,436)	—
Falcon MSN 177 LLC (2)	—	—	—	(207)
QuickTurn Europe	100	—	19	—
Total	$(4,224)	$(438)	$(16,841)	$(1,799)
______________________________________________________
(1) Includes the profit elimination of $(3,908) and $(15,793) for the three and nine months ended September 30, 2025, respectively, for sales to the 2025 Partnership.
(2) On May 3, 2024, the Company purchased the remaining interest of Falcon MSN 177 LLC (“Falcon”). As a result, Falcon became a consolidated subsidiary, and is no longer accounted for as an equity method investment.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15.0 million for a 25% interest in an advanced engine repair joint venture. This joint venture is focused on developing new cost savings programs for engine repairs.
In August 2019, the Company expanded the scope of our joint venture and invested an additional $13.5 million and maintained a 25% interest. The Company exercises significant influence over this investment and accounts for this investment as an equity method investment.
Falcon MSN 177 LLC
Since November 2021, the Company owned a 50% interest in Falcon MSN 177 LLC (“Falcon”), an entity that consists of one Dassault Falcon 2000 aircraft. Falcon leases the aircraft to charter operators on aircraft, crew maintenance, and insurance contracts. The Company accounted for its investment in Falcon as an equity method investment as it had significant influence through its interest.
On May 3, 2024, the Company purchased the remaining interest from S7 Aerospace for total cash consideration of $0.8 million and it is now a consolidated subsidiary.
2025 Partnership
In the nine months ended September 30, 2025, the Company invested $151.6 million in the 2025 Partnership, an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which the Company is the Servicer and holds a 20% limited partner ownership. The Company exercises significant influence over this investment and accounts for it using the equity method. As the Servicer, The Company is responsible for lessee invoicing and collections, airline relationship management, contracts management including lease extension and aircraft deliveries and redeliveries. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement, the elimination of profit on sales of engine and modules to the 2025 Partnership under ASC 606, and the servicing fees charged by us in our capacity as the Servicer to the 2025 Partnership. The profit from the MRE Contract revenue is eliminated through equity method earnings and will be recognized over time as the 2025 Partnership generates income from leasing and sales activities.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
QuickTurn Europe
On June 5, 2025, the Company invested $10.5 million for a 50% interest in Quick Turn Engine Center Europe S.r.l. (previously IAG Engine Center Europe S.r.l.) or “QuickTurn Europe”, a 200,000 square-foot CFM56 engine maintenance repair and overhaul facility located at the Rome Fiumicino Airport. The joint venture was established to expand the Company’s global engine maintenance capabilities and meet increasing demand for MRE services. The Company accounts for its investment in QuickTurn Europe as an equity method investment as it has significant influence through its interest.
6. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Intangible assets
Acquired favorable lease intangibles	$20,184	$70,375
Less: Accumulated amortization	(10,710)	(29,664)
Acquired favorable lease intangibles, net	9,474	40,711
Acquired customer relationships	9,907	1,907
Less: Accumulated amortization	(699)	(413)
Acquired customer relationships, net	9,208	1,494
Total intangible assets, net	$18,682	$42,205

Intangible liabilities
Acquired unfavorable lease intangibles	$9,911	$13,767
Less: Accumulated amortization	(2,062)	(1,259)
Acquired unfavorable lease intangibles, net	$7,849	$12,508
The weighted average amortization period of intangible assets acquired during the nine months ended September 30, 2025 is as follows:

Weighted Average Amortization Period
Lease intangibles	3.5 years
Customer relationships	12.3 years
Total intangible assets	8.0 years
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows (unaudited):

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Lease intangibles	Lease income	$534	$3,720	$5,893	$11,482
Customer relationships	Depreciation and amortization	95	95	314	307
Total		$629	3,815	$6,207	11,789

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of September 30, 2025, estimated net annual amortization of intangibles is as follows (unaudited):

Remainder of 2025	$1,026
2026	1,568
2027	1,081
2028	1,645
2029	683
Thereafter	4,830
Total	$10,833
7. DEBT, NET
The Company’s debt, net is summarized as follows:

	September 30, 2025 (unaudited)			December 31, 2024
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	$—
Total loans payable	—			—
Bonds payable
Senior Notes due 2028 (2)	1,001,094	5.50%	5/1/28	1,001,382
Senior Notes due 2030 (3)	497,367	7.88%	12/1/30	497,071
Senior Notes due 2031	700,000	7.00%	5/1/31	700,000
Senior Notes due 2032	800,000	7.00%	6/15/32	800,000
Senior Notes due 2033 (4)	497,724	5.88%	4/15/33	497,551
Total bonds payable	3,496,185			3,496,004

Debt	3,496,185			3,496,004
Less: Debt issuance costs	(49,452)			(55,526)
Total debt, net	$3,446,733			$3,440,478

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized premium of $1,094 and $1,382 at September 30, 2025 and December 31, 2024, respectively.
(3) Includes an unamortized discount of $2,633 and $2,929 at September 30, 2025 and December 31, 2024, respectively.
(4) Includes an unamortized discount of $2,276 and $2,449 at September 30, 2025 and December 31, 2024, respectively.
We were in compliance with all debt covenants as of September 30, 2025.
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
The fair values of the Company’s bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	September 30, 2025 (unaudited)	December 31, 2024
Senior Notes due 2028	$1,001,570	$980,140
Senior Notes due 2030	532,765	526,380
Senior Notes due 2031	733,474	713,923
Senior Notes due 2032	838,352	816,904
Senior Notes due 2033	503,560	483,100
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $11.4 million and $8.9 million as of September 30, 2025 and December 31, 2024, respectively, and are reflected as a component of other non-current liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three and nine months ended September 30, 2025, the Company recorded increases related to the change in fair value of $0.4 million and $2.5 million, respectively, which are recorded in Asset sales revenue. During the three and nine months ended September 30, 2024, the Company recorded increases related to the change in fair value of $0.3 million and $1.3 million, respectively, which are recorded in Asset sales revenue.
Given variability in the condition of the engines at the end of the lease terms, which range from 3 to 7 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at September 30, 2025 was $43.0 million, which is not reasonably expected.
The Company measures the fair value of certain assets on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets, property, plant and equipment and leasing equipment. The Company records such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions as to future cash flows from operation of the leasing and sale of assets.
9. EQUITY-BASED COMPENSATION
The Company has a FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors.
As of September 30, 2025, the Incentive Plan provides for the issuance of up to 5.7 million shares. Equity-based compensation expense is reported within cost of sales and operating expenses.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Equity-based compensation for each type of award was as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2025	2024
Stock Options	$127	$128	$381	$170	$1,397	7.9 years
Performance shares	3,502	—	10,265	—	40,260	3.1 years
Restricted Shares	2,026	1,302	5,413	2,408	15,747	1.9 years
Total	$5,655	$1,430	$16,059	$2,578	$57,404
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
Performance Shares
During the nine months ended September 30, 2025, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $4.4 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
Restricted Shares
During the nine months ended September 30, 2025, the Company issued restricted shares to select officers and employees of the Company with a grant date fair value of $5.5 million, vesting over 3 years.
Additionally, the Company issued restricted shares to the directors of the Company with a grant date fair value of $0.8 million. These awards vest on the earlier of (i) the one-year anniversary of the grant date (May 29, 2026) or (ii) the date of the Company’s next annual general meeting of shareholders occurring after the grant date.
During the nine months ended September 30, 2024, the Company issued the following restricted shares of the Company to select employees and officers of the Company:
In May 2024, the Company issued restricted shares to (i) select officers with a grant date fair value of $5.5 million, vesting over 3.0 years and (ii) select employees with a grant date fair value of $5.7 million, vesting over 4.0 years.
In September 2024, the Company issued restricted shares to select employees and officers with a grant date fair value of $0.8 million, vesting over 3.0 years.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. INCOME TAXES
The current and deferred components of the provision for income taxes are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current:
Cayman Islands	$—	$—	$—	$—
Bermuda	—	—	—	—
United States:
Federal	(7,859)	(296)	—	888
State and local	1,518	(72)	3,063	217
Other Non-U.S. including Pillar Two top-up tax	2,911	446	6,445	1,235
Total current provision (benefit)	(3,430)	78	9,508	2,340
Deferred:
Cayman Islands	—	—	—	—
Bermuda	8,053	4,738	18,689	(3,088)
United States:
Federal	7,092	1,422	12,524	2,733
State and local	(1,496)	317	950	584
Other Non-U.S.	16,111	776	45,396	(2,699)
Total deferred provision (benefit)	29,760	7,253	77,559	(2,470)

Total provision for (benefit from) income taxes	$26,330	$7,331	$87,067	$(130)
The Company is an exempted entity domiciled in the Cayman Islands where income taxes are not imposed. The Company has previously been classified as a “passive foreign investment company” for U.S. income tax purposes, resulting in income tax obligations for certain of its shareholders. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The Company’s effective tax rate differs from the Cayman Islands statutory rate of 0% primarily due to a significant portion of the Company’s income being subject to tax in jurisdictions where it operates.
As of and for the nine months ended September 30, 2025, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2021. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
11. AFFILIATE TRANSACTIONS AND FORMER MANAGEMENT AGREEMENT
Strategic Capital Initiative – 2025 Partnership
On December 30, 2024, the Company announced the launch of its Strategic Capital Initiative in collaboration with third-party institutional investors. As part of the first partnership under the initiative, certain subsidiaries of the Company entered into an Aircraft Sale and Purchase Agreement, dated December 30, 2024, and a Beneficial Interest Sale and Purchase Agreement, dated December 30, 2024 (together, and as each may be amended from time to time, the “Aircraft Sale and Purchase Agreements”), pursuant to which the SPVs of the 2025 Partnership would acquire 45 on-lease 737NG and A320ceo aircraft for an aggregate net purchase price of approximately $500.0 million, subject to certain customary closing conditions. The SPVs have entered into agreements with third-party institutional investors for capital commitments to the SPVs. The Company also made a minority capital commitment and will make additional commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors.
During 2024 and the nine months ended September 30, 2025, on behalf of the 2025 Partnership, the Company paid refundable deposits of $19.3 million and $23.5 million to unrelated, third-parties on future purchases of aircraft, respectively. As of September 30, 2025, the 2025 Partnership fully reimbursed the Company $42.8 million in refundable deposits.
The Company, along with certain subsidiaries of the SPVs, has entered into a MRE agreement that requires the Company to sell serviceable engines and modules and purchase unserviceable engines and modules from the SPVs when aircraft controlled by the SPVs need such serviceable engines and modules to fulfill their obligations under an aircraft lease. Under this agreement, the Company will sell CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to the SPVs and purchase unserviceable engines and modules for a net cash purchase price. The net cash purchase price received by the

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Company is contractual and customary market-based compensation for fulfilling such performance obligations. During the three and nine months ended September 30, 2025, the Company recorded $58.7 million and $228.9 million of MRE Contract revenue, respectively, for the sale and purchase of such engines to and from the 2025 Partnership.
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
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the Services for a transition period through October 31, 2024, during which the Company procured replacements for the Services. In addition, the Former Manager was required to continue to provide the services that were reasonably required by the Company to prepare its quarterly and annual financial statements through May 31, 2025. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, plus a mark-up of ten percent (10%).
Prior to the Internalization, the Former Manager was paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing its day-to-day operations, inclusive of all costs incidental thereto. In addition, the Former Manager was reimbursed for various expenses incurred by the Former Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities. Additionally, the Company entered into certain incentive allocation arrangements with Master GP, which owned approximately 0.01% of FTAI Aviation Holdco Ltd. (a wholly owned subsidiary of the Company).
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
Prior to the Internalization and the termination of the Management Agreement on May 28, 2024, Master GP was entitled to incentive allocations (comprised of income incentive allocation and capital gains incentive allocation, defined below). The income incentive allocation was calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with U.S. GAAP excluding the Company’s pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by the Company’s independent directors. Pre-incentive allocation net income did not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to Master GP during the relevant quarter.
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
Prior to the Internalization, Capital Gains Incentive Allocation was calculated and distributable in arrears as of the end of each calendar year and was equal to 10% of the Company’s pro rata share of cumulative realized gains from the date of the IPO through the end of the applicable calendar year, net of the Company’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to Master GP.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the management fees and income incentive allocation prior to the Internalization (unaudited):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Management fees	$—	$993
Income incentive allocation	—	7,456
Total	$—	$8,449
The Company paid all of its operating expenses, except those specifically required to be borne by the Former Manager under the Management Agreement. The expenses required to be paid by the Company included, but were not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of its assets, legal and auditing fees and expenses, the compensation and expenses of its independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, costs and expenses incurred in contracting with third parties (including affiliates of the Former Manager), the costs of printing and mailing proxies and reports to its shareholders, costs incurred by the Former Manager or its affiliates for travel on the Company’s behalf, costs associated with any computer software or hardware that was used by the Company, costs to obtain liability insurance to indemnify the Company’s directors and officers and the compensation and expenses of the Company’s transfer agent.
The Company paid or reimbursed the Former Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements were no greater than those which would be paid to outside professionals or consultants. The Former Manager was responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Former Manager’s employees, rent for facilities and other “overhead” expenses; the Company did not reimburse the Former Manager for these expenses.
The following table summarizes the Company’s reimbursements to the Former Manager (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Classification in the Consolidated Statements of Operations:
General and administrative	$(82)	$2,557	$247	$6,115
Acquisition and transaction expenses	(53)	967	122	1,654
Total	$(135)	$3,524	$369	$7,769
Upon the successful completion of an offering of the Company’s ordinary shares or other equity securities (including securities issued as consideration in an acquisition), the Company granted the Former Manager options to purchase ordinary shares in an amount equal to 10% of the number of ordinary shares being sold in the offering (or if the issuance relates to equity securities other than the Company’s ordinary shares, options to purchase a number of ordinary shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a ordinary share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a ordinary share as of the date of the equity issuance if it relates to equity securities other than the Company’s ordinary shares). Any ultimate purchaser of ordinary shares for which such options are granted may have been an affiliate of the Former Manager.
12. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of the Company’s internal operations and the nature of its products and services. The Company’s two reportable segments are (i) Aviation Leasing and (ii) Aerospace Products. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to lessees, directly and also through its equity method investment. The Aerospace Products segment, through the Company’s maintenance facilities, equity method investment and exclusivity arrangements, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components for the CFM56-5B, CFM56-7B and V2500 commercial aircraft engines.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, internalization fee and management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective May 28, 2024. Additionally, Corporate and Other also includes results from an offshore energy business, which consists of equipment that support offshore oil and gas activities and production. The Company previously owned two offshore vessels that were sold in the fourth quarter of 2024.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. The Company’s Chief

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Executive Officer is its Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that the CODM reviews the operating results in assessing performance and allocating resources. The CODM evaluates performance for each reportable segment based on net income (loss) attributable to shareholders and is used to monitor budget vs. actual results.
The CODM determined that segment asset information is not a key factor in measuring performance or allocating resources. Therefore, segment asset information is not included in the tables below as it is not provided to or reviewed by the CODM.
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment (unaudited):
I. For the Three Months Ended September 30, 2025

	Three Months Ended September 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$—	$459,206	$—	$—	$459,206
MRE Contract revenue	—	58,663	—	—	58,663
Lease income	55,072	—	—	—	55,072
Maintenance revenue	52,370	—	—	—	52,370
Asset sales revenue	38,461	—	—	—	38,461
Other revenue (1)	3,292	—	—	—	3,292
Total revenues	149,195	517,869	—	—	667,064

Expenses
Cost of sales	34,769	328,153	—	—	362,922
Operating expenses	10,146	10,545	18,401	—	39,092
General and administrative	—	—	1,829	—	1,829
Acquisition and transaction expenses	3,571	599	2,896	—	7,066
Depreciation and amortization	50,226	3,930	1,122	—	55,278
Total expenses	98,712	343,227	24,248	—	466,187

Other income (expense)
Interest expense	—	—	(60,784)	—	(60,784)
Equity in (losses) earnings of unconsolidated entities (2)	(1,083)	767	—	(3,908)	(4,224)
Gain on sale to the 2025 Partnership	4,609	—	—	—	4,609
Other income	2,103	—	1,467	—	3,570
Total other income (expense)	5,629	767	(59,317)	(3,908)	(56,829)
Income (loss) before income taxes	56,112	175,409	(83,565)	(3,908)	144,048
Provision for (benefit from) income taxes	14,500	26,815	(14,985)	—	26,330
Net income (loss)	41,612	148,594	(68,580)	(3,908)	117,718
Less: Dividends on preferred shares	—	—	3,709	—	3,709
Net income (loss) attributable to shareholders	$41,612	$148,594	$(72,289)	$(3,908)	$114,009
______________________________________________________
(1) Includes servicing fees of $3,035 for the three months ended September 30, 2025 from the 2025 Partnership.
(2) Includes the profit elimination of $(3,908) for the three months ended September 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended September 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$7,919	$25,720	$—	$33,639
Asia	43,658	98,644	—	142,302
Europe	48,295	97,302	—	145,597
North America	41,803	286,006	—	327,809
South America	7,520	10,197	—	17,717
Total revenues (1)	$149,195	$517,869	$—	$667,064
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 38% and 14% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2025

	Nine Months Ended September 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$—	$1,144,317	$—	$—	$1,144,317
MRE Contract revenue	—	228,886	—	—	228,886
Lease income	185,951	—	—	—	185,951
Maintenance revenue	175,081	—	—	—	175,081
Asset sales revenue	105,315	—	—	—	105,315
Other revenue (1)	5,827	—	4	—	5,831
Total revenues	472,174	1,373,203	4	—	1,845,381

Expenses
Cost of sales	106,517	874,377	—	—	980,894
Operating expenses	28,661	25,221	51,976	—	105,858
General and administrative	—	—	7,387	—	7,387
Acquisition and transaction expenses	7,053	3,145	8,649	—	18,847
Depreciation and amortization	155,710	11,218	3,148	—	170,076
Total expenses	297,941	913,961	71,160	—	1,283,062

Other income (expense)
Interest expense	—	—	(186,789)	—	(186,789)
Equity in (losses) earnings of unconsolidated entities (2)	(2,642)	1,594	—	(15,793)	(16,841)
Gain on sale to the 2025 Partnership	50,083	—	—	—	50,083
Other income	61,696	—	2,101	—	63,797
Total other income (expense)	109,137	1,594	(184,688)	(15,793)	(89,750)
Income (loss) before income taxes	283,370	460,836	(255,844)	(15,793)	472,569
Provision for (benefit from) income taxes	58,301	72,017	(43,251)	—	87,067
Net income (loss)	225,069	388,819	(212,593)	(15,793)	385,502
Less: Dividends on preferred shares	—	—	13,533	—	13,533
Less: Loss on redemption of preferred shares	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$225,069	$388,819	$(232,453)	$(15,793)	$365,642
______________________________________________________
(1) Includes servicing fees of $5,635 for the nine months ended September 30, 2025 from the 2025 Partnership.
(2) Includes the profit elimination of $(15,793) for the nine months ended September 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Nine Months Ended September 30, 2025
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$18,713	$52,202	$—	$70,915
Asia	130,010	180,930	4	310,944
Europe	205,596	320,618	—	526,214
North America	91,668	791,477	—	883,145
South America	26,187	27,976	—	54,163
Total revenues (1)	$472,174	$1,373,203	$4	$1,845,381
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 33% and 16% of total revenues, respectively, based on the location of our customers and lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of September 30, 2025:

Operating Leases
Remainder of 2025	$49,496
2026	156,142
2027	132,618
2028	111,509
2029	81,037
Thereafter	145,045
Total	$675,847

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2024

	Three Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Aerospace products revenue	$—	$303,469	$—	$303,469
Lease income	57,322	—	8,128	65,450
Maintenance revenue	59,917	—	—	59,917
Asset sales revenue	34,953	—	—	34,953
Other revenue	74	—	1,931	2,005
Total revenues	152,266	303,469	10,059	465,794

Expenses
Cost of sales	20,684	198,812	—	219,496
Operating expenses	9,995	2,617	14,246	26,858
General and administrative	—	—	4,045	4,045
Acquisition and transaction expenses	2,620	2,100	4,621	9,341
Depreciation and amortization	52,455	1,306	3,014	56,775
Total expenses	85,754	204,835	25,926	316,515

Other expense
Interest expense	—	—	(57,937)	(57,937)
Equity in losses of unconsolidated entities	—	(438)	—	(438)
Other income	1,982	—	927	2,909
Total other expense	1,982	(438)	(57,010)	(55,466)
Income (loss) before income taxes	68,494	98,196	(72,877)	93,813
Provision for (benefit from) income taxes	8,898	4,408	(5,975)	7,331
Net income (loss)	59,596	93,788	(66,902)	86,482
Less: Dividends on preferred shares	—	—	8,335	8,335
Net income (loss) attributable to shareholders	$59,596	$93,788	$(75,237)	$78,147
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$1,266	$—	$—	$1,266
Asia	46,459	65,714	10,059	122,232
Europe	56,750	84,136	—	140,886
North America	34,700	149,530	—	184,230
South America	13,091	4,089	—	17,180
Total revenues (1)	$152,266	$303,469	$10,059	$465,794
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 35% and 15% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2024

	Nine Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Aerospace products revenue	$—	$737,726	$—	$737,726
Lease income	168,927	—	20,438	189,365
Maintenance revenue	156,894	—	—	156,894
Asset sales revenue	145,993	—	—	145,993
Other revenue	199	—	5,905	6,104
Total revenues	472,013	737,726	26,343	1,236,082

Expenses
Cost of sales	111,542	456,615	—	568,157
Operating expenses	26,984	16,510	37,780	81,274
General and administrative	—	—	10,697	10,697
Acquisition and transaction expenses	7,350	2,871	13,318	23,539
Management fees and incentive allocation to affiliate	—	—	8,449	8,449
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	151,211	3,177	8,998	163,386
Asset impairment	962	—	—	962
Total expenses	298,049	479,173	379,242	1,156,464

Other expense
Interest expense	—	—	(160,840)	(160,840)
Loss on extinguishment of debt	—	—	(13,920)	(13,920)
Equity in losses of unconsolidated entities	(207)	(1,592)	—	(1,799)
Other income	1,440	—	1,605	3,045
Total other expense	1,233	(1,592)	(173,155)	(173,514)
Income (loss) before income taxes	175,197	256,961	(526,054)	(93,896)
Provision for (benefit from) income taxes	20,224	11,865	(32,219)	(130)
Net income (loss)	154,973	245,096	(493,835)	(93,766)
Less: Dividends on preferred shares	—	—	25,005	25,005
Net income (loss) attributable to shareholders	$154,973	$245,096	$(518,840)	$(118,771)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Nine Months Ended September 30, 2024
	Aviation Leasing	Aerospace Products	Corporate and Other	Total
Revenues
Africa	$3,389	$8,271	$—	$11,660
Asia	105,220	122,744	26,343	254,307
Europe	235,367	256,752	—	492,119
North America	81,709	336,672	—	418,381
South America	46,328	13,287	—	59,615
Total revenues (1)	$472,013	$737,726	$26,343	$1,236,082
______________________________________________________
(1) The United States, included in North America, and Ireland, included in Europe, represent 32% and 18% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	September 30, 2025 (unaudited)	December 31, 2024
Property, plant and equipment and leasing equipment, net
Africa	$18,171	$37,369
Asia	404,171	596,547
Europe	596,938	1,038,176
North America	544,037	592,675
South America	220,268	216,414
Total property, plant and equipment and leasing equipment, net (1)	$1,783,585	$2,481,181
________________________________________________________
(1) The United States, included in North America, represents 24% of property, plant and equipment and leasing equipment, net as of September 30, 2025. The United States, included in North America, and Italy, included in Europe, represent 17% and 12% of property, plant and equipment and leasing equipment, net as of December 31, 2024, respectively. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.
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
The calculation of basic and diluted EPS is presented below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss)	$117,718	$86,482	$385,502	$(93,766)
Less: Dividends on preferred shares	3,709	8,335	13,533	25,005
Less: Loss on redemption of preferred shares	—	—	6,327	—
Net income (loss) attributable to shareholders	$114,009	$78,147	$365,642	$(118,771)
Weighted Average Ordinary Shares Outstanding - Basic	102,569,415	102,380,659	102,560,285	101,199,356
Weighted Average Ordinary Shares Outstanding - Diluted	103,966,650	103,395,348	103,951,713	101,199,356

Earnings (loss) per share:
Basic	$1.11	$0.76	$3.57	$(1.17)
Diluted	$1.10	$0.76	$3.52	$(1.17)
For the three months ended September 30, 2025 and 2024, no shares were excluded from the calculation of Diluted EPS. For the nine months ended September 30, 2025 and 2024, 0 and 859,940 shares, respectively, were excluded from the calculation of Diluted EPS due to their anti-dilutive impact.
For the three months ended September 30, 2025 and 2024, the Company issued 835 and 482 ordinary shares, respectively, and for the nine months ended September 30, 2025 and 2024, issued 1,511 and 4,852 ordinary shares, respectively, to certain directors as compensation.
14. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company and its subsidiaries may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Within the Company’s offshore energy business, a lessee did not fulfill its obligation under its charter arrangement, therefore the Company is pursuing rights afforded to it under the charter and the range of potential losses against the obligation is $0.0 million to $3.3 million. The Company believes the risk of loss in connection with such arrangements is remote.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. RESTRUCTURING CHARGES
On May 28, 2024, in connection with the Internalization and termination of the Management Agreement, the Company agreed to pay a total of $300.0 million to its Former Manager (for itself and on behalf of the Master GP, as applicable). At closing, the Company issued 1,866,949 ordinary shares valued at $150.0 million. The remaining balance was paid in cash on June 17, 2024. The restructuring charge paid in connection with the Internalization and termination of the Management Agreement is reflected in Internalization Fee to Affiliate expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024. There were no restructuring charges recorded for the three and nine months ended September 30, 2025.
16. SUBSEQUENT EVENTS
Dividends
On October 27, 2025, the Company’s Board of Directors declared a cash dividend on its ordinary shares and eligible participating securities of $0.35 per share for the three months ended September 30, 2025, payable on November 19, 2025 to the holders of record on November 10, 2025.
Additionally, on October 27, 2025, the Company’s Board of Directors also declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively, payable on December 15, 2025 to the holders of record on December 1, 2025.

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
As of September 30, 2025, we had total consolidated assets of $4.2 billion and total equity of $252.5 million.
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
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits for the year ended December 31, 2022, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of September 30, 2025, eight aircraft and seventeen engines were still located in Russia.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Aerospace products revenue	$459,206	$303,469	$155,737	$1,144,317	$737,726	$406,591
MRE Contract revenue	58,663	—	58,663	228,886	—	228,886
Lease income	55,072	65,450	(10,378)	185,951	189,365	(3,414)
Maintenance revenue	52,370	59,917	(7,547)	175,081	156,894	18,187
Asset sales revenue	38,461	34,953	3,508	105,315	145,993	(40,678)
Other revenue (1)	3,292	2,005	1,287	5,831	6,104	(273)
Total revenues	667,064	465,794	201,270	1,845,381	1,236,082	609,299

Expenses
Cost of sales	362,922	219,496	143,426	980,894	568,157	412,737
Operating expenses	39,092	26,858	12,234	105,858	81,274	24,584
General and administrative	1,829	4,045	(2,216)	7,387	10,697	(3,310)
Acquisition and transaction expenses	7,066	9,341	(2,275)	18,847	23,539	(4,692)
Management fees and incentive allocation to affiliate	—	—	—	—	8,449	(8,449)
Internalization fee to affiliate	—	—	—	—	300,000	(300,000)
Depreciation and amortization	55,278	56,775	(1,497)	170,076	163,386	6,690
Asset impairment	—	—	—	—	962	(962)
Total expenses	466,187	316,515	149,672	1,283,062	1,156,464	126,598

Other (expense) income
Interest expense	(60,784)	(57,937)	(2,847)	(186,789)	(160,840)	(25,949)
Equity in losses of unconsolidated entities (2)	(4,224)	(438)	(3,786)	(16,841)	(1,799)	(15,042)
Loss on extinguishment of debt	—	—	—	—	(13,920)	13,920
Gain on sale to the 2025 Partnership	4,609	—	4,609	50,083	—	50,083
Other income	3,570	2,909	661	63,797	3,045	60,752
Total other expense	(56,829)	(55,466)	(1,363)	(89,750)	(173,514)	83,764
Income (loss) from before income taxes	144,048	93,813	50,235	472,569	(93,896)	566,465
Provision for (benefit from) income taxes	26,330	7,331	18,999	87,067	(130)	87,197
Net income (loss)	117,718	86,482	31,236	385,502	(93,766)	479,268
Less: Dividends on preferred shares	3,709	8,335	(4,626)	13,533	25,005	(11,472)
Less: Loss on redemption of preferred shares	—	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$114,009	$78,147	$35,862	$365,642	$(118,771)	$484,413
______________________________________________________
(1) Includes servicing fees of $3,035 and $5,635 for the three and nine months ended September 30, 2025, respectively, from the 2025 Partnership.
(2) Includes the profit elimination of $(3,908) and $(15,793) for the three and nine months ended September 30, 2025, respectively, for sales to the 2025 Partnership.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net income (loss) attributable to shareholders	$114,009	$78,147	$35,862	$365,642	$(118,771)	$484,413
Add: Provision for (benefit from) income taxes	26,330	7,331	18,999	87,067	(130)	87,197
Add: Equity-based compensation expense	5,655	1,430	4,225	16,059	2,578	13,481
Add: Acquisition and transaction expenses	7,066	9,341	(2,275)	18,847	23,539	(4,692)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	6,327	13,920	(7,593)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	962	(962)
Add: Incentive allocations	—	—	—	—	7,456	(7,456)
Add: Depreciation and amortization expense (1)	67,855	69,453	(1,598)	201,919	194,384	7,535
Add: Interest expense and dividends on preferred shares	64,493	66,272	(1,779)	200,322	185,845	14,477
Add: Internalization fee to affiliate	—	—	—	—	300,000	(300,000)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	11,657	(382)	12,039	16,513	(1,547)	18,060
Less: Equity in losses (earnings) of unconsolidated entities (3)	316	438	(122)	1,048	1,799	(751)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$297,381	$232,030	$65,351	$913,744	$610,035	$303,709
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $55,278 and $56,775, (ii) lease intangible amortization of $534 and $3,720 and (iii) amortization for lease incentives of $12,043 and $8,958, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $170,076 and $163,386, (ii) lease intangible amortization of $5,893 and $11,482 and (iii) amortization for lease incentives of $25,950 and $19,516, respectively.
(2) Includes the following items for the three months ended September 30, 2025 and 2024: (i) net loss of $316 and $438, (ii) interest expense of $2,629 and $0, (iii) depreciation and amortization expense of $9,449 and $56, and (iv) tax benefit of $105 and $0, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) net loss of $1,048 and $1,799, (ii) interest expense of $4,119 and $0, (iii) depreciation and amortization expense of $13,077 and $252, (iv) acquisition and transaction expenses of $470 and $0, and (v) tax benefit of $105 and $0 respectively.
(3) Excludes the profit elimination of $3,908 and $15,793 for the three and nine months ended September 30, 2025, for sales to the 2025 Partnership.
Revenues
Comparison of the three months ended September 30, 2025 and 2024
Total revenues increased by $201.3 million, driven by the following:
•Aerospace products revenue increased by $155.7 million, primarily due to a $145.7 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $7.4 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $58.7 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
•Lease income decreased by $10.4 million, primarily due to a decrease of $8.1 million in the Offshore Energy business driven by the sale of the two vessels during Q4 2024 and a decrease in aircraft lease revenue of $9.0 million driven by the sale of Seed Assets to the 2025 Partnership. This was partially offset by an increase in engine lease revenue of $6.6 million.
Comparison of the nine months ended September 30, 2025 and 2024
Total revenues increased by $609.3 million, driven by the following:
•Aerospace products revenue increased $406.6 million, primarily due to a $382.7 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $19.3 million increase in other maintenance service revenues.

•MRE Contract revenue increased by $228.9 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
•Maintenance revenue increased by $18.2 million, primarily due to an increase in aircraft maintenance revenue of $17.7 million driven by higher end-of-lease return compensation and an increase in the recognition of maintenance deposits due to aircraft redelivery, partially offset by a decrease in utilization and number of aircraft on lease.
•Asset sales revenue decreased by $40.7 million, primarily due to change in product mix of assets sold in the current period as compared to the prior period. Specifically, while the number of total assets sold in the current period was higher than prior period, the number of engines sold in the prior period was higher than the current period.
Expenses
Comparison of the three months ended September 30, 2025 and 2024
Total expenses increased by $149.7 million, driven by the following:
•Cost of sales increased by $143.4 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
Comparison of the nine months ended September 30, 2025 and 2024
Total expenses increased by $126.6 million, driven by the following:
•Cost of sales increased by $412.7 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Internalization fee to affiliate decreased by $300.0 million relating to the Internalization effective May 28, 2024.
Other (expense) income
Comparison of the three months ended September 30, 2025 and 2024
Total other expense increased by $1.4 million driven by the following:
•Gain on sale to the 2025 Partnership increased by $4.6 million, resulting from the sale of 8 aircraft to the 2025 Partnership within the Aviation Leasing Segment.
•Interest expense increased by $2.8 million, reflecting an increase in interest expense of $7.3 million on the 5.875% Senior Notes due 2033, which were issued in October 2024, partially offset by decreases in interest expense in (i) the 9.75% Senior Notes due 2027, which were redeemed in October 2024, of $3.2 million and (ii) the Revolving Credit Facility of $1.5 million, driven by the increase in average debt outstanding of $66.7 million.
•Equity in losses of unconsolidated entities increased by $3.8 million, primarily driven by the profit elimination of $3.9 million for sales to the 2025 Partnership.
Comparison of the nine months ended September 30, 2025 and 2024
Total other expense decreased by $83.8 million driven by the following:
•Other income increased by $60.8 million, primarily due to a $54.3 million insurance settlement and a $5.3 million increase in interest income earned on financing receivables within our Aviation Leasing Segment.
•Gain on sale to the 2025 Partnership increased by $50.1 million, resulting from the sale of 45 aircraft to the 2025 Partnership within the Aviation Leasing Segment.
•Loss on debt extinguishment decreased by $13.9 million driven by the 2024 redemption of Senior Notes due 2025 and partial redemption of Senior Notes due 2027.
•Interest expense increased by $25.9 million, reflecting increases in interest expense in (i) the 7.00% Senior Notes due 2032 of $26.0 million, (ii) the 5.875% Senior Notes due 2033 of $22.0 million, and (iii) the 7.00% Senior Notes due 2031 of $13.8 million. These were partially offset by decreases in interest expense in (i) the 9.75% senior notes due 2027 of $22.0 million, and (ii) the 6.5% senior notes due 2025 of 13.0 million.
•Equity in losses of unconsolidated entities increased by $15.0 million, primarily driven by the profit elimination of $15.8 million for sales to the 2025 Partnership.
Provision for (benefit from) income taxes
The provision for income taxes increased $19.0 million and $87.2 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily driven by the higher income generated in the Aerospace Products segment within taxable jurisdictions for both the three and nine months ended September 30, 2025, and the higher income generated in the Aviation Leasing segment within taxable jurisdictions for the nine months ended September 30, 2025.

Net income (loss)
Net income increased by $31.2 million and $479.3 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $65.4 million and $303.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.

Aviation Leasing Segment
As of September 30, 2025, in our Aviation Leasing segment, we own and manage 323 aviation assets, consisting of 48 commercial aircraft and 275 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of September 30, 2025, 39 of our commercial aircraft and 167 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 76% utilized during the three months ended September 30, 2025, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 47 months, and our engines currently on-lease have an average remaining lease term of 35 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2025	5	104	109
Purchases	—	17	17
Sales	—	(45)	(45)
Transfers	—	(33)	(33)
Assets at September 30, 2025	5	43	48

Engines
Assets at January 1, 2025	23	289	312
Purchases	—	70	70
Sales	(5)	—	(5)
Transfers	—	(102)	(102)
Assets at September 30, 2025	18	257	275

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$55,072	$57,322	$(2,250)	$185,951	$168,927	$17,024
Maintenance revenue	52,370	59,917	(7,547)	175,081	156,894	18,187
Asset sales revenue	38,461	34,953	3,508	105,315	145,993	(40,678)
Other revenue (1)	3,292	74	3,218	5,827	199	5,628
Total revenues	149,195	152,266	(3,071)	472,174	472,013	161

Expenses
Cost of sales	34,769	20,684	14,085	106,517	111,542	(5,025)
Operating expenses	10,146	9,995	151	28,661	26,984	1,677
Acquisition and transaction expenses	3,571	2,620	951	7,053	7,350	(297)
Depreciation and amortization	50,226	52,455	(2,229)	155,710	151,211	4,499
Asset impairment	—	—	—	—	962	(962)
Total expenses	98,712	85,754	12,958	297,941	298,049	(108)

Other income (expense)
Equity in losses of unconsolidated entities	(1,083)	—	(1,083)	(2,642)	(207)	(2,435)
Gain on sale to the 2025 Partnership	4,609	—	4,609	50,083	—	50,083
Other income	2,103	1,982	121	61,696	1,440	60,256
Total other income	5,629	1,982	3,647	109,137	1,233	107,904
Income before income taxes	56,112	68,494	(12,382)	283,370	175,197	108,173
Provision for income taxes	14,500	8,898	5,602	58,301	20,224	38,077
Net income attributable to shareholders	$41,612	$59,596	$(17,984)	$225,069	$154,973	$70,096
______________________________________________________
(1) Includes servicing fees of $3,035 and $5,635 for the three and nine months ended September 30, 2025, respectively, from the 2025 Partnership.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net income attributable to shareholders	$41,612	$59,596	$(17,984)	$225,069	$154,973	$70,096
Add: Provision for income taxes	14,500	8,898	5,602	58,301	20,224	38,077
Add: Equity-based compensation expense	264	176	88	703	409	294
Add: Acquisition and transaction expenses	3,571	2,620	951	7,053	7,350	(297)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	962	(962)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	62,803	65,133	(2,330)	187,553	182,209	5,344
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	10,575	—	10,575	14,379	(123)	14,502
Less: Equity in losses of unconsolidated entities	1,083	—	1,083	2,642	207	2,435
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$134,408	$136,423	$(2,015)	$495,700	$366,211	$129,489
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) depreciation expense of $50,226 and $52,455, (ii) lease intangible amortization of $534 and $3,720 and (iii) amortization for lease incentives of $12,043 and $8,958, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) depreciation expense of $155,710 and $151,211, (ii) lease intangible amortization of $5,893 and $11,482 and (iii) amortization for lease incentives of $25,950 and $19,516, respectively.
(2) Includes the following items for the three months ended September 30, 2025 and 2024: (i) net loss of $1,083 and $0, (ii) interest expense of $2,629 and $0, and (iii) depreciation and amortization of $9,029 and $0, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) net loss of $2,642 and $207, (ii) interest expense of $4,119 and $0, (iii) depreciation and amortization of $12,432 and $84 and (iv) acquisition and transaction expenses of $470 and $0, respectively.
Revenues
Comparison of the three months ended September 30, 2025 and 2024
Total revenue decreased by $3.1 million, driven by the following:
•Maintenance revenue decreased by $7.5 million, primarily due to a decrease in aircraft maintenance revenue of $7.0 million, driven by the sale of Seed Assets to the 2025 Partnership, as well as a decrease in utilization.
•Lease income decreased by $2.3 million due to a decrease in aircraft lease revenue of $9.0 million, driven by the sale of Seed Assets to the 2025 Partnership, partially offset by an increase in engine lease revenue of $6.6 million.
•Asset sales revenue increased by $3.5 million, primarily due to an overall increase in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
•Other revenue increased by $3.2 million as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
Comparison of the nine months ended September 30, 2025 and 2024
Total revenue increased $0.2 million, driven by the following:
•Maintenance revenue increased by $18.2 million, primarily due to an increase in aircraft maintenance revenue of $17.7 million driven by higher end-of-lease return compensation and an increase in the recognition of maintenance deposits due to aircraft redelivery, partially offset by the sale of Seed Assets to the 2025 Partnership, as well as a decrease in utilization.
•Lease income increased by $17.0 million, primarily due to an increase in engine lease revenue of $16.9 million, driven by an increased number of engines on lease in addition to higher rental rates.

•Other revenue increased by $5.6 million as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
•Asset sales revenue decreased by $40.7 million, primarily due to change in product mix of assets sold in the current period as compared to the prior period. Specifically, while the number of total assets sold in the current period was higher than prior period, the number of engines sold in the prior period was higher than the current period.
Expenses
Comparison of the three months ended September 30, 2025 and 2024
Total expenses increased by $13.0 million, driven by the following:
•Cost of sales increased by $14.1 million, primarily due to an increase in asset sales as compared to the prior period.
•Depreciation and amortization expense decreased by $2.2 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
Comparison of the nine months ended September 30, 2025 and 2024
Total expenses decreased by $0.1 million, driven by the following:
•Cost of sales decreased by $5.0 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense increased by $4.5 million, primarily driven by a higher average book value of engines on lease, partially offset by the sale of Seed Assets to the 2025 Partnership during the period.
Other income (expense)
Total other income increased by $3.6 million and $107.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to (i) gains on sale to the 2025 Partnership of $4.6 million and $50.1 million, respectively, (ii) a $0.8 million and $5.3 million increase in interest income earned on financing receivables during 2025, respectively, and (iii) an insurance settlement of $54.3 million in the nine months ended September 30, 2025.
Provision for income taxes
The provision for income taxes increased by $5.6 million and $38.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the respective changes in income discussed above from leasing activities in jurisdictions subject to taxes.
Net income
Net income decreased by $18.0 million and increased by $70.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $2.0 million and increased by $129.5 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.

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
To further enhance this business and establish permanent engine and module manufacturing capabilities, we acquired Lockheed Martin Commercial Engine Solutions (LMCES). Refer to Note 3, “Acquisition of Lockheed Martin Commercial Engine Solutions” in our “Notes to Consolidated Financial Statements” for additional information.
We entered into an agreement within our MRE business to supply replacement aircraft engines and modules for the life of the 2025 Partnership.
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
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Aerospace products revenue	$459,206	$303,469	$155,737	$1,144,317	$737,726	$406,591
MRE Contract revenue	58,663	—	58,663	228,886	—	228,886
Total revenues	517,869	303,469	214,400	1,373,203	737,726	635,477

Expenses
Cost of sales	328,153	198,812	129,341	874,377	456,615	417,762
Operating expenses	10,545	2,617	7,928	25,221	16,510	8,711
Acquisition and transaction expenses	599	2,100	(1,501)	3,145	2,871	274
Depreciation and amortization	3,930	1,306	2,624	11,218	3,177	8,041
Total expenses	343,227	204,835	138,392	913,961	479,173	434,788

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	767	(438)	1,205	1,594	(1,592)	3,186
Total other income (expense)	767	(438)	1,205	1,594	(1,592)	3,186
Income before income taxes	175,409	98,196	77,213	460,836	256,961	203,875
Provision for income taxes	26,815	4,408	22,407	72,017	11,865	60,152
Net income attributable to shareholders	$148,594	$93,788	$54,806	$388,819	$245,096	$143,723

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net income attributable to shareholders	$148,594	$93,788	$54,806	$388,819	$245,096	$143,723
Add: Provision for income taxes	26,815	4,408	22,407	72,017	11,865	60,152
Add: Equity-based compensation expense	168	156	12	491	154	337
Add: Acquisition and transaction expenses	599	2,100	(1,501)	3,145	2,871	274
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	3,930	1,306	2,624	11,218	3,177	8,041
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	1,082	(382)	1,464	2,134	(1,424)	3,558
Less: Equity in (earnings) losses of unconsolidated entities	(767)	438	(1,205)	(1,594)	1,592	(3,186)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$180,421	$101,814	$78,607	$476,230	$263,331	$212,899
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) net income of $767 and net loss of $438, (ii) depreciation and amortization expense of $420 and $56, and (iii) tax benefit of $105 and $0, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) net income of $1,594 and net loss of $1,592, (ii) depreciation and amortization expense of $645 and $168, and (iii) tax benefit of $105 and $0, respectively.
Revenues
Comparison of the three months ended September 30, 2025 and 2024
Total revenues increased by $214.4 million, due to the following:
•Aerospace Products revenue increased by $155.7 million, primarily due to a $145.7 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $7.4 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $58.7 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
Comparison of the nine months ended September 30, 2025 and 2024
Total revenues increased by $635.5 million, due to the following:
•Aerospace Products revenue increased by $406.6 million, primarily due to a $382.7 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $19.3 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $228.9 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
Expenses
Comparison of the three months ended September 30, 2025 and 2024
Total expenses increased by $138.4 million, due to the following:
•Cost of sales increased by $129.3 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $7.9 million, primarily due to higher compensation and benefits expense due to the acquisition of LMCES and an increase in shipping and logistics expense.

Comparison of the nine months ended September 30, 2025 and 2024
Total expenses increased by $434.8 million, due to the following:
•Cost of sales increased by $417.8 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $8.7 million, primarily due to higher compensation and benefits expense due to the acquisition of LMCES.
•Depreciation and amortization increased by $8.0 million due to the acquisition of LMCES in the third quarter of 2024.
Provision for income taxes
The provision for income taxes increased by $22.4 million and $60.2 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the increase in income discussed above from Aerospace Products activities in jurisdictions subject to taxes.
Net income
Net income increased $54.8 million and $143.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $78.6 million and $212.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$—	$8,128	$(8,128)	$—	$20,438	$(20,438)
Other revenue	—	1,931	$(1,931)	4	5,905	$(5,901)
Total revenues	—	10,059	(10,059)	4	26,343	(26,339)

Expenses
Operating expenses	18,401	14,246	4,155	51,976	37,780	14,196
General and administrative	1,829	4,045	(2,216)	7,387	10,697	(3,310)
Acquisition and transaction expenses	2,896	4,621	(1,725)	8,649	13,318	(4,669)
Management fees and incentive allocation to affiliate	—	—	—	—	8,449	(8,449)
Internalization fee to affiliate	—	—	—	—	300,000	(300,000)
Depreciation and amortization	1,122	3,014	(1,892)	3,148	8,998	(5,850)
Total expenses	24,248	25,926	(1,678)	71,160	379,242	(308,082)

Other income (expense)
Interest expense	(60,784)	(57,937)	(2,847)	(186,789)	(160,840)	(25,949)
Loss on extinguishment of debt	—	—	—	—	(13,920)	13,920
Other income	1,467	927	540	2,101	1,605	496
Total other expense	(59,317)	(57,010)	(2,307)	(184,688)	(173,155)	(11,533)
Loss before income taxes	(83,565)	(72,877)	(10,688)	(255,844)	(526,054)	270,210
Benefit from income taxes	(14,985)	(5,975)	(9,010)	(43,251)	(32,219)	(11,032)
Net loss	(68,580)	(66,902)	(1,678)	(212,593)	(493,835)	281,242
Less: Dividends on preferred shares	3,709	8,335	(4,626)	13,533	25,005	(11,472)
Less: Loss on redemption of preferred shares	—	—	—	6,327	—	6,327
Net loss attributable to shareholders	$(72,289)	$(75,237)	$2,948	$(232,453)	$(518,840)	$286,387

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to shareholders	$(72,289)	$(75,237)	$2,948	$(232,453)	$(518,840)	$286,387
Add: Benefit from income taxes	(14,985)	(5,975)	(9,010)	(43,251)	(32,219)	(11,032)
Add: Equity-based compensation expense	5,223	1,098	4,125	14,865	2,015	12,850
Add: Acquisition and transaction expenses	2,896	4,621	(1,725)	8,649	13,318	(4,669)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	6,327	13,920	(7,593)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	7,456	(7,456)
Add: Depreciation and amortization expense	1,122	3,014	(1,892)	3,148	8,998	(5,850)
Add: Interest expense and dividends on preferred shares	64,493	66,272	(1,779)	200,322	185,845	14,477
Add: Internalization fee to affiliate	—	—	—	—	300,000	(300,000)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(13,540)	$(6,207)	$(7,333)	$(42,393)	$(19,507)	$(22,886)
Revenues
Total revenues decreased $10.1 million and $26.3 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.
Expenses
Comparison of the three months ended September 30, 2025 and 2024
Total expenses decreased by $1.7 million, due to the following:
•Acquisition and transaction expense decreased $1.7 million, primarily due to lower professional fees associated with the Internalization.
•Depreciation and amortization decreased by $1.9 million, due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.
•General and administrative decreased by $2.2 million, primarily due higher expenses in the comparative period related to the Internalization effective May 28, 2024.
•Operating expenses increased $4.2 million, primarily due to higher compensation and benefits expense due to an increase in employee headcount and increased overall compensation.
Comparison of the nine months ended September 30, 2025 and 2024
Total expenses decreased by $308.1 million, primarily due to the Internalization effective May 28, 2024, which resulted in an internalization fee to affiliate of $300.0 million in the comparative period.
Other income (expense)
Total other expense increased by $2.3 million for the three months ended September 30, 2025, as compared to the prior period, due to the following:
•Interest expense increased by $2.8 million, reflecting an increase in interest expense of $7.3 million on the 5.875% Senior Notes due 2033, which were issued in October 2024, partially offset by decreases in interest expense in (i) the 9.75% Senior Notes due 2027, which were redeemed in October 2024, of $3.2 million and (ii) the Revolving Credit Facility of $1.5 million, driven by the decrease in average debt outstanding of $66.7 million.

Total other expense increased by $11.5 million for the nine months ended September 30, 2025, as compared to the prior period, due to the following:
•Interest expense increased by $25.9 million, reflecting increases in interest expense in (i) the 7.00% Senior Notes due 2032 of $26.0 million, (ii) the 5.875% Senior Notes due 2033 of $22.0 million, and (iii) the 7.00% Senior Notes due 2031 of $13.8 million. These were partially offset by decreases in interest expense in (i) the 9.75% senior notes due 2027 of $22.0 million, and (ii) the 6.5% senior notes due 2025 of $13.0 million.
•Loss on extinguishment of debt decreased by $13.9 million, driven by the 2024 redemption of Senior Notes due 2025 and partial redemption of Senior Notes due 2027.
Benefit from income taxes
The benefit from income taxes increased by $9.0 million and $11.0 million for the three and nine months ended September 30, 2025, as compared to the prior period. The increase was mainly driven by higher corporate overhead expenses deductible for 2025 tax purposes.
Net loss
Net loss increased by $1.7 million and decreased by $281.2 million during the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $7.3 million and $22.9 million during the three and nine months ended September 30, 2025, respectively, as compared to the prior period, primarily due to the changes noted above.
Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during various environments. This includes limiting discretionary spending across the organization and re-prioritizing our investments as necessary. On December 30, 2024, the Company announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, focuses on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, allows the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The Company has agreed that the 2025 Partnership, and follow-on partnerships, will be the primary buyer of on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, will manage the aircraft in the 2025 Partnership, and the Company will receive customary, market-based compensation. The Company has also made a minority investment and will make future investments in the 2025 Partnership. The Company expects to manage the aircraft for and make minority investments in, future partnerships.
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
•Cash used for the purpose of making investments was $757.4 million and $1.0 billion during the nine months ended September 30, 2025 and 2024, respectively.
•Distributions to shareholders, including cash dividends, were $105.8 million and $115.8 million during the nine months ended September 30, 2025 and 2024, respectively.
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
•Cash flows used in operating activities, plus the principal collections on finance leases and maintenance reserve collections were $89.8 million and $108.7 million during the nine months ended September 30, 2025 and 2024, respectively.
•During the nine months ended September 30, 2025, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $430.0 million and $430.0 million, respectively. During the nine months ended September 30, 2024, additional borrowings were obtained in connection with the (i) Senior Notes due 2032 of $800.0 million, (ii) Senior Notes due 2031 of $700.0 million and (iii) Revolving Credit Facility of $590.0 million and total principal repayments were made of (i) $650.0 million related to the Senior Notes due 2025, (ii) $440.0 million relating to the Revolving Credit Facility and (iii) $269.5 million related to the Senior Notes due 2027.
•Proceeds from the sale of assets were $1,375.5 million and $542.9 million during the nine months ended September 30, 2025 and 2024, respectively.

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
Historical Cash Flow
Comparison of the nine months ended September 30, 2025 and 2024
The following table compares the historical cash flow for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flow Data:
Net cash used in operating activities	$(131,666)	$(146,153)
Net cash provided by (used in) investing activities	722,668	(442,731)
Net cash (used in) provided by financing activities	(196,173)	610,016
Net cash used in operating activities decreased $14.5 million, primarily reflecting an increase in our Net income of $479.3 million and certain adjustments to reconcile net income to cash used in operating activities, including an:
•increase in Deferred income taxes of $80.0 million; partially offset by
•decrease in Changes in net working capital of $249.9 million,
•decrease in Non-cash termination fee to affiliate of $150.0 million,
•increase in Gain on insurance recoveries of $54.3 million,
•increase in Gain on sale of assets of $50.4 million,
•increase in Gain on sale of assets to the 2025 Partnership of $50.1 million.
Net cash provided by investing activities increased $1.2 billion, primarily due to an:
•increase in Proceeds from the sale of assets to the 2025 partnership of $485.1 million,
•increase in Proceeds from the sale of assets of $347.5 million,
•decrease in Acquisition of leasing equipment of $132.6 million,
•decrease in Acquisition of business, net of cash acquired of $106.5 million,
•decrease in Deposits for acquisition of leasing equipment of $104.1 million; partially offset by
•increase in Investment in unconsolidated entities of $188.7 million.
Net cash used in financing activities increased $806.2 million, primarily due to a:
•decrease in Proceeds from debt of $1.6 billion, and
•increase in Redemption of preferred shares of $124.2 million; partially offset by
•decrease in Repayment of debt of $937.3 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2025, we had outstanding principal and interest payment obligations of $3.5 billion and $1.2 billion, respectively, of which only interest payments of $228.8 million are due in the next twelve months. Refer to Note 7, “Debt” in our “Notes to Consolidated Financial Statements” for additional information about our debt obligations.
Lease Obligations—As of September 30, 2025, we had outstanding operating and finance lease obligations of $41.0 million, of which $4.4 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $123.1 million and $21.3 million on our ordinary shares and preferred shares, respectively.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for recent accounting pronouncements.
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
As of September 30, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.
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
As of September 30, 2025, we had $3.4 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
Although certain provisions of the One Big Beautiful Bill Act, Pub. L. No. 119-21 (the “OBBA”) may provide to us a current cash tax benefit, we currently do not otherwise expect the enactment of the OBBA, nor the recent tariff policies of the U.S. federal government, to have a material impact on our financial statements. The ultimate effects of the OBBA and these tariff policies remain uncertain and may differ from our current expectations.
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
Our board of directors has adopted the FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”), which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, and other equity-based and non-equity based awards, to the directors, officers, employees, service providers, consultants and advisors who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 5,750,000 ordinary shares for issuance under the Incentive Plan. As of September 30, 2025, rights relating to 5,741,097 of our ordinary shares were outstanding under the Incentive Plan.
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
Fourth Amended and Restated Aircraft Sale and Purchase Agreement, dated as of June 26, 2025, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers. (incorporated in Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2025).

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
	101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	October 29, 2025
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	October 29, 2025
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer