Form 10-K
period 2025-12-31
FTAI Aviation Ltd.
filed 2026-02-27
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the voting and non-voting ordinary equity of FTAI Aviation Ltd. held by non-affiliates as of the close of business as of June 30, 2025 was approximately $11.7 billion.
There were 102,573,283 ordinary shares outstanding at February 25, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2026 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part I, Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
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
•risks involving our Strategic Capital Initiative
•concentration of a particular type of asset or in a particular sector;
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
•risks relating to the Company’s entry into an Internalization Agreement (the “Internalization Agreement”) with FIG LLC (the “Former Manager”) and the impact on the Company’s management functions and business operations;
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
PART I
Item 1. Business
Our Company
FTAI Aviation Ltd. (Nasdaq: FTAI) is a Cayman Islands exempted company. Except as otherwise specified, “we”, “us”, “our”, “FTAI”, “FTAI Aviation” or “the Company” refer to us and our consolidated subsidiaries.
We are a leading independent engine maintenance platform focused on the CFM56-5B, CFM56-7B and V2500 aircraft engines which power the 737NG and A320ceo aircraft. We repair and rebuild engines in our maintenance facilities and with our joint venture partners, and sell or lease the engines to airlines and asset owners around the world. Our primary business model is to sell or lease engines via exchange through our proprietary Maintenance, Repair and Exchange (“MRE”) model which is reported under our Aerospace Products segment.
We also own and manage a portfolio of on- and off-lease aircraft and engines through our Aviation Leasing segment. While historically these investment activities have been primarily held on balance sheet, at the end of 2024, we launched our Strategic Capital Initiative, which consists of an asset management business that manages third-party capital to invest in on-lease aircraft and engines. We expect our primary investment activities to be through our Strategic Capital Initiative going forward.
As of December 31, 2025, we had total consolidated assets of $4.4 billion and total equity of $334.2 million.
Our Strategy
In general, we seek to own a diverse mix of high-quality aviation assets and equipment that generate predictable cash flows through their use in our maintenance platform or through leasing activities. We believe that by investing in a diverse mix of assets, we can select from among the best risk-adjusted investment opportunities.
Our management has significant prior experience, as well as a network of industry relationships, that we believe positions us well to make successful acquisitions and to actively manage and improve operations and cash flows of our existing and newly acquired assets. These relationships include senior executives at lessors and operators, end users of aviation assets, as well as banks, lenders and other asset owners.
Internalization of Management
On May 28, 2024, the Company entered into definitive agreements with the Former Manager and Master GP to internalize the Company’s management function. In connection with the termination of the Management Agreement, the Company (i) paid the Former Manager (for itself and on behalf of the Master GP, as applicable) $150.0 million (the “Cash Consideration”), the compensation accrued and payable, but not yet paid, under the Management Agreement, and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.
Please refer to Note 12 of our consolidated financial statements included in Part II, Item 8 in this Annual Report on Form 10-K for further details regarding our Affiliate Transactions.

Our Portfolio
We own and acquire high quality aviation equipment that is essential for the transportation of goods and people globally. We currently invest across two market sectors: aerospace products and aviation leasing. We target assets that, on a combined basis, generate strong and stable cash flows with the potential for earnings growth and asset appreciation.
Aerospace Products
The Aerospace Products segment, through our maintenance facilities and joint ventures, among other investments, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. Our engine, module and parts sales are facilitated through a dedicated commercial maintenance program, designed to focus on modular and parts repair and refurbishment of CFM56-7B and CFM56-5B engines. In addition, other serviceable used modules and parts are sold through our exclusive partnership, who is responsible for the teardown, repair, marketing and sales of parts from our CFM56 engine pool. We also hold a 25% interest in the Advanced Engine Repair JV which focuses on developing new cost savings programs for engine repairs. On December 30, 2025, the Company announced the launch of FTAI Power, a platform focused on converting CFM56 engines to power turbines.
Aviation Leasing
As of December 31, 2025, in our Aviation Leasing segment, we own and manage 290 aviation assets, consisting of 47 commercial aircraft and 243 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2025, 37 of our commercial aircraft and 143 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 77% utilized during the three months ended December 31, 2025, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 44 months, and our engines currently on-lease have an average remaining lease term of 38 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2025	5	104	109
Purchases	—	28	28
Sales	—	(47)	(47)
Transfers	—	(43)	(43)
Assets at December 31, 2025	5	42	47

Engines
Assets at January 1, 2025	23	289	312
Purchases	—	113	113
Sales	(5)	(216)	(221)
Transfers	—	39	39
Assets at December 31, 2025	18	225	243
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The Strategic Capital Initiative, and its related partnerships, allows us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The first partnership under the initiative (the “2025 Partnership”) focuses on acquiring 737NG and A320ceo aircraft. The 2025 Partnership completed its fundraise in October 2025 with $2.0 billion of equity commitments.
The 2025 Partnership, and follow-on partnerships, is the primary buyer of all future on-lease 737NG and A320ceo aircraft. In addition, the 2025 Partnership agreed to acquire 45 on-lease narrowbody aircraft from us for an estimated net purchase price of $549 million and signed an agreement through which our Maintenance, Repair and Exchange (“MRE”) business exclusively provides replacement aircraft engines and modules for the life of the partnership. We provide aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company also made a minority capital commitment and will make additional commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors.

Asset Management
The Company actively manages and monitors our portfolios of assets on an ongoing basis. Our Company frequently reviews the status of all of our assets, and in the case that any are returning from lease or undergoing repair, outlines our options, which may include the re-lease or sale of that asset. Our Company plays a central role in developing and executing operational, finance and business development strategies. On a periodic basis, our Company discusses the status of our acquired assets with our board of directors.
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
Customers and Lessees
Our customers and lessees primarily consist of global operators of transportation networks and global industrial companies, including airlines. We maintain ongoing relationships and discussions with our customers and lessees and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers and lessees, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the aviation sector. A substantial portion of our revenue has historically been derived from a small number of customers and lessees. As of and for the year ended December 31, 2025, there was one customer representing 23% of total accounts receivable, net, and we earned 13% and 10% of total revenue from two customers in the Aerospace Products segment. We derive a significant percentage of our revenue within specific sectors from a limited number of customers and lessees. However, we do not think that we are dependent upon any particular customer or lessee, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to re-lease or resell assets at similar terms following the loss of any such lessee or customer. See “Risk Factors-Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
Human Capital Management
We had 985 full-time employees and independent contractors as of December 31, 2025. Approximately 71% of our 494 full-time employees in Canada are covered by collective bargaining agreements. We have not encountered any significant union-related work stoppages and maintain satisfactory relationships with our employees and labor unions. We value our relationship with our employees and place significant emphasis on employee engagement. We have invested substantial time and resources in building our team. Our human capital management objectives include identifying, recruiting, retaining, incentivizing and integrating both existing and new employees. To attract and retain talent, we strive to create an inclusive and safe workplace, offering opportunities for career growth and development, supported by strong compensation and benefits programs.
Insurance
Our leases generally require that our lessees carry physical damage and liability insurance providing primary insurance coverage for loss and damage to our assets as well as for related cargo and third parties while the assets are on lease. In addition, in certain cases, we maintain contingent liability coverage for any claims or losses on our assets while they are on lease or otherwise in the possession of a third-party. Finally, we procure insurance for our assets when they are not on lease or are otherwise under our control.
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
Where Readers Can Find Additional Information
FTAI Aviation Ltd. is a Cayman Islands exempted company. Our principal executive offices are located at 405 West 13th Street, 3rd Floor, New York, New York 10014. FTAI Aviation Ltd. files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act, with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.
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
Governmental agencies throughout the world, including the Federal Aviation Administration (“FAA”), Transport Canada, and European Union Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. If any material authorization or approval qualifying us to supply our products is revoked or suspended, then sale of the product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.
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
We acquire a high concentration of CFM-56-5B, CFM56-7B and V2500 engines and related parts and our business, prospects, financial condition, results of operations and cash flows could be adversely affected by changes in market demand or problems specific to that asset or sector.
We acquire a high concentration of CFM-56-5B, CFM56-7B and V2500 engines and related parts and our business and financial results could be adversely affected by sector-specific or asset-specific factors. If the market demand for such engines and related parts declines, it is redesigned or replaced by its manufacturer or it experiences design or technical problems, the value and rates relating to such asset may decline, and we may be unable to lease or sell such engines or related parts on favorable terms, if at all. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
We currently perform maintenance, repair and exchange activities at our maintenance facilities in the United States, Canada and Europe. Our maintenance facilities could become unavailable either temporarily or permanently due to labor disruptions at any of our facilities or other circumstances that may be beyond our control, such as geopolitical developments or logistical complications arising from catastrophic and weather-related events.
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
As of December 31, 2025, we had $3.4 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.

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
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, focuses on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The 2025 Partnership, and follow-on partnerships, is the primary buyer of all future on-lease 737NG and A320ceo aircraft. We provide aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company has also made a minority capital commitment and will make additional commitments in the 2025 Partnership. We expect to provide aircraft management services to, and make minority investments in, future partnerships. Our Strategic Capital Initiative is subject to certain risks, which include, but are not limited to:
•Market Risk. Difficult market conditions may adversely affect our Strategic Capital Initiative in many ways, including by negatively impacting the 2025 Partnership and future partnerships’ ability to raise or deploy capital, lowering servicing fees and profit participation distributions, increasing the cost of financial instruments and executing transactions and adversely affecting the performance of the partnerships’ investments. In addition, market or idiosyncratic factors may make it difficult to raise new capital from investors into the Strategic Capital Initiative. Any of these circumstances could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
•Allocation and Conflicts of Interest Risk. The 2025 Partnership, and follow-on partnerships, is the primary buyer of all future on-lease 737NG and A320ceo aircraft. In the future, we may agree to allocate buying opportunities for certain assets to other partnerships. In addition, potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities between us and partnerships in our Strategic Capital Initiative. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. Investors in our Strategic Capital Initiative and our shareholders may perceive conflicts of interest regarding such investment decisions, which could harm our reputation with such investors and our shareholders.
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
•Risks of loss related to our investment. We made a minority capital commitment and will make additional commitments in the 2025 Partnership and expect to make minority investments in future partnerships. Our investments are subject to the risk of loss if the 2025 Partnership and future partnership do not perform well. In addition, we will receive servicing fees and profit participation distributions for the services we provide to the 2025 Partnership and expect to perform for future partnerships. If the 2025 Partnership and future partnerships are not successful, that will have an adverse affect on our results of operations and cash flows.
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
Our customers and lessees operate in highly regulated industries such as aviation. A number of our contractual arrangements - for example, our leasing of aircraft engines to third-party operators require the operator (our lessee) to obtain specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under such arrangements and for the export, import or re-export of the related assets. Failure by our lessee or, in certain circumstances, by us, to obtain certain licenses and approvals could negatively affect our ability to conduct our business. In addition, the shipment of goods, services and technology across international borders subjects the operation of our assets to international trade laws and regulations. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. If any such regulations or sanctions affect the asset operators that are our customers, lessees, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.
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
To the extent that we acquire assets in emerging markets - which we may do throughout the world - additional risks may be encountered that could adversely affect our business. Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. In addition, the currencies in which investments are denominated may be unstable, may be subject to significant depreciation and may not be freely convertible or may be subject to the imposition of other monetary or fiscal controls and restrictions.
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
Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s or charterer’s current or historical operations, any of which could have a material adverse effect on our results of operations and financial condition. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to greenhouse gas emissions and climate change. While there has historically been a lack of consistent climate change legislation, further legislation and regulations are expected to continue in areas such as greenhouse gas emissions control, emission disclosure requirements and building codes or other infrastructure requirements that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or development requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could result in reduced profits and adversely affect our results of operations. In addition, there also is an increasing number of government policies and initiatives in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our cash flows and results of operations.
A cyberattack that bypasses our information technology (“IT”), security systems or the IT security systems of our third-party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.
Parts of our business depend on the secure operation of our IT systems and the IT systems of our third-party providers to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack that bypasses our IT security systems or the IT security systems of our third-party providers, causing an IT security breach, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cybersecurity, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks, and increased adoption of artificial intelligence could heighten these risks.
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
We believe that the Company was treated as a PFIC in the taxable years ended December 31, 2022, and December 31, 2023 (collectively with any other taxable years in which we are treated as a PFIC, the “PFIC Years”). Based on our analysis, the Company was not a PFIC for the taxable years ended December 31, 2024 and December 31, 2025, and do not currently expect it to be a PFIC thereafter, however, no assurance can be given in that regard. In addition, the Company could be treated as a CFC for U.S. federal income tax purposes for any given taxable year.
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
If we are treated as engaged in a trade or business in the United States, the portion of our net income, if any, that is “effectively connected” with such trade or business would be subject to U.S. federal income taxation at maximum corporate rates, currently 21%. In addition, we may be subject to an additional U.S. federal branch profits tax on our effectively connected earnings and profits at a rate of 30%. The imposition of such taxes could adversely affect our business and would result in decreased cash available for distribution to our shareholders. Although we (or one or more of our non-U.S. corporate subsidiaries) are expected to be treated as engaged in a U.S. trade or business, it is currently expected that only a portion of our taxable income will be treated as effectively connected with such U.S. trade or business. However, no assurance can be given that the amount of effectively connected income will not be greater than currently expected, whether due to a change in our operations or otherwise.
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
Our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently face or otherwise anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”), together with other countries comprising the membership of the “Inclusive Framework,” established “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. Numerous countries, including European Union member states, have enacted or are expected to enact minimum tax legislation, and other countries may enact such legislation in the future. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business have increased and may further increase our liabilities for taxes (and possibly interest and penalties), which could harm our business, cash flows, results of operations and financial position. For instance, Bermuda has enacted a corporate tax regime with a 15% rate to which the Company has been subject to beginning January 1, 2025. The impact on the Company of these legislative and regulatory changes will depend on the timing of implementation, the exact nature of each country's legislation, guidance and regulations thereon and their application by tax authorities either prospectively or retrospectively. In addition, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.
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
Our board of directors has adopted the FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”), which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, and other equity-based and non-equity based awards, to the directors, officers, employees, service providers, consultants and advisors who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 5,750,000 ordinary shares for issuance under the Incentive Plan. As of December 31, 2025, rights relating to 5,738,844 of our ordinary shares were outstanding under the Incentive Plan.
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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s cybersecurity is overseen by the Chief Executive Officer, who receives reports directly from other officers and individuals who perform services for the Company, including, but not limited to, the Information Security Steering Committee (“ISSC”), employing a risk-based methodology designed to safeguard the security, confidentiality, integrity, and availability of its information. The ISSC is tasked with developing an effective cyber strategy, establishing policies, and managing cyber risks within the organization. The Chief Financial Officer and General Counsel, along with the SVP of Technology and virtual Chief Information Security Officer (“vCISO”), collaborate with officers and individuals at the Company to formulate, implement, and enforce these policies. They help ensure that the ISSC considers best practices in its decision-making, and convenes quarterly or as needed to assess cybersecurity issues and supervise matters related to information security, fraud, vendors, data protection, and privacy risks. The SVP of Technology and vCISO have extensive relevant knowledge and skills, and collectively bring decades of experience in the cybersecurity industry.
To help identify and assess risks, we engage third-party advisors, leveraging standards such as the National Institute of Standards and Technology security framework (“NIST”). The results of these assessments inform the development of cybersecurity controls and risk mitigation strategies, which are then implemented throughout the Company.
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
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “A cyberattack that bypasses our information technology (“IT”) security systems or the IT security systems of our third-party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
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
Item 2. Properties
We lease space for our offices in New York, Florida, Dubai, Ireland, Singapore and Wales, respectively, and we own and/or lease maintenance facilities in Florida, California, Canada, and Portugal for our Aerospace Products business. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares are listed on The Nasdaq Global Select Market under the ticker symbol “FTAI”. As of February 25, 2026, there were approximately 5 record holders of our ordinary shares. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
On February 24, 2026, our Board of Directors declared a cash dividend on our ordinary shares of $0.40 per share for the quarter ended December 31, 2025, payable on March 23, 2026 to the holders of record on March 13, 2026.
Nonqualified Stock Option and Incentive Award Plan
In 2015, in connection with our IPO, we established a Nonqualified Stock Option and Incentive Award Plan referred to then as the Fortress Transportation and Infrastructure Investors LLC Nonqualified Stock Option and Incentive Award Plan, which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. On November 10, 2022, in connection with the Merger, the Nonqualified Stock Option and Incentive Award Plan was assumed by FTAI Aviation Ltd. and renamed the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, and on February 23, 2023, was amended to provide for the ability to award equity compensation awards in the form of restricted stock units in addition to the other forms of award described above. On May 29, 2025, we established the 2025 Omnibus Incentive Award Plan (the “Incentive Plan”), to replace the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan. The Incentive Plan provides for the ability to award compensation awards in the form of stock options to eligible employees, consultants, directors and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2025, the Incentive Plan provides for the issuance of up to 5.7 million shares.

Performance Graph
The following graph compares the cumulative total return for our ordinary shares (share price change plus reinvested dividends) with the comparable return of the following indices: S&P Mid Cap 400, Russell 2000 and Dow Jones US Aerospace.
The graph assumes an investment of $100 in our ordinary shares and in each of the indices on December 31, 2020, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among FTAI Aviation Ltd., the S&P Midcap 400 Index, the Russell 2000 Index and the Dow Jones US Aerospace

$1,200.00
$1,000.00
$800.00
$600.00
$400.00
$200.00
$—
Index Value
12/20
12/21
12/22
12/23
12/24
12/25
FTAI Aviation Ltd.
S&P Midcap 400
Russell 2000
Dow Jones US Aerospace

*$100 each invested on December 31, 2020 in stock and index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)	December 31,
Index	2020	2021	2022	2023	2024	2025
FTAI Aviation Ltd.	$100.00	$130.30	$97.15	$273.69	$861.33	$1188.52
S&P Midcap 400	100.00	124.76	108.47	126.29	143.88	154.68
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Dow Jones US Aerospace	100.00	108.47	115.48	134.53	156.28	245.45

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
A discussion of our cash flows for 2025 compared to 2024 is included in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a leading independent engine maintenance platform focused on the CFM56-5B, CFM56-7B and V2500 aircraft engines which power the 737NG and A320ceo aircraft. We repair and rebuild engines in our maintenance facilities and with our joint venture partners, and sell or lease the engines to airlines and asset owners around the world. Our primary business model is to sell or lease engines via exchange through our proprietary Maintenance, Repair and Exchange (“MRE”) model which is reported under our Aerospace Products segment.
We also own and manage a portfolio of on- and off-lease aircraft and engines through our Aviation Leasing segment. While historically these investment activities have been primarily held on balance sheet, at the end of 2024, we launched our Strategic Capital Initiative, which consists of an asset management business that manages third-party capital to invest in on-lease aircraft and engines. We expect our primary investment activities to be through our Strategic Capital Initiative going forward.
As of December 31, 2025, we had total consolidated assets of $4.4 billion and total equity of $334.2 million.
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
Impact of Russia’s Invasion of Ukraine
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the three months ended March 31, 2022. As a result of the sanctions imposed on Russian airlines, we terminated all lease agreements with Russian airlines. We determined that it is unlikely that we will regain possession of the aircraft and engines that had not yet been recovered from Ukraine and Russia. As a result, we recognized an impairment charge totaling $120.0 million, net of maintenance deposits for the year ended December 31, 2022, to write-off the entire carrying value of leasing equipment assets that we did not expect to recover from Ukraine and Russia. As of December 31, 2025, eight aircraft and seventeen engines were still located in Russia.
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

Strategic Capital Initiative
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The Strategic Capital Initiative, and its related partnerships, allows us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The first partnership under the initiative (the “2025 Partnership”) focuses on acquiring 737NG and A320ceo aircraft. The 2025 Partnership completed its fundraise in October 2025 with $2.0 billion of equity commitments.
The 2025 Partnership, and follow-on partnerships, is the primary buyer of all future on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, provides aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company also made a minority capital commitment and will make additional commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors.
Operating Segments
The key factors used to identify the reportable segments are the organization and alignment of our internal operations and the nature of our products and services. Our two reportable segments are (i) Aerospace Products and (ii) Aviation Leasing. The Aerospace Products segment, through our maintenance facilities and joint ventures, among other investments, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to lessees, directly and also through its equity method investment.
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
Adjusted EBITDA is defined as net income (loss) attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and preferred shares and capital lease obligations, asset impairment charges, incentive allocations, depreciation and amortization expense, dividends on preferred shares and interest expense, internalization fee to affiliate, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities, if any.

Results of Operations
The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Revenues
Aerospace products revenue	$1,600,456	$1,079,821	$454,970	$520,635	$624,851
MRE Contract revenue	335,788	—	—	335,788	—
Lease income	235,210	255,338	207,936	(20,128)	47,402
Maintenance revenue	218,499	200,809	191,347	17,690	9,462
Asset sales revenue	106,945	192,176	303,141	(85,231)	(110,965)
Other revenue (1)	10,511	6,757	13,502	3,754	(6,745)
Total revenues	2,507,409	1,734,901	1,170,896	772,508	564,005

Expenses
Cost of sales	1,349,719	825,884	502,132	523,835	323,752
Operating expenses	152,541	115,861	110,163	36,680	5,698
General and administrative	9,478	14,263	13,700	(4,785)	563
Acquisition and transaction expenses	28,587	32,296	15,194	(3,709)	17,102
Management fees and incentive allocation to affiliate	—	8,449	18,037	(8,449)	(9,588)
Internalization fee to affiliate	—	300,000	—	(300,000)	300,000
Depreciation and amortization	225,797	218,064	169,877	7,733	48,187
Asset impairment	—	962	2,121	(962)	(1,159)
Gain on sale of assets, net	—	(18,705)	—	18,705	(18,705)
Total expenses	1,766,122	1,497,074	831,224	269,048	665,850

Other income (expense)
Interest expense	(247,751)	(221,721)	(161,639)	(26,030)	(60,082)
Loss on extinguishment of debt	—	(17,101)	—	17,101	(17,101)
Equity in losses of unconsolidated entities (2)	(6,818)	(2,200)	(1,606)	(4,618)	(594)
Gain on sale to the 2025 Partnership	46,380	—	—	46,380	—
Other income	73,586	17,364	7,590	56,222	9,774
Total other expense	(134,603)	(223,658)	(155,655)	89,055	(68,003)
Income before income taxes	606,684	14,169	184,017	592,515	(169,848)
Provision for (benefit from) income taxes	105,620	5,487	(59,800)	100,133	65,287
Net income	501,064	8,682	243,817	492,382	(235,135)
Less: Dividends on preferred shares	17,243	32,763	31,795	(15,520)	968
Less: Loss on redemption of preferred shares	6,327	7,998	—	(1,671)	7,998
Net income (loss) attributable to shareholders	$477,494	$(32,079)	$212,022	$509,573	$(244,101)
(1) Includes servicing fees of $10,150 for the year ended December 31, 2025 from the 2025 Partnership.
(2) Includes the profit elimination of $(22,829) for the year ended December 31, 2025 for sales to the 2025 Partnership.

The following table sets forth a reconciliation of net (loss) income attributable to shareholders from continuing operations to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Net income (loss) attributable to shareholders	$477,494	$(32,079)	$212,022	$509,573	$(244,101)
Add: Provision for (benefit from) income taxes	105,620	5,487	(59,800)	100,133	65,287
Add: Equity-based compensation expense	21,733	6,006	1,638	15,727	4,368
Add: Acquisition and transaction expenses	28,587	32,296	15,194	(3,709)	17,102
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	6,327	25,099	—	(18,772)	25,099
Add: Asset impairment charges	—	962	2,121	(962)	(1,159)
Add: Incentive allocations	—	7,456	17,116	(7,456)	(9,660)
Add: Depreciation & amortization expense (1)	267,639	262,031	213,641	5,608	48,390
Add: Interest expense and dividends on preferred shares	264,994	254,484	193,434	10,510	61,050
Add: Internalization fee to affiliate	—	300,000	—	(300,000)	300,000
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	34,539	(1,892)	310	36,431	(2,202)
Less: Equity in losses (earnings) of unconsolidated entities (3)	(16,011)	2,200	1,606	(18,211)	594
Adjusted EBITDA (non-GAAP)	$1,190,922	$862,050	$597,282	$328,872	$264,768
(1) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) depreciation and amortization expense of $225,797, $218,064 and $169,877, (ii) lease intangible amortization of $6,710, $15,597 and $15,126 and (iii) amortization for lease incentives of $35,132, $28,370 and $28,638, respectively.
(2) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) net income of $16,011, net loss of $2,200 and $1,606, (ii) interest expense of $6,899 $0 and $0, (iii) depreciation and amortization expense of $10,932, $308 and $1,488, (iv) acquisition and transaction expense of $769, $0 and $428 and (v) tax benefit of $72, $0 and $0, respectively.
(3) Excludes the profit elimination of $22,829 for the year ended December 31, 2025 for sales to the 2025 Partnership.
Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues increased by $772.5 million, driven by the following:
•Aerospace products revenue increased by $520.6 million, primarily due to a $499.7 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $4.8 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $335.8 million, due to engine and module sales made to the 2025 Partnership.
•Asset sales revenue decreased by $85.2 million, primarily due to change in product mix of assets sold in the current period as compared to the prior period. Specifically, the number of engines sold in the prior period was higher than the current period.
Expenses
Total expenses increased by $269.0 million, driven by the following:
•Cost of sales increased by $523.8 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $36.7 million, primarily due to higher compensation and benefits expense incurred during the current year.
•Internalization fee to affiliate decreased by $300.0 million relating to the Internalization effective May 28, 2024.
Other expense
Total other expense increased by $89.1 million due to the following:
•Other income increased by $56.2 million, primarily due to a $54.3 million insurance settlement related to aircraft and engines located in Russia.
•Gain on sale to the 2025 Partnership increased by $46.4 million, primarily resulting from the sale of 45 aircraft to the 2025 Partnership within the Aviation Leasing Segment.

•Loss on debt extinguishment decreased by $17.1 million, driven by the 2024 redemption of Senior Notes due 2025 and Senior Notes due 2027.
•Interest expense increased by $26.0 million, reflecting increases in interest expense in (i) the 7.00% Senior Notes due 2032 of $26.0 million, (ii) the 5.875% Senior Notes due 2033 of $22.7 million, and (iii) the 7.00% Senior Notes due 2031 of $13.8 million. These were partially offset by decreases in interest expense in (i) the 9.75% senior notes due 2027 of $22.3 million, and (ii) the 6.5% senior notes due 2025 of $13.0 million.
Provision for (benefit from) income taxes
The Provision for income taxes increased $100.1 million, primarily driven by the higher income generated in the Aerospace Products segment within taxable jurisdictions for the twelve months ended December 31, 2025, and the higher income generated in the Aviation Leasing segment within taxable jurisdictions for the twelve months ended December 31, 2025.
Net income (loss)
Net income increased by $492.4 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $328.9 million, primarily due to the changes noted above.
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

Aerospace Products Segment
The Aerospace Products segment, through our maintenance facilities and joint ventures, among other investments, develops and manufactures, repairs/refurbishes, and sells aircraft engines and aftermarket components primarily for the CFM56-7B, CFM56-5B, and V2500 commercial aircraft engines. Our engine, module, and parts sales are facilitated through a dedicated commercial maintenance program designed to focus on modular and parts repair and refurbishment of CFM56-7B and CFM56-5B engines. In addition, other serviceable used modules and parts are sold through our exclusive partnership, which is responsible for the teardown, repair, marketing, and sales of parts from our CFM56 engine pool. On December 30, 2025, the Company announced the launch of FTAI Power, a platform focused on converting CFM56 engines to power turbines.
In 2023, we acquired the remaining interest in Quick Turn Engine Center LLC (“QuickTurn”), a dedicated hospital maintenance and testing facility specializing in the CFM56-7B and CFM56-5B engines.
In 2024, we acquired Lockheed Martin Commercial Engine Solutions (“LMCES”) to establish permanent engine and module manufacturing capabilities.
In 2025, we entered into an agreement within our MRE business to supply replacement aircraft engines and modules for the life of the 2025 Partnership. We also acquired Pacific Aerodynamic Inc. (“Pac Aero”), a specialist in CFM56 compressor blade and vane repairs, expanding our repair capabilities, and the MRE business of AerotechOPS (“ATOPS”), expanding our MRE business in Miami.
Additionally, we maintain a (i) 25% equity interest in the Advanced Engine Repair joint venture, which focuses on developing innovative cost-saving programs for engine repairs, and a (ii) 50% equity interest in QuickTurn Europe, which operates as a dedicated maintenance, repair, and overhaul facility for CFM56 engines.
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Revenues
Aerospace products revenue	$1,600,456	$1,079,821	$454,970	$520,635	$624,851
MRE Contract Revenue	335,788	—	—	335,788	—
Total Revenues	1,936,244	1,079,821	454,970	856,423	624,851

Expenses
Cost of sales	1,240,368	673,907	280,280	566,461	393,627
Operating expenses	34,514	23,818	20,459	10,696	3,359
Acquisition and transaction expenses	3,198	4,906	1,722	(1,708)	3,184
Depreciation and amortization	15,764	6,630	661	9,134	5,969
Total expenses	1,293,844	709,261	303,122	584,583	406,139

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	2,896	(1,993)	(1,458)	4,889	(535)
Other income	5,441	—	5,347	5,441	(5,347)
Total other income (expense)	8,337	(1,993)	3,889	10,330	(5,882)
Income before income taxes	650,737	368,567	155,737	282,170	212,830
Provision for (benefit from) income taxes	102,391	22,221	(24,440)	80,170	46,661
Net income attributable to shareholders	$548,346	$346,346	$180,177	$202,000	$166,169

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Net income attributable to shareholders	$548,346	$346,346	$180,177	$202,000	$166,169
Add: Provision for (benefit from) income taxes	102,391	22,221	(24,440)	80,170	46,661
Add: Equity-based compensation expense	671	309	225	362	84
Add: Acquisition and transaction expenses	3,198	4,906	1,722	(1,708)	3,184
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	15,764	6,630	661	9,134	5,969
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	3,778	(1,769)	206	5,547	(1,975)
Less: Equity in (earnings) losses of unconsolidated entities	(2,896)	1,993	1,458	(4,889)	535
Adjusted EBITDA (non-GAAP)	$671,252	$380,636	$160,009	$290,616	$220,627
(1) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) net income of $2,896, net loss of $1,993 and net loss of $1,458 (ii) depreciation and amortization of $954, $224 and $1,236 (iii) acquisition and transaction expense of $0, $0, and $428 and (iv) tax benefit of $72, $0 and $0, respectively.
Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues increased by $856.4 million, due to the following:
•Aerospace Products revenue increased by $520.6 million, primarily due to a $499.7 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales, as well as a $4.8 million increase in other maintenance service revenues.
•MRE Contract revenue increased by $335.8 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
Expenses
Total expenses increased by $584.6 million, due to the following:
•Cost of sales increased by $566.5 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $10.7 million, primarily due to higher compensation and benefits expense due to the acquisition of LMCES.
•Depreciation and amortization increased by $9.1 million due to the acquisition of LMCES in the third quarter of 2024.
Provision for (benefit from) income taxes
The Provision for income taxes increased by $80.2 million, primarily due to the increase in income discussed above from Aerospace Products activities in jurisdictions subject to taxes.
Net income
Net income increased by $202.0 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $290.6 million, primarily due to the changes noted above.
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
•Acquisition and transaction expenses increased by $3.2 million, primarily driven by higher professional fees incurred in evaluating and completing strategic transactions
Provision for (benefit from) income taxes
The Provision for income taxes increased by $46.7 million, primarily due to the benefit from income taxes recorded in 2023 in connection with a tax law change in Bermuda as well as the increase in income from Aerospace Products activities in jurisdictions subject to taxes. As the company’s operations in these areas grew, so did the corresponding tax obligations, resulting in a higher provision for income taxes.
Net income
Net income increased by $166.2 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $220.6 million, primarily due to the changes noted above.

Aviation Leasing Segment
As of December 31, 2025, in our Aviation Leasing segment, we own and manage 290 aviation assets, consisting of 47 commercial aircraft and 243 engines, including eight aircraft and seventeen engines that were still located in Russia.
As of December 31, 2025, 37 of our commercial aircraft and 143 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 77% utilized during the three months ended December 31, 2025, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 44 months, and our engines currently on-lease have an average remaining lease term of 38 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2025	5	104	109
Purchases	—	28	28
Sales	—	(47)	(47)
Transfers	—	(43)	(43)
Assets at December 31, 2025	5	42	47

Engines
Assets at January 1, 2025	23	289	312
Purchases	—	113	113
Sales	(5)	(216)	(221)
Transfers	—	39	39
Assets at December 31, 2025	18	225	243

The following table presents our results of operations for our Aviation Leasing segment:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Revenues
Lease income	$235,210	$234,411	$179,704	$799	$54,707
Maintenance revenue	218,499	200,809	191,347	17,690	9,462
Asset sales revenue	106,945	192,176	303,141	(85,231)	(110,965)
Other revenue (1)	10,507	1,041	7,419	9,466	(6,378)
Total revenues	571,161	628,437	681,611	(57,276)	(53,174)

Expenses
Cost of sales	109,351	151,977	221,852	(42,626)	(69,875)
Operating expenses	37,307	35,495	37,876	1,812	(2,381)
Acquisition and transaction expenses	9,182	9,740	7,150	(558)	2,590
Depreciation and amortization	205,687	201,497	158,354	4,190	43,143
Asset impairment	—	962	2,121	(962)	(1,159)
Total expenses	361,527	399,671	427,353	(38,144)	(27,682)

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	13,115	(207)	(148)	13,322	(59)
Gain on sale to the 2025 Partnership	46,380	—	—	46,380	—
Other income	64,455	14,669	1,300	49,786	13,369
Total other income	123,950	14,462	1,152	109,488	13,310
Income before income taxes	333,584	243,228	255,410	90,356	(12,182)
Provision for (benefit from) income taxes	62,232	32,979	(36,193)	29,253	69,172
Net income attributable to shareholders	$271,352	$210,249	$291,603	$61,103	$(81,354)
(1) Includes servicing fees of $10,150 for the year ended December 31, 2025 from the 2025 Partnership.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Net income attributable to shareholders	$271,352	$210,249	$291,603	$61,103	$(81,354)
Add: Provision for (benefit from) income taxes	62,232	32,979	(36,193)	29,253	69,172
Add: Equity-based compensation expense	971	584	337	387	247
Add: Acquisition and transaction expenses	9,182	9,740	7,150	(558)	2,590
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—
Add: Asset impairment charges	—	962	2,121	(962)	(1,159)
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	247,529	245,464	202,118	2,065	43,346
Add: Interest expense and dividends on preferred shares	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	30,761	(123)	104	30,884	(227)
Less: Equity in losses (earnings) of unconsolidated entities	(13,115)	207	148	(13,322)	59
Adjusted EBITDA (non-GAAP)	$608,912	$500,062	$467,388	$108,850	$32,674
(1) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) depreciation expense of $205,687, $201,497 and $158,354, (ii) lease intangible amortization of $6,710, $15,597 and $15,126 and (iii) amortization for lease incentives of $35,132, $28,370 and $28,638, respectively.
(2) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) net income of $13,115, net loss of $207 and $148 (ii) interest expense of $6,899, $0 and $0 (iii) depreciation and amortization of $9,978, $84 and $252 and (iv) acquisition and transaction expenses of $769, $0 and $0, respectively.
Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues decreased by $57.3 million, driven by the following:
•Asset sales revenue decreased by $85.2 million, primarily due to change in product mix of assets sold in the current period as compared to the prior period. Specifically, the number of engines sold in the prior period was higher than the current period.
•Maintenance revenue increased by $17.7 million, primarily due to an increase in aircraft maintenance revenue of $18.1 million, driven by higher end-of-lease return compensation and an increase in the recognition of maintenance deposits due to aircraft redelivery, partially offset by the sale of Seed Assets to the 2025 Partnership, as well as a decrease in utilization.
•Other revenue increased by $9.5 million, primarily as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
Expenses
Total expenses decreased by $38.1 million, driven by the following:
•Cost of sales decreased by $42.6 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense increased by $4.2 million, primarily driven by a higher average book value of engines on lease, partially offset by the sale of Seed Assets to the 2025 Partnership during the period.
Other income
Total other income increased by $109.5 million, primarily due to the following:
•Gains on sale to the 2025 Partnership of $46.4 million.
•Equity in earnings of unconsolidated entities increased by $13.3 million, driven by net income realized by the 2025 Partnership in the current period.
•$54.3 million from an insurance settlement in the current year, compared to $10.8 million from an insurance settlement in the prior year.

Provision for (benefit from) income taxes
The Provision for income taxes increased by $29.3 million, primarily due to the respective changes in income discussed above from leasing activities in jurisdictions subject to taxes.
Net income
Net income decreased by $61.1 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $108.9 million, primarily due to the changes noted above.
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
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $32.7 million, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Revenues
Lease income	$—	$20,927	$28,232	$(20,927)	$(7,305)
Other revenue	4	5,716	6,083	(5,712)	(367)
Total revenues	4	26,643	34,315	(26,639)	(7,672)

Expenses
Operating expenses	80,720	56,548	51,828	24,172	4,720
General and administrative	9,478	14,263	13,700	(4,785)	563
Acquisition and transaction expenses	16,207	17,650	6,322	(1,443)	11,328
Management fees and incentive allocation to affiliate	—	8,449	18,037	(8,449)	(9,588)
Internalization fee to affiliate	—	300,000	—	(300,000)	300,000
Depreciation and amortization	4,346	9,937	10,862	(5,591)	(925)
Gain on sale of assets, net	—	(18,705)	—	18,705	(18,705)
Total expenses	110,751	388,142	100,749	(277,391)	287,393

Other income (expense)
Loss on extinguishment of debt	—	(17,101)	—	17,101	(17,101)
Interest expense	(247,751)	(221,721)	(161,639)	(26,030)	(60,082)
Other income (expense)	3,690	2,695	943	995	1,752
Total other expense	(244,061)	(236,127)	(160,696)	(7,934)	(75,431)
Loss before income taxes	(354,808)	(597,626)	(227,130)	242,818	(370,496)
(Benefit from) provision for income taxes	(59,003)	(49,713)	833	(9,290)	(50,546)
Net loss	(295,805)	(547,913)	(227,963)	252,108	(319,950)
Less: Dividends on preferred shares	17,243	32,763	31,795	(15,520)	968
Less: Loss on redemption of preferred shares	6,327	7,998	—	(1,671)	7,998
Net loss attributable to shareholders	$(319,375)	$(588,674)	$(259,758)	$269,299	$(328,916)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs '24	'24 vs '23
Net loss attributable to shareholders	$(319,375)	$(588,674)	$(259,758)	$269,299	$(328,916)
Add: (Benefit from) provision for income taxes	(59,003)	(49,713)	833	(9,290)	(50,546)
Add: Equity-based compensation expense	20,091	5,113	1,076	14,978	4,037
Add: Acquisition and transaction expenses	16,207	17,650	6,322	(1,443)	11,328
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	6,327	25,099	—	(18,772)	25,099
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	7,456	17,116	(7,456)	(9,660)
Add: Depreciation and amortization expense	4,346	9,937	10,862	(5,591)	(925)
Add: Interest expense and dividends on preferred shares	264,994	254,484	193,434	10,510	61,050
Add: Internalization fee to affiliate	—	300,000	—	(300,000)	300,000
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(66,413)	$(18,648)	$(30,115)	$(47,765)	$11,467
Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues decreased by $26.6 million, primarily due to the sale of the two vessels within the Offshore Energy business during the fourth quarter of 2024.
Expenses
Total expenses decreased by $277.4 million, primarily due to the Internalization effective May 28, 2024, which resulted in an internalization fee to affiliate of $300.0 million in 2024.
Other expense
Total other expense increased by $7.9 million, due to the following:
•Interest expense increased by $26.0 million, reflecting increases in interest expense in (i) the 7.00% Senior Notes due 2032 of $26.0 million, (ii) the 5.875% Senior Notes due 2033 of $22.7 million, and (iii) the 7.00% Senior Notes due 2031 of $13.8 million. These were partially offset by decreases in interest expense in (i) the 9.75% senior notes due 2027 of $22.3 million, and (ii) the 6.5% senior notes due 2025 of $13.0 million.
•Loss on extinguishment of debt decreased by $17.1 million, driven by the 2024 redemption of Senior Notes due 2025 and Senior Notes due 2027.
(Benefit from) provision for income taxes
The benefit from income taxes increased by $9.3 million. The increase was mainly driven by higher corporate overhead expenses deductible for 2025 tax purposes.
Net loss
Net loss decreased by $252.1 million, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $47.8 million, primarily due to the changes noted above.
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
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $11.5 million, primarily due to the changes noted above.

Transactions with Affiliates and Affiliated Entities
Former Management Agreement
Prior to May 28, 2024, FTAI Aviation Ltd. operated under the Management Agreement with the Former Manager, and the Master GP, each an affiliate of Fortress. For their services, the Former Manager was entitled to management fees and the Master GP was entitled to certain incentive allocations, both defined in, and in accordance with the terms of, the Management Agreement. On May 28, 2024, the Company entered into the Internalization Agreement, pursuant to which the Management Agreement was terminated effective May 28, 2024 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions (such transactions, the “Internalization”). As a result of the Internalization, the Company ceased to be externally managed and operates as an internally managed company. In connection with the termination of the Management Agreement, the Company (i) paid the Former Manager (for itself and on behalf of the Master GP, as applicable) $150.0 million (the “Cash Consideration”), the compensation accrued and payable, but not yet paid, under the Management Agreement, and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) 1,866,949 ordinary shares of the Company (the “Share Consideration”); and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. In addition, the Former Manager repaid to the Company certain annual bonus payments due to certain employees of the Former Manager or its affiliates who provide services to the Company with respect to the 2024 calendar year on a pro rata basis. The Company financed the cash payments through one or more debt financings, along with cash on hand. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.
Strategic Capital Initiative
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

Geographic Information
Please refer to Note 13 of our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for a report, by geographic area for each segment, of revenues from our external customers and lessees, for the years ended December 31, 2025, 2024 and 2023, as well as a report of our total property, plant and equipment as of December 31, 2025 and 2024.
Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during various environments. This includes limiting discretionary spending across the organization and re-prioritizing our investments as necessary.
On December 30, 2024, the Company announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The Strategic Capital Initiative, and its related partnerships, allows the Company to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The first partnership under the initiative, the 2025 Partnership, focuses on acquiring 737NG and A320ceo aircraft. The 2025 Partnership completed its fundraise in October 2025 with $2.0 billion of equity commitments.
The 2025 Partnership, and follow-on partnerships, is the primary buyer of all future on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, manages the aircraft in the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company also made a minority capital commitment and will make additional commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors.
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our ordinary and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $1,130.3 million, $1,526.2 million and $861.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.
•Distributions to shareholders, including cash dividends, were $145.4 million, $154.3 million and $151.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $(260.1) million, $(136.5) million and $163.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.
•During the year ended December 31, 2025, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $480.0 million and $480.0 million, respectively.
During the year ended December 31, 2024, additional borrowings were obtained in connection with the (i) Senior Notes due 2033 of $500.0 million, (ii) Senior Notes due 2032 of $800.0 million, (iii) Senior Notes due 2031 of $700.0 million and (iv) Revolving Credit Facility of $745.0 million.
During the year ended December 31, 2023, additional borrowings were obtained in connection with the (i) Revolving Credit Facility of $455.0 million and (ii) Senior Notes Due 2030 of $500.0 million.
•Proceeds from the sale of assets were $1,712.5 million, $969.3 million and $477.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.
•Proceeds from the issuance of preferred shares, net of underwriters discount and issuance costs, were $61.7 million during the year ended December 31, 2023. There were no issuances of preferred shares during the years ended December 31, 2025 and 2024.
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

Historical Cash Flow
The following table presents our historical cash flow from both continuing and discontinued operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flow data:
Net cash (used in) provided by operating activities	$(310,745)	$(187,956)	$128,982
Net cash provided by (used in) investing activities	723,314	(469,498)	(373,349)
Net cash (used in) provided by financing activities	(227,209)	681,814	282,208
Comparison of the years ended December 31, 2025 and 2024
Net cash used in operating activities increased $122.8 million, primarily reflecting an increase in our Net income of $492.4 million and certain adjustments to reconcile net income to cash used in operating activities, including an:
•increase in Deferred income taxes of $75.8 million; partially offset by
•decrease in Changes in net working capital of $448.1 million,
•decrease in Non-cash termination fee to affiliate of $150.0 million,
•increase in Gain on insurance recoveries of $54.3 million, and
•increase in Gain on sale of assets to the 2025 Partnership of $46.4 million.
Net cash provided by investing activities increased $1.2 billion, primarily due to an:
•increase in Proceeds from the sale of assets to the 2025 partnership of $530.0 million,
•increase in Proceeds from the sale of assets of $213.2 million,
•decrease in Acquisition of leasing equipment of $488.5 million,
•decrease in Acquisition of business, net of cash acquired of $98.5 million,
•decrease in Deposits for acquisition of leasing equipment of $92.4 million,
•decrease in Investments in financing receivables of $64.1 million, and
•increase in Proceeds from settlement of insurance claims of $54.3 million; partially offset by
•increase in Investment in unconsolidated entities of $328.5 million.
Net cash used in financing activities increased $909.0 million, primarily due to a:
•decrease in Proceeds from debt of $2.1 billion, and
•increase in Redemption of preferred shares of $18.8 million; partially offset by
•decrease in Repayment of debt of $1.2 billion.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2025, we had outstanding principal and interest payment obligations of $3.5 billion and $1.2 billion, respectively, of which only interest payments of $228.8 million are due in the next twelve months. Refer to Note 8, “Debt” in our “Notes to Consolidated Financial Statements” for additional information about our debt obligations.
Lease Obligations—As of December 31, 2025, we had outstanding operating and finance lease obligations of $47.8 million, of which $8.8 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the year ended December 31, 2025, we declared cash dividends of $128.2 million and $17.2 million on our ordinary shares and preferred shares, respectively.
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
Generally, under our aircraft lease and engine agreements, the lessee is required to make periodic maintenance payments calculated based on the lessee’s utilization of the leased asset or at the end of the lease. Typically, under our aircraft lease agreements, the lessee is responsible for maintenance, repairs and other operating expenses throughout the term of the lease. These periodic maintenance payments accumulate over the term of the lease to fund major maintenance events, and we are contractually obligated to return maintenance payments to the lessee up to the cost of maintenance paid by the lessee. In the event the total cost of maintenance events over the term of a lease is less than the cumulative maintenance payments, we are not required to return any unused maintenance payments to the lessee.
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
Maintenance payments received for which we expect to repay to the lessee are presented as current and non-current Maintenance Deposits in our Consolidated Balance Sheets. Excess maintenance payments received that we do not expect to repay to the lessee are recorded as Maintenance revenue on our Consolidated Statements of Operations. Estimates in recognizing revenue include mean time between removal for engines on leased aircraft, projected costs for engine maintenance, and forecasted utilization, which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are recorded against the maintenance deposit liability.
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
Certain borrowing agreements of ours require payments based on a variable interest rate index, such as SOFR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).
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
As of December 31, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of FTAI Aviation Ltd. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of maintenance revenue for aircraft leases
As discussed in Note 2 to the consolidated financial statements, excess maintenance payments received under aircraft lease agreements that the Company does not expect to repay to the lessee are recorded as maintenance revenue. Estimates in recognizing maintenance revenue for aircraft leases include mean time between removal for engines on leased aircraft (MTBR), projected costs for engine maintenance, and forecasted utilization, which are affected by historical usage patterns and overall industry, market and economic conditions. For the year ended December 31, 2025, maintenance revenue was $218,499 thousand, a portion of which related to maintenance revenue for aircraft leases.
We identified the recognition of maintenance revenue for aircraft leases as a critical audit matter. Specifically, auditing maintenance revenue for aircraft leases was challenging due to the high degree of audit effort, including specialized knowledge and skills, and subjective auditor judgment involved in evaluating the MTBR.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the determination of the MTBR.
We evaluated the MTBR by comparing the Company’s estimate to data provided by a third-party specialist. We also assessed the Company’s retrospective review of the MTBR to actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the knowledge, skill, and ability of the third-party specialist used in the Company’s process and assessing the MTBR for reasonableness by comparing to relevant industry and market information.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

New York, New York
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FTAI Aviation Ltd.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of FTAI Aviation Ltd. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (the 2024 consolidated financial statements). In our opinion, the 2024 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2016 to 2025.

New York, New York
March 3, 2025

FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2025	2024
Assets
Current Assets
Cash and cash equivalents	2	$300,476	$115,116
Accounts receivable, net (1)	2	209,907	150,823
Inventory, net	2	1,193,773	551,156
Other current assets (2)	2	408,364	408,923
Total current assets		2,112,520	1,226,018
Leasing equipment, net	5	1,545,804	2,373,730
Property, plant, and equipment, net	2	120,068	107,451
Investments	6	314,156	19,048
Intangible assets, net	7	19,929	42,205
Goodwill	2, 3, 4	94,221	61,070
Other non-current assets	2	167,060	208,430
Total assets		$4,373,758	$4,037,952

Liabilities
Current Liabilities
Accounts payable		$208,224	$69,119
Accrued liabilities		90,009	96,910
Current maintenance deposits	2	25,439	62,552
Current security deposits	2	14,001	18,100
Other current liabilities	2	62,202	100,565
Total current liabilities		399,875	347,246
Long-term debt, net	8	3,448,891	3,440,478
Non-current maintenance deposits	2	46,237	44,179
Non-current security deposits	2	15,211	26,830
Other non-current liabilities		129,370	97,851
Total liabilities		$4,039,584	$3,956,584

Commitments and contingencies	15

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,573,283 and 102,550,975 shares issued and outstanding as of December 31, 2025 and 2024, respectively)		$1,026	$1,026
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 6,800,000 and 11,740,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively)		68	117
Additional paid in capital		50,567	153,328
Retained Earnings (accumulated deficit)		282,513	(73,103)
Shareholders' equity		334,174	81,368
Total liabilities and equity		$4,373,758	$4,037,952
(1) Includes accounts receivable from the 2025 Partnership of $47,294 and $0 as of December 31, 2025 and December 31, 2024, respectively.
(2) Includes receivables from the 2025 Partnership of $20,681 and $0 as of December 31, 2025 and December 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2025	2024	2023
Revenues
Aerospace products revenue	2	$1,600,456	$1,079,821	$454,970
MRE Contract revenue	2, 12	335,788	—	—
Lease income	2	235,210	255,338	207,936
Maintenance revenue	2	218,499	200,809	191,347
Asset sales revenue	2	106,945	192,176	303,141
Other revenue (1)		10,511	6,757	13,502
Total revenues	13	2,507,409	1,734,901	1,170,896

Expenses
Cost of sales		1,349,719	825,884	502,132
Operating expenses	2	152,541	115,861	110,163
General and administrative		9,478	14,263	13,700
Acquisition and transaction expenses		28,587	32,296	15,194
Management fees and incentive allocation to affiliate	12	—	8,449	18,037
Internalization fee to affiliate	16	—	300,000	—
Depreciation and amortization	5, 7	225,797	218,064	169,877
Asset impairment		—	962	2,121
Gain on sale of assets, net		—	(18,705)	—
Total expenses		1,766,122	1,497,074	831,224

Other (expense)
Interest expense		(247,751)	(221,721)	(161,639)
Loss on extinguishment of debt		—	(17,101)	—
Equity in losses of unconsolidated entities (2)	6	(6,818)	(2,200)	(1,606)
Gain on sale to the 2025 Partnership		46,380	—	—
Other income		73,586	17,364	7,590
Total other (expense)		(134,603)	(223,658)	(155,655)
Income before income taxes		606,684	14,169	184,017
Provision for (benefit from) income taxes	11	105,620	5,487	(59,800)
Net income		501,064	8,682	243,817
Less: Dividends on preferred shares		17,243	32,763	31,795
Less: Loss on redemption of preferred shares		6,327	7,998	—
Net income (loss) attributable to shareholders		$477,494	$(32,079)	$212,022

Earnings (Loss) earnings per share:	14
Basic		$4.66	$(0.32)	$2.12
Diluted		$4.60	$(0.32)	$2.11

Weighted average shares outstanding:
Basic		102,563,486	101,538,835	99,908,214
Diluted		103,846,914	101,538,835	100,425,777
(1) Includes servicing fees of $10,150 for the year ended December 31, 2025, from the 2025 Partnership.
(2) Includes the profit elimination of $(22,829) for the year ended December 31, 2025, for sales to the 2025 Partnership.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$501,064	$8,682	$243,817
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net in discontinued operations	—	—	—
Comprehensive income	501,064	8,682	243,817
Comprehensive loss attributable to non-controlling interest:
Discontinued operations	—	—	—
Comprehensive income attributable to shareholders	$501,064	$8,682	$243,817

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)

	Ordinary Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$997	$133	$343,350	$(325,602)	$524	$19,402
Net income				243,817		243,817
Total comprehensive income				243,817	—	243,817
Contributions from non-controlling interest					10	10
Issuance of ordinary shares	5		924			929
Dividends declared - ordinary shares			(119,847)			(119,847)
Issuance of preferred shares		26	61,703			61,729
Dividends declared - preferred shares			(31,795)			(31,795)
Equity-based compensation			1,638			1,638
Equity - December 31, 2023	$1,002	$159	$255,973	$(81,785)	$534	$175,883
Net income				8,682		8,682
Total comprehensive income				8,682		8,682
Purchase of non-controlling interest					(534)	(534)
Redemption of preferred shares		(42)	(97,313)			(97,355)
Loss on redemption of preferred shares			(7,998)			(7,998)
Dividends declared - ordinary shares			(121,577)			(121,577)
Dividends declared - preferred shares			(32,763)			(32,763)
Issuance of ordinary shares	24		151,000			151,024
Equity-based compensation			$6,006			6,006
Equity - December 31, 2024	$1,026	$117	$153,328	$(73,103)	$—	$81,368
Net income				501,064	—	501,064
Total comprehensive income				501,064	—	501,064
Redemption of preferred shares		(49)	(117,791)			(117,840)
Loss on redemption of preferred shares			(6,327)			(6,327)
Dividends declared - ordinary shares				(128,205)		(128,205)
Dividends declared - preferred shares				(17,243)		(17,243)
Issuance of ordinary shares			1,121			1,121
Equity-based compensation			21,733			21,733
Net settlement on vesting of equity awards			(1,497)			(1,497)
Equity - December 31, 2025	$1,026	$68	$50,567	$282,513	$—	$334,174

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$501,064	$8,682	$243,817
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in losses of unconsolidated entities (1)	6,818	2,200	1,606
Gain on sale of assets	(377,540)	(377,909)	(160,742)
Gain on sale of assets to the 2025 Partnership	(46,380)	—	—
Gain on insurance recoveries	(54,325)	—	—
Security deposits and maintenance claims included in earnings	(20,881)	(16,783)	(40,535)
Loss on extinguishment of debt	—	17,101	—
Equity-based compensation	21,733	6,006	1,638
Non-cash termination fee to affiliate (issuance of ordinary shares)	—	150,000	—
Depreciation and amortization	225,797	218,064	169,877
Asset impairment	—	962	2,121
Deferred income taxes	73,956	(1,878)	(63,626)
Change in fair value of guarantees	3,114	2,086	(1,807)
Amortization of lease intangibles and incentives	41,842	43,967	43,764
Amortization of deferred financing costs	11,811	11,458	8,860
Provision for credit losses	574	2,784	6,583
Other	4,170	(273)	(6,646)
Change in:
Accounts receivable	(42,425)	(41,196)	(40,357)
Inventory	(645,464)	(206,880)	(31,884)
Other assets	(136,784)	(14,372)	(5,627)
Accounts payable and accrued liabilities	122,779	15,886	1,254
Management fees payable to affiliate	(960)	(5,507)	1,683
Other liabilities	356	(2,354)	(997)
Net cash (used in) provided by operating activities	(310,745)	(187,956)	128,982

Cash flows from investing activities:
Investment in unconsolidated entities	(328,546)	—	(19,500)
Return of capital from unconsolidated entities	27,113	—	—
Principal collections on finance leases	1,580	2,157	3,638
Principal collections on notes receivable	6,680	4,930	4,875
Acquisition of business, net of cash acquired	(49,085)	(147,624)	(29,632)
Acquisition of leasing equipment	(658,799)	(1,147,341)	(749,780)
Investments in financing receivables	(2,764)	(66,858)	—
Acquisition of property, plant and equipment	(27,712)	(9,220)	(6,148)
Acquisition of lease intangibles	2,509	3,168	(20,964)
Investment in promissory notes	(4,714)	—	(11,500)
Deposits for acquisitions of leasing equipment (2)	(65,926)	(158,297)	(23,937)
Proceeds from sale of assets	1,182,495	969,280	477,886
Proceeds from sale of assets to the 2025 Partnership	529,970	—	—
Proceeds from settlement of insurance claims	54,325	—	—
Proceeds from deposits on sale of leasing equipment	7,285	79,777	1,413
Return of deposits for acquisition of leasing equipment (2)	48,903	530	300
Net cash provided by (used in) investing activities	$723,314	$(469,498)	$(373,349)
See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from debt	$480,000	$2,581,819	$951,665
Repayment of debt	(480,000)	(1,672,304)	(605,000)
Payment of deferred financing costs	(524)	(17,356)	(12,180)
Receipt of security deposits under operating lease agreements	5,154	8,104	9,927
Return of security deposits under operating lease agreements	(4,265)	(421)	(2,385)
Receipt of maintenance deposits under operating lease agreements	49,075	49,333	30,354
Release of maintenance deposits under operating lease agreements	(5,537)	(7,134)	(275)
Proceeds from issuance of ordinary shares, net of underwriter's discount	—	—	5
Proceeds from issuance of preferred shares, net of underwriter's discount and issuance costs	—	—	61,729
Capital contributions from non-controlling interests	—	—	10
Settlement of equity-based compensation	(1,497)	—	—
Purchase of non-controlling interest shares	—	(534)	—
Redemption of preferred shares	(124,167)	(105,353)	—
Cash dividends - ordinary shares	(128,205)	(121,577)	(119,847)
Cash dividends - preferred shares	(17,243)	(32,763)	(31,795)
Net cash (used in) provided by financing activities	(227,209)	681,814	282,208

Net increase (decrease) in cash and cash equivalents and restricted cash	185,360	24,360	37,841
Cash and cash equivalents and restricted cash, beginning of period	115,266	90,906	53,065
Cash and cash equivalents and restricted cash, end of period	$300,626	$115,266	$90,906

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$235,160	$222,122	$150,622
Cash paid for taxes	15,661	5,655	1,393

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$88,004	88,271	46,654
Acquisition of leasing equipment in accrued liabilities	(22,521)	(22,119)	(8,962)
Receipt of leasing equipment in settlement of accounts receivable	(5,075)	—	(14,250)
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	(52,817)	(19,608)	(6,371)
Decrease in leasing equipment for engines provided to aircraft lessees in lieu of cash reimbursements of maintenance deposits	5,127	—	10,970
Accounts receivable settled with security deposits	(3,067)	(4,808)	(6,050)
Accounts receivable settled with maintenance deposits	(27,014)	(45,719)	(1,856)
(1) Includes the profit elimination of $(22,829) for the year ended December 31, 2025, for sales to the 2025 Partnership within the Aerospace Products segment.
(2) Includes deposits for acquisition of leasing equipment paid on behalf of the 2025 Partnership of $26,370 for the year ended December 31, 2025, and return of deposits for the acquisition of leasing equipment reimbursed from the 2025 Partnership of $45,710 for the year ended December 31, 2025.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Aviation Ltd. (“FTAI”, “FTAI Aviation” or “the Company”) is a Cayman Islands exempted company, which through its subsidiaries, is a leading independent engine maintenance platform focused on the CFM56-5B, CFM56-7B and V2500 aircraft engines which power the 737NG and A320ceo aircraft. The Company repairs and rebuilds engines and aftermarket components of engines as well as develops and manufactures Parts Manufacturer Approval (“PMA”) parts through a joint venture. Additionally, the Company owns and leases aircraft and engines to airlines and asset owners globally. The Company has two reportable segments, (i) Aerospace Products and (ii) Aviation Leasing (see Note 13).
The Company conducts engine maintenance at its 100% owned facilities in Montréal, Miami, Lisbon, and Orange, as well as through its 50% equity ownership in QuickTurn Europe, located in Rome. Collectively, these facilities span over 950,000 square feet and are equipped with advanced tooling, engine test cells, and engineering capabilities to support a wide range of component repairs and service requirements. In addition, the Company also supports global operations through exclusive arrangements and strategic partnerships at key locations worldwide. The Company’s principal corporate location is in New York City, and has a global presence through offices in Cardiff, Dubai, Dublin and Singapore, in addition to Montréal, Miami, Orange, Lisbon and Rome.
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
The Company uses the equity method of accounting for investments in entities in which it exercises significant influence, but which does not meet the requirements for consolidation. Under the equity method, the Company records its proportionate share of the underlying net income (loss) of these entities.
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
Restructuring Charges—The termination of the Management Agreement in 2024 was a material change in the management structure of the business and is accounted for under ASC 420, Exit or Disposal Cost Obligations. The termination fee payment to the Former Manager under the Internalization Agreement is recorded within Internalization Fee to Affiliate. See Note 16 for additional discussion of the restructuring charges related to the Internalization.
Reclassifications—Certain amounts from prior periods in the Company’s consolidated financial statements and footnotes have been reclassified to align with the presentation in the current period.
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
The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment, or the assigned residual values is warranted.
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
Capitalized Interest—The interest cost associated with major development and construction projects are capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. The Company capitalized interest of $0.0 million, $0.2 million and $0.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. The Company's repairs and maintenance expense was $3.2 million, $9.8 million and $7.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Operating expenses.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
If a quantitative recoverability assessment is determined to be needed, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows of the asset or asset group. For long lived assets, the undiscounted cash flows consist of cash flows from currently contracted leases and contracts, future projected leases, transition costs, estimated down time and estimated residual or scrap values for leasing equipment or operating cash flows for manufacturing equipment, and maintenance and operating costs. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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
The Company assesses the recoverability of goodwill using a qualitative evaluation or a quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The determination of fair value requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. The Company conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations.
The Company performed a qualitative assessment for its goodwill impairment test for the year ended December 31, 2025. No impairment was recorded as a result of these tests for the years ended December 31, 2025, 2024 and 2023, respectively.
Included in goodwill on the Company’s consolidated balance sheet at December 31, 2025 and 2024 was amounts acquired of $32.7 million and $56.5 million, respectively.
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
The Company records the portion of maintenance payments paid by the lessee that are expected to be reimbursed as maintenance deposit liabilities in the Consolidated Balance Sheets. Reimbursements made to the lessee upon the receipt of evidence of qualifying maintenance work are recorded against the maintenance deposit liability. In certain leases, the Company or the lessee may be obligated to make a payment to the other party at lease termination based on redelivery conditions stipulated at the inception of the lease. When the lessee is required to return the aircraft in an improved maintenance condition, the Company records a maintenance right asset, as a component of other assets, for the estimated value of the end-of-life maintenance payment at acquisition. The Company recognizes payments received as end-of-lease compensation adjustments, within lease income or as a reduction to the maintenance right asset, when payment is received or collectability is assured. In the event the Company is required to make payments at the end of the lease for redelivery conditions, amounts are accrued as additional maintenance liability and expensed when the Company is obligated and can reasonably estimate such payments.
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
In accounting for acquired leasing equipment, the Company makes estimates about the fair value of the acquired leases. In determining the fair value of these leases, the Company makes assumptions regarding the current fair values of leases for identical or similar equipment in order to determine if the acquired lease is within a fair value range of current lease rates. If a lease is below or above the range of current lease rates, the resulting lease discount or premium is recognized as a lease intangible and amortized into lease income over the remaining term of the lease. Acquired lease intangibles are amortized on a straight-line basis over the remaining lease terms, which collectively had a weighted-average remaining amortization period of 7.7 years as of December 31, 2025, and are recorded as a component of revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Deferred Financing Costs—Costs incurred in connection with obtaining long term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $47.4 million and $55.5 million as of December 31, 2025 and 2024, respectively, are included in Long-term debt, net.
The Company also has unamortized deferred revolver fees related to its revolving debt of $5.1 million and $8.2 million as of December 31, 2025 and 2024, respectively, which are included in Other non-current assets.
Amortization expense was $11.8 million, $11.5 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Interest expense.
Revenues—Revenues are within the scope of ASC 606, Revenue from contracts with customers, and ASC 842, Leases, unless otherwise noted. The Company has elected to exclude sales tax and other similar taxes from revenues.
Aerospace products revenue—Aerospace products revenue primarily consists of the transaction price related to the sale of CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized at the point in time when a performance obligation is satisfied by transferring control over the related asset to a customer along with corresponding costs of sales. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue related to these engine management service contracts over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
Maintenance, Repair and Exchange (“MRE”) Contract revenue—MRE Contract revenue consists of the transaction price related to the sale of CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to, and subsequent exchange of unserviceable engines and modules from, the special purpose entities (the “SPVs”) of the first partnership of the strategic capital initiative (the “2025 Partnership”). MRE Contract revenue is recognized under ASC 606 at the point in time when a performance obligation is satisfied by transferring control of the serviceable engine or module to the 2025 Partnership, along with corresponding costs of sales. Refer to Note 12 “Affiliate Transactions and Former Management Agreement” for additional information on the 2025 Partnership and the strategic capital initiative.
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
Maintenance payments received for which the Company expects to repay to the lessee are presented as current and non-current Maintenance deposits in its Consolidated Balance Sheets. Excess maintenance payments received that the Company does not expect to repay to the lessee are recorded as Maintenance revenue on its Consolidated Statements of Operations. Estimates in recognizing revenue include mean time between removal for engines on leased aircraft, projected costs for engine maintenance, and forecasted utilization, which are affected by historical usage patterns and overall industry, market and economic conditions. Significant changes to these estimates could have a material effect on the amount of revenue recognized in the period.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Asset sales revenue—Asset sales revenue primarily consists of the transaction price related to the sale of aircraft and aircraft engines from the Company’s Aviation Leasing segment. From time to time, the Company may also assign the related lease agreements to the customer as part of the sale of these assets. The Company routinely sells leasing equipment to customers and such transactions are considered recurring and ordinary in nature to its business. As such, these sales are accounted for within the scope of ASC 606. Revenue is recognized when a performance obligation is satisfied by transferring control of an asset to the customer along with corresponding costs of sales.
Leasing Arrangements—At contract inception, the Company evaluates whether an arrangement is or contains a lease for which it is the lessee (that is, arrangements which provide the Company with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets are included in Other non-current assets and lease liabilities are included in Other current and non-current liabilities. Finance lease ROU assets are recognized in Other non-current assets and lease liabilities are recognized in Other current and non-current liabilities.
All lease liabilities are measured at the present value of the unpaid lease payments, discounted using the Company’s incremental borrowing rate based on the information available at commencement date of the lease. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for prepaid rent and lease incentives. Operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for prepaid or accrued lease payments and lease incentives. The finance lease ROU assets are subsequently amortized using the straight-line method.
Operating lease expenses are recognized on a straight-line basis over the lease term. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability and is recorded in Operating expenses. Variable lease payments, which are primarily based on usage, are recognized when the associated activity occurs.
The Company has elected to combine lease and non-lease components for all lease contracts where it is the lessee. Additionally, for arrangements with lease terms of 12 months or less, the Company does not recognize ROU assets, and lease liabilities and lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred.
Other Income—The 2025 Partnership committed to acquire 45 on-lease narrowbody aircraft from the Company (the “Seed Assets”) and has signed an agreement through which the Company’s MRE business will provide replacement aircraft engines and modules for the life of the 2025 Partnership.
During the year ended December 31, 2025, 45 aircraft were sold for a gain of $50.1 million, which was recognized within gain on sale to the 2025 Partnership. The aircraft sales were accounted for under ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, as they were non-recurring in nature and not considered part of the Company’s ordinary activities.
During the year ended December 31, 2025, the Company received $54.3 million in insurance recoveries in connection with the settlement of claims related to the aircraft and engines located in Russia and recorded the gain within other income.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers and lessees. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company earned 13% and 10% of its revenue from two customers in the Aerospace Products segment during the twelve months ended December 31, 2025. No single customer or lessee accounted for greater than 10% of total revenue during the years ended December 31, 2024 and 2023.
As of December 31, 2025, there was one customer in the Aerospace Products segment that represented 23% of total accounts receivable, net. As of December 31, 2024 no single customer or lessee accounted for greater than 10% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject it to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Allowance for Doubtful Accounts—The Company determines the allowance for doubtful accounts based on its assessment of the collectability of its leasing receivables, notes receivables and inventory sales. In assessing the allowance, the Company considers past collection history and specific risks identified among uncollected accounts. The assessment of collectability of its leasing receivables, notes receivables and inventory sales is done quarterly, on a customer-by-customer basis. Receivables are written off after all reasonable means to collect the full amount have been exhausted. The activity in the allowance for doubtful accounts is as follows:

	December 31,
	2025	2024	2023
Allowance at beginning of period	$74,947	$72,163	$65,580
Bad debt expense	574	2,784	6,583
Write-offs and recoveries, net	(47,134)	—	—
Allowance at end of period	$28,387	$74,947	$72,163
Economic sanctions and export controls against Russia and Russia’s aviation industry were imposed due to its invasion of Ukraine during the first quarter of 2022. As a result of the sanctions imposed on Russian airlines, the Company terminated all lease agreements with Russian airlines and its allowance for doubtful accounts at December 31, 2024 includes all accounts receivable exposure to Russian and Ukrainian lessees.
Comprehensive Income—The Company’s comprehensive income represents net income adjusted for comprehensive loss related to cash flow hedges of its equity method investees of discontinued operations.
Other Current Assets—Other current assets are summarized as follows:

	December 31,
	2025	2024
Notes receivable	$216,298	$165,338
Prepaid expenses including prepayments for maintenance that has not yet been incurred	79,806	87,323
Financing receivable resulting from failed sale-leaseback transactions	37,740	32,486
Purchase deposits	12,791	83,229
Contract asset from the 2025 Partnership	16,835	—
Other	44,894	40,547
Other current assets	$408,364	$408,923

Other Non-Current Assets—Other non-current assets are summarized as follows:

	December 31,
	2025	2024
Lease incentives	$43,688	$56,812
Deferred tax assets	31,920	42,893
Financing receivable resulting from failed sale-leaseback transactions	19,109	28,412
Maintenance right assets	6,374	25,907
Other	65,969	54,406
Other non-current assets	$167,060	$208,430

Other Current Liabilities—Other current liabilities are summarized as follows:

	December 31,
	2025	2024
Deposits on sales of leasing equipment	33,755	$87,296
Other	28,447	13,269
Other current liabilities	$62,202	$100,565

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Dividends—Dividends are recorded if and when declared by the Board of Directors. The Board of Directors declared cash dividends of $1.35, $1.20 and $1.20 per ordinary share for each of the years ended December 31, 2025, 2024 and 2023, respectively.
Additionally, the Board of Directors declared cash dividends on the Series C Preferred Shares of $2.06, $2.06, $2.06 per share for the years ended December 31, 2025, 2024 and 2023, respectively, the Series D Preferred Shares of $2.38, $2.38 and $1.78 per share for the year ended December 31, 2025, 2024 and 2023, the Series A Preferred Shares of $1.55 and $2.06 per share for the years ended December 31, 2024, and 2023, respectively, and the Series B Preferred Shares of $2.00 and $2.00 per share for the years ended December 31, 2024 and 2023, respectively.
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
The cash and noncash related activities described above during the years ended December 31, 2025, 2024 and 2023 are detailed below:

	Year Ended December 31,
(in thousands)	2025	2024	2023

Cost of modules and parts sold sourced from engines originally within leasing equipment	$25,558	$38,300	$41,167
Transfers of engines from leasing equipment to inventory for manufacturing and sale	259,383	239,462	178,740
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(255,845)	(223,129)	(78,788)
Total outflows related to manufacturing modules and parts - included in net cash (used in) provided by operating activities	(779,374)	(345,821)	(138,045)
Cash received for assets sold sourced from leasing equipment - inflow included in cash (used in) provided by operating activities	61,513	76,157	94,222
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in cash used in investing activities	1,058,961	436,217	79,474
Cash paid for engine and aircraft inventory - outflow included in cash provided by (used in) operating activities	(325,056)	(8,280)	—

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This standard is effective retrospectively for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2024, and it did not have a material impact on its consolidated financial statements and related disclosures.
In August 2023, the FASB issued ASU 2023‑05, Business Combinations – Joint Venture Formations, which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023‑05 are effective for joint ventures that are formed on or after January 1, 2025. The Company adopted this guidance in the first quarter of 2025. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures by expanding the disclosures of an entity’s income tax rate reconciliation and disaggregation of income taxes paid and income tax expense. Under the new guidance, public business entities must annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate. This standard is effective prospectively for all public entities for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. The Company adopted this guidance, prospectively, in the fourth quarter of 2025. See note 11 for the Company’s income tax disclosures.
Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued Clarifying the Effective Date (“ASU 2025-01”) to add some clarity around the effective date of the guidance. This ASU requires disaggregated information for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, to be presented in certain expense captions on the face of the income statement. This standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption and either prospective or retrospective application permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is improves the navigability of the required interim disclosures, provides clarity as to when it is applicable, and provides additional guidance on what disclosures are required in interim reporting periods by establishing a disclosure principle. The guidance is effective for interim reporting periods beginning in 2028 and can be applied either prospectively or retrospectively. The Company is currently determining its method of adoption.

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
In connection with the acquisition, the Company recorded $6.9 million of acquisition and transaction expense during the year ended December 31, 2024.
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
Subsequent to the acquisition, in the year ended December 31, 2025, measurement period adjustments as of the acquisition date were made as a result of the finalization of the net working capital adjustments which increased total consideration by $14.1 million. This adjustment resulted in an increase in goodwill of $14.1 million.
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
(1) Goodwill is assigned to the Aerospace Products segment and is deductible for income tax purposes.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
4. ACQUISITION OF QUICKTURN
On December 1, 2023, the Company completed the acquisition of the remaining equity interest of Quick Turn Engine Center LLC (“QuickTurn”) from Unical Aviation Inc. (“Unical”) for total cash consideration of $30.3 million to obtain full ownership.
The Company acquired QuickTurn to better position the Company to have tighter integration over the development and delivery of aerospace products. QuickTurn is a hospital maintenance and testing facility dedicated to the CFM56 engine located in Miami, Florida that operates within the Company’s Aerospace Products segment. The results of operations at QuickTurn have been included in the Consolidated Statements of Operations beginning on the acquisition date.
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
(1) Goodwill is assigned to the Aerospace Products segment and is deductible for income tax purposes.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
5. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2025	2024
Leasing equipment	$2,057,624	$2,963,452
Less: Accumulated depreciation	(511,820)	(589,722)
Leasing equipment, net	$1,545,804	$2,373,730
The Company identified certain assets in its leasing equipment portfolio with indicators of impairment. During the year ended December 31, 2025, the Company did not record any transactional impairment charges. In comparison, for the year ended December 31, 2024, the Company recorded transaction impairment charges of $1.0 million, net of redelivery compensation.
In the fourth quarter of 2024, the Company completed the sale of the two vessels included within Corporate and Other. The Company sold the two offshore vessels for total proceeds of $142.6 million and the book value was $123.9 million. This transaction resulted in a gain of $18.7 million and is reflected in the Gain on sale of assets, net, for the year ended December 31, 2024.
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Depreciation expense for leasing equipment	$208,987	$211,047	$168,901
6. INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2025	December 31, 2024
Advanced Engine Repair JV	Equity method	25%	$22,429	$19,048
2025 Partnership	Equity method	19%	281,740	—
QuickTurn Europe	Equity method	50%	9,987	—
			$314,156	$19,048
The Company did not recognize any other-than-temporary impairments for the year ended December 31, 2025 and 2024.
The following table presents the Company’s proportionate share of equity in (losses) earnings:

	Year Ended December 31,
	2025	2024	2023
Advanced Engine Repair JV	$3,381	$(1,993)	$833
2025 Partnership (1)	(9,715)	—	—
Falcon MSN 177 LLC (2)	—	(207)	(148)
QuickTurn Europe	(484)	—	—
Quick Turn Engine Center LLC (3)	—	—	(2,291)
Total	$(6,818)	$(2,200)	$(1,606)
(1) Includes the profit elimination of $(22,829) for the year ended December 31, 2025 for sales to the 2025 Partnership.
(2) On May 3, 2024, the Company purchased the remaining interest of Falcon MSN 177 LLC (“Falcon”). As a result, Falcon became a consolidated subsidiary, and is no longer accounted for as an equity method investment.
(3) On December 1, 2023, the Company purchased the remaining interest in QuickTurn.
Equity Method Investments
Advanced Engine Repair JV
In December 2016, the Company invested $15 million for a 25% interest in an advanced engine repair joint venture. This joint venture is focused on developing new cost savings programs for engine repairs.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
In August 2019, the Company expanded the scope of its joint venture and invested an additional $13.5 million and maintained a 25% interest. The Company exercises significant influence over this investment and accounts for this investment as an equity method investment.
Falcon MSN 177 LLC
Since November 2021, the Company owned a 50% interest in Falcon MSN 177 LLC (“Falcon”), an entity that consists of one Dassault Falcon 2000 aircraft. Falcon leases the aircraft to charter operators on aircraft, crew maintenance, and insurance contracts. The Company accounted for its investment in Falcon as an equity method investment as it has significant influence through its interest.
On May 3, 2024, the Company purchased the remaining interest from S7 Aerospace for total cash consideration of $0.8 million and it is now a consolidated subsidiary.
Quick Turn Engine Center LLC
On January 4, 2023, the Company invested $19.5 million for a 50% interest (45% pro rata distribution of income until return of the JV partner’s initial investment) in Quick Turn Engine Center LLC (previously iAero Thrust LLC), a hospital maintenance and testing facility dedicated to the CFM56 engine. The Company accounts for its investment in QuickTurn as an equity method investment as it has significant influence through its interest.
On December 1, 2023, the Company purchased the remaining interest in QuickTurn.
2025 Partnership
In the year ended December 31, 2025, the Company invested $291.5 million in the 2025 Partnership, an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which the Company is the Servicer and holds a 19% limited partner ownership. The Company exercises significant influence over this investment and accounts for it using the equity method. As the Servicer, the Company is responsible for lessee invoicing and collections, airline relationship management, contracts management including lease extension and aircraft deliveries and redeliveries. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement and the elimination of profit on sales of engine and modules to the 2025 Partnership under ASC 606. The profit from the MRE Contract revenue is eliminated through equity method earnings and will be recognized over time as the 2025 Partnership generates income from leasing and sales activities.
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
7. INTANGIBLE ASSETS AND LIABILITIES, NET
The Company’s intangible assets and liabilities, net are summarized as follows:

	December 31, 2025	December 31, 2024
Intangible assets
Acquired favorable lease intangibles	$17,245	$70,375
Less: Accumulated amortization	(8,935)	(29,664)
Acquired favorable lease intangibles, net	8,310	40,711
Acquired customer relationships	12,607	1,907
Less: Accumulated amortization	(988)	(413)
Acquired customer relationships, net	11,619	1,494
Total intangible assets, net	$19,929	$42,205

Intangible liabilities
Acquired unfavorable lease intangibles	$7,688	$13,767
Less: Accumulated amortization	(2,132)	(1,259)
Acquired unfavorable lease intangibles, net	$5,556	$12,508

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The weighted average amortization period of intangible assets acquired during the year ended December 31, 2025 is as follows:

Weighted Average Amortization Period
Lease intangibles	3.5 years
Customer relationships	10.5 years
Total intangible assets	7.7 years
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of Other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2025	2024	2023
Lease intangibles	Lease income	$6,710	$15,597	$15,126
Customer relationships	Depreciation and amortization	603	403	11
Total		$7,313	$16,000	$15,137

As of December 31, 2025, estimated net annual amortization of intangibles is as follows:

2026	$2,444
2027	1,877
2028	2,436
2029	1,480
2030	1,398
Thereafter	4,738
Total	$14,373

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
The Company’s debt, net is summarized as follows:

	December 31, 2025			December 31, 2024
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	$—
Total loans payable	—			—
Bonds payable
Senior Notes due 2028 (2)	1,000,995	5.50%	5/1/28	1,001,382
Senior Notes due 2030 (3)	497,470	7.88%	12/1/30	497,071
Senior Notes due 2031	700,000	7.00%	5/1/31	700,000
Senior Notes due 2032	800,000	7.00%	6/15/32	800,000
Senior Notes due 2033 (4)	497,784	5.88%	4/15/33	497,551
Total bonds payable	3,496,249			3,496,004
Debt	3,496,249			3,496,004
Less: Debt issuance costs	(47,358)			(55,526)
Total debt, net	$3,448,891			$3,440,478

Total debt due within one year	$—			$—
(1) Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized premium of $995 and $1,382 at December 31, 2025 and December 31, 2024, respectively.
(3) Includes an unamortized discount of $2,530 and $2,929 at December 31, 2025 and December 31, 2024, respectively.
(4) Includes an unamortized discount of $2,216 and $2,449 at December 31, 2025 and December 31, 2024, respectively.
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
Senior Notes due 2031—On April 11, 2024, the Company issued $700.0 million aggregate principal amount of senior unsecured notes due 2031 (the “Senior Notes due 2031”). The Senior Notes due 2031 bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2024. Using a portion of the net proceeds, the Company completed a cash tender offer for $324.6 million aggregate principal amount of 2025 Notes validly tendered on April 11, 2024. Holders whose notes were accepted for purchase received equal consideration per $1,000 principal amount of 2025 Notes, plus accrued and unpaid interest to, but not including, April 11, 2024. The Company used the remaining net proceeds to redeem the remaining $325.4 million aggregate principal amount of Senior Notes due 2025, plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $2.7 million. The remaining net proceeds were used for general corporate purposes, including the funding of acquisitions and investments.
Senior Notes due 2032—On June 17, 2024, the Company issued $800.0 million aggregate principal amount of senior unsecured notes due 2032 (the “Senior Notes due 2032”). These notes bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. The Company utilized the net proceeds from the issuance for several purposes: (i) to fully repay outstanding amounts under the Company’s Revolving Credit Facility provided under the Revolver Amendment, without reduction in commitments, (ii) to fund the cash termination fee for the previously announced management Internalization described in Note 12, (iii) to complete a cash tender offer for up to $300.0 million in aggregate principal amount of Senior Notes due 2027 validly tendered on June 18, 2024, plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $11.2 million, (iv) to cover fees and expenses related to the aforementioned transactions, and (v) for general corporate purposes.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Senior Notes due 2033—On October 9, 2024, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due 2033 (the “Senior Notes due 2033”). The Senior Notes due 2033 bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025. Using a portion of the net proceeds, the Company redeemed the remaining $130.5 million aggregate principal amount of Senior Notes due 2027, plus accrued and unpaid interest, and recognized a loss on extinguishment of debt of $3.2 million. The Company used the remaining net proceeds to pay down in full the Company’s Revolving Credit Facility, with any excess proceeds intended for general corporate purposes, including funding acquisitions and investments.
The Company was in compliance with all debt covenants as of December 31, 2025.
As of December 31, 2025, scheduled principal repayments under the Company’s debt agreements for the next five years and thereafter are summarized as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
Revolving Credit Facility	—	—	—	—	—	—	—
Senior Notes due 2028	—	—	1,000,000	—	—	—	1,000,000
Senior Notes due 2030	—	—	—	—	500,000	—	500,000
Senior Notes due 2031	—	—	—	—	—	700,000	700,000
Senior Notes due 2032	—	—	—	—	—	800,000	800,000
Senior Notes due 2033	—	—	—	—	—	500,000	500,000
Total principal payments on loans and bonds payable	$—	$—	$1,000,000	$—	$500,000	$2,000,000	$3,500,000
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The fair values of the Company’s bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	December 31, 2025	December 31, 2024
Senior Notes due 2028	1,001,880	980,140
Senior Notes due 2030	531,735	526,380
Senior Notes due 2031	737,618	713,923
Senior Notes due 2032	842,240	816,904
Senior Notes due 2033	508,525	483,100
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $12.0 million and $8.9 million as of December 31, 2025 and December 31, 2024, respectively, and are reflected as a component of Other non-current liabilities. The fair values of the guarantees, which were first recorded in 2022, are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the year ended December 31, 2025 and 2024, the Company recorded a $3.1 million and $2.1 million increase, respectively, related to the change in fair value, which is recorded in Asset sales revenue. During the year ended December 31, 2023, the Company recorded $4.8 million in guarantees related to the sale of seven aircraft and a $1.8 million decrease related to the change in fair value, which is recorded in Asset sales revenue. During the years ended December 31, 2025, 2024 and 2023, there were no significant transfers into or out of Level 3.
Given variability in the condition of the engines at the end of the lease terms, which range from 2 to 7 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at December 31, 2025 was $43.0 million, which is not reasonably expected.
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
As of December 31, 2025, the Incentive Plan provides for the issuance of up to 5.7 million shares. Equity-based compensation expense is reported within cost of sales and operating expenses.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Stock Options
In 2025, the Company did not issue any options to employees.
During the year ended December 31, 2024, in connection with the Company’s equity offerings (see Note 14 for details), the Company granted options to the Former Manager related to ordinary shares. The fair value of these options were recorded as an increase in equity with an offsetting reduction of capital proceeds received.
Additionally, the Company granted options to select employees related to 60,000 ordinary shares at an exercise price of $79.13, which had a grant date fair value of $2.1 million. The assumptions used in valuing the options were: a 4.52% risk-free rate, a 1.50% dividend yield, a 43.00% volatility and a 6.8 year term.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents information related to the options granted related to the Company’s shares:

		Year Ended December 31,
		2024			2023
Number of options		60,000			248,947
Fair value ($ millions)		$2.1			$2.1
Ranges
Expected volatility	The expected share volatility is based on an assessment of the volatility of the Company’s publicly traded ordinary shares	43.00%	-	43.00%	37.88%	-	37.88%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	4.52%	-	4.52%	3.47%	-	3.47%
Expected dividend yield	The expected dividend yield is based on management’s current expected dividend rate.	1.50%	-	1.50%	6.26%	-	6.26%
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	6.8 years			10.0 years
Restricted Shares
During the year ended December 31, 2025, the Company issued the following restricted shares of the Company to select employees and officers of the Company:
In February 2025, the Company issued restricted shares to select officers and employees of the Company with a grant date fair value of $5.5 million, vesting over 3.0 years.
In November 2025, the Company issued restricted shares to select employees of the Company with a grant date fair value of $0.3 million, vesting over 4.0 years.
Additionally, the Company issued restricted shares to the directors of the Company with a grant date fair value of $0.8 million. These awards vest on the earlier of (i) the one-year anniversary of the grant date (May 29, 2026) or (ii) the date of the Company’s next annual general meeting of shareholders occurring after the grant date.
During the year ended December 31, 2024, the Company issued the following restricted shares of the Company to select employees and officers of the Company:
In May 2024, the Company issued restricted shares to (i) select officers with a grant date fair value of $5.5 million, vesting over 3.0 years and (ii) select employees with a grant date fair value of $5.7 million, vesting over 4.0 years.
In September 2024, the Company issued restricted shares to select employees with a grant date fair value of $0.8 million, vesting over 3.0 years.
All awards are subject to continued employment, with compensation expense recognized ratably over the vesting periods. The fair value was based on the closing price of the Company’s ordinary shares on the respective grant dates. The unrecognized compensation expense of restricted shares is expected to be recognized over a weighted-average period of 1.7 years.
Performance Shares
During the year ended December 31, 2025, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $4.4 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
In November 2024, the Company granted up to 1,000,000 shares of performance shares to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of market conditions at the end of the stated performance period. The awards which are to be earned is based on the “Performance Level” of the Company’s Compound Annualized Total Shareholder Return (“CAGR”) for the Performance Period. The Performance Period is measured from November 5, 2024 through November 5, 2027. The number of shares earned could range from 0% to a maximum of 100%. The Earned Units from the Performance-based Awards become exercisable in three equal installments over a two-year period beginning with the completion of the Performance Period. The three equal installments of Earned Units vest on (i) November 5, 2027, (ii) November 5, 2028, and (iii) November 5, 2029. Compensation expense for the units is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2025, there was $36.8 million in unrecognized compensation cost related to unvested performance shares. This cost is expected to be recognized over a weighted-average period of 2.8 years.
The Consolidated Statements of Operations includes the following expense related to the Company’s equity-based compensation arrangements which are recorded in Operating expenses:

	December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2023
Stock options	$508	$296	$—	$1,270	7.7 years
Restricted shares	7,448	3,756	1,638	14,012	1.7 years
Performance shares	13,777	1,954	—	36,752	2.8 years
Total	$21,733	$6,006	$1,638	$52,034
The tables below provide details on the Company’s stock options, performance shares, and restricted shares:

	Stock Options		Performance Shares		Restricted Shares
	Options	Weighted Average Exercise/Issuance Price	Shares	Weighted Average Grant date fair value	Shares	Weighted Average Issuance Price
Outstanding as of December 31, 2024	112,343	$52.70	1,000,000	$48.11	481,138	$41.90
Granted	—	—	28,441	153.80	51,898	128.98
Less: exercised / vested	10,000	14.77	—	—	23,712	88.54
Less: forfeited and canceled	—	—	—	—	—	—
Outstanding as of December 31, 2025	102,343		1,028,441		509,324

	Stock Options	Performance Shares	Restricted Shares
As of December 31, 2025:
Weighted average exercise / issuance price (per share)	$56.37	$51.03	$48.60
Aggregate intrinsic value (in thousands)	14,377	N/A	24,753
Weighted average remaining contractual term (in years)	7.7	2.8	1.7

11. INCOME TAXES
The Company is incorporated in the Cayman Islands where income taxes are not imposed. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to income tax in jurisdictions where they conduct business.
For the year ended December 31, 2025, for purposes of this income tax disclosure, the Company has determined that based on the increased significance of its operations, by location, that Ireland is its domestic country of tax domicile. As a result, for 2025, the Ireland statutory income tax rate of 12.5% has been used for purposes of presenting the tax rate reconciliation.
During 2025, the Company adopted ASU 2023-09 “Improvements to Income Tax Disclosures” on a prospective basis. The 2025 tables below are presented on a prospective basis, both in adoption of ASU 2023-09 and for the presentation of Ireland as the country of domicile beginning in 2025 for purposes of the income taxes note to the consolidated financial statements. Thus, the year ended December 31, 2025 is presented separately from its comparative periods ending December 31, 2024 and 2023, which remain presented consistently with prior reporting.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The domestic and foreign components of the Company’s pre-tax income (loss) are as follows:

Year Ended December 31,
2025
Pre-tax book income (loss)
Domestic (Ireland)	$410,329
Foreign	196,355
Total	$606,684

	Year Ended December 31,
	2024	2023
Pre-tax book income (loss)
Domestic (Cayman Islands)	$(259)	$(282)
Foreign	14,428	184,299
Total	$14,169	$184,017

The current and deferred components of the provision for (benefit from) income taxes are as follows:

Year Ended December 31,
2025
Current:
Ireland	$13,534
Cayman Islands	—
Bermuda	4,800
United States:
Federal	1,353
State and local	4,949
Other Non-Ireland including Pillar II Tax	7,028
Total current provision	31,664
Deferred:
Ireland	34,920
Cayman Islands	—
Bermuda	10,643
United States:
Federal	25,436
State and local	2,379
Other Non-Ireland	578
Total deferred provision (benefit)	73,956
Total	$105,620

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	Year Ended December 31,
	2024	2023
Current:
Cayman Islands	$—	$—
Bermuda	—	—
United States:
Federal	847	935
State and local	1,158	1,176
Other Non-U.S.	1,604	1,715
Total current provision	3,609	3,826
Deferred:
Cayman Islands	—	—
Bermuda	2,320	(72,185)
United States:
Federal	6,020	3,943
State and local	(616)	(2)
Other Non-U.S.	(5,846)	4,618
Total deferred provision (benefit)	1,878	(63,626)
Total	$5,487	$(59,800)
Historically, the Company’s Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the exemption of certain of the Company’s Bermuda subsidiaries from Bermuda corporate income taxes ceased in 2025. The Company recorded the impact of this enactment in their provision for the year ended December 31, 2023.
The difference between the Company’s reported income tax rate and the Irish statutory rate is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Ireland statutory rate	$75,836	12.50%
Foreign tax effects	24,946	4.11%
United States
Statutory tax rate difference between the US and Ireland	9,092	1.50%
Nondeductible expenses	6,601	1.09%
US State and local taxes (1)	5,053	0.83%
Bermuda
Statutory tax rate difference between Bermuda and Ireland	3,109	0.51%
Other foreign jurisdictions	1,091	0.18%
Ireland alternative minimum tax (2)	5,798	0.96%
Changes in valuation allowance	(4,460)	(0.74)%
Other	3,500	0.58%
Income tax rate	$105,620	17.41%
(1) State taxes in Arizona, California, and Florida made up the majority (greater than 50%) of the tax effect in this category.
(2) Represents top-up tax in Ireland driven by Pillar Two given Ireland statutory tax rate of 12.5%.
Note: As of January 1, 2025, the Company adopted ASU 2023-09 related to income tax disclosures in connection with 2025 only (as presented above). The effective tax rate reconciliation for pre-2025 years are presented consistently with historical presentation below.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The difference between the Company’s reported income tax rate and the Cayman Islands statutory rate of 0% is as follows:

	Year Ended December 31,
	2024	2023
Income subject to tax in the United States	53.0%	3.3%
Foreign taxes	80.1%	(30.9)%
Change in valuation allowance	(94.4)%	(4.9)%
Income tax rate	38.7%	(32.5)%

For the year ended December 31, 2025, the Company paid income taxes, net of refunds, by jurisdiction as follows:

Year Ended December 31,
2025
Ireland	$1,238
US Federal	8,777
Florida (US State)	2,735
Other	2,911
Total	$15,661
Note: The table above also is a result of the adoption of ASU 2023-09 for the year ended December 31, 2025. Historically, any cash taxes paid disclosure was disclosed in the Statement of Cash Flows. Cash paid for taxes was $5,655 and $1,393 in the years ended December 31, 2024 and 2023, respectively.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,985	$34,097
Interest expense	—	2,187
Inventory	2,089	2,704
Customer relationship intangibles	25,650	28,500
Other	9,399	4,250
Total deferred tax assets	44,123	71,738
Less valuation allowance	—	(5,228)
Net deferred tax assets	44,123	66,510
Deferred tax liabilities:
Fixed assets and goodwill	(51,480)	(32,545)
Equity method investments	(12,223)	(163)
Other	(1,896)	(2,214)
Total deferred tax liabilities	(65,599)	(34,922)
Net deferred tax (liabilities) assets	$(21,476)	$31,588
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
For the year ended December 31, 2025, the Company evaluated its deferred tax assets and determined, based on the weight of available evidence, that it is more likely than not that such deferred tax assets will be realized. As a result, the valuation allowance was fully released as of December 31, 2025. Valuation allowances of $5.2 million and $18.6 million were recognized as of December 31, 2024 and 2023, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2025	2024	2023
Valuation allowance at beginning of period	$5,228	$18,599	$27,565
Change due to current year losses	—	885	855
Change due to current year releases	(5,228)	(14,256)	(9,821)
Valuation allowance at end of period	$—	$5,228	$18,599
As of December 31, 2025, the Company had net operating loss carryforwards for Irish income tax purposes of $51.0 million, which can be carried forward indefinitely against future business income, and $2.0 million of net operating loss carryforward for Canadian income tax purpose, which will begin to expire in the year 2044. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary’s ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in share ownership.
As of and for the period ended December 31, 2025, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2021. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
12. AFFILIATE TRANSACTIONS AND FORMER MANAGEMENT AGREEMENT
Strategic Capital Initiative – 2025 Partnership
On December 30, 2024, the Company announced the launch of its Strategic Capital Initiative in collaboration with third-party institutional investors. As part of the first partnership under the initiative, certain subsidiaries of the Company entered into an Aircraft Sale and Purchase Agreement, dated December 30, 2024, and a Beneficial Interest Sale and Purchase Agreement, dated December 30, 2024 (together, and as each may be amended from time to time, the “Aircraft Sale and Purchase Agreements”), pursuant to which the SPVs of the 2025 Partnership would acquire 45 on-lease 737NG and A320ceo aircraft for an aggregate net purchase price of approximately $500.0 million. The SPVs have entered into agreements with third-party institutional investors for capital commitments to the SPVs. The Company also made a minority capital commitment and will make additional commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors. In addition, any profit participation distributions generated from investments made by the 2025 Partnership will be paid to a subsidiary of the Company as the Strategic Capital Initiative’s servicer (i.e., general partner) as “profit participation.”
The 2025 Partnership completed its fundraise in October 2025 with $2.0 billion of equity commitments.
During the years ended December 31, 2025 and 2024, on behalf of the 2025 Partnership, the Company paid refundable deposits of $26.4 million and $19.3 million to unrelated, third-parties on future purchases of aircraft, respectively. As of December 31, 2025, the 2025 Partnership fully reimbursed the Company $45.7 million in refundable deposits.
The Company, along with certain subsidiaries of the SPVs, has entered into a MRE agreement that requires the Company to sell serviceable engines and modules and purchase unserviceable engines and modules from the SPVs when aircraft controlled by the SPVs need such serviceable engines and modules to fulfill their obligations under an aircraft lease. Under this agreement, the Company sells CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to the SPVs and purchase unserviceable engines and modules for a net cash purchase price. The net cash purchase price received by the Company is contractual and customary market-based compensation for fulfilling such performance obligations. During the year ended December 31, 2025, the Company recorded $335.8 million of MRE Contract revenue, respectively, for the sale and purchase of such engines to and from the 2025 Partnership.
The Company provides aircraft management services to the 2025 Partnership, and receives customary, market-based compensation for providing such services, which is included in Other revenue on the Company’s Consolidated Statement of Operations.

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
In connection with the termination of the Management Agreement, the Company also entered into a Transition Services Agreement with the Former Manager. Under the Transition Services Agreement, the Former Manager was required to continue to provide the Company and its affiliates with all of the Services for a transition period through October 31, 2024, during which the Company procured replacements for the Services. In addition, the Former Manager was required to continue to provide the services that are reasonably required by the Company to prepare its quarterly and annual financial statements until May 31, 2025. The Services were provided to the Company for a fee equal to the Former Manager’s cost of providing the Services, including the allocated cost of, among other things, overhead, employee wages and compensation, rent and related real estate expenses and actually incurred out-of-pocket expenses, plus a mark-up of ten percent (10%).
Prior to the Internalization, the Former Manager was paid annual fees in exchange for advising the Company on various aspects of its business, formulating its investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing the Company’s day-to-day operations, inclusive of all costs incidental thereto. In addition, the Former Manager was reimbursed for various expenses incurred by the Former Manager on the Company’s behalf, including the costs of legal, accounting and other administrative activities. Additionally, the Company entered into certain incentive allocation arrangements with Master GP, which owned approximately 0.01% of FTAI Aviation Holdco Ltd. (a wholly owned subsidiary of the Company).
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
Prior to the Internalization, one of the Company’s subsidiaries allocated and distributed to Master GP an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income, if any, that exceeds 2.2223% for such quarter. These calculations were prorated for any period of less than three months.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation prior to the Internalization on May 28, 2024:

	Year Ended December 31,
	2024	2023
Management fees	$993	$921
Income incentive allocation	7,456	17,116
Total	$8,449	$18,037
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
The following table summarizes the Company’s reimbursements to the Former Manager:

	Year Ended December 31,
	2025	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$247	$6,788	$7,137
Acquisition and transaction expenses	122	2,137	678
Total	$369	$8,925	$7,815
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
13. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of the Company’s internal operations and the nature of its products and services. The Company’s two reportable segments are (i) Aerospace Products and (ii) Aviation Leasing. The Aerospace Products segment, through the Company’s maintenance facilities and joint ventures, among other investments, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases and sells to lessees. During the fourth quarter of 2023, the Company changed the composition of its operating segments to include V2500 engines within the Aerospace Products segment.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that the CODM reviews the operating results in assessing performance and allocating resources. The CODM evaluates performance for each reportable segment based on net income (loss) attributable to shareholders and is used to monitor budget vs. actual results.
The CODM determined that segment asset information is not a key factor in measuring performance or allocating resources. Therefore, segment asset information is not included in the tables below as it is not provided to or reviewed by the CODM.
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment:
I. For the Year Ended December 31, 2025

	Year Ended December 31, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$1,600,456	$—	$—	$—	$1,600,456
MRE Contract revenue	335,788	—	—	—	335,788
Lease income	—	235,210	—	—	235,210
Maintenance revenue	—	218,499	—	—	218,499
Asset sales revenue	—	106,945	—	—	106,945
Other revenue (1)	—	10,507	4	—	10,511
Total revenues	1,936,244	571,161	4	—	2,507,409

Expenses
Cost of sales	1,240,368	109,351	—	—	1,349,719
Operating expenses	34,514	37,307	80,720	—	152,541
General and administrative	—	—	9,478	—	9,478
Acquisition and transaction expenses	3,198	9,182	16,207	—	28,587
Depreciation and amortization	15,764	205,687	4,346	—	225,797
Total expenses	1,293,844	361,527	110,751	—	1,766,122

Other income (expense)
Interest expense	—	—	(247,751)	—	(247,751)
Equity in earnings (losses) of unconsolidated entities (2)	2,896	13,115	—	(22,829)	(6,818)
Gain on sale to the 2025 Partnership	—	46,380	—	—	46,380
Other income	5,441	64,455	3,690	—	73,586
Total other income (expense)	8,337	123,950	(244,061)	(22,829)	(134,603)
Income (loss) before income taxes	650,737	333,584	(354,808)	(22,829)	606,684
Provision for (benefit from) income taxes	102,391	62,232	(59,003)	—	105,620
Net income (loss)	548,346	271,352	(295,805)	(22,829)	501,064
Less: Dividends on preferred shares	—	—	17,243	—	17,243
Less: Loss on redemption of preferred shares	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$548,346	$271,352	$(319,375)	$(22,829)	$477,494
(1) Includes servicing fees of $10,150 for the year ended December 31, 2025 from the 2025 Partnership.
(2) Includes the profit elimination of $(22,829) for the year ended December 31, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Year Ended December 31, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$71,452	$20,717	$—	$92,169
Asia	274,618	160,451	4	435,073
Europe	415,145	244,307	—	659,452
North America	1,132,995	112,162	—	1,245,157
South America	42,034	33,524	—	75,558
Total revenues (1)	$1,936,244	$571,161	$4	$2,507,409
(1) The United States, included in North America, and Ireland, included in Europe, represent 34% and 11% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of December 31, 2025:

December 31, 2025
2026	$158,908
2027	129,187
2028	108,716
2029	77,127
2030	58,730
Thereafter	63,082
Total	$595,750

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
II. For the Year Ended December 31, 2024

	Year Ended December 31, 2024
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Aerospace products revenue	$1,079,821	$—	$—	$1,079,821
Lease income	—	234,411	20,927	255,338
Maintenance revenue	—	200,809	—	200,809
Asset sales revenue	—	192,176	—	192,176
Other revenue	—	1,041	5,716	6,757
Total revenues	1,079,821	628,437	26,643	1,734,901

Expenses
Cost of sales	673,907	151,977	—	825,884
Operating expenses	23,818	35,495	56,548	115,861
General and administrative	—	—	14,263	14,263
Acquisition and transaction expenses	4,906	9,740	17,650	32,296
Management fees and incentive allocation to affiliate	—	—	8,449	8,449
Internalization fee to affiliate	—	—	300,000	300,000
Depreciation and amortization	6,630	201,497	9,937	218,064
Asset impairment	—	962	—	962
Gain on sale of assets, net	—	—	(18,705)	(18,705)
Total expenses	709,261	399,671	388,142	1,497,074

Other income (expense)
Equity in losses of unconsolidated entities	(1,993)	(207)	—	(2,200)
Interest expense	—	—	(221,721)	(221,721)
Loss on extinguishment of debt	—	—	(17,101)	(17,101)
Other income	—	14,669	2,695	17,364
Total other income (expense)	(1,993)	14,462	(236,127)	(223,658)
Income (loss) from continuing operations before income taxes	368,567	243,228	(597,626)	14,169
(Benefit from) provision for income taxes	22,221	32,979	(49,713)	5,487
Net income (loss) from continuing operations	346,346	210,249	(547,913)	8,682
Less: Dividends on preferred shares	—	—	32,763	32,763
Less: Loss on redemption of preferred shares	—	—	7,998	7,998
Net income (loss) attributable to shareholders from continuing operations	$346,346	$210,249	$(588,674)	$(32,079)

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Year Ended December 31, 2024
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$8,271	$4,643	$—	$12,914
Asia	178,252	135,579	26,643	340,474
Europe	364,384	324,327	—	688,711
North America	504,936	108,426	—	613,362
South America	23,978	55,462	—	79,440
Total revenues (1)	$1,079,821	$628,437	$26,643	$1,734,901
(1) The United States, included in North America, and Ireland, included in Europe, represent 31% and 16% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

III. For the Year Ended December 31, 2023

	Year Ended December 31, 2023
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Aerospace products revenue	$454,970	$—	$—	$454,970
Lease income	—	179,704	28,232	207,936
Maintenance revenue	—	191,347	—	191,347
Asset sales revenue	—	303,141	—	303,141
Other revenue	—	7,419	6,083	13,502
Total revenues	454,970	681,611	34,315	1,170,896

Expenses
Cost of sales	280,280	221,852	—	502,132
Operating expenses	20,459	37,876	51,828	110,163
General and administrative	—	—	13,700	13,700
Acquisition and transaction expenses	1,722	7,150	6,322	15,194
Management fees and incentive allocation to affiliate	—	—	18,037	18,037
Depreciation and amortization	661	158,354	10,862	169,877
Asset impairment	—	2,121	—	2,121
Total expenses	303,122	427,353	100,749	831,224

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	(1,458)	(148)	—	(1,606)
Interest expense	—	—	(161,639)	(161,639)
Other income (expense)	5,347	1,300	943	7,590
Total other income (expense)	3,889	1,152	(160,696)	(155,655)
Income (loss) from continuing operations before income taxes	155,737	255,410	(227,130)	184,017
Provision for (benefit from) income taxes	(24,440)	(36,193)	833	(59,800)
Net income (loss) from continuing operations	180,177	291,603	(227,963)	243,817
Less: Dividends on preferred shares	—	—	31,795	31,795
Net income (loss) attributable to shareholders from continuing operations	$180,177	$291,603	$(259,758)	$212,022

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Year Ended December 31, 2023
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$875	$822	$—	$1,697
Asia	18,364	101,305	34,315	153,984
Europe	120,439	244,055	—	364,494
North America	301,633	285,421	—	587,054
South America	13,659	50,008	—	63,667
Total revenues (1)	$454,970	$681,611	$34,315	$1,170,896
(1) The United States, included in North America, represents 47% of total revenues based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.
IV. Location of long-lived assets
The following tables sets forth summarized geographic location of property, plant and equipment and leasing equipment, net:

	December 31, 2025	December 31, 2024
Property, plant and equipment and leasing equipment, net
Africa	$17,174	$37,369
Asia	323,542	596,547
Europe	587,359	1,038,176
North America	480,977	592,675
South America	256,820	216,414
Total property, plant and equipment and leasing equipment, net	$1,665,872	$2,481,181
(1) The United States, included in North America, represents 22% of property, plant and equipment and leasing equipment, net as of December 31, 2025. The United States, included in North America, and Italy, included in Europe, represent 17% and 12% of property, plant and equipment and leasing equipment, net as of December 31, 2024, respectively. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.

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
The calculation of basic and diluted EPS is presented below.

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Net income from continuing operations	$501,064	$8,682	$243,817
Net income	501,064	8,682	243,817
Less: Dividends on preferred shares	17,243	32,763	31,795
Less: Loss on redemption of preferred shares	6,327	7,998	—
Net (loss) income attributable to shareholders	$477,494	$(32,079)	$212,022
Weighted Average Ordinary Shares Outstanding - Basic	102,563,486	101,538,835	99,908,214
Weighted Average Ordinary Shares Outstanding - Diluted	103,846,914	101,538,835	100,425,777

Earnings (loss) per share:
Basic	$4.66	$(0.32)	$2.12
Diluted	$4.60	$(0.32)	$2.11
There were no shares excluded from the calculation of Diluted EPS for the years ended December 31, 2025, 2024 and 2023, respectively, because the impact would be anti-dilutive.
Ordinary shares issued to certain directors as compensation were 1,869, 6,148 and 26,287 for the years ended December 31, 2025, 2024 and 2023, respectively.
Ordinary Shares
In May 2024, in connection with the Internalization and termination of the Management Agreement, the Company issued 1,866,949 ordinary shares, par value $0.01 per share, at a price of $80.34 per share, to its Former Manager.
Preferred Shares
In March 2023, in a public offering, the Company issued 2,600,000 shares of 9.50% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares (“Series D Preferred Shares”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds before expenses of $63.0 million.
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
16. RESTRUCTURING CHARGES
In connection with the Internalization and termination of the Management Agreement, the Company agreed to pay a total of $300.0 million to its Former Manager (for itself and on behalf of the Master GP, as applicable). In May 2024, in connection with the Internalization and termination of the Management Agreement, the Company issued 1,866,949 ordinary shares valued at $150.0 million. The remaining balance of $150.0 million was paid in cash on June 17, 2024. The restructuring charge paid in connection with the Internalization and termination of the Management Agreement is reflected in Internalization Fee to Affiliate expense in the Consolidated Statements of Operations for the year ended December 31, 2024. See Note 12 for additional discussion. There were no restructuring charges recorded for the years ended December 31, 2025 and 2023.
17. SUBSEQUENT EVENTS
Dividends
On February 24, 2026, our Board of Directors declared a cash dividend on our ordinary shares and eligible participating securities of $0.40 per share for the quarter ended December 31, 2025, payable on March 23, 2026 to the holders of record on March 13, 2026.
Additionally, on February 24, 2026, our Board of Directors declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively, for the quarter ended December 31, 2025, payable on March 16, 2026 to the holders of record on March 9, 2026.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.
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
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors”, “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports.”
We maintain a Public Company Insider Trading Compliance Policy that applies to members of our Board of Directors, our officers and all other employees, which we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and listing standards. Our Public Company Insider Trading Compliance Policy is incorporated by reference as Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Tables,” “CEO Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2025.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	102,343	$56.37	5,738,844
Equity compensation plans not approved by security holders	—	—	—
Total	102,343		5,738,844
(1) Excludes 5,000 stock options and 1,869 ordinary shares issued to directors as compensation.
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
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Principal Accountant Fees and Services,” to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

4.7	Fourth Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028. (incorporated in Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.8	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.9	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.10	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030. (incorporated in Exhibit 4.10 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.11	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.12	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.13	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031. (incorporated in Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.14	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.15	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.16	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2032. (incorporated in Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).

	Exhibit No.	Description
	4.17	Indenture, dated as of October 9, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.18	Form of global note representing the Company’s 5.875% senior unsecured notes due 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.19	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.875% senior unsecured notes due 2033. (incorporated in Exhibit 4.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
	4.20	Description of Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K, filed on March 3, 2025).
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023 (incorporated in Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
†	10.2	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.3	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.4	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.6	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.7	Third Amended and Restated Credit Agreement, dated as of May 22, 2024, between the Company, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024.
	10.8	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
*	10.9	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.10	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Eun (Angela) Nam (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
*#	10.12
Sixth Amended and Restated Aircraft Sale and Purchase Agreement, dated as of February 10, 2026, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers.

*#	10.13	Amended and Restated Beneficial Interest Sale and Purchase Agreement, dated as of April 30, 2025, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing US (2025) LLC, FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers. (incorporated in Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
†	10.14
FTAI Aviation Ltd. 2025 Omnibus Incentive Plan, effective as of May 29, 2025 (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 16, 2025).

	16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission dated June 24, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2025).

	19.1	FTAI Aviation Ltd. Public Company Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed on March 3, 2025).
	21.1	Subsidiaries of FTAI Aviation Ltd.
	23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
	23.2	Consent of Ernst & Young Ltd., Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1	FTAI Aviation Ltd. Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on February 26, 2024).
	101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	Exhibit No.	Description
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
#	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FTAI AVIATION LTD.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 27, 2026
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	February 27, 2026
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Eun (Angela) Nam	Date:	February 27, 2026
Eun (Angela) Nam
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Shyam Gidumal	Date:	February 27, 2026
Shyam Gidumal
Director

By:	/s/ Paul R. Goodwin	Date:	February 27, 2026
Paul R. Goodwin
Director

By:	/s/ Judith A. Hannaway	Date:	February 27, 2026
Judith A. Hannaway
Director

By:	/s/ A. Andrew Levison	Date:	February 27, 2026
A. Andrew Levison
Director

By:	/s/ Ray M. Robinson	Date:	February 27, 2026
Ray M. Robinson
Director

By:	/s/ Martin Tuchman	Date:	February 27, 2026
Martin Tuchman
Director