Form 10-Q
period 2026-03-31
FTAI Aviation Ltd.
filed 2026-05-01
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,582,972 ordinary shares outstanding at April 29, 2026.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part II, Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, war in the Middle East, and any related responses or actions by businesses and governments;
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
•risks involving our Strategic Capital Initiative;
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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	2	$412,240	$300,476
Accounts receivable, net (1)	2	176,873	209,907
Inventory, net	2	1,364,256	1,193,773
Assets held for sale	2	75,703	—
Other current assets (2)	2	561,202	408,364
Total current assets		2,590,274	2,112,520
Leasing equipment, net	3	1,248,793	1,545,804
Property, plant, and equipment, net	2	122,136	120,068
Investments	4	313,039	314,156
Intangible assets, net	5	12,872	19,929
Goodwill	2	94,221	94,221
Other non-current assets		147,576	167,060
Total assets		$4,528,911	$4,373,758

Liabilities
Current Liabilities
Accounts payable		$203,751	$208,224
Accrued liabilities		136,503	90,009
Current maintenance deposits	2	21,546	25,439
Current security deposits		12,354	14,001
Liabilities held for sale	2	23,420	—
Other current liabilities	2	96,774	62,202
Total current liabilities		494,348	399,875
Long-term debt, net	6	3,451,087	3,448,891
Non-current maintenance deposits	2	21,764	46,237
Non-current security deposits	2	9,003	15,211
Other non-current liabilities		121,033	129,370
Total liabilities		$4,097,235	$4,039,584

Commitments and contingencies	13

Equity
Ordinary shares ($0.01 par value per share; 2,000,000,000 shares authorized; 102,580,660 and 102,573,283 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)		$1,026	$1,026
Preferred shares ($0.01 par value per share; 200,000,000 shares authorized; 6,800,000 and 6,800,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)		68	68
Additional paid in capital		54,911	50,567
Retained earnings		375,671	282,513
Shareholders' equity		431,676	334,174
Total liabilities and equity		$4,528,911	$4,373,758
(1)Includes accounts receivable from the 2025 Partnership of $35,422 and $47,294 as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes receivables from the 2025 Partnership of $18,908 and $20,681 as of March 31, 2026 and December 31, 2025, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2026	2025
Revenues
Aerospace products revenue	2	$522,585	$264,425
MRE Contract revenue	2, 10	221,230	100,638
Lease income	2	39,892	68,440
Maintenance revenue	2	30,599	49,607
Asset sales revenue	2	10,184	18,939
Other revenue (1)		6,207	31
Total revenues	11	830,697	502,080

Expenses
Cost of sales		524,268	248,714
Operating expenses	2	64,987	32,438
General and administrative		2,413	3,116
Acquisition and transaction expenses		16,361	7,292
Depreciation and amortization	3, 5	52,289	59,562
Total expenses		660,318	351,122

Other (expense) income
Interest expense		(61,407)	(62,040)
Equity in losses of unconsolidated entities (2)	4	(2,363)	(7,614)
Gain on sale to the 2025 Partnership		15,168	10,870
Other income		47,582	33,071
Total other expense		(1,020)	(25,713)
Income before income taxes		169,359	125,245
Provision for income taxes	9	31,460	22,859
Net income		137,899	102,386
Less: Dividends on preferred shares		3,709	6,115
Less: Loss on redemption of preferred shares		—	6,327
Net income attributable to shareholders		$134,190	$89,944

Earnings per share:	12
Basic		$1.31	$0.88
Diluted		$1.29	$0.87

Weighted average shares outstanding:
Basic		102,575,500	102,552,436
Diluted		104,255,902	103,159,051
(1)Includes servicing fees of $5,861 and $0 for the three months ended March 31, 2026 and 2025, respectively, from the 2025 Partnership.
(2)Includes the profit elimination of $(10,000) and $(6,950) for the three months ended March 31, 2026 and 2025, respectively, for sales to the 2025 Partnership.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2026
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Total Equity
Equity - December 31, 2025	$1,026	$68	$50,567	$282,513	$334,174
Net income				137,899	137,899
Total comprehensive income				137,899	137,899
Issuance of ordinary shares			140		140
Dividends declared - ordinary shares				(41,032)	(41,032)
Dividends declared - preferred shares				(3,709)	(3,709)
Equity-based compensation			6,347		6,347
Net settlement on vesting of equity awards			(2,143)		(2,143)
Equity - March 31, 2026	$1,026	$68	$54,911	$375,671	$431,676

	Three Months Ended March 31, 2025
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Total Equity
Equity - December 31, 2024	$1,026	$117	$153,328	$(73,103)	$81,368
Net income				102,386	102,386
Total comprehensive income				102,386	102,386
Redemption of preferred shares		(49)	(117,791)		(117,840)
Loss on redemption of preferred shares			(6,327)		(6,327)
Issuance of ordinary shares			739		739
Dividends declared - ordinary shares			(30,767)		(30,767)
Dividends declared - preferred shares			(6,115)		(6,115)
Equity-based compensation			4,889		4,889
Equity - March 31, 2025	$1,026	$68	$(2,044)	$29,283	$28,333

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$137,899	$102,386
Adjustments to reconcile net income to net cash used in operating activities:
Equity in losses of unconsolidated entities (1)	2,363	7,614
Gain on sale of assets	(92,533)	(8,549)
Gain on sale of assets to the 2025 Partnership	(15,168)	(10,870)
Gain on insurance recoveries	(44,595)	(30,125)
Security deposits and maintenance claims included in earnings	(1,783)	(3,559)
Equity-based compensation	6,347	4,889
Depreciation and amortization	52,289	59,562
Deferred income taxes	12,208	20,683
Change in fair value of guarantees	411	316
Amortization of lease intangibles and incentives	7,224	8,825
Amortization of deferred financing costs	3,054	2,830
Other	1,649	210
Change in:
Accounts receivable	28,787	(73,088)
Inventory	(186,896)	(127,211)
Other assets	(121,135)	(41,410)
Accounts payable and accrued liabilities	26,267	65,251
Management fees payable to affiliate	—	(260)
Other liabilities	23,536	(3,460)
Net cash used in operating activities	(160,076)	(25,966)

Cash flows from investing activities:
Investment in unconsolidated entities	(1,246)	(19,967)
Principal collections on notes receivable	1,565	989
Acquisition of leasing equipment	(87,793)	(267,417)
Investments in financing receivables	—	(2,764)
Investment in promissory notes	(801)	—
Acquisition of property, plant and equipment	(6,641)	(4,156)
Acquisition of lease intangibles	—	1,282
Deposits for acquisition of leasing equipment (2)	(37,121)	(46,344)
Proceeds from sale of assets	292,281	174,054
Proceeds from sale of assets to the 2025 Partnership	117,345	58,892
Proceeds from settlement of insurance claims	27,040	30,125
Proceeds from deposits on sale of leasing equipment	6,959	3,376
Return of deposits for acquisition of leasing equipment (2)	5,430	44,303
Net cash provided by (used in) investing activities	$317,018	$(27,627)

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from debt	$125,000	$290,000
Repayment of debt	(125,000)	(90,000)
Payment of deferred financing costs	—	(39)
Receipt of security deposits under operating lease agreements	100	1,233
Return of security deposits under operating lease agreements	(558)	(300)
Receipt of maintenance deposits under operating lease agreements	7,487	15,011
Release of maintenance deposits under operating lease agreements	(5,323)	(4,246)
Settlement of equity-based compensation	(2,143)	—
Redemption of preferred shares	—	(124,167)
Cash dividends - ordinary shares	(41,032)	(30,767)
Cash dividends - preferred shares	(3,709)	(6,115)
Net cash (used in) provided by financing activities	$(45,178)	$50,610

Net increase in cash and cash equivalents and restricted cash	111,764	(2,983)
Cash and cash equivalents and restricted cash, beginning of period	300,626	115,266
Cash and cash equivalents and restricted cash, end of period	$412,390	$112,283

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$59,317	$34,602
Acquisition of leasing equipment in accrued liabilities	(15,895)	(8,341)
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	—	(17,027)
Accounts receivable settled with maintenance deposits	(1,484)	(5,787)
(1)Includes the profit elimination of $(10,000) and $(6,950) for the three months ended March 31, 2026 and 2025, respectively, for sales to the 2025 Partnership within the Aerospace Products segment.
(2)Includes deposits for acquisition of leasing equipment paid on behalf of the 2025 Partnership of $0 and $25,400 for the three months ended March 31, 2026 and 2025, respectively, and return of deposits for the acquisition of leasing equipment reimbursed from the 2025 Partnership of $0 and $42,813 for the three months ended March 31, 2026 and 2025, respectively.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the FTAI Aviation Ltd. (“FTAI”, “FTAI Aviation” or “the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”).
FTAI Aviation is a Cayman Islands exempted company, which through its subsidiaries, is a leading independent engine maintenance platform focused on the CFM56-5B, CFM56-7B and V2500 aircraft engines which power the 737NG and A320ceo aircraft. The Company repairs and rebuilds engines and aftermarket components of engines as well as develops and manufactures Parts Manufacturer Approval (“PMA”) parts through a joint venture. Additionally, the Company owns and manages leased aircraft and engines to airlines and asset owners globally. On December 30, 2025, the Company announced the launch of FTAI Power, a platform focused on converting CFM56 aircraft engines to aeroderivative power turbines. The Company has two reportable segments, (i) Aerospace Products and (ii) Aviation Leasing (see Note 11).
The Company conducts engine maintenance at its 100% owned facilities in Montréal, Miami, Lisbon, and Orange, as well as through its 50% equity ownership in QuickTurn Europe, located in Rome, and 50% equity ownership in Prime Engine Accessories, located in Bristol. Collectively, these facilities span over one million square feet and are equipped with advanced tooling, engine test cells, and engineering capabilities to support a wide range of component repairs and service requirements. In addition, the Company also supports global operations through exclusive arrangements and strategic partnerships at key locations worldwide. The Company’s principal corporate location is in New York City, and has a global presence through offices in Cardiff, Dubai, Dublin and Singapore, in addition to Montréal, Miami, Orange, Lisbon, Rome and Bristol.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Revenues—Revenues are within the scope of ASC 606, Revenue from contracts with customers and ASC 842, Leases, unless otherwise noted. The Company has elected to exclude sales tax and other similar taxes from revenues.
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
Maintenance, Repair and Exchange (“MRE”) Contract revenue—MRE Contract revenue consists of the transaction price related to the sale of CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to, and subsequent exchange of unserviceable engines and modules from, the special purpose entities (the “SPVs”) of the first partnership of the Strategic Capital Initiative (the “2025 Partnership”). The net cash purchase price received by the Company is contractual and customary market-based compensation for fulfilling such performance obligations. MRE Contract revenue is recognized under ASC 606 at the point in time when a performance obligation is satisfied by transferring control of the serviceable engine or module to the 2025 Partnership, along with corresponding costs of sales. Refer to Note 10 “Affiliate Transactions and Former Management Agreement” for additional information on the 2025 Partnership and the Strategic Capital Initiative.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other (Expense) Income
Gain on Sale to the 2025 Partnership—The 2025 Partnership acquires on-lease narrowbody aircraft from the Company (the “Seed Assets”) and receives replacement aircraft engines and modules through the Company’s MRE business. During the three months ended March 31, 2026 and 2025, 9 and 4 aircraft were sold to the 2025 Partnership for a gain of $15.2 million and $10.9 million, respectively. The aircraft sales were accounted for under ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, as they were non-recurring in nature and not considered part of the Company’s ordinary activities. Refer to Note 10 “Affiliate Transactions and Former Management Agreement” for additional information on the 2025 Partnership and the Strategic Capital Initiative.
Other Income—During the three months ended March 31, 2026 and 2025, the Company recognized $44.6 million and $30.1 million, respectively, in insurance recoveries in connection with the settlement of claims related to the aircraft and engines located in Russia and recorded the gain within other income.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers and lessees. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company earned 28%, 17%, and 10% of its revenue from three customers in the Aerospace Products segment during the three months ended March 31, 2026. The Company earned 19% of its revenue from one customer in the Aerospace products segment during the three months ended March 31, 2025.
As of March 31, 2026, there was one customer in the Aerospace Products segment that represented 21% of total accounts receivable, net. As of December 31, 2025, there was one customer in the Aerospace Products segment that represented 23% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—The Company determines the allowance for doubtful accounts based on its assessment of the collectability of its leasing receivables, notes receivables and inventory sales. In assessing the allowance, the Company considers past collection history and specific risks identified among uncollected accounts. The assessment of collectability of its leasing receivables, notes receivables and inventory sales is done quarterly, on a customer-by-customer basis. The allowance for doubtful accounts was $28.4 million and $28.4 million as of March 31, 2026 and December 31, 2025, respectively. There was a provision for credit losses of $0.0 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The provision for credit losses is included in the Company's operating expenses. Receivables are written off after all reasonable means to collect the full amount have been exhausted.
Other Current Assets—Other current assets are summarized as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Notes receivable	$259,652	$216,298
Prepaid expenses including prepayments for maintenance that has not yet been incurred	187,240	79,806
Financing receivable resulting from failed sale-leaseback transactions	32,815	37,740
Other	81,495	74,520
Other current assets	$561,202	$408,364

Other Current Liabilities—Other current liabilities are summarized as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Customer deposits and advanced payments	47,871	$33,755
Tax liabilities	34,224	15,264
Other	14,679	13,183
Other current liabilities	$96,774	$62,202
Assets Held for Sale—The Company classifies assets as held for sale when the Company commits to a plan to sell and it is probable that the sale will be completed within one year. These assets are recorded at the lower of their carrying value or fair market value, less costs to sell, starting from the period in which they meet the criteria for this classification.
The Company expects to sell the remaining five Seed Assets to the 2025 Partnership and has classified them as held for sale. Upon reclassification, depreciation of the long-lived assets within the disposal group ceased, and the related assets and liabilities were transferred to assets held for sale and liabilities held for sale, respectively. The sales are expected to be completed in the

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
second quarter of 2026. Refer to Note 10 “Affiliate Transactions and Former Management Agreement” for additional information on the 2025 Partnership.
The assets and liabilities include the aircraft previously classified as leasing equipment, as well as related intangible assets and liabilities, and maintenance and security deposit liabilities. The sale of the Seed Assets is treated as a single transaction and one disposal group under ASC 360, Property, plant and equipment, with the aggregate purchase price for Seed Assets, less costs to sell, exceeding the disposal group’s net book value.
Assets and liabilities held for sale are summarized as follows:

March 31, 2026 (unaudited)
Leasing equipment, net	$75,683
Other non-current assets	20
Assets held for sale	$75,703

Current maintenance deposits	$5,349
Non-current maintenance deposits	10,479
Non-current security deposits	1,364
Other non-current liabilities	6,228
Liabilities held for sale	$23,420
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three months ended March 31, 2026, the Board of Directors declared cash dividends of $0.45 per ordinary share. For the three months ended March 31, 2025, the Board of Directors declared cash dividends of $0.30 per ordinary share.
Additionally, in the three months ended March 31, 2026, the Board of Directors declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The cash and noncash related activities described above during the three months ended March 31, 2026 and 2025 are detailed below (unaudited):

	Three Months Ended March 31,
(in thousands)	2026	2025

Cost of modules and parts sold sourced from engines originally within leasing equipment	$1,686	$10,130
Transfers of engines from leasing equipment to inventory for manufacturing and sale	89,629	67,815
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(102,932)	(85,928)
Total outflows related to manufacturing modules and parts - included in net cash used in operating activities	(215,888)	(159,607)
Cash received for assets sold sourced from leasing equipment - inflow included in net cash used in operating activities	11,217	21,182
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in net cash provided by investing activities	280,667	145,450
Cash paid for engine and aircraft inventory - outflow included in net cash used in operating activities	(156,339)	(15,835)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements— In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient in developing reasonable and supportable forecasts as apart of estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance in the first quarter of 2026. However, the Company does not expect to elect the practical expedient or make the accounting policy election provided by the ASU and, accordingly, does not expect the amendments to have an impact on its consolidated financial statements.
Accounting Pronouncements Not Yet Adopted—There have been no other changes to the discussion of recently issued accounting standards included in our Annual Report on Form 10‑K for the year ended December 31, 2025. Specifically, the Company continues to monitor the future adoption of ASU 2024‑03, Income Statement—Reporting Comprehensive Income (Topic 220): Improvements to Reportable Segment Expense Disclosures, which has a future effective date. The Company is currently evaluating the impact this standard may have on its consolidated financial statements and related disclosures.
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Leasing equipment	$1,638,528	$2,057,624
Less: Accumulated depreciation	(389,735)	(511,820)
Leasing equipment, net	$1,248,793	$1,545,804
The Company identified certain assets in its leasing equipment portfolio with indicators of impairment. During the three months ended March 31, 2026 and 2025, the Company did not record any transactional impairment charges.
Depreciation expense for leasing equipment is summarized as follows (unaudited):

	Three Months Ended March 31,
	2026	2025
Depreciation expense for leasing equipment	$47,310	$55,886

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2026 (unaudited)	December 31, 2025
Advanced Engine Repair JV	Equity method	25%	$22,368	$22,429
2025 Partnership	Equity method	19%	279,417	281,740
QuickTurn Europe	Equity method	50%	10,008	9,987
Other	Various	Various	1,246	—
			$313,039	$314,156
The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2026 and 2025.
The following table presents the Company’s proportionate share of equity in (losses) earnings (unaudited):

	Three Months Ended March 31,
	2026	2025
Advanced Engine Repair JV	$(61)	$113
2025 Partnership (1)	(2,323)	(7,727)
QuickTurn Europe	21	—
Total	$(2,363)	$(7,614)
(1)Includes the profit elimination of $(10,000) and $(6,950) for the three months ended March 31, 2026 and 2025, respectively, for sales to the 2025 Partnership.
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
2025 Partnership
As of December 31, 2025, the Company invested $291.5 million in the 2025 Partnership. During the three months ended March 31, 2026, the Company made no investments in the 2025 Partnership. The 2025 Partnership is an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which the Company is the Servicer and holds a 19% limited partner ownership. The Company exercises significant influence over this investment and accounts for it using the equity method. As the Servicer, the Company is responsible for lessee invoicing and collections, airline relationship management, contracts management including lease extension and aircraft deliveries and redeliveries. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement and the elimination of profit on sales of engine and modules to the 2025 Partnership under ASC 606. The profit from the MRE Contract revenue is eliminated through equity method earnings and will be recognized over time as the 2025 Partnership generates income from leasing and sales activities.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Intangible assets
Acquired favorable lease intangibles	$4,322	$17,245
Less: Accumulated amortization	(2,689)	(8,935)
Acquired favorable lease intangibles, net	1,633	8,310
Acquired customer relationships	12,607	12,607
Less: Accumulated amortization	(1,368)	(988)
Acquired customer relationships, net	11,239	11,619
Total intangible assets, net	$12,872	$19,929

Intangible liabilities
Acquired unfavorable lease intangibles	$5,970	$7,688
Less: Accumulated amortization	(2,106)	(2,132)
Acquired unfavorable lease intangibles, net	$3,864	$5,556
The weighted average amortization period of intangible assets acquired during the three months ended March 31, 2026 is as follows:

Weighted Average Amortization Period
Lease intangibles	2.6 years
Customer relationships	10.4 years
Total intangible assets	7.9 years
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows (unaudited):

	Classification in Consolidated Statements of Operations	Three Months Ended March 31,
		2026	2025
Lease intangibles	Lease income	$337	$3,206
Customer relationships	Depreciation and amortization	378	95
Total		$715	3,301
As of March 31, 2026, estimated net annual amortization of intangibles is as follows (unaudited):

Remainder of 2026	$561
2027	356
2028	989
2029	1,161
2030	1,097
Thereafter	4,844
Total	$9,008

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. DEBT, NET
The Company’s debt, net is summarized as follows:

	March 31, 2026 (unaudited)			December 31, 2025
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 1.75%; or (ii) Adjusted Term SOFR Rate + 2.75%	5/22/27	$—
Total loans payable	—			—
Bonds payable
Senior Notes due 2028 (2)	1,000,895	5.50%	5/1/28	1,000,995
Senior Notes due 2030 (3)	497,575	7.88%	12/1/30	497,470
Senior Notes due 2031	700,000	7.00%	5/1/31	700,000
Senior Notes due 2032	800,000	7.00%	6/15/32	800,000
Senior Notes due 2033 (4)	497,844	5.88%	4/15/33	497,784
Total bonds payable	3,496,314			3,496,249
Debt	3,496,314			3,496,249
Less: Debt issuance costs	(45,227)			(47,358)
Total debt, net	$3,451,087			$3,448,891

Total debt due within one year	$—			$—
(1)Requires a quarterly commitment fee at a rate of 0.50% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2)Includes an unamortized premium of $895 and $995 at March 31, 2026 and December 31, 2025, respectively.
(3)Includes an unamortized discount of $2,425 and $2,530 at March 31, 2026 and December 31, 2025, respectively.
(4)Includes an unamortized discount of $2,156 and $2,216 at March 31, 2026 and December 31, 2025, respectively.
We were in compliance with all debt covenants as of March 31, 2026.
7. FAIR VALUE MEASUREMENTS
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
The fair values of the Company’s bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	March 31, 2026 (unaudited)	December 31, 2025
Senior Notes due 2028	$1,000,520	$1,001,880
Senior Notes due 2030	522,765	531,735
Senior Notes due 2031	717,752	737,618
Senior Notes due 2032	823,184	842,240
Senior Notes due 2033	491,755	508,525
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $12.4 million and $12.0 million as of March 31, 2026 and December 31, 2025, respectively, and are reflected as a component of other non-current liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three months ended March 31, 2026 and 2025, the Company recorded a $0.4 million and $0.3 million increase, respectively, related to the change in fair value, which is recorded in Asset sales revenue. During the three months ended March 31, 2026 and 2025, there were no significant transfers into or out of Level 3.
Given variability in the condition of the engines at the end of the lease terms, which range from 2 to 7 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at March 31, 2026 was $43.0 million, which is not reasonably expected.
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
8. EQUITY-BASED COMPENSATION
The Company has a FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors.
As of March 31, 2026, the Incentive Plan provides for the issuance of up to 5.7 million shares. Equity-based compensation expense is reported within cost of sales and operating expenses.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Equity-based compensation for each type of award was as follows (unaudited):

	Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025
Stock Options	$127	$127	$1,143	7.4 years
Performance shares	3,810	3,262	43,924	2.6 years
Restricted Shares	2,410	1,500	24,786	1.5 years
Total	$6,347	$4,889	$69,853
Options
During the three months ended March 31, 2026 and 2025, the Company did not issue any options to employees.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Performance Shares
During the three months ended March 31, 2026, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $11.0 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
During the three months ended March 31, 2025, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $4.4 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
Restricted Shares
During the three months ended March 31, 2026, the Company issued restricted shares to select officers and employees of the Company with a grant date fair value of $13.2 million, vesting over 3 years.
During the three months ended March 31, 2025, the Company issued restricted shares to select officers and employees of the Company with a grant date fair value of $5.5 million, vesting over 3 years.
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
9. INCOME TAXES
The current and deferred components of the provision for income taxes are as follows (unaudited):

	Three Months Ended March 31,
	2026	2025
Current:
Ireland	$16,791	$1,489
Cayman Islands	—	—
Bermuda	1,713	—
United States:
Federal	—	244
State and local	714	390
Other Non-Ireland including Pillar Two top-up tax	34	53
Total current provision	19,252	2,176
Deferred:
Ireland	7,279	13,700
Cayman Islands	—	—
Bermuda	5,138	4,441
United States:
Federal	2,965	1,226
State and local	238	378
Other Non-Ireland	(3,412)	938
Total deferred provision	12,208	20,683

Total provision for income taxes	$31,460	$22,859
The Company is incorporated in the Cayman Islands where income taxes are not imposed. Taxable income or loss generated by the Company’s corporate subsidiaries is subject to Irish, U.S. federal, state and foreign corporate income tax in locations where they conduct business.
The Company’s effective tax rate differs from the Irish statutory rate of 12.5% primarily due to the impact of Pillar II and the portion of its income that is subject to taxation in jurisdictions other than Ireland.
As of and for the three months ended March 31, 2026, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2022. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. AFFILIATE TRANSACTIONS AND FORMER MANAGEMENT AGREEMENT
Strategic Capital Initiative – 2025 Partnership
On February 10, 2026, the Company amended and restated the Aircraft Sale and Purchase agreement, originally entered into as of December 30, 2024, pursuant to which the SPVs of the 2025 Partnership will acquire 14 on-lease 737NG and A320ceo aircraft in addition to the originally committed 45 on-lease 737NG and A320ceo aircraft. In aggregate, the net purchase price for the 60 on-lease 737NG and A320ceo aircraft is approximately $700.0 million, subject to certain customary closing conditions. The purchase price of the seed assets are contractual and the Company receives customary, market-based compensation for the sale of the seed assets to the 2025 Partnership.
As of March 31, 2026, the Company sold 55 of the 60 committed aircraft to the 2025 Partnership.
During the three months ended March 31, 2026 and 2025, on behalf of the 2025 Partnership, the Company paid refundable deposits of $0.0 million and $25.4 million to unrelated, third-parties on future purchases of aircraft, respectively. During the three months ended March 31, 2026 and 2025, the 2025 Partnership reimbursed the Company $0.0 million and $42.8 million, in refundable deposits, respectively.
During the three months ended March 31, 2026 and 2025, the Company recorded $221.2 million and $100.6 million of MRE Contract revenue, respectively, for the sale and purchase of such engines to and from the 2025 Partnership. Refer to Note 2 “Summary of Significant Accounting Policies” for additional information on MRE Contract revenue.
The Company provides aircraft management services to the 2025 Partnership, and receives customary, market-based compensation for providing such services, which is included in Other revenue on the Company’s Consolidated Statement of Operations.
Former Management Agreement
On May 28, 2024, the Company entered into definitive agreements with FIG LLC (the “Former manager”) and Master GP to internalize the Company’s management function (the “Internalization”). As part of the termination of the Management Agreement, the Company (i) paid the Former Manager (for itself and on behalf of the Master GP, as applicable) the Cash Consideration, the compensation accrued and payable, but not yet paid, under the Management Agreement and the expenses that were reimbursable, but not yet reimbursed, under the Management Agreement; (ii) issued to the Former Manager (for itself and on behalf of the Master GP, as applicable) the Share Consideration; and (iii) purchased from Master GP all of its partnership interests in FTAI Aviation Holdco Ltd., a subsidiary of the Company, in exchange for $30 thousand. Following the Internalization, the Company no longer pays management fees or incentive distributions to the Former Manager and Master GP.
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
The following table summarizes the Company’s reimbursements to the Former Manager (unaudited):

	Three Months Ended March 31,
	2026	2025
Classification in the Consolidated Statements of Operations:
General and administrative	$—	$196
Acquisition and transaction expenses	—	104
Total	$—	$300

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
11. SEGMENT INFORMATION
The key factors used to identify the reportable segments are the organization and alignment of the Company’s internal operations and the nature of its products and services. The Company’s two reportable segments are (i) Aerospace Products and (ii) Aviation Leasing. The Aerospace Products segment, through the Company’s maintenance facilities and joint ventures, among other investments, develops and manufactures, repairs/refurbishes and sells aircraft engines and aftermarket components for the CFM56-7B, CFM56-5B and V2500 commercial aircraft engines. The Aviation Leasing segment owns and manages aviation assets, including aircraft and aircraft engines, which it leases to lessees directly and through the Company’s equity method investment formed as part of the Company’s Strategic Capital Initiative.
Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, internalization fee and management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective May 28, 2024. Additionally, Corporate and Other also includes results from an offshore energy business, which consists of equipment that support offshore oil and gas activities and production, and expenses relating to FTAI Power.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies; however, financial information presented by segment includes the impact of intercompany eliminations. The Company’s Chief Executive Officer is its Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that the CODM reviews the operating results in assessing performance and allocating resources. The CODM evaluates performance for each reportable segment based on net income (loss) attributable to shareholders and is used to monitor budget vs. actual results.
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
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment (unaudited):

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
I. For the Three Months Ended March 31, 2026

	Three Months Ended March 31, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$522,585	$—	$—	$—	$522,585
MRE Contract revenue	221,230	—	—	—	221,230
Lease income	—	39,892	—	—	39,892
Maintenance revenue	—	30,599	—	—	30,599
Asset sales revenue	—	10,184	—	—	10,184
Other revenue (1)	—	6,207	—	—	6,207
Total revenues	743,815	86,882	—	—	830,697

Expenses
Cost of sales	511,012	13,256	—	—	524,268
Operating expenses	10,839	10,275	43,873	—	64,987
General and administrative	—	—	2,413	—	2,413
Acquisition and transaction expenses	(15)	4,186	12,190	—	16,361
Depreciation and amortization	4,678	46,485	1,126	—	52,289
Total expenses	526,514	74,202	59,602	—	660,318

Other income (expense)
Interest expense	—	—	(61,407)	—	(61,407)
Equity in (losses) earnings of unconsolidated entities (2)	(40)	7,677	—	(10,000)	(2,363)
Gain on sale to the 2025 Partnership	—	15,168	—	—	15,168
Other income	171	47,239	172	—	47,582
Total other income (expense)	131	70,084	(61,235)	(10,000)	(1,020)
Income (loss) before income taxes	217,432	82,764	(120,837)	(10,000)	169,359
Provision for (benefit from) income taxes	33,697	18,326	(20,563)	—	31,460
Net income (loss)	183,735	64,438	(100,274)	(10,000)	137,899
Less: Dividends on preferred shares	—	—	3,709	—	3,709
Net income (loss) attributable to shareholders	$183,735	$64,438	$(103,983)	$(10,000)	$134,190
(1)Includes servicing fees of $5,861 for the three months ended March 31, 2026 from the 2025 Partnership.
(2)Includes the profit elimination of $(10,000) for the three months ended March 31, 2026 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended March 31, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$—	$2,542	$—	$2,542
Asia	27,852	19,662	—	47,514
Europe	218,029	30,281	—	248,310
North America	482,997	27,673	—	510,670
South America	14,937	6,724	—	21,661
Total revenues (1)	$743,815	$86,882	$—	$830,697
(1)The United States, included in North America, Bermuda, included in North America, and Ireland, included in Europe, represent 31%, 24%, and 21% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of March 31, 2026:

March 31, 2026
Remainder of 2026	$86,638
2027	94,043
2028	75,910
2029	51,088
2030	38,972
Thereafter	49,452
Total	$396,103

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Three Months Ended March 31, 2025

	Three Months Ended March 31, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$264,425	$—	$—	$—	$264,425
MRE contract revenue	100,638	—	—	—	100,638
Lease income	—	68,440	—	—	68,440
Maintenance revenue	—	49,607	—	—	49,607
Asset sales revenue	—	18,939	—	—	18,939
Other revenue	—	27	4	—	31
Total revenues	365,063	137,013	4	—	502,080

Expenses
Cost of sales	228,755	19,959	—	—	248,714
Operating expenses	5,687	7,426	19,325	—	32,438
General and administrative	—	—	3,116	—	3,116
Acquisition and transaction expenses	1,132	2,905	3,255	—	7,292
Depreciation and amortization	3,584	55,061	917	—	59,562
Total expenses	239,158	85,351	26,613	—	351,122

Other expense
Interest expense	—	—	(62,040)	—	(62,040)
Equity in earnings (losses) of unconsolidated entities (1)	113	(777)	—	(6,950)	(7,614)
Gain on sale to the 2025 Partnership	—	10,870	—	—	10,870
Other income	—	32,619	452	—	33,071
Total other expense	113	42,712	(61,588)	(6,950)	(25,713)
Income (loss) before income taxes	126,018	94,374	(88,197)	(6,950)	125,245
Provision for (benefit from) income taxes	19,375	17,348	(13,864)	—	22,859
Net income (loss)	106,643	77,026	(74,333)	(6,950)	102,386
Less: Dividends on preferred shares	—	—	6,115	—	6,115
Less: Loss on redemption of preferred shares	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$106,643	$77,026	$(86,775)	$(6,950)	$89,944
(1)Includes the profit elimination of $(6,950) for the three months ended March 31, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended March 31, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$9,482	$2,199	$—	$11,681
Asia	42,959	32,141	4	75,104
Europe	96,872	74,044	—	170,916
North America	207,432	18,263	—	225,695
South America	8,318	10,366	—	18,684
Total revenues (1)	$365,063	$137,013	$4	$502,080
(1)The United States, included in North America, and Ireland, included in Europe, and Bermuda, included in North America, represent 26%, 19% and 11% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.
III. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	March 31, 2026 (unaudited)	December 31, 2025
Property, plant and equipment and leasing equipment, net
Africa	$16,067	$17,174
Asia	264,808	323,542
Europe	436,767	587,359
North America	414,617	480,977
South America	238,670	256,820
Total property, plant and equipment and leasing equipment, net (1)	$1,370,929	$1,665,872
(1)The United States, included in North America, and Chile, included in South America, represents 23% and 12% of property, plant and equipment and leasing equipment, net, respectively, as of March 31, 2026. The United States, included in North America, represented 22% of property, plant and equipment and leasing equipment, net as of December 31, 2025, respectively. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.

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
The calculation of basic and diluted EPS is presented below (unaudited):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Net income	$137,899	$102,386
Less: Dividends on preferred shares	3,709	6,115
Less: Loss on redemption of preferred shares	—	6,327
Net income attributable to shareholders	$134,190	$89,944
Weighted Average Ordinary Shares Outstanding - Basic	102,575,500	102,552,436
Weighted Average Ordinary Shares Outstanding - Diluted	104,255,902	103,159,051

Earnings per share:
Basic	$1.31	$0.88
Diluted	$1.29	$0.87
For the three months ended March 31, 2026, 52,791 shares were excluded from the calculation of Diluted EPS. For the three months ended 2025, no shares were excluded from the calculation of Diluted EPS.
During the three months ended March 31, 2026, the Company issued 586 ordinary shares to certain directors as compensation.
Preferred Shares
In February 2025, the Company redeemed in full the outstanding 4,940,000 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares at a redemption price equal to $25.00 per share in cash, plus $2.4 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of February 16, 2025.
13. COMMITMENTS AND CONTINGENCIES
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
14. SUBSEQUENT EVENTS
Dividends
On April 28, 2026, the Company’s Board of Directors declared a cash dividend on its ordinary shares and eligible participating securities of 0.45 per share for the three months ended March 31, 2026, payable on May 26, 2026 to the holders of record on May 13, 2026.
Additionally, on April 28, 2026, the Company’s Board of Directors also declared cash dividends on the Series C Preferred Shares and Series D Preferred Shares of $0.52 and $0.59 per share, respectively, payable on June 15, 2026 to the holders of record on June 1, 2026.
On April 24, 2026, the Company amended and restated its Revolving Credit Facility by executing a Fourth Amended and Restated Credit Agreement (the “Revolver Amendment”). The Revolver Amendment provides for revolving loans to be made available to the Company in an aggregate principal amount of up to $2.025 billion, of which up to $50.0 million may be utilized for the issuance of letters of credit.

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
Overview
We are a leading independent engine maintenance platform focused on the CFM56-5B, CFM56-7B and V2500 aircraft engines which power the 737NG and A320ceo aircraft. We repair and rebuild engines in our maintenance facilities and with our joint venture partners, and sell or lease the engines to airlines and asset owners around the world. Our primary business model is to sell engines via exchange through our proprietary Maintenance, Repair and Exchange (“MRE”) model which is reported under our Aerospace Products segment.
We also own and manage a portfolio of on- and off-lease aircraft and engines through our Aviation Leasing segment. While historically these investment activities have been primarily held on balance sheet, at the end of 2024, we launched our Strategic Capital Initiative, which consists of an asset management business that manages third-party capital to invest in on-lease aircraft. We expect our primary investment activities to be through our Strategic Capital Initiative going forward.
As of March 31, 2026, we had total consolidated assets of $4.5 billion and total equity of $431.7 million.
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

Corporate and Other primarily consists of debt, unallocated corporate general and administrative expenses, internalization fee and management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective May 28, 2024. Additionally, Corporate and Other also includes offshore energy related assets, which consist of equipment that support offshore oil and gas activities and production, and expenses relating to FTAI Power.

Adjusted EBITDA (Non-GAAP)
Besides net income (loss), the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, utilizes Adjusted EBITDA as a key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance and make resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
Adjusted EBITDA is defined as net income (loss) attributable to shareholders from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and preferred shares and capital lease obligations, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense and dividends on preferred shares, internalization fee to affiliate, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities, if any.

Results of Operations
Comparison of the three months ended months ended March 31, 2026 and 2025
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Aerospace products revenue	$522,585	$264,425	$258,160
MRE Contract revenue	221,230	100,638	120,592
Lease income	39,892	68,440	(28,548)
Maintenance revenue	30,599	49,607	(19,008)
Asset sales revenue	10,184	18,939	(8,755)
Other revenue (1)	6,207	31	6,176
Total revenues	830,697	502,080	328,617

Expenses
Cost of sales	524,268	248,714	275,554
Operating expenses	64,987	32,438	32,549
General and administrative	2,413	3,116	(703)
Acquisition and transaction expenses	16,361	7,292	9,069
Depreciation and amortization	52,289	59,562	(7,273)
Total expenses	660,318	351,122	309,196

Other (expense) income
Interest expense	(61,407)	(62,040)	633
Equity in losses of unconsolidated entities (2)	(2,363)	(7,614)	5,251
Gain on sale to the 2025 Partnership	15,168	10,870	4,298
Other income	47,582	33,071	14,511
Total other expense	(1,020)	(25,713)	24,693
Income before income taxes	169,359	125,245	44,114
Provision for income taxes	31,460	22,859	8,601
Net income	137,899	102,386	35,513
Less: Dividends on preferred shares	3,709	6,115	(2,406)
Less: Loss on redemption of preferred shares	—	6,327	(6,327)
Net income attributable to shareholders	$134,190	$89,944	$44,246
(1)Includes servicing fees of $5,861 and $0 for the three months ended March 31, 2026 and 2025, respectively, from the 2025 Partnership.
(2)Includes the profit elimination of $(10,000) and $(6,950) for the three months ended March 31, 2026 and 2025, respectively, for sales to the 2025 Partnership.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net income attributable to shareholders	$134,190	$89,944	$44,246
Add: Provision for income taxes	31,460	22,859	8,601
Add: Equity-based compensation expense	6,347	4,889	1,458
Add: Acquisition and transaction expenses	16,361	7,292	9,069
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	6,327	(6,327)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	59,513	68,387	(8,874)
Add: Interest expense and dividends on preferred shares	65,116	68,155	(3,039)
Add: Internalization fee to affiliate	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	20,227	41	20,186
Less: Equity in (earnings) losses of unconsolidated entities (3)	(7,637)	664	(8,301)
Adjusted EBITDA (non-GAAP)	$325,577	$268,558	$57,019
(1)Includes the following items for the three months ended March 31, 2026 and 2025: (i) depreciation and amortization expense of $52,289 and $59,562, (ii) lease intangible amortization of $337 and $3,206 and (iii) amortization for lease incentives of $6,887 and $5,619, respectively.
(2)Includes the following items for the three months ended March 31, 2026 and 2025: (i) net income of $7,637 and net loss of $664, (ii) interest expense of $3,496 and $0, (iii) depreciation and amortization expense of $9,067 and $158, (iv) acquisition and transaction expenses of $0 and $547, and (v) tax expense of $27 and $0, respectively.
(3)Excludes the profit elimination of $10,000 and $6,950 for the three months ended March 31, 2026 and 2025, respectively, for sales to the 2025 Partnership.
Revenues
Comparison of the three months ended March 31, 2026 and 2025
Total revenues increased by $328.6 million, driven by the following:
•Aerospace products revenue increased by $258.2 million, primarily due to a $246.8 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue increased by $120.6 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
•Lease income decreased by $28.5 million, primarily due to decreases in aircraft lease revenue of $24.9 million, driven by the sale of Seed Assets to the 2025 Partnership.
•Maintenance revenue decreased by $19.0 million, due to decreases in aircraft maintenance revenue of $8.1 million and engine maintenance revenue of $10.9 million, both driven by a decrease in revenue generating assets on lease.
Expenses
Comparison of the three months ended March 31, 2026 and 2025
Total expenses increased by $309.2 million, driven by the following:
•Cost of sales increased by $275.6 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $32.5 million, primarily due to increases in compensation and benefits expense and shipping and logistics expense across our operating segments, as well as increased technology development costs and general operating expense resulting from acquisitions in the second half of 2025.
Other (expense) income
Comparison of the three months ended March 31, 2026 and 2025
Total other expense decreased by $24.7 million driven by the following:
•Other income increased $14.5 million, driven by an increase in insurance proceeds in the current period.

•Equity in losses of unconsolidated entities increased by $5.3 million, driven by net income realized by the 2025 Partnership.
•Gain on sale to the 2025 Partnership increased by $4.3 million, resulting from the sale of 9 aircraft to the 2025 Partnership within the Aviation Leasing Segment.
Provision for income taxes
The provision for income taxes increased $8.6 million for the three months ended March 31, 2026, as compared to the prior period, primarily driven by higher income generated in the Aerospace Products segment within taxable jurisdictions.
Net income
Net income increased by $35.5 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $57.0 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the changes noted above.

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
Additionally, we maintain a (i) 25% equity interest in the Advanced Engine Repair joint venture, which focuses on developing innovative cost-saving programs for engine repairs, (ii) 50% equity interest in QuickTurn Europe, which operates as a dedicated maintenance, repair, and overhaul facility for CFM56 engines, and (iii) 50% equity interest in Prime Engine Accessories LLC, which focuses on developing in-house CFM56 accessory maintenance repairs.
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Aerospace products revenue	$522,585	$264,425	$258,160
MRE Contract revenue	221,230	100,638	120,592
Total revenues	743,815	365,063	378,752

Expenses
Cost of sales	511,012	228,755	282,257
Operating expenses	10,839	5,687	5,152
Acquisition and transaction expenses	(15)	1,132	(1,147)
Depreciation and amortization	4,678	3,584	1,094
Total expenses	526,514	239,158	287,356

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(40)	113	(153)
Other income	171	—	171
Total other income	131	113	18
Income before income taxes	217,432	126,018	91,414
Provision for income taxes	33,697	19,375	14,322
Net income attributable to shareholders	$183,735	$106,643	$77,092

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net income attributable to shareholders	$183,735	$106,643	$77,092
Add: Provision for income taxes	33,697	19,375	14,322
Add: Equity-based compensation expense	27	155	(128)
Add: Acquisition and transaction expenses	(15)	1,132	(1,147)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	4,678	3,584	1,094
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Internalization fee to affiliate	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	414	169	245
Less: Equity in losses (earnings) of unconsolidated entities	40	(113)	153
Adjusted EBITDA (non-GAAP)	$222,576	$130,945	$91,631
(1)Includes the following items for the three months ended March 31, 2026 and 2025: (i) net loss of $40 and net income of $113, (ii) depreciation and amortization expense of $427 and $56, and (iii) tax expense of $27 and $0, respectively.
Revenues
Comparison of the three months ended March 31, 2026 and 2025
Total revenues increased by $378.8 million, due to the following:
•Aerospace Products revenue increased by $258.2 million, primarily due to a $246.8 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue increased by $120.6 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
Expenses
Comparison of the three months ended March 31, 2026 and 2025
Total expenses increased by $287.4 million, due to the following:
•Cost of sales increased by $282.3 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $5.2 million, primarily due to higher operating expenses due to the acquisition of ATOPS, compensation and benefits expense due to increased headcount at the Company’s maintenance facilities, as well as an increase in shipping and logistics expense.
Provision for income taxes
The provision for income taxes increased by $14.3 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the increase in income discussed above from Aerospace Products activities in jurisdictions subject to taxes.
Net income
Net income increased $77.1 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $91.6 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the changes noted above.

Aviation Leasing Segment
As of March 31, 2026, in our Aviation Leasing segment, we own and manage 230 aviation assets, consisting of 29 commercial aircraft and 201 engines.
As of March 31, 2026, 26 of our commercial aircraft and 114 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 73% utilized during the three months ended March 31, 2026, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 37 months, and our engines currently on-lease have an average remaining lease term of 38 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2026	5	42	47
Purchases	—	—	—
Sales	—	(9)	(9)
Transfers	—	(1)	(1)
Insurance settlement - Russia assets	(3)	(5)	(8)
Assets at March 31, 2026	2	27	29

Engines
Assets at January 1, 2026	18	225	243
Purchases	1	9	10
Sales	—	(1)	(1)
Transfers	(1)	(33)	(34)
Insurance settlement - Russia assets	(10)	(7)	(17)
Assets at March 31, 2026	8	193	201

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Lease income	$39,892	$68,440	$(28,548)
Maintenance revenue	30,599	49,607	(19,008)
Asset sales revenue	10,184	18,939	(8,755)
Other revenue (1)	6,207	27	6,180
Total revenues	86,882	137,013	(50,131)

Expenses
Cost of sales	13,256	19,959	(6,703)
Operating expenses	10,275	7,426	2,849
Acquisition and transaction expenses	4,186	2,905	1,281
Depreciation and amortization	46,485	55,061	(8,576)
Total expenses	74,202	85,351	(11,149)

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	7,677	(777)	8,454
Gain on sale to the 2025 Partnership	15,168	10,870	4,298
Other income	47,239	32,619	14,620
Total other income	70,084	42,712	27,372
Income before income taxes	82,764	94,374	(11,610)
Provision for income taxes	18,326	17,348	978
Net income attributable to shareholders	$64,438	$77,026	$(12,588)
(1)Includes servicing fees of $5,861 and $0 for the three months ended March 31, 2026 and 2025, respectively, from the 2025 Partnership.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net income attributable to shareholders	$64,438	$77,026	$(12,588)
Add: Provision for income taxes	18,326	17,348	978
Add: Equity-based compensation expense	164	175	(11)
Add: Acquisition and transaction expenses	4,186	2,905	1,281
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	53,709	63,886	(10,177)
Add: Interest expense and dividends on preferred shares	—	—	—
Add: Internalization fee to affiliate	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	19,813	(128)	19,941
Less: Equity in (earnings) losses of unconsolidated entities	(7,677)	777	(8,454)
Adjusted EBITDA (non-GAAP)	$152,959	$161,989	$(9,030)
(1)Includes the following items for the three months ended March 31, 2026 and 2025: (i) depreciation expense of $46,485 and $55,061, (ii) lease intangible amortization of $337 and $3,206 and (iii) amortization for lease incentives of $6,887 and $5,619, respectively.
(2)Includes the following items for the three months ended March 31, 2026 and 2025: (i) net income of $7,677 and net loss of $777, (ii) interest expense of $3,496 and $0, (iii) depreciation and amortization of $8,640 and $102, and (iv) acquisition and transaction expense of $0 and $547, respectively.
Revenues
Comparison of the three months ended March 31, 2026 and 2025
Total revenue decreased by $50.1 million, driven by the following:
•Lease income decreased by $28.5 million, primarily due to decreases in aircraft lease revenue of $24.9 million, driven by the sale of Seed Assets to the 2025 Partnership.
•Maintenance revenue decreased by $19.0 million, due to decreases in aircraft maintenance revenue of $8.1 million and engine maintenance revenue of $10.9 million, both driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $8.8 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
•Other revenue increased by $6.2 million, primarily as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
Expenses
Comparison of the three months ended March 31, 2026 and 2025
Total expenses decreased by $11.1 million, driven by the following:
•Depreciation and amortization expense decreased by $8.6 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
•Cost of sales decreased by $6.7 million, primarily due to the decrease in asset sales noted above.
•Operating expense increased by $2.8 million, primarily driven by increases in compensation and benefits, equipment leases, and shipping and logistics expenses.
Other income (expense)
Comparison of the three months ended March 31, 2026 and 2025
Total other income increased by $27.4 million, primarily due (i) a $14.5 million increase in insurance settlements, (ii) an $8.5 million increase in equity in earnings of unconsolidated entities as a result of net income earned by the 2025 Partnership, and (iii) a $4.3 million increase in gain on sale to the 2025 Partnership, driven by the sale of Seed Assets to the 2025 Partnership.

Provision for income taxes
The provision for income taxes decreased by $1.0 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the respective changes in income discussed above from leasing activities in jurisdictions subject to taxes.
Net income
Net income decreased by $12.6 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $9.0 million for the three months ended March 31, 2026, as compared to the prior period, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Other revenue	$—	$4	$(4)
Total revenues	—	4	(4)

Expenses
Operating expenses	43,873	19,325	24,548
General and administrative	2,413	3,116	(703)
Acquisition and transaction expenses	12,190	3,255	8,935
Depreciation and amortization	1,126	917	209
Total expenses	59,602	26,613	32,989

Other (expense) income
Interest expense	(61,407)	(62,040)	633
Other income	172	452	(280)
Total other expense	(61,235)	(61,588)	353
Loss before income taxes	(120,837)	(88,197)	(32,640)
Benefit from income taxes	(20,563)	(13,864)	(6,699)
Net loss	(100,274)	(74,333)	(25,941)
Less: Dividends on preferred shares	3,709	6,327	(2,618)
Less: Loss on redemption of preferred shares	—	6,115	(6,115)
Net loss attributable to shareholders	$(103,983)	$(86,775)	$(17,208)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net loss attributable to shareholders	$(103,983)	$(86,775)	$(17,208)
Add: Benefit from income taxes	(20,563)	(13,864)	(6,699)
Add: Equity-based compensation expense	6,156	4,559	1,597
Add: Acquisition and transaction expenses	12,190	3,255	8,935
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	6,327	(6,327)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	1,126	917	209
Add: Interest expense and dividends on preferred shares	65,116	68,155	(3,039)
Add: Internalization fee to affiliate	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—
Adjusted EBITDA (non-GAAP)	$(39,958)	$(17,426)	$(22,532)
Expenses
Comparison of the three months ended March 31, 2026 and 2025
Total expenses increased by $33.0 million, primarily due to the following:
•Operating expenses increased $24.5 million, primarily due to an increase in compensation and benefits expense due to an increase in employee headcount and increased overall compensation, technology development costs and general corporate expenses.
•Acquisition and transaction expense increased $8.9 million, primarily due to higher professional fees associated with acquisitions and transactions.
Benefit from income taxes
The benefit from income taxes increased by $6.7 million for the three months ended March 31, 2026, as compared to the prior period. The increase was mainly driven by higher corporate overhead expenses deductible for 2026 tax purposes.
Net loss
Net loss increased by $25.9 million during the three months ended March 31, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $22.5 million during the three months ended March 31, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.

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
The 2025 Partnership, and follow-on partnerships, is the primary buyer of all future on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, manages the aircraft in the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company also made a minority capital commitment and will make additional commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our ordinary and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $133.6 million and $339.4 million during the three months ended March 31, 2026 and 2025, respectively.
•Distributions to shareholders, including cash dividends, were $44.7 million and $36.9 million during the three months ended March 31, 2026 and 2025, respectively.
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections were $152.6 million and $11.0 million during the three months ended March 31, 2026 and 2025, respectively.
•During the three months ended March 31, 2026, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $125.0 million and $125.0 million, respectively. During the three months ended March 31, 2025, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $290.0 million and $90.0 million, respectively.
•Proceeds from the sale of assets were $409.6 million and $263.1 million during the three months ended March 31, 2026 and 2025, respectively.
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
Historical Cash Flow
Comparison of the three months ended March 31, 2026 and 2025
The following table compares the historical cash flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flow Data:
Net cash used in operating activities	$(160,076)	$(25,966)
Net cash provided by (used in) investing activities	317,018	(27,627)
Net cash (used in) provided by financing activities	(45,178)	50,610
Net cash used in operating activities increased $134.1 million, primarily reflecting an increase in our Net income of $35.5 million and certain adjustments to reconcile net income to cash used in operating activities, including an:
•increase in Gain on sale of assets of $84.0 million
•decrease in Changes in net working capital of $49.3 million,
•increase in Gain on insurance recoveries of $14.5 million,

•decrease in Deferred income taxes of $8.5 million
•decrease in Depreciation and amortization of $7.3 million, and
•increase in Gain on sale of assets to the 2025 Partnership of $4.3 million.
Net cash provided by investing activities increased $344.6 million, primarily due to an:
•decrease in Acquisition of leasing equipment of $179.6 million,
•increase in Proceeds from the sale of assets of $118.2 million,
•increase in Proceeds from the sale of assets to the 2025 partnership of $58.5 million, and
•decrease in Investment in unconsolidated entities of $18.7 million.
•decrease in Deposits for acquisition of leasing equipment of $9.2 million; partially offset by
•decrease in Return of deposits for acquisition of leasing equipment of $38.9 million.
Net cash used in financing activities increased $95.8 million, primarily due to a:
•decrease in Proceeds from debt of $165.0 million,
•increase in Repayment of debt of $35.0 million,
•increase in cash dividends on ordinary shares of $10.3 million, and
•decrease in receipt of maintenance deposits under operating lease agreements of $7.5 million; partially offset by,
•decrease in Redemption of preferred shares of $124.2 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2026, we had outstanding principal and interest payment obligations of $3.5 billion and $1.1 billion, respectively, of which only interest payments of $228.8 million are due in the next twelve months. Refer to Note 6, “Debt” in our “Notes to Consolidated Financial Statements” for additional information about our debt obligations.
Lease Obligations—As of March 31, 2026, we had outstanding operating and finance lease obligations of $45.4 million, of which $8.2 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $138.5 million and $14.8 million on our ordinary shares and preferred shares, respectively.
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
Critical Accounting Estimates and Policies
There were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.
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
Economic, civil, military and political uncertainty exists and may increase in regions where we operate and derive our revenue. Various countries in which we operate are experiencing and may continue to experience military action and civil and political unrest. We have assets in the emerging market economies of Eastern Europe and in the Middle East, including some assets in Russia. In late February 2022, Russian military forces launched significant military action against Ukraine. The conflict remains ongoing and sustained conflict and disruption in the region is likely. Following missile strikes in Iran in February 2026, there has been increased instability in the Middle East, and global oil prices have been fluctuating. The related regional impacts, as well as actions taken by other countries, including new and stricter export controls and sanctions by other countries and organizations against officials, individuals, regions, and industries in Russia and Ukraine and Iran, and each country’s potential response to such sanctions, tensions and military actions, could have a material adverse effect on our business and delay or prevent us from accessing certain of our assets. We are actively monitoring the security of our remaining assets in the regions.
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
Certain liens may arise on our assets.
Certain of our assets are currently subject to liens under our fourth amended and restated revolving credit facility (the “Revolving Credit Facility”). In the event of a default under the Revolving Credit Facility, the lenders thereunder would be permitted to take possession of or sell such assets. In addition, our currently owned assets and assets that we purchase in the future may be subject to other liens based on the industry practices relating to such assets. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our assets, and to the extent our lessees do not comply with their obligations to discharge any liens on the applicable assets, we may find it necessary to pay the claims secured by such liens in order to repossess such assets. Such payments could materially adversely affect our operating results and growth prospects.
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
As of March 31, 2026, we had $3.5 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
Our customers and lessees operate in highly regulated industries such as aviation. A number of our contractual arrangements - for example, our leasing of aircraft engines to third-party operators-require the operator (our lessee) to obtain specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under such arrangements and for the export, import or re-export of the related assets. Failure by our lessee or, in certain circumstances, by us, to obtain certain licenses and approvals could negatively affect our ability to conduct our business. In addition, the shipment of goods, services and technology across international borders subjects the operation of our assets to international trade laws and regulations. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. If any such regulations or sanctions affect the asset operators that are our customers, lessees, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.
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
We believe that the Company was treated as a PFIC in the taxable years ended December 31, 2022, and December 31, 2023 (collectively with any other taxable years in which we are treated as a PFIC, the “PFIC Years”). Based on our analysis, the Company was not a PFIC for the taxable year ended December 31, 2024 and December 31, 2025, and we do not expect it to be a PFIC thereafter, however, no assurance can be given in that regard. In addition, the Company could be treated as a CFC for U.S. federal income tax purposes for any given taxable year.
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
Our subsidiaries are subject to income, withholding or other taxes in certain non-U.S. jurisdictions by reason of their jurisdiction of incorporation, activities and operations, where their assets are used or where the lessees of their assets (or others in possession of their assets) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we or our subsidiaries are subject to greater taxation than we currently face or otherwise anticipate. Further, the Organisation for Economic Co-operation and Development (the “OECD”) together with other countries comprising the membership of the “Inclusive Framework,” established “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. Numerous countries, including European Union member states, have enacted or are expected to enact minimum tax legislation, and other countries may enact such legislation in the future. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business have increased and may further increase our liabilities for taxes (and possibly interest and penalties), which could harm our business, cash flows, results of operations and financial position. For instance, Bermuda has enacted a corporate tax regime with a 15% rate to which the Company has been subject to beginning January 1, 2025. The impact on the Company of these legislative and regulatory changes will depend on the timing of implementation, the exact nature of each country's legislation, guidance and regulations thereon and their application by tax authorities either prospectively or retrospectively. In addition, a portion of certain of our non-U.S. corporate subsidiaries’ income is treated as effectively connected with a U.S. trade or business and is accordingly subject to U.S. federal income tax or may be subject to gross-basis U.S. withholding tax. It is possible that the IRS could assert that a greater portion of our or any such non-U.S. subsidiaries’ income is effectively connected income that should be subject to U.S. federal income tax or subject to withholding tax.
We currently do not expect the tariff policies of the U.S. federal government to have a material impact on our financial statements.

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
Our board of directors has adopted the FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”), which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, and other equity-based and non-equity based awards, to the directors, officers, employees, service providers, consultants and advisors who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 5,750,000 ordinary shares for issuance under the Incentive Plan. As of March 31, 2026, rights relating to 5,693,605 of our ordinary shares were outstanding under the Incentive Plan.
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

	10.9	Revolver Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
*	10.10	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.12	Letter Agreement, dated February 28, 2020, by and between FTAI Aviation LLC and David Moreno.
†	10.13	Letter Agreement, dated February 28, 2020, by and between FTAI Aviation LLC and Stacy Kuperus.
†	10.14	Letter Agreement, dated August 8, 2024, by and between FTAI Aviation LLC and BoHee Yoon.
*#	10.15
Sixth Amended and Restated Aircraft Sale and Purchase Agreement, dated as of February 10, 2026, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers. (incorporated in Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on February 27, 2026).

*#	10.16
Amended and Restated Beneficial Interest Sale and Purchase Agreement, dated as of April 30, 2025, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing US (2025) LLC, FTAI Aircraft Leasing Ireland (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers. (incorporated in Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).

*#	10.17	Form of Amended and Restated Agreement of Exempted Limited Partnership of FTAI Aircraft Leasing (2025) GP L.P.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	May 1, 2026
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Nicholas McAleese	Date:	May 1, 2026
Nicholas McAleese
Chief Financial Officer

By:	/s/ Michael Hazan	Date:	May 1, 2026
Michael Hazan
Chief Accounting Officer