Form 10-Q
period 2026-06-30
FTAI Aviation Ltd.
filed 2026-07-31
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,707,091 ordinary shares outstanding at July 29, 2026.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	2	$337,195	$300,476
Accounts receivable, net (1)	2	168,202	209,907
Inventory, net	2	1,544,592	1,193,773
Other current assets (2)	2	491,107	408,364
Total current assets		2,541,096	2,112,520
Leasing equipment, net	3	1,146,373	1,545,804
Property, plant, and equipment, net	2	134,742	120,068
Investments	4	401,803	314,156
Intangible assets, net	5	13,048	19,929
Goodwill		94,221	94,221
Other non-current assets		157,879	167,060
Total assets		$4,489,162	$4,373,758

Liabilities
Current Liabilities
Accounts payable		$261,671	$208,224
Accrued liabilities		100,159	90,009
Current maintenance deposits	2	17,926	25,439
Current security deposits		12,368	14,001
Other current liabilities	2	89,086	62,202
Total current liabilities		481,210	399,875
Long-term debt, net	6	3,453,320	3,448,891
Non-current maintenance deposits	2	18,815	46,237
Non-current security deposits	2	7,574	15,211
Other non-current liabilities		124,256	129,370
Total liabilities		$4,085,175	$4,039,584

Commitments and contingencies	13

Equity
Ordinary shares: $0.01 par value per share; 2,000,000,000 shares authorized; 102,625,424 shares issued and outstanding as of June 30, 2026 (December 31, 2025 - 102,573,283)		$1,026	$1,026
Preferred shares: $0.01 par value per share; 200,000,000 shares authorized; 2,600,000 shares issued and outstanding as of June 30, 2026 (December 31, 2025 - 6,800,000)		26	68
Additional paid in capital		—	50,567
Retained earnings		402,935	282,513
Shareholders' equity		403,987	334,174
Total liabilities and equity		$4,489,162	$4,373,758
(1)Includes accounts receivable from the 2025 Partnership of $25,456 as of June 30, 2026 (December 31, 2025 - $47,294).
(2)Includes receivables from the 2025 Partnership of $9,267 as of June 30, 2026 (December 31, 2025 - $20,681).

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2026	2025	2026	2025
Revenues
Aerospace products revenue	2	$692,229	$420,686	$1,214,814	$685,111
MRE Contract revenue	2, 10	182,799	69,585	404,029	170,223
Lease income	2	27,765	62,439	67,657	130,879
Maintenance revenue	2	25,793	73,104	56,392	122,711
Asset sales revenue	2	16,925	47,915	27,109	66,854
Other revenue (1)		7,574	2,508	13,781	2,539
Total revenues	11	953,085	676,237	1,783,782	1,178,317

Expenses
Cost of sales		635,782	369,258	1,160,050	617,972
Operating expenses	2	67,567	34,328	132,554	66,766
General and administrative		2,245	2,442	4,658	5,558
Acquisition and transaction expenses		5,699	4,489	22,060	11,781
Depreciation and amortization	3, 5	46,986	55,236	99,275	114,798
Total expenses		758,279	465,753	1,418,597	816,875

Other (expense) income
Interest expense		(64,102)	(63,965)	(125,509)	(126,005)
Equity in earnings (losses) of unconsolidated entities (2)	4	9,970	(5,003)	7,607	(12,617)
Gain on sale to the 2025 Partnership		2,465	34,604	17,633	45,474
Other income		7,574	27,156	55,156	60,227
Total other expense		(44,093)	(7,208)	(45,113)	(32,921)
Income before income taxes		150,713	203,276	320,072	328,521
Provision for income taxes	9	25,619	37,878	57,079	60,737
Net income		125,094	165,398	262,993	267,784
Less: Dividends on preferred shares		3,709	3,709	7,418	9,824
Less: Loss on redemption of preferred shares		3,800	—	3,800	6,327
Net income attributable to shareholders		$117,585	$161,689	$251,775	$251,633

Earnings per share:	12
Basic		$1.15	$1.58	$2.45	$2.45
Diluted		$1.13	$1.57	$2.42	$2.44

Weighted average shares outstanding:
Basic		102,597,464	102,558,777	102,588,692	102,555,644
Diluted		104,044,113	103,147,860	104,039,259	103,144,727
(1)Includes servicing fees of $6,988 and $12,849 for the three and six months ended June 30, 2026, respectively (2025 - $2,052 and $2,600, respectively), from the 2025 Partnership.
(2)Includes the profit elimination of $(6,597) and $(16,597) for the three and six months ended June 30, 2026, respectively (2025 - $(4,935) and $(11,885), respectively), for sales to the 2025 Partnership.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2026
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Total Equity
Equity - December 31, 2025	$1,026	$68	$50,567	$282,513	$334,174
Net income				137,899	137,899
Total comprehensive income				137,899	137,899
Issuance of ordinary shares			140		140
Dividends declared - ordinary shares				(41,032)	(41,032)
Dividends declared - preferred shares				(3,709)	(3,709)
Equity-based compensation			6,347		6,347
Net settlement on vesting of equity awards			(2,143)		(2,143)
Equity - March 31, 2026	$1,026	$68	$54,911	$375,671	$431,676
Net income				125,094	125,094
Total comprehensive income				125,094	125,094
Redemption of preferred shares		(42)	(57,492)	(44,159)	(101,693)
Loss on redemption of preferred shares				(3,800)	(3,800)
Issuance of ordinary shares			570		570
Dividends declared - ordinary shares				(46,162)	(46,162)
Dividends declared - preferred shares				(3,709)	(3,709)
Equity-based compensation			7,332		7,332
Net settlement on vesting of equity awards			(5,321)		(5,321)
Equity - June 30, 2026	$1,026	$26	$—	$402,935	$403,987

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2025
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Total Equity
Equity - December 31, 2024	$1,026	$117	$153,328	$(73,103)	$81,368
Net income				102,386	102,386
Total comprehensive income				102,386	102,386
Redemption of preferred shares		(49)	(117,791)		(117,840)
Loss on redemption of preferred shares			(6,327)		(6,327)
Issuance of ordinary shares			739		739
Dividends declared - ordinary shares			(30,767)		(30,767)
Dividends declared - preferred shares			(6,115)		(6,115)
Equity-based compensation			4,889		4,889
Equity - March 31, 2025	$1,026	$68	$(2,044)	$29,283	$28,333
Net income				165,398	165,398
Total comprehensive income				165,398	165,398
Issuance of ordinary shares			174		174
Dividends declared - ordinary shares			(30,767)		(30,767)
Dividends declared - preferred shares			(3,709)		(3,709)
Equity-based compensation			5,515		5,515
Equity - June 30, 2025	$1,026	$68	$(30,831)	$194,681	$164,944

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$262,993	$267,784
Adjustments to reconcile net income to net cash used in operating activities:
Equity in losses of unconsolidated entities (1)	(7,607)	12,617
Gain on sale of assets	(177,937)	(226,116)
Gain on sale of assets to the 2025 Partnership	(17,633)	(45,474)
Gain on insurance recoveries	(49,545)	(54,325)
Security deposits and maintenance claims included in earnings	(5,140)	(31,167)
Equity-based compensation	13,679	10,404
Depreciation and amortization	99,275	114,798
Deferred income taxes	15,199	47,799
Change in fair value of guarantees	817	2,071
Amortization of lease intangibles and incentives	12,356	19,266
Amortization of deferred financing costs	6,035	5,749
Other	2,920	275
Change in:
Accounts receivable	36,117	(18,459)
Inventory	(453,059)	(268,771)
Other assets	(68,665)	13,922
Accounts payable and accrued liabilities	44,757	17,618
Management fees payable to affiliate	—	(760)
Other liabilities	20,135	(3,515)
Net cash used in operating activities	(265,303)	(136,284)

Cash flows from investing activities:
Investment in unconsolidated entities	(99,251)	(118,727)
Return of capital from unconsolidated entities	19,210	—
Principal collections on finance leases	—	950
Principal collections on notes receivable	2,384	2,010
Acquisition of leasing equipment	(163,054)	(412,136)
Investments in financing receivables	—	(2,764)
Investment in promissory notes	(1,907)	—
Acquisition of property, plant and equipment	(24,016)	(11,085)
Acquisition of lease intangibles	(1,034)	2,757
Deposits for acquisition of leasing equipment (2)	(63,380)	(50,221)
Proceeds from sale of assets	617,342	589,337
Proceeds from sale of assets to the 2025 Partnership	175,657	397,148
Proceeds from settlement of insurance claims	48,333	54,325
Proceeds from deposits on sale of leasing equipment	—	251
Return of deposits for acquisition of leasing equipment (2)	5,430	44,303
Net cash provided by investing activities	$515,714	$496,148

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from debt	$625,000	$430,000
Repayment of debt	(625,000)	(430,000)
Payment of deferred financing costs	(11,970)	(517)
Receipt of security deposits under operating lease agreements	100	2,606
Return of security deposits under operating lease agreements	(1,091)	(2,434)
Receipt of maintenance deposits under operating lease agreements	12,558	28,162
Release of maintenance deposits under operating lease agreements	(5,720)	(5,361)
Settlement of equity-based compensation	(7,464)	—
Redemption of preferred shares	(105,493)	(124,167)
Cash dividends - ordinary shares	(87,194)	(61,534)
Cash dividends - preferred shares	(7,418)	(9,824)
Net cash used in financing activities	$(213,692)	$(173,069)

Net increase in cash and cash equivalents and restricted cash	36,719	186,795
Cash and cash equivalents and restricted cash, beginning of period	300,626	115,266
Cash and cash equivalents and restricted cash, end of period	$337,345	$302,061

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$48,028	$12,102
Acquisition of leasing equipment in accrued liabilities	(19,548)	(18,587)
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	—	(47,017)
Accounts receivable settled with maintenance deposits	(6,692)	(9,248)
(1)Includes the profit elimination of $(16,597) for the six months ended June 30, 2026 (2025 - $(11,885)) for sales to the 2025 Partnership within the Aerospace Products segment.
(2)Includes deposits for acquisition of leasing equipment paid on behalf of the 2025 Partnership of $0 for the six months ended June 30, 2026 (2025 - $23,473), and return of deposits for the acquisition of leasing equipment reimbursed from the 2025 Partnership of $0 for the six months ended June 30, 2026 (2025 - $42,813).

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
FTAI Aviation is a Cayman Islands exempted company which, through its subsidiaries, is a leading independent engine maintenance platform focused on the CFM56-5B, CFM56-7B and V2500 aircraft engines which power the 737NG and A320ceo aircraft. The Company repairs and rebuilds engines and aftermarket components of engines as well as develops and manufactures Parts Manufacturer Approval (“PMA”) parts through a joint venture. Additionally, the Company owns and manages leased aircraft and engines to airlines and asset owners globally. On December 30, 2025, the Company announced the launch of FTAI Power, a platform focused on converting CFM56 aircraft engines to aeroderivative power turbines. The Company has two reportable segments, (i) Aerospace Products and (ii) Aviation Leasing (see Note 11).
The Company conducts engine maintenance at its 100% owned facilities in Montréal, Miami, Lisbon, and Orange, as well as through its 50% equity ownership in QuickTurn Europe, located in Rome, and 50% equity ownership in Prime Engine Accessories, located in Bristol. Collectively, these facilities span over one million square feet and are equipped with advanced tooling, engine test cells, and engineering capabilities to support a wide range of component repairs and service requirements. In addition, the Company also supports global operations through exclusive arrangements and strategic partnerships at key locations worldwide. The Company’s principal corporate location is in New York City, and has a global presence through offices in Cardiff, Dubai, Dublin and Singapore, in addition to Montréal, Miami, Orange, Lisbon, Rome, Bristol and Indianapolis.
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
Risks and Uncertainties—In the normal course of business, the Company encounters several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee or customer to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which the Company operates, which could adversely impact the pricing of the services offered by the Company or a lessee’s or customer’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of the Company’s leasing equipment or operating assets. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt facilities. The Company, through its subsidiaries, also conducts operations outside of the United States; such international operations are subject to the same risks as those associated with the Company’s United States operations as well as additional risks, including unexpected changes in regulatory requirements, heightened risk of political and economic instability, potentially adverse tax consequences and the burden of complying with foreign laws. The Company does not have significant exposure to foreign currency risk as all of its leasing and sale arrangements are denominated in U.S. dollars.
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
Aerospace Products Revenue—Aerospace products revenue primarily consists of the transaction price related to the sale of CFM56-7B, CFM56-5B and V2500 engines, engine modules, spare parts and used material inventory, and are accounted for within the scope of ASC 606. Revenue is recognized at the point in time when a performance obligation is satisfied by transferring control over the related asset to a customer along with corresponding costs of sales. In certain transactions, the Company may receive noncash consideration from a customer in the form of engines or modules. Such noncash consideration is measured at fair value at the time of the sale and is included in the transaction price used to recognize revenue. Aerospace products revenue also consists of engine management service contracts, where the Company has a stand-ready obligation to provide replacement CFM56-7B and CFM56-5B engines to customers as they become unserviceable during the contract term. The Company recognizes revenue related to these engine management service contracts over time using a straight-line attribution method and the costs related to fulfilling the performance obligation are expensed as incurred.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other (Expense) Income
Gain on Sale to the 2025 Partnership—The 2025 Partnership acquired on-lease narrowbody aircraft from the Company (the “Seed Assets”) and receives replacement aircraft engines and modules through the Company’s MRE business. During the three and six months ended June 30, 2026, 6 and 15 aircraft were sold to the 2025 Partnership for a gain of $2.5 million and $17.6 million, respectively (2025 - 33 and 37 aircraft sold for a gain of $34.6 million and $45.5 million, respectively). The aircraft sales were accounted for under ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, as they were non-recurring in nature and not considered part of the Company’s ordinary activities. Refer to Note 10 “Affiliate Transactions and Former Management Agreement” for additional information on the 2025 Partnership and the Strategic Capital Initiative.
Other Income—During the three and six months ended June 30, 2026, the Company recognized $5.0 million and $49.5 million, respectively (2025 - $24.2 million and $54.3 million, respectively), in insurance recoveries in connection with the settlement of claims related to the aircraft and engines located in Russia and recorded the gain within other income.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers and lessees. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company earned 30% and 20% of its revenue from two customers in the Aerospace Products segment during the three months ended June 30, 2026, and 23%, 21% and 13% of its revenue from three customers in the Aerospace Products segment during the six months ended June 30, 2026. The Company earned 11% and 14% of its revenue from one customer in the Aviation Leasing segment during the three and six months ended June 30, 2025.
As of June 30, 2026, there were two customers in the Aerospace Products segment that represented 17% and 14%, respectively, of total accounts receivable, net. As of December 31, 2025, there was one customer in the Aerospace Products segment that represented 23% of total accounts receivable, net.
The Company maintains cash and restricted cash balances, which generally exceed federally insured limits, and subject the Company to credit risk, in high credit quality financial institutions. The Company monitors the financial condition of these institutions and has not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—The Company determines the allowance for doubtful accounts based on its assessment of the collectability of its leasing receivables, notes receivables and inventory sales. In assessing the allowance, the Company considers past collection history and specific risks identified among uncollected accounts. The assessment of collectability of its leasing receivables, notes receivables and inventory sales is done quarterly, on a customer-by-customer basis. The allowance for doubtful accounts was $28.4 million as of June 30, 2026 (December 31, 2025 - $28.4 million). There was no provision for credit losses for the three and six months ended June 30, 2026, respectively (2025 - $0.0 million and $0.2 million, respectively). The provision for credit losses is included in the Company's operating expenses. Receivables are written off after all reasonable means to collect the full amount have been exhausted. For the three and six months ended June 30, 2025, the Company recorded write-offs and recoveries, net, of its allowance for doubtful accounts of $46.7 million.
Other Current Assets—Other current assets are summarized as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Notes receivable	$217,507	$216,298
Prepaid expenses including prepayments for maintenance that has not yet been incurred	196,558	79,806
Financing receivable resulting from failed sale-leaseback transactions	35,025	37,740
Other	42,017	74,520
Other current assets	$491,107	$408,364

Other Current Liabilities—Other current liabilities are summarized as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Customer deposits and advanced payments	29,368	$33,755
Tax liabilities	46,102	15,264
Other	13,616	13,183
Other current liabilities	$89,086	$62,202
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three and six months ended June 30, 2026, the Board of Directors declared cash dividends of $0.50 and $0.95 per ordinary share, respectively (2025 - $0.30 and $0.60, respectively).

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Additionally, for the three months ended June 30, 2026, the Board of Directors declared cash dividends on the Series D Preferred Shares of $0.59 per share, respectively (2025 - Series C Preferred Shares of $0.52 and Series D Preferred Shares of $0.59).
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
The cash and noncash related activities described above during the six months ended June 30, 2026 and 2025 are detailed below (unaudited):

	Six Months Ended June 30,
(in thousands)	2026	2025

Cost of modules and parts sold sourced from engines originally within leasing equipment	$10,761	$3,369
Transfers of engines from leasing equipment to inventory for manufacturing and sale	84,836	128,752
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(169,408)	(159,997)
Total outflows related to manufacturing modules and parts - included in net cash used in operating activities	(511,156)	(313,998)
Cash received for assets sold sourced from leasing equipment - inflow included in net cash used in operating activities	18,890	43,011
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in net cash provided by investing activities	538,429	415,416
Cash paid for engine and aircraft inventory - outflow included in net cash used in operating activities	(356,665)	(25,715)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements— In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient in developing reasonable and supportable forecasts as apart of estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance in the first quarter of 2026. However, the Company did not elect the practical expedient or make the accounting policy election provided by the ASU and, accordingly, the amendments did not have an impact on its consolidated financial statements.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Leasing equipment	$1,528,257	$2,057,624
Less: Accumulated depreciation	(381,884)	(511,820)
Leasing equipment, net	$1,146,373	$1,545,804
The Company identified certain assets in its leasing equipment portfolio with indicators of impairment. During the three and six months ended June 30, 2026 and 2025, the Company did not record any transactional impairment charges.
Depreciation expense for leasing equipment is summarized as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense for leasing equipment	$41,810	$51,249	$89,120	$107,135
4. INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2026 (unaudited)	December 31, 2025
Advanced Engine Repair JV	Equity method	25%	$22,212	$22,429
2025 Partnership	Equity method	19%	365,485	281,740
QuickTurn Europe	Equity method	50%	9,981	9,987
Other	Various	Various	4,125	—
			$401,803	$314,156
The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2026 and 2025.
The following table presents the Company’s proportionate share of equity in earnings (losses) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advanced Engine Repair JV	$(156)	$795	$(217)	$908
2025 Partnership (1)	10,153	(5,717)	7,830	(13,444)
QuickTurn Europe	(27)	(81)	(6)	(81)
Total	$9,970	$(5,003)	$7,607	$(12,617)
(1)Includes the profit elimination of $(6,597) and $(16,597) for the three and six months ended June 30, 2026, respectively (2025 - $(4,935) and $(11,885), respectively), for sales to the 2025 Partnership.
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
2025 Partnership
As of December 31, 2025, the Company invested $291.5 million in the 2025 Partnership. During the six months ended June 30, 2026, the Company invested $95.1 million in the 2025 Partnership, and received $19.2 million in distributions from the 2025 Partnership. The 2025 Partnership is an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which the Company is the Servicer and holds a 19% limited partner ownership. The Company exercises significant influence

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
over this investment and accounts for it using the equity method. As the Servicer, the Company is responsible for lessee invoicing and collections, airline relationship management, contracts management including lease extension and aircraft deliveries and redeliveries. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement and the elimination of profit on sales of engine and modules to the 2025 Partnership under ASC 606. The profit from the MRE Contract revenue is eliminated through equity method earnings and will be recognized over time as the 2025 Partnership generates income from leasing and sales activities.
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
5. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Intangible assets
Acquired favorable lease intangibles	$4,961	$17,245
Less: Accumulated amortization	(2,772)	(8,935)
Acquired favorable lease intangibles, net	2,189	8,310
Acquired customer relationships	12,607	12,607
Less: Accumulated amortization	(1,748)	(988)
Acquired customer relationships, net	10,859	11,619
Total intangible assets, net	$13,048	$19,929

Intangible liabilities
Acquired unfavorable lease intangibles	$5,970	$7,688
Less: Accumulated amortization	(2,516)	(2,132)
Acquired unfavorable lease intangibles, net	$3,454	$5,556
The weighted average amortization period of intangible assets acquired during the six months ended June 30, 2026 is as follows:

Weighted Average Amortization Period
Lease intangibles	1.3 years
Customer relationships	10.2 years
Total intangible assets	7.3 years
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows (unaudited):

Classification in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income	$(89)	$2,153	$248	$5,359
Depreciation and amortization	379	124	757	219
	$290	2,277	$1,005	5,578

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of June 30, 2026, estimated net annual amortization of intangibles is as follows (unaudited):

Remainder of 2026	$305
2027	662
2028	1,295
2029	1,273
2030	1,192
Thereafter	4,867
Total	$9,594
6. DEBT, NET
The Company’s debt, net is summarized as follows:

	June 30, 2026 (unaudited)			December 31, 2025
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 0.25% - 1.00%; or (ii) Adjusted Term SOFR Rate + 1.25% - 2.00%	4/24/31	$—
Total loans payable	—			—
Bonds payable
Senior Notes due 2028 (2)	1,000,793	5.50%	5/1/28	1,000,995
Senior Notes due 2030 (3)	497,682	7.88%	12/1/30	497,470
Senior Notes due 2031	700,000	7.00%	5/1/31	700,000
Senior Notes due 2032	800,000	7.00%	6/15/32	800,000
Senior Notes due 2033 (4)	497,905	5.88%	4/15/33	497,784
Total bonds payable	3,496,380			3,496,249
Debt	3,496,380			3,496,249
Less: Debt issuance costs	(43,060)			(47,358)
Total debt, net	$3,453,320			$3,448,891

Total debt due within one year	$—			$—
(1)Requires a quarterly commitment fee at a rate of 0.15% - 0.30% on the average daily unused portion, as well as customary letter of credit fees and agency fees. Both the quarterly commitment fee and the margin for the Base Rate and Adjusted Term SOFR Rate are based upon the debt to EBITDA ratio as of the end of the most recent fiscal quarter.
(2)Includes an unamortized premium of $793 at June 30, 2026 (December 31, 2025 - $995).
(3)Includes an unamortized discount of $2,318 at June 30, 2026 (December 31, 2025 - $2,530).
(4)Includes an unamortized discount of $2,095 at June 30, 2026 (December 31, 2025 - $2,216).
The Company was in compliance with all debt covenants as of June 30, 2026.
Revolving Credit Facility
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
The fair values of the Company’s bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	June 30, 2026 (unaudited)	December 31, 2025
Senior Notes due 2028	$999,310	$1,001,880
Senior Notes due 2030	522,945	531,735
Senior Notes due 2031	725,662	737,618
Senior Notes due 2032	827,672	842,240
Senior Notes due 2033	500,380	508,525
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $12.9 million as of June 30, 2026 (December 31, 2025 - $12.0 million), and are reflected as a component of other non-current liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three and six months ended June 30, 2026, the Company recorded a $0.4 million and $0.8 million increase, respectively (2025 - $1.8 million and $2.1 million increase, respectively) related to the change in fair value, which is recorded in Asset sales revenue. During the three and six months ended June 30, 2026 and 2025, there were no significant transfers into or out of Level 3.
Given variability in the condition of the engines at the end of the lease terms, which range from 2 to 7 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at June 30, 2026 was $43.0 million, which is not reasonably expected.
The Company measures the fair value of certain assets on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets, property, plant and equipment and leasing equipment. The Company records such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests, as well as for noncash consideration on sales, are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions as to future cash flows from operation of the leasing and sale of assets.

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
As of June 30, 2026, the Incentive Plan provides for the issuance of up to 5.7 million shares. Equity-based compensation expense is reported within cost of sales and operating expenses.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Equity-based compensation for each type of award was as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025	2026	2025
Stock Options	$127	$127	$254	$254	$1,016	7.2
Performance shares	4,552	3,501	8,362	6,763	24,780	2.3
Restricted Shares	2,653	1,887	5,063	3,387	40,563	1.3
Total	$7,332	$5,515	$13,679	$10,404	$66,359
Options
During the six months ended June 30, 2026 and 2025, the Company did not issue any options to employees.
Performance Shares
During the six months ended June 30, 2026, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $12.2 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
During the six months ended June 30, 2025, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $4.4 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
Restricted Shares
During the six months ended June 30, 2026, the Company issued restricted shares to select officers and employees of the Company with a grant date fair value of $13.9 million, vesting over 3 years.
Additionally, the Company issued restricted shares to the directors of the Company with a grant date fair value of $0.9 million. These awards vest on the earlier of (i) the one-year anniversary of the grant date (May 28, 2027) or (ii) the date of the Company’s next annual general meeting of shareholders occurring after the grant date.
During the six months ended June 30, 2025, the Company issued restricted shares to select officers and employees of the Company with a grant date fair value of $5.5 million, vesting over 3 years.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. INCOME TAXES
The current and deferred components of the provision for income taxes are as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current:
Ireland	$9,405	$1,944	$26,196	$3,433
Cayman Islands	—	—	—	—
Bermuda	5,552	—	7,265	—
United States:
Federal	2,408	7,615	2,408	7,859
State and local	10	1,155	724	1,545
Other Non-Ireland including Pillar Two top-up tax	5,253	48	5,287	101
Total current provision	22,628	10,762	41,880	12,938
Deferred:
Ireland	6,879	17,212	14,158	30,912
Cayman Islands	—	—	—	—
Bermuda	(3,459)	6,195	1,679	10,636
United States:
Federal	(861)	4,206	2,104	5,432
State and local	486	2,068	724	2,446
Other Non-Ireland	(54)	(2,565)	(3,466)	(1,627)
Total deferred provision	2,991	27,116	15,199	47,799

Total provision for income taxes	$25,619	$37,878	$57,079	$60,737
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
As of and for the six months ended June 30, 2026, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2022. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
10. AFFILIATE TRANSACTIONS AND FORMER MANAGEMENT AGREEMENT
Strategic Capital Initiative – 2025 Partnership
On June 29, 2026, the Company amended and restated the Aircraft Sale and Purchase agreement, originally entered into as of December 30, 2024, pursuant to which the SPVs of the 2025 Partnership would acquire 15 on-lease 737NG and A320ceo aircraft in addition to the originally committed 45 on-lease 737NG and A320ceo aircraft.
As of June 30, 2026, the Company sold all committed aircraft to the 2025 Partnership. In aggregate, the net purchase price for the committed on-lease 737NG and A320ceo aircraft was approximately $700.0 million. The purchase price of the seed assets were contractual and the Company received customary, market-based compensation for the sale of the seed assets to the 2025 Partnership.
During the six months ended June 30, 2026, on behalf of the 2025 Partnership, the Company paid refundable deposits of $0.0 million (2025 - $23.5 million), to unrelated, third-parties on future purchases of aircraft.
During the six months ended June 30, 2026, the 2025 Partnership reimbursed the Company $0.0 million (2025 - $42.8 million) in refundable deposits.
During the three and six months ended June 30, 2026, the Company recorded $182.8 million and $404.0 million of MRE Contract revenue, respectively (2025 - $69.6 million and $170.2 million, respectively), for the sale and purchase of such engines to and from the 2025 Partnership. Refer to Note 2 “Summary of Significant Accounting Policies” for additional information on MRE Contract revenue.

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
The following table summarizes the Company’s reimbursements to the Former Manager (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Classification in the Consolidated Statements of Operations:
General and administrative	$—	$133	$—	$329
Acquisition and transaction expenses	—	71	—	175
Total	$—	$204	$—	$504

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
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment (unaudited):

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
I. For the Three Months Ended June 30, 2026

	Three Months Ended June 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$692,229	$—	$—	$—	$692,229
MRE Contract revenue	182,799	—	—	—	182,799
Lease income	—	27,765	—	—	27,765
Maintenance revenue	—	25,793	—	—	25,793
Asset sales revenue	—	16,925	—	—	16,925
Other revenue (1)	—	7,574	—	—	7,574
Total revenues	875,028	78,057	—	—	953,085

Expenses
Cost of sales	614,529	21,253	—	—	635,782
Operating expenses	10,997	11,785	44,785	—	67,567
General and administrative	—	—	2,245	—	2,245
Acquisition and transaction expenses	144	1,848	3,707	—	5,699
Depreciation and amortization	4,903	40,985	1,098	—	46,986
Total expenses	630,573	75,871	51,835	—	758,279

Other (expense) income
Interest expense	—	—	(64,102)	—	(64,102)
Equity in (losses) earnings of unconsolidated entities (2)	(182)	16,749	—	(6,597)	9,970
Gain on sale to the 2025 Partnership	—	2,465	—	—	2,465
Other income	(59)	7,237	396	—	7,574
Total other (expense) income	(241)	26,451	(63,706)	(6,597)	(44,093)
Income (loss) before income taxes	244,214	28,637	(115,541)	(6,597)	150,713
Provision for (benefit from) income taxes	49,970	7,771	(32,122)	—	25,619
Net income (loss)	194,244	20,866	(83,419)	(6,597)	125,094
Less: Dividends on preferred shares	—	—	3,709	—	3,709
Less: Loss on redemption of preferred shares	—	—	3,800	—	3,800
Net income (loss) attributable to shareholders	$194,244	$20,866	$(90,928)	$(6,597)	$117,585
(1)Includes servicing fees of 6,988 for the three months ended June 30, 2026 from the 2025 Partnership.
(2)Includes the profit elimination of $(6,597) for the three months ended June 30, 2026 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended June 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$9,500	$2,677	$—	$12,177
Asia	91,560	16,397	—	107,957
Europe	255,838	28,410	—	284,248
North America	502,979	21,654	—	524,633
South America	15,151	8,919	—	24,070
Total revenues (1)	$875,028	$78,057	$—	$953,085
(1)The United States, included in North America, and Ireland, included in Europe, represent 48% and 23% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2026

	Six Months Ended June 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$1,214,814	$—	$—	$—	$1,214,814
MRE Contract revenue	404,029	—	—	—	404,029
Lease income	—	67,657	—	—	67,657
Maintenance revenue	—	56,392	—	—	56,392
Asset sales revenue	—	27,109	—	—	27,109
Other revenue (1)	—	13,781	—	—	13,781
Total revenues	1,618,843	164,939	—	—	1,783,782

Expenses
Cost of sales	1,125,541	34,509	—	—	1,160,050
Operating expenses	21,836	22,060	88,658	—	132,554
General and administrative	—	—	4,658	—	4,658
Acquisition and transaction expenses	129	6,034	15,897	—	22,060
Depreciation and amortization	9,581	87,470	2,224	—	99,275
Total expenses	1,157,087	150,073	111,437	—	1,418,597

Other (expense) income
Interest expense	—	—	(125,509)	—	(125,509)
Equity in (losses) earnings of unconsolidated entities (2)	(222)	24,426	—	(16,597)	7,607
Gain on sale to the 2025 Partnership	—	17,633	—	—	17,633
Other income	112	54,476	568	—	55,156
Total other (expense) income	(110)	96,535	(124,941)	(16,597)	(45,113)
Income (loss) before income taxes	461,646	111,401	(236,378)	(16,597)	320,072
Provision for (benefit from) income taxes	83,667	26,097	(52,685)	—	57,079
Net income (loss)	377,979	85,304	(183,693)	(16,597)	262,993
Less: Dividends on preferred shares	—	—	7,418	—	7,418
Less: Loss on redemption of preferred shares	—	—	3,800	—	3,800
Net income (loss) attributable to shareholders	$377,979	$85,304	$(194,911)	$(16,597)	$251,775
(1)Includes servicing fees of $12,849 for the six months ended June 30, 2026 from the 2025 Partnership.
(2)Includes the profit elimination of $(16,597) for the six months ended June 30, 2026 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Six Months Ended June 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$9,500	$5,219		$14,719
Asia	119,412	36,059		155,471
Europe	473,867	58,691		532,558
North America	985,976	49,327		1,035,303
South America	30,088	15,643		45,731
Total revenues (1)	$1,618,843	$164,939	$—	$1,783,782
(1)The United States, included in North America, Bermuda, included in North America, and Ireland, included in Europe, represent 40%, 15% and 22% of total revenues, respectively, based on the location of our customers and lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of June 30, 2026:

June 30, 2026
Remainder of 2026	$39,751
2027	63,852
2028	47,678
2029	28,186
2030	18,166
Thereafter	23,331
Total	$220,964

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2025

	Three Months Ended June 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$420,686	$—	$—	$—	$420,686
MRE contract revenue	69,585	—	—	—	69,585
Lease income	—	62,439	—	—	62,439
Maintenance revenue	—	73,104	—	—	73,104
Asset sales revenue	—	47,915	—	—	47,915
Other revenue (1)	—	2,508	—	—	2,508
Total revenues	490,271	185,966	—	—	676,237

Expenses
Cost of sales	317,469	51,789	—	—	369,258
Operating expenses	8,989	11,089	14,250	—	34,328
General and administrative	—	—	2,442	—	2,442
Acquisition and transaction expenses	1,414	577	2,498	—	4,489
Depreciation and amortization	3,704	50,423	1,109	—	55,236
Total expenses	331,576	113,878	20,299	—	465,753

Other income (expense)
Interest expense	—	—	(63,965)	—	(63,965)
Equity in earnings (losses) of unconsolidated entities (2)	714	(782)	—	(4,935)	(5,003)
Gain on sale to the 2025 Partnership	—	34,604	—	—	34,604
Other income	—	26,974	182	—	27,156
Total other income (expense)	714	60,796	(63,783)	(4,935)	(7,208)
Income (loss) before income taxes	159,409	132,884	(84,082)	(4,935)	203,276
Provision for (benefit from) income taxes	25,827	26,453	(14,402)	—	37,878
Net income (loss)	133,582	106,431	(69,680)	(4,935)	165,398
Less: Dividends on preferred shares	—	—	3,709	—	3,709
Net income (loss) attributable to shareholders	$133,582	$106,431	$(73,389)	$(4,935)	$161,689
(1)Includes servicing fees of $2,052 for the three months ended June 30, 2025 from the 2025 Partnership.
(2)Includes the profit elimination of $(4,935) for the three months ended June 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended June 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$17,000	$8,595	$—	$25,595
Asia	39,327	54,211	—	93,538
Europe	126,444	83,257	—	209,701
North America	298,039	31,602	—	329,641
South America	9,461	8,301	—	17,762
Total revenues (1)	$490,271	$185,966	$—	$676,237
(1)The United States, included in North America, and Ireland, included in Europe, represent 38% and 14% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2025

	Six Months Ended June 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$685,111	$—	$—	$—	$685,111
MRE Contract revenue	170,223	—	—	—	170,223
Lease income	—	130,879	—	—	130,879
Maintenance revenue	—	122,711	—	—	122,711
Asset sales revenue	—	66,854	—	—	66,854
Other revenue (1)	—	2,535	4	—	2,539
Total revenues	855,334	322,979	4	—	1,178,317

Expenses
Cost of sales	546,224	71,748	—	—	617,972
Operating expenses	14,676	18,515	33,575	—	66,766
General and administrative	—	—	5,558	—	5,558
Acquisition and transaction expenses	2,546	3,482	5,753	—	11,781
Depreciation and amortization	7,288	105,484	2,026	—	114,798
Total expenses	570,734	199,229	46,912	—	816,875

Other income (expense)
Interest expense	—	—	(126,005)	—	(126,005)
Equity in earnings (losses) of unconsolidated entities (2)	827	(1,559)	—	(11,885)	(12,617)
Gain on sale to the 2025 Partnership	—	45,474	—	—	45,474
Other income	—	59,593	634	—	60,227
Total other income (expense)	827	103,508	(125,371)	(11,885)	(32,921)
Income (loss) before income taxes	285,427	227,258	(172,279)	(11,885)	328,521
Provision for (benefit from) income taxes	45,202	43,801	(28,266)	—	60,737
Net income (loss)	240,225	183,457	(144,013)	(11,885)	267,784
Less: Dividends on preferred shares	—	—	9,824	—	9,824
Less: Loss on redemption of preferred shares	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$240,225	$183,457	$(160,164)	$(11,885)	$251,633
(1)Includes servicing fees of $2,600 for the six months ended June 30, 2025 from the 2025 Partnership.
(2)Includes the profit elimination of $(11,885) for the six months ended June 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Six Months Ended June 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$26,482	$10,794	$—	$37,276
Asia	82,286	86,352	4	168,642
Europe	223,316	157,301	—	380,617
North America	505,471	49,865	—	555,336
South America	17,779	18,667	—	36,446
Total revenues (1)	$855,334	$322,979	$4	$1,178,317
(1)The United States, included in North America, and Ireland, included in Europe, represent 33% and 16% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	June 30, 2026 (unaudited)	December 31, 2025
Property, plant and equipment and leasing equipment, net
Africa	$1,571	$17,174
Asia	269,851	323,542
Europe	418,302	587,359
North America	356,352	480,977
South America	235,039	256,820
Total property, plant and equipment and leasing equipment, net (1)	$1,281,115	$1,665,872
(1)The United States, included in North America, and Chile, included in South America, represents 20% and 14% of property, plant and equipment and leasing equipment, net, respectively, as of June 30, 2026. The United States, included in North America, represented 22% of property, plant and equipment and leasing equipment, net as of December 31, 2025. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.

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
The calculation of basic and diluted EPS is presented below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$125,094	$165,398	$262,993	$267,784
Less: Dividends on preferred shares	3,709	3,709	7,418	9,824
Less: Loss on redemption of preferred shares	3,800	—	3,800	6,327
Net income attributable to shareholders	$117,585	$161,689	$251,775	$251,633
Weighted Average Ordinary Shares Outstanding - Basic	102,597,464	102,558,777	102,588,692	102,555,644
Weighted Average Ordinary Shares Outstanding - Diluted	104,044,113	103,147,860	104,039,259	103,144,727

Earnings per share:
Basic	$1.15	$1.58	$2.45	$2.45
Diluted	$1.13	$1.57	$2.42	$2.44
For the three and six months ended June 30, 2026, 52,791 shares were excluded from the calculation of Diluted EPS (2025 - none).
During the three and six months ended June 30, 2026, the Company issued 329 and 915 ordinary shares, respectively, to certain directors as compensation (2025 - 676 and 676, respectively).
Preferred Shares
In February 2025, the Company redeemed in full the outstanding 4,940,000 8.00% Fixed-to-Floating Rate Series B Cumulative Perpetual Redeemable Preferred Shares at a redemption price equal to $25.00 per share in cash, plus $2.4 million of accumulated and unpaid distributions thereon to, but not including, the redemption date of February 16, 2025.
In June 2026, the Company redeemed in full the outstanding 4,200,000 8.25% Fixed-Rate Reset Series C Cumulative Perpetual Redeemable Preferred Shares at a redemption price equal to $25.00 per share in cash.
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
14. SUBSEQUENT EVENTS
Dividends
On July 28, 2026, the Company’s Board of Directors declared a cash dividend on its ordinary shares and eligible participating securities of 0.50 per share for the three months ended June 30, 2026, payable on August 24, 2026 to the holders of record on August 12, 2026.
Additionally, on July 28, 2026, the Company’s Board of Directors also declared cash dividends on the Series D Preferred Shares of $0.59 per share, payable on September 15, 2026 to the holders of record on September 1, 2026.

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
As of June 30, 2026, we had total consolidated assets of $4.5 billion and total equity of $404.0 million.
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
The 2025 Partnership, and follow-on partnerships, is the primary buyer of on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, provides aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company made minority capital commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors.
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

Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Aerospace products revenue	$692,229	$420,686	$271,543	$1,214,814	$685,111	$529,703
MRE Contract revenue	182,799	69,585	113,214	404,029	170,223	233,806
Lease income	27,765	62,439	(34,674)	67,657	130,879	(63,222)
Maintenance revenue	25,793	73,104	(47,311)	56,392	122,711	(66,319)
Asset sales revenue	16,925	47,915	(30,990)	27,109	66,854	(39,745)
Other revenue (1)	7,574	2,508	5,066	13,781	2,539	11,242
Total revenues	953,085	676,237	276,848	1,783,782	1,178,317	605,465

Expenses
Cost of sales	635,782	369,258	266,524	1,160,050	617,972	542,078
Operating expenses	67,567	34,328	33,239	132,554	66,766	65,788
General and administrative	2,245	2,442	(197)	4,658	5,558	(900)
Acquisition and transaction expenses	5,699	4,489	1,210	22,060	11,781	10,279
Depreciation and amortization	46,986	55,236	(8,250)	99,275	114,798	(15,523)
Total expenses	758,279	465,753	292,526	1,418,597	816,875	601,722

Other (expense) income
Interest expense	(64,102)	(63,965)	(137)	(125,509)	(126,005)	496
Equity in earnings (losses) of unconsolidated entities (2)	9,970	(5,003)	14,973	7,607	(12,617)	20,224
Gain on sale to the 2025 Partnership	2,465	34,604	(32,139)	17,633	45,474	(27,841)
Other income	7,574	27,156	(19,582)	55,156	60,227	(5,071)
Total other expense	(44,093)	(7,208)	(36,885)	(45,113)	(32,921)	(12,192)
Income before income taxes	150,713	203,276	(52,563)	320,072	328,521	(8,449)
Provision for income taxes	25,619	37,878	(12,259)	57,079	60,737	(3,658)
Net income	125,094	165,398	(40,304)	262,993	267,784	(4,791)
Less: Dividends on preferred shares	3,709	3,709	—	7,418	9,824	(2,406)
Less: Loss on redemption of preferred shares	3,800	—	3,800	3,800	6,327	(2,527)
Net income attributable to shareholders	$117,585	$161,689	$(44,104)	$251,775	$251,633	$142
(1)Includes servicing fees of $6,988 and $12,849 for the three and six months ended June 30, 2026, respectively (2025 - $2,052 and $2,600, respectively), from the 2025 Partnership.
(2)Includes the profit elimination of $(6,597) and $(16,597) for the three and six months ended June 30, 2026, respectively (2025 - $(4,935) and $(11,885), respectively), for sales to the 2025 Partnership.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net income attributable to shareholders	$117,585	$161,689	$(44,104)	$251,775	$251,633	$142
Add: Provision for income taxes	25,619	37,878	(12,259)	57,079	60,737	(3,658)
Add: Equity-based compensation expense	7,332	5,515	1,817	13,679	10,404	3,275
Add: Acquisition and transaction expenses	5,699	4,489	1,210	22,060	11,781	10,279
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	3,800	—	3,800	3,800	6,327	(2,527)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	52,118	65,677	(13,559)	111,631	134,064	(22,433)
Add: Interest expense and dividends on preferred shares	67,812	67,674	138	132,928	135,829	(2,901)
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	28,046	4,815	23,231	48,273	4,856	43,417
Less: Equity in (earnings) losses of unconsolidated entities (3)	(16,567)	68	(16,635)	(24,204)	732	(24,936)
Adjusted EBITDA (non-GAAP)	$291,444	$347,805	$(56,361)	$617,021	$616,363	$658
(1)Includes the following items for the three months ended June 30, 2026: (i) depreciation and amortization expense of $46,986 (2025 - $55,236), (ii) lease intangible amortization of $(89) (2025 - $2,153) and (iii) amortization for lease incentives of $5,221 (2025 - $8,288).
Includes the following items for the six months ended June 30, 2026: (i) depreciation and amortization expense of $99,275 (2025 - $114,798), (ii) lease intangible amortization of $248 (2025 - $5,359) and (iii) amortization for lease incentives of $12,108 (2025 - $13,907).
(2)Includes the following items for the three months ended June 30, 2026: (i) net income of $16,567 (2025 - net loss of $68), (ii) interest expense of $5,771 (2025 - $1,490), (iii) depreciation and amortization expense of $5,680 (2025 - $3,470), (iv) acquisition and transaction expenses of $0 (2025 - $(77)), and (v) tax expense of $28 (2025 - $0).
Includes the following items for the six months ended June 30, 2026: (i) net income of $24,204 (2025 - net loss of $732), (ii) interest expense of $9,267 (2025 - $1,490), (iii) depreciation and amortization expense of $14,747 (2025 - $3,628), (iv) acquisition and transaction expenses of $0 (2025 - $470), and (v) tax expense of $55 (2025 - $0).
(3)Excludes the profit elimination of $6,597 and $16,597 for the three and six months ended June 30, 2026, respectively (2025 - $4,935 and $11,885, respectively), for sales to the 2025 Partnership.
Revenues
Comparison of the three months ended June 30, 2026 and 2025
Total revenues increased by $276.8 million, driven by the following:
•Aerospace products revenue increased by $271.5 million, primarily due to a $262.6 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue increased by $113.2 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
•Lease income decreased by $34.7 million, due to decreases in aircraft lease revenue of $19.5 million, driven by the sale of Seed Assets to the 2025 Partnership, and decreases in engine lease revenue of $15.2 million, driven by a decrease in revenue generating assets on lease.
•Maintenance revenue decreased by $47.3 million, due to decreases in aircraft maintenance revenue of $31.0 million and engine maintenance revenue of $16.3 million, both driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $31.0 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
Comparison of the six months ended June 30, 2026 and 2025
Total revenues increased by $605.5 million, driven by the following:
•Aerospace Products revenue increased by $529.7 million, primarily due to a $509.4 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.

•MRE Contract revenue increased by $233.8 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
•Maintenance revenue decreased by $66.3 million, primarily due to a decrease in aircraft maintenance revenue of $39.1 million and a decrease in engine maintenance revenue of $27.2 million, both driven by a decrease in revenue generating assets on lease.
•Lease income decreased by $63.2 million, primarily due to a decrease in aircraft lease revenue of $44.2 million, and a decrease in engine lease revenue of $19.0 million, both driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $39.7 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
Expenses
Comparison of the three months ended June 30, 2026 and 2025
Total expenses increased by $292.5 million, driven by the following:
•Cost of sales increased by $266.5 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $33.2 million, primarily due to increases in compensation and benefits expense and shipping and logistics expense across our operating segments, as well as increased technology development costs and general corporate expenses.
Comparison of the six months ended June 30, 2026 and 2025
Total expenses increased by $601.7 million, driven by the following:
•Cost of sales increased by $542.1 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $65.8 million, primarily due to an increase in compensation and benefits expense due to an increase in employee headcount and increased overall compensation, technology development costs and general corporate expenses.
Other (expense) income
Comparison of the three months ended June 30, 2026 and 2025
Total other expense increased by $36.9 million driven by the following:
•Gain on sale to the 2025 Partnership decreased by $32.1 million, driven by the lower number of Seed Assets sold to the 2025 Partnership in the current period as compared to the prior period.
•Other income decreased $19.6 million, driven by a decrease in insurance settlements in the current period as compared to the prior period.
•Equity in earnings of unconsolidated entities increased by $15.0 million, driven by net income earned by the 2025 Partnership in the current period, compared to losses in the prior period.
Comparison of the six months ended June 30, 2026 and 2025
Total other expense increased by $12.2 million driven by the following:
•Gain on sale to the 2025 Partnership decreased by $27.8 million, driven by the lower number of Seed Assets sold to the 2025 Partnership in the current period as compared to the prior period.
•Other income decreased by $5.1 million, primarily due a decrease in insurance settlements in the current period as compared to the prior period.
•Equity in earnings of unconsolidated entities increased by $20.2 million, driven by net income earned by the 2025 Partnership in the current period, compared to losses in the prior period.
Provision for income taxes
The provision for income taxes decreased $12.3 million and $3.7 million for the three and six months ended June 30, 2026, as compared to the prior period, primarily driven by lower income generated in the Aviation Leasing segment within taxable jurisdictions.
Net income
Net income decreased by $40.3 million and $4.8 million for the three and six months ended June 30, 2026, as compared to the prior period, primarily due to the changes noted above.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $56.4 million and increased by $0.7 million for the three and six months ended June 30, 2026, as compared to the prior period, primarily due to the changes noted above.
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
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Aerospace products revenue	$692,229	$420,686	$271,543	$1,214,814	$685,111	$529,703
MRE Contract revenue	182,799	69,585	113,214	404,029	170,223	233,806
Total revenues	875,028	490,271	384,757	1,618,843	855,334	763,509

Expenses
Cost of sales	614,529	317,469	297,060	1,125,541	546,224	579,317
Operating expenses	10,997	8,989	2,008	21,836	14,676	7,160
Acquisition and transaction expenses	144	1,414	(1,270)	129	2,546	(2,417)
Depreciation and amortization	4,903	3,704	1,199	9,581	7,288	2,293
Total expenses	630,573	331,576	298,997	1,157,087	570,734	586,353

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(182)	714	(896)	(222)	827	(1,049)
Other income	(59)	—	(59)	112	—	112
Total other income	(241)	714	(955)	(110)	827	(937)
Income before income taxes	244,214	159,409	84,805	461,646	285,427	176,219
Provision for income taxes	49,970	25,827	24,143	83,667	45,202	38,465
Net income attributable to shareholders	$194,244	$133,582	$60,662	$377,979	$240,225	$137,754

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net income attributable to shareholders	$194,244	$133,582	$60,662	$377,979	$240,225	$137,754
Add: Provision for income taxes	49,970	25,827	24,143	83,667	45,202	38,465
Add: Equity-based compensation expense	223	168	55	250	323	(73)
Add: Acquisition and transaction expenses	144	1,414	(1,270)	129	2,546	(2,417)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,903	3,704	1,199	9,581	7,288	2,293
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	50	883	(833)	464	1,052	(588)
Less: Equity in losses (earnings) of unconsolidated entities	182	(714)	896	222	(827)	1,049
Adjusted EBITDA (non-GAAP)	$249,716	$164,864	$84,852	$472,292	$295,809	$176,483
(1)Includes the following items for the three months ended June 30, 2026: (i) net loss of $182 (2025 - net income of $714), (ii) depreciation and amortization expense of $204 (2025 - $169), and (iii) tax expense of $28 (2025 - $0).
Includes the following items for the six months ended June 30, 2026: (i) net loss of $222 (2025 - net income of $827), (ii) depreciation and amortization expense of $631 (2025 - $225), and (iii) tax expense of $55 (2025 - $0).
Revenues
Comparison of the three months ended June 30, 2026 and 2025
Total revenues increased by $384.8 million, due to the following:
•Aerospace products revenue increased by $271.5 million, primarily due to a $262.6 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue increased by $113.2 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
Comparison of the six months ended June 30, 2026 and 2025
Total revenues increased by $763.5 million, due to the following:
•Aerospace products revenue increased by $529.7 million, primarily due to a $509.4 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue increased by $233.8 million, primarily due to an increase in engine and module sales made to the 2025 Partnership.
Expenses
Comparison of the three months ended June 30, 2026 and 2025
Total expenses increased by $299.0 million, due to the following:
•Cost of sales increased by $297.1 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
Comparison of the six months ended June 30, 2026 and 2025
Total expenses increased by $586.4 million, due to the following:
•Cost of sales increased by $579.3 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.

Provision for income taxes
The provision for income taxes increased by $24.1 million and $38.5 million for the three and six months ended June 30, 2026, as compared to the prior period, primarily due to the increase in income discussed above from Aerospace Products activities in jurisdictions subject to taxes.
Net income
Net income increased $60.7 million and $137.8 million for the three and six months ended June 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $84.9 million and $176.5 million for the three and six months ended June 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.
Aviation Leasing Segment
As of June 30, 2026, in our Aviation Leasing segment, we own and manage 198 aviation assets, consisting of 22 commercial aircraft and 176 engines.
As of June 30, 2026, 19 of our commercial aircraft and 93 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 68% utilized during the three months ended June 30, 2026, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 37 months, and our engines currently on-lease have an average remaining lease term of 29 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2026	5	42	47
Purchases	—	—	—
Sales	—	(15)	(15)
Transfers	—	(2)	(2)
Insurance settlement - Russia assets	(3)	(5)	(8)
Assets at June 30, 2026	2	20	22

Engines
Assets at January 1, 2026	18	225	243
Purchases	1	13	14
Sales	—	(1)	(1)
Transfers	(1)	(62)	(63)
Insurance settlement - Russia assets	(10)	(7)	(17)
Assets at June 30, 2026	8	168	176

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$27,765	$62,439	$(34,674)	$67,657	$130,879	$(63,222)
Maintenance revenue	25,793	73,104	(47,311)	56,392	122,711	(66,319)
Asset sales revenue	16,925	47,915	(30,990)	27,109	66,854	(39,745)
Other revenue (1)	7,574	2,508	5,066	13,781	2,535	11,246
Total revenues	78,057	185,966	(107,909)	164,939	322,979	(158,040)

Expenses
Cost of sales	21,253	51,789	(30,536)	34,509	71,748	(37,239)
Operating expenses	11,785	11,089	696	22,060	18,515	3,545
Acquisition and transaction expenses	1,848	577	1,271	6,034	3,482	2,552
Depreciation and amortization	40,985	50,423	(9,438)	87,470	105,484	(18,014)
Total expenses	75,871	113,878	(38,007)	150,073	199,229	(49,156)

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	16,749	(782)	17,531	24,426	(1,559)	25,985
Gain on sale to the 2025 Partnership	2,465	34,604	(32,139)	17,633	45,474	(27,841)
Other income	7,237	26,974	(19,737)	54,476	59,593	(5,117)
Total other income	26,451	60,796	(34,345)	96,535	103,508	(6,973)
Income before income taxes	28,637	132,884	(104,247)	111,401	227,258	(115,857)
Provision for income taxes	7,771	26,453	(18,682)	26,097	43,801	(17,704)
Net income attributable to shareholders	$20,866	$106,431	$(85,565)	$85,304	$183,457	$(98,153)
(1)Includes servicing fees of $6,988 and $12,849 for the three and six months ended June 30, 2026, respectively (2025 - $2,052 and $2,600, respectively), from the 2025 Partnership.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net income attributable to shareholders	$20,866	$106,431	$(85,565)	$85,304	$183,457	$(98,153)
Add: Provision for income taxes	7,771	26,453	(18,682)	26,097	43,801	(17,704)
Add: Equity-based compensation expense	361	264	97	525	439	86
Add: Acquisition and transaction expenses	1,848	577	1,271	6,034	3,482	2,552
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	46,117	60,864	(14,747)	99,826	124,750	(24,924)
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	27,996	3,932	24,064	47,809	3,804	44,005
Less: Equity in (earnings) losses of unconsolidated entities	(16,749)	782	(17,531)	(24,426)	1,559	(25,985)
Adjusted EBITDA (non-GAAP)	$88,210	$199,303	$(111,093)	$241,169	$361,292	$(120,123)
(1)Includes the following items for the three months ended June 30, 2026: (i) depreciation expense of $40,985 (2025 - $50,423), (ii) lease intangible amortization of $(89) (2025 - $2,153) and (iii) amortization for lease incentives of $5,221 (2025 - $8,288).
Includes the following items for the six months ended June 30, 2026: (i) depreciation expense of $87,470 (2025 - $105,484), (ii) lease intangible amortization of $248 (2025 - $5,359) and (iii) amortization for lease incentives of $12,108 (2025 - $13,907).
(2)Includes the following items for the three months ended June 30, 2026: (i) net income of $16,749 (2025 - net loss of $782), (ii) interest expense of $5,771 (2025 - $1,490), (iii) depreciation and amortization of $5,476 (2025 - $3,301), and (iv) acquisition and transaction expense of $0 (2025 - $(77)).
Includes the following items for the six months ended June 30, 2026: (i) net income of $24,426 (2025 - net loss of $1,559), (ii) interest expense of $9,267 (2025 - $1,490), (iii) depreciation and amortization of $14,116 (2025 - $3,403) and (iv) acquisition and transactions expenses of $0 (2025 - $470).
Revenues
Comparison of the three months ended June 30, 2026 and 2025
Total revenue decreased by $107.9 million, driven by the following:
•Lease income decreased by $34.7 million, due to decreases in aircraft lease revenue of $19.5 million, driven by the sale of Seed Assets to the 2025 Partnership, and decreases in engine lease revenue of $15.2 million, driven by a decrease in revenue generating assets on lease.
•Maintenance revenue decreased by $47.3 million, due to decreases in aircraft maintenance revenue of $31.0 million and engine maintenance revenue of $16.3 million, both driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $31.0 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
•Other revenue increased by $5.1 million, primarily as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
Comparison of the six months ended June 30, 2026 and 2025
Total revenue decreased by $158.0 million, driven by the following:
•Maintenance revenue decreased by $66.3 million, primarily due to a decrease in aircraft maintenance revenue of $39.1 million and a decrease in engine maintenance revenue of $27.2 million, both driven by a decrease in revenue generating assets on lease.
•Lease income decreased by $63.2 million, primarily due to a decrease in aircraft lease revenue of $44.2 million, and a decrease in engine lease revenue of $19.0 million, both driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $39.7 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.

•Other revenue increased by $11.2 million as a result of servicing fees earned in our capacity as the Servicer to the 2025 Partnership.
Expenses
Comparison of the three months ended June 30, 2026 and 2025
Total expenses decreased by $38.0 million, driven by the following:
•Cost of sales decreased by $30.5 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense decreased by $9.4 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
Comparison of the six months ended June 30, 2026 and 2025
Total expenses decreased by $49.2 million, driven by the following:
•Cost of sales decreased by $37.2 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense decreased by $18.0 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
•Operating expense increased by $3.5 million, primarily driven by an increase in equipment lease expense in the current period.
•Acquisition and transaction expense increased by $2.6 million, primarily driven by higher professional fees associated with the 2025 Partnership in the current period.
Other income (expense)
Comparison of the three months ended June 30, 2026 and 2025
Total other income decreased by $34.3 million, primarily due (i) a $32.1 million decrease in gain on sale to the 2025 Partnership, driven by the lower number of Seed Assets sold to the 2025 Partnership as compared to the prior period, and (ii) a $19.7 million decrease in other income driven by a decrease in insurance settlements in the current period; partially offset by (iii) a $17.5 million increase in equity in earnings of unconsolidated entities as a result of net income earned by the 2025 Partnership.
Comparison of the six months ended June 30, 2026 and 2025
Total other income decreased by $7.0 million, primarily due (i) a $27.8 million decrease in gain on sale to the 2025 Partnership, driven by the lower number of Seed Assets sold to the 2025 Partnership as compared to the prior period; partially offset by (ii) a $26.0 million increase in equity in earnings of unconsolidated entities as a result of net income earned by the 2025 Partnership.
Provision for income taxes
The provision for income taxes decreased by $18.7 million and $17.7 million for the three and six months ended June 30, 2026, respectively, as compared to the prior period, primarily due to the respective changes in income discussed above from leasing activities in jurisdictions subject to taxes.
Net income
Net income decreased by $85.6 million and $98.2 million for the three and six months ended June 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $111.1 million and $120.1 million for the three and six months ended June 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Other revenue	$—	$—	$—	$—	$4	$(4)
Total revenues	—	—	—	—	4	(4)

Expenses
Operating expenses	44,785	14,250	30,535	88,658	33,575	55,083
General and administrative	2,245	2,442	(197)	4,658	5,558	(900)
Acquisition and transaction expenses	3,707	2,498	1,209	15,897	5,753	10,144
Depreciation and amortization	1,098	1,109	(11)	2,224	2,026	198
Total expenses	51,835	20,299	31,536	111,437	46,912	64,525

Other (expense) income
Interest expense	(64,102)	(63,965)	(137)	(125,509)	(126,005)	496
Other income	396	182	214	568	634	(66)
Total other expense	(63,706)	(63,783)	77	(124,941)	(125,371)	430
Loss before income taxes	(115,541)	(84,082)	(31,459)	(236,378)	(172,279)	(64,099)
Benefit from income taxes	(32,122)	(14,402)	(17,720)	(52,685)	(28,266)	(24,419)
Net loss	(83,419)	(69,680)	(13,739)	(183,693)	(144,013)	(39,680)
Less: Dividends on preferred shares	3,709	3,709	—	7,418	9,824	(2,406)
Less: Loss on redemption of preferred shares	3,800	—	3,800	3,800	6,327	(2,527)
Net loss attributable to shareholders	$(90,928)	$(73,389)	$(17,539)	$(194,911)	$(160,164)	$(34,747)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to shareholders	$(90,928)	$(73,389)	$(17,539)	$(194,911)	$(160,164)	$(34,747)
Add: Benefit from income taxes	(32,122)	(14,402)	(17,720)	(52,685)	(28,266)	(24,419)
Add: Equity-based compensation expense	6,748	5,083	1,665	12,904	9,642	3,262
Add: Acquisition and transaction expenses	3,707	2,498	1,209	15,897	5,753	10,144
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	3,800	—	3,800	3,800	6,327	(2,527)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,098	1,109	(11)	2,224	2,026	198
Add: Interest expense and dividends on preferred shares	67,812	67,674	138	132,928	135,829	(2,901)
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(39,885)	$(11,427)	$(28,458)	$(79,843)	$(28,853)	$(50,990)

Expenses
Comparison of the three months ended June 30, 2026 and 2025
Total expenses increased by $31.5 million, primarily due to the following:
•Operating expenses increased $30.5 million, primarily due to an increase in compensation and benefits expense due to an increase in employee headcount and increased overall compensation, technology development costs and general corporate expenses.
Comparison of the six months ended June 30, 2026 and 2025
Total expenses increased by $64.5 million, primarily due to the following:
•Operating expenses increased $55.1 million, primarily due to an increase in compensation and benefits expense due to an increase in employee headcount and increased overall compensation, technology development costs and general corporate expenses.
•Acquisition and transaction expense increased $10.1 million, primarily due to higher professional fees associated with acquisitions and transactions in the current period.
Benefit from income taxes
The benefit from income taxes increased by $17.7 million and $24.4 million for the three and six months ended June 30, 2026, respectively, as compared to the prior period. The increase was mainly driven by higher corporate overhead expenses deductible for 2026 tax purposes.
Net loss
Net loss increased by $13.7 million and $39.7 million during the three and six months ended June 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $28.5 million and $51.0 million during the three and six months ended June 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.

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
The 2025 Partnership, and follow on partnerships, is the primary buyer of on-lease 737NG and A320ceo aircraft. The Company, as the Servicer, provides aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company made minority capital commitments to the 2025 Partnership in the same proportion relative to additional third-party institutional investors.
Our principal uses of liquidity have been and continue to be (i) acquisitions of aircraft and engines, (ii) dividends to our ordinary and preferred shareholders, (iii) expenses associated with our operating activities, and (iv) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $352.6 million during the six months ended June 30, 2026 (2025 - $594.9 million).
•Distributions to shareholders, including cash dividends and preferred stock redemptions, were $200.1 million during the six months ended June 30, 2026 (2025 - $71.4 million).
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
•Cash flows from operating activities, plus the principal collections on finance leases and maintenance reserve collections, were $(252.7) million during the six months ended June 30, 2026 (2025 - $(107.2) million).
•During the six months ended June 30, 2026, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $625.0 million and $625.0 million, respectively (2025 - $430.0 million and $430.0 million, respectively).
•Proceeds from the sale of assets were $793.0 million during the six months ended June 30, 2026 (2025 - $(986.5) million).
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
Historical Cash Flow
Comparison of the six months ended June 30, 2026 and 2025
The following table compares the historical cash flow for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flow Data:
Net cash used in operating activities	$(265,303)	$(136,284)
Net cash provided by investing activities	515,714	496,148
Net cash used in financing activities	(213,692)	(173,069)
Net cash used in operating activities increased $129.0 million, primarily reflecting a decrease in our Net income of $4.8 million and certain adjustments to reconcile net income to cash used in operating activities, including a:
•increase in Changes in net working capital of $160.8 million,
•decrease in Deferred income taxes of $32.6 million,
•decrease in Equity in losses of unconsolidated entities of $20.2 million; partially offset by
•decrease in Gain on sale of assets of $48.2 million, and

•decrease in Gain on sale of assets to the 2025 Partnership of $27.8 million.
Net cash provided by investing activities increased $19.6 million, primarily due to an:
•decrease in Acquisition of leasing equipment of $249.1 million,
•decrease in Investment in unconsolidated entities of $19.5 million,
•increase in Return of capital from unconsolidated entities of $19.2 million; partially offset by
•decrease in Proceeds from the sale of assets to the 2025 partnership of $221.5 million, and
•decrease in Return of deposits for acquisition of leasing equipment of $38.9 million.
Net cash used in financing activities increased $40.6 million, primarily due to a:
•decrease in Proceeds from debt of $195.0 million,
•increase in Repayment of debt of $195.0 million,
•increase in Cash dividends on ordinary shares of $25.7 million,
•decrease in receipt of maintenance deposits under operating lease agreements of $15.6 million,
•increase in Payment of deferred financing costs of $11.5 million,
•Increase in Settlement of equity-based compensation of $7.5 million; partially offset by
•decrease in Redemption of preferred shares of $18.7 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2026, we had outstanding principal and interest payment obligations of $3.5 billion and $1.0 billion, respectively, of which only interest payments of $228.8 million are due in the next twelve months. Refer to Note 6, “Debt” in our “Notes to Consolidated Financial Statements” for additional information about our debt obligations.
Lease Obligations—As of June 30, 2026, we had outstanding operating and finance lease obligations of $43.0 million, of which $6.0 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $153.9 million and $14.8 million on our ordinary shares and preferred shares, respectively.
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
As of June 30, 2026, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.
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
As of June 30, 2026, we had 3.5 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first partnership under the initiative, the 2025 Partnership, focuses on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The 2025 Partnership, and follow-on partnerships, is the primary buyer of on-lease 737NG and A320ceo aircraft. We provide aircraft management services to the 2025 Partnership, and the Company receives customary, market-based compensation for providing such services. The Company also made minority capital commitments to the 2025 Partnership. We expect to provide aircraft management services to, and make minority investments in, future partnerships. Our Strategic Capital Initiative is subject to certain risks, which include, but are not limited to:
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
•Risks of loss related to our investment. We made minority capital commitments in the 2025 Partnership and expect to make minority investments in future partnerships. Our investments are subject to the risk of loss if the 2025 Partnership and future partnership do not perform well. In addition, we receive servicing fees and profit participation distributions for the services we provide to the 2025 Partnership and expect to perform for future partnerships. If the 2025 Partnership and future partnerships are not successful, that will have an adverse affect on our results of operations and cash flows.
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
Transitions to new suppliers may lead to significant costs and delays, particularly due to the recertification of newly supplied parts, as required by our customers, lessees, and/or regulatory agencies. Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to lessee and customer relationships. Further, increased costs of such components could reduce our profits if we were unable to pass along such price increases to our customers and lessees.
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
Our board of directors has adopted the FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”), which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, and other equity-based and non-equity based awards, to the directors, officers, employees, service providers, consultants and advisors who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 5,750,000 ordinary shares for issuance under the Incentive Plan. As of June 30, 2026, rights relating to 5,653,927 of our ordinary shares were outstanding under the Incentive Plan.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
3.2	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
3.3	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
4.1	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.2	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.3	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
4.4	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
4.5	Second Supplemental Indenture, dated as of January 28, 2022, between FTAI Italia DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028. (incorporated in Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
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

4.7	Fourth Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028. (incorporated in Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.8	Fifth Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028.
4.9	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.10	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.11	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030. (incorporated in Exhibit 4.10 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.12	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030.
4.13	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.14	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.15	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031. (incorporated in Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.16	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031.
4.17	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.18	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.19	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2032. (incorporated in Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.20	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2032.
4.21	Indenture, dated as of October 9, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).

	Exhibit No.	Description
	4.22	Form of global note representing the Company’s 5.875% senior unsecured notes due 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.23	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.875% senior unsecured notes due 2033. (incorporated in Exhibit 4.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
	4.24	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.875% senior unsecured notes due 2033.
	4.25	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K, filed on March 3, 2025).
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023 (incorporated in Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
	10.2	FTAI Aviation Ltd. 2025 Omnibus Incentive Plan, effective as of May 29, 2025 (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 16, 2025).
†	10.3	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.4	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
	10.7	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.8	Fourth Amended and Restated Credit Agreement, dated as of April 24, 2026, between FTAI Aviation Investors LLC, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
	10.9	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated as of July 15, 2026, between FTAI Aviation Investors LLC, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
*	10.10	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.12	Letter Agreement, dated February 28, 2020, by and between FTAI Aviation LLC and David Moreno (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026).
†	10.13	Letter Agreement, dated February 28, 2020, by and between FTAI Aviation LLC and Stacy Kuperus (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026).
†	10.14	Letter Agreement, dated August 8, 2024, by and between FTAI Aviation LLC and BoHee Yoon (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026).
*#	10.15	Seventh Amended and Restated Aircraft Sale and Purchase Agreement, dated as of June 29, 2026, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing Ireland (2025) DAC, FTAI Aircraft Leasing Ireland II (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers.
*#	10.16
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

*#	10.17	Form of Amended and Restated Agreement of Exempted Limited Partnership of FTAI Aircraft Leasing (2025) GP L.P. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026)
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
#	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	July 31, 2026
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Nicholas McAleese	Date:	July 31, 2026
Nicholas McAleese
Chief Financial Officer

By:	/s/ Michael Hazan	Date:	July 31, 2026
Michael Hazan
Chief Accounting Officer