Form 10-Q
period 2026-09-30
FTAI Aviation Ltd.
filed 2026-11-02
CIK 1590364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 102,261,586 ordinary shares outstanding at October 30, 2026.

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

FTAI AVIATION LTD.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI AVIATION LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	2	$385,624	$300,476
Accounts receivable, net (1)	2	155,638	209,907
Inventory, net	2	1,932,298	1,193,773
Other current assets (2)	2	470,130	408,364
Total current assets		2,943,690	2,112,520
Leasing equipment, net	3	1,035,039	1,545,804
Property, plant, and equipment, net	2	180,771	120,068
Investments	4	400,883	314,156
Intangible assets, net	5	12,478	19,929
Goodwill		94,221	94,221
Other non-current assets		139,249	167,060
Total assets		$4,806,331	$4,373,758

Liabilities
Current Liabilities
Accounts payable		$179,867	$208,224
Accrued liabilities		225,379	90,009
Current maintenance deposits	2	18,254	25,439
Current security deposits		10,094	14,001
Contract liabilities - affiliate	2	234,000	—
Other current liabilities	2	103,431	62,202
Total current liabilities		771,025	399,875
Long-term debt, net	6	3,455,515	3,448,891
Non-current maintenance deposits	2	16,777	46,237
Non-current security deposits	2	6,989	15,211
Other non-current liabilities		122,669	129,370
Total liabilities		$4,372,975	$4,039,584

Commitments and contingencies	13

Equity
Ordinary shares: $0.01 par value per share; 2,000,000,000 shares authorized; 102,448,764 shares issued and outstanding as of September 30, 2026 (December 31, 2025 - 102,573,283)		$1,024	$1,026
Preferred shares: $0.01 par value per share; 200,000,000 shares authorized; 2,600,000 shares issued and outstanding as of September 30, 2026 (December 31, 2025 - 6,800,000)		26	68
Additional paid in capital		—	50,567
Retained earnings		432,306	282,513
Shareholders' equity		433,356	334,174
Total liabilities and equity		$4,806,331	$4,373,758
(1)Includes accounts receivable from the SCI Partnerships of $10,951 as of September 30, 2026 (December 31, 2025 - $47,294).
(2)Includes receivables from the SCI Partnerships of $3,086 as of September 30, 2026 (December 31, 2025 - $20,681).

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2026	2025	2026	2025
Revenues
Aerospace products revenue	2	$780,598	$459,206	$1,995,412	$1,144,317
MRE Contract revenue - affiliate	2, 10	129,408	58,663	533,437	228,886
Lease income	2	25,281	55,072	92,938	185,951
Maintenance revenue	2	27,292	52,370	83,684	175,081
Asset sales revenue	2	5,886	38,461	32,995	105,315
Other revenue (1)		9,192	3,292	22,973	5,831
Total revenues	11	977,657	667,064	2,761,439	1,845,381

Expenses
Cost of sales		623,821	362,922	1,783,871	980,894
Operating expenses	2	62,327	39,092	175,434	105,858
Research and development	2	22,014	—	41,461	—
General and administrative		2,305	1,829	6,963	7,387
Acquisition and transaction expenses		5,030	7,066	27,090	18,847
Depreciation and amortization	3, 5	43,295	55,278	142,570	170,076
Total expenses		758,792	466,187	2,177,389	1,283,062

Other (expense) income
Interest expense		(65,119)	(60,784)	(190,628)	(186,789)
Equity in earnings (losses) of unconsolidated entities (2)	4	16,933	(4,224)	24,540	(16,841)
Gain on sale to the 2025 Partnership - affiliate	2	—	4,609	17,633	50,083
Other income		2,168	3,570	57,324	63,797
Total other expense		(46,018)	(56,829)	(91,131)	(89,750)
Income before income taxes		172,847	144,048	492,919	472,569
Provision for income taxes	9	22,239	26,330	79,318	87,067
Net income		150,608	117,718	413,601	385,502
Less: Dividends on preferred shares		1,544	3,709	8,962	13,533
Less: Loss on redemption of preferred shares		—	—	3,800	6,327
Net income attributable to shareholders		$149,064	$114,009	$400,839	$365,642

Earnings per share:	12
Basic		$1.45	$1.11	$3.91	$3.57
Diluted		$1.43	$1.10	$3.85	$3.52

Weighted average shares outstanding:
Basic		102,667,105	102,569,415	102,613,229	102,560,285
Diluted		104,106,460	103,966,650	104,059,963	103,951,713
(1)Includes servicing fees of $4,704 and $17,553 for the three and nine months ended September 30, 2026, respectively (2025 - $3,035 and $5,635, respectively), from the SCI Partnerships.
(2)Includes the profit elimination of $(5,055) and $(21,652) for the three and nine months ended September 30, 2026, respectively (2025 - $(3,908) and $(15,793), respectively), for sales to the SCI Partnerships.

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2026
	Ordinary Shares	Preferred Shares	Additional Paid In Capital	Retained Earnings	Total Equity
Equity - December 31, 2025	$1,026	$68	$50,567	$282,513	$334,174
Net income				262,993	262,993
Total comprehensive income				262,993	262,993
Redemption of preferred shares		(42)	(57,492)	(44,159)	(101,693)
Loss on redemption of preferred shares				(3,800)	(3,800)
Issuance of ordinary shares			710		710
Dividends declared - ordinary shares				(87,194)	(87,194)
Dividends declared - preferred shares				(7,418)	(7,418)
Equity-based compensation			13,679		13,679
Net settlement on vesting of equity awards			(7,464)		(7,464)
Equity - June 30, 2026	$1,026	$26	$—	$402,935	$403,987
Net income				150,608	150,608
Total comprehensive income				150,608	150,608
Share repurchases	(2)			(49,953)	(49,955)
Dividends declared - ordinary shares				(51,360)	(51,360)
Dividends declared - preferred shares				(1,544)	(1,544)
Equity-based compensation			7,767		7,767
Net settlement on vesting of equity awards			(7,767)	(18,380)	(26,147)
Equity - September 30, 2026	$1,024	$26	$—	$432,306	$433,356

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

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$413,601	$385,502
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) losses of unconsolidated entities (1)	(24,540)	16,841
Gain on sale of assets	(285,068)	(294,761)
Gain on sale of assets to the 2025 Partnership - affiliate	(17,633)	(50,083)
Gain on insurance recoveries	(49,545)	(54,325)
Security deposits and maintenance claims included in earnings	(6,763)	(24,919)
Equity-based compensation	21,446	16,059
Depreciation and amortization	142,570	170,076
Deferred income taxes	13,148	77,559
Change in fair value of guarantees	1,255	2,460
Amortization of lease intangibles and incentives	18,243	31,843
Amortization of deferred financing costs	9,026	8,772
Provision for credit losses	—	276
Other	4,807	710
Change in:
Accounts receivable	52,927	(38,968)
Contract liabilities - affiliate	234,000	—
Inventory	(885,934)	(391,908)
Other assets	(112,055)	(64,011)
Accounts payable and accrued liabilities	105,209	100,739
Management fees payable to affiliate	—	(960)
Other liabilities	32,289	(22,568)
Net cash used in operating activities	(333,017)	(131,666)

Cash flows from investing activities:
Investment in unconsolidated entities	(129,540)	(188,698)
Return of capital from unconsolidated entities	67,352	27,113
Principal collections on finance leases	—	1,580
Principal collections on notes receivable	2,823	4,328
Acquisition of business, net of cash acquired	—	(37,133)
Acquisition of leasing equipment	(298,126)	(489,781)
Investments in financing receivables	—	(2,764)
Investment in promissory notes	(4,754)	—
Acquisition of property, plant and equipment	(66,373)	(17,511)
Acquisition of lease intangibles	(1,034)	2,757
Deposits for acquisition of leasing equipment (2)	(34,446)	(58,646)
Proceeds from sale of assets	988,218	890,434
Proceeds from sale of assets to the 2025 Partnership - affiliate	175,657	485,108
Proceeds from settlement of insurance claims	49,533	54,325
Proceeds from deposits on sale of leasing equipment	—	6,405
Return of deposits for acquisition of leasing equipment (2)	8,362	45,151
Net cash provided by investing activities	$757,672	$722,668

See accompanying notes to consolidated financial statements.

FTAI AVIATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from debt	$1,225,000	$430,000
Repayment of debt	(1,225,000)	(430,000)
Payment of deferred financing costs	(12,123)	(524)
Receipt of security deposits under operating lease agreements	1,005	4,490
Return of security deposits under operating lease agreements	(1,514)	(3,469)
Receipt of maintenance deposits under operating lease agreements	15,420	40,284
Release of maintenance deposits under operating lease agreements	(5,720)	(5,452)
Share repurchases	(49,955)	—
Settlement of equity-based compensation	(33,611)	(1,497)
Redemption of preferred shares	(105,493)	(124,167)
Cash dividends - ordinary shares	(138,554)	(92,305)
Cash dividends - preferred shares	(8,962)	(13,533)
Net cash used in financing activities	$(339,507)	$(196,173)

Net increase in cash and cash equivalents and restricted cash	85,148	394,829
Cash and cash equivalents and restricted cash, beginning of period	300,626	115,266
Cash and cash equivalents and restricted cash, end of period	$385,774	$510,095

Supplemental disclosure of non-cash investing and financing activities (see Note 2 for additional non-cash information):
Receipt of notes receivable in connection with the sale of leasing equipment	$47,181	$32,996
Acquisition of leasing equipment in accrued liabilities	(2,303)	(22,634)
Purchase deposits reclassified to leasing equipment from other assets upon acquisition	—	(52,817)
Accounts receivable settled with maintenance deposits	(10,427)	(23,883)
(1)Includes the profit elimination of $(21,652) for the nine months ended September 30, 2026 (2025 - $(15,793)) for sales to the SCI Partnerships within the Aerospace Products segment.
(2)Includes deposits for acquisition of leasing equipment paid on behalf of the SCI Partnerships of $2,932 for the nine months ended September 30, 2026 (2025 - $23,473), and return of deposits for the acquisition of leasing equipment reimbursed from the SCI Partnerships of $2,932 for the nine months ended September 30, 2026 (2025 - $42,813).

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
Principles of Consolidation—The Company consolidates all entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) model or voting interest entity (“VOE”) model. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
When assessing an entity for consolidation, the Company first evaluates whether it has a variable interest in the entity. The Company does not consolidate any entity for which it does not have a variable interest.
The Company next determines whether the entity is a VIE. Under ASC 810-10-15-14, an entity is a VIE if, by design, (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (ii) the holders of the equity investment at risk as a group lack the power to direct the activities that most significantly affect the entity’s economic performance, the obligation to absorb its expected losses, or the right to receive its expected residual returns; or (iii) the voting rights of some investors are not proportionate to their obligations to absorb the entity’s expected losses or rights to receive its expected residual returns, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. For limited partnerships and similar entities, the holders of the equity investment at risk lack the power described in (ii) unless a simple majority or lower threshold of the limited partners (excluding the general partner, entities under common control with the general partner, and other parties acting on behalf of the general partner) hold substantive kick-out rights or participating rights. For this purpose, kick-out rights include the ability to dissolve (liquidate) the partnership without cause.
The Company consolidates a VIE when it concludes it is the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company does not consolidate an entity if it is not deemed to be its primary beneficiary.
Entities that do not qualify as VIEs are assessed for consolidation as VOEs. The Company consolidates a VOE when the Company owns the majority of an entity’s voting interests or otherwise has the ability to control the entity. For limited partnerships in which the Company is the general partner, the Company is presumed to control the partnership unless the limited partners hold substantive kick-out or participating rights.
The Company applies the equity method of accounting for investments in entities that it does not control but over which it exercises significant influence. Under the equity method, the Company records its proportionate share of the underlying net income (loss) of these entities.
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
Maintenance, Repair and Exchange (“MRE”) Contract revenue - affiliate—MRE Contract revenue - affiliate consists of the transaction price related to the sale of CFM56-5B, CFM56-7B and V2500 commercial aircraft engines and related modules to, and subsequent exchange of unserviceable engines and modules from, the special purpose entities (the “SPVs”) of the first and second partnership of the Strategic Capital Initiative (the “2025 Partnership” and “2026 Partnership”, respectively; collectively the “SCI Partnerships”). The net cash purchase price received by the Company is contractual and customary market-based compensation for fulfilling such performance obligations. MRE Contract revenue - affiliate is recognized under ASC 606 at the point in time when a performance obligation is satisfied by transferring control of the serviceable engine or module to the SCI Partnerships, along with corresponding costs of sales. Refer to Note 10 “Affiliate Transactions and Former Management Agreement” for additional information on the SCI Partnerships and the Strategic Capital Initiative.
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
Servicing Fees—The Company provides services to the SCI Partnerships related to acquiring, leasing, remarketing and selling aircraft, administering leases and collections, overseeing lessee maintenance and insurance, and obtaining valuations. The Company receives customary, market-based servicing fees in exchange for the services rendered. Servicing fees are recognized over time as the services are performed and are included in Other revenue on the Company’s Consolidated Statements of Operations.
Expenses
Research and Development— Research and development (“R&D”) consists of costs incurred for design and testing related to the development of aeroderivative turbines for FTAI Power. R&D costs that have no alternative use are expensed as incurred in accordance with ASC 730.
R&D expense was $22.0 million and $41.5 million for the three and nine months ended September 30, 2026, respectively (2025 - $0.0 million and $0.0 million, respectively).
Other (Expense) Income
Gain on Sale to the 2025 Partnership - affiliate—The 2025 Partnership acquired on-lease narrowbody aircraft from the Company (the “Seed Assets”) and receives replacement aircraft engines and modules through the Company’s MRE business. During the three and nine months ended September 30, 2026, 0 and 15 aircraft were sold to the 2025 Partnership for a gain of $0.0 million and $17.6 million, respectively (2025 - 8 and 45 aircraft sold for a gain of $4.6 million and $50.1 million, respectively). The aircraft sales were accounted for under ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, as they were non-recurring in nature and not considered part of the Company’s ordinary activities. Refer to Note 10 “Affiliate Transactions and Former Management Agreement” for additional information on the 2025 Partnership and the Strategic Capital Initiative.
Other Income—During the three and nine months ended September 30, 2026, the Company recognized $0.0 million and $49.5 million, respectively (2025 - $0.0 million and $54.3 million, respectively), in insurance recoveries in connection with the settlement of claims related to the aircraft and engines located in Russia and recorded the gain within other income.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk with respect to amounts due from customers and lessees. The Company attempts to limit its credit risk by performing ongoing credit evaluations. The Company earned 37%, 14% and 14% of its revenue from three customers in the Aerospace Products segment during the three months ended September 30, 2026, and 27% and 20% of its revenue from two customers in the Aerospace Products segment during the nine months ended September 30, 2026. The Company earned 16% and 11% of its revenue from two customers in the Aerospace Products segment during the three months ended September 30, 2025, and 12% of its revenue from one customer in the Aerospace Products segment during the nine months ended September 30, 2025.
As of September 30, 2026, there was one customer in the Aerospace Products segment that represented 21% of total accounts receivable, net. As of December 31, 2025, there was one customer in the Aerospace Products segment that represented 23% of total accounts receivable, net.

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
Allowance for Doubtful Accounts—The Company determines the allowance for doubtful accounts based on its assessment of the collectability of its leasing receivables, notes receivables and inventory sales. In assessing the allowance, the Company considers past collection history and specific risks identified among uncollected accounts. The assessment of collectability of its leasing receivables, notes receivables and inventory sales is done quarterly, on a customer-by-customer basis. The allowance for doubtful accounts was $28.4 million as of September 30, 2026 (December 31, 2025 - $28.4 million). There was no provision for credit losses for the three and nine months ended September 30, 2026, respectively (2025 - $0.1 million and $0.3 million, respectively). The provision for credit losses is included in the Company's operating expenses. Receivables are written off after all reasonable means to collect the full amount have been exhausted. For the three and nine months ended September 30, 2026, the Company recorded no write-offs and recoveries, net of its allowance for doubtful accounts (2025 - $0.1 million and $46.8 million, respectively).
Other Current Assets—Other current assets are summarized as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Notes receivable	$214,981	$216,298
Prepaid expenses including prepayments for maintenance that has not yet been incurred	175,799	79,806
Other	79,350	112,260
Other current assets	$470,130	$408,364

Other Current Liabilities—Other current liabilities are summarized as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Customer deposits and advanced payments	28,466	33,755
Tax liabilities	59,002	15,264
Other	15,963	13,183
Other current liabilities	$103,431	$62,202
Contract Liabilities - affiliate—Contract liabilities - affiliate represent cash received from J&F Power Systems LLC ("J&F") in advance of delivery of equipment orders. There was no contract liability balance as of December 31, 2025 and as a result, no revenue was recognized during the nine months ended September 30, 2026 related to the contract liability balance as of December 31, 2025.
Contract liabilities - affiliate increased by $234.0 million during the nine months ended September 30, 2026, due to an increase in cash consideration received from J&F, which preceded the Company's satisfaction of the associated performance obligations (i.e. delivery of equipment orders) relating to equipment sales expected to be fulfilled in the next 12 months. Refer to Note 10 “Affiliate Transactions and Former Management Agreement” for additional information on J&F.
Dividends—Dividends are recorded if and when declared by the Board of Directors. For the three and nine months ended September 30, 2026, the Board of Directors declared cash dividends of $0.50 and $1.45 per ordinary share, respectively (2025 - $0.35 and $0.95, respectively).
Additionally, for the three months ended September 30, 2026, the Board of Directors declared cash dividends on the Series D Preferred Shares of $0.59 per share (2025 - Series C Preferred Shares of $0.52 and Series D Preferred Shares of $0.59).
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
The cash and noncash related activities described above during the nine months ended September 30, 2026 and 2025 are detailed below (unaudited):

	Nine Months Ended September 30,
(in thousands)	2026	2025

Cost of modules and parts sold sourced from engines originally within leasing equipment	$11,262	$22,429
Transfers of engines from leasing equipment to inventory for manufacturing and sale	107,658	219,732
Transfers of inventory to leasing equipment for rebuilding and sale of engines	(235,244)	(228,691)
Total outflows related to manufacturing modules and parts - included in net cash used in operating activities	(964,904)	(478,642)
Cash received for assets sold sourced from leasing equipment - inflow included in net cash used in operating activities	23,619	54,853
Cash received for sales of leasing equipment that include components sourced from inventory - inflow included in net cash provided by investing activities	795,322	635,865
Cash paid for engine and aircraft inventory - outflow included in net cash used in operating activities	(728,205)	(127,260)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements— In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient in developing reasonable and supportable forecasts as a part of estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance in the first quarter of 2026. However, the Company did not elect the practical expedient or make the accounting policy election provided by the ASU and, accordingly, the amendments did not have an impact on its consolidated financial statements.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Leasing equipment	$1,389,689	$2,057,624
Less: Accumulated depreciation	(354,650)	(511,820)
Leasing equipment, net	$1,035,039	$1,545,804
The Company identified certain assets in its leasing equipment portfolio with indicators of impairment. During the three and nine months ended September 30, 2026 and 2025, these indicators of impairment did not result in the Company recording any transactional impairment charges.
Depreciation expense for leasing equipment is summarized as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense for leasing equipment	$38,067	$51,050	$127,187	$158,185
4. INVESTMENTS
The following table presents the ownership interests and carrying values of the Company’s investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2026 (unaudited)	December 31, 2025
Advanced Engine Repair JV	Equity method	25%	$24,710	$22,429
2025 Partnership	Equity method	19%	341,248	281,740
2026 Partnership	Equity method	21%	12,932	—
QuickTurn Europe	Equity method	50%	10,052	9,987
Other	Various	Various	11,941	—
			$400,883	$314,156
The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2026 and 2025.
The following table presents the Company’s proportionate share of equity in earnings (losses) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advanced Engine Repair JV	$2,498	$668	$2,281	$1,576
2025 Partnership (1)	23,334	(4,992)	31,164	(18,436)
2026 Partnership (1)	(7,068)	—	(7,068)	—
QuickTurn Europe	71	100	65	19
Other	(1,902)	—	(1,902)	—
Total	$16,933	$(4,224)	$24,540	$(16,841)
(1)Includes the profit elimination of $(5,055) and $(21,652) for the three and nine months ended September 30, 2026, respectively (2025 - $(3,908) and $(15,793), respectively), for sales to the SCI Partnerships.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
2025 Partnership
As of December 31, 2025, the Company invested $291.5 million in the 2025 Partnership. During the nine months ended September 30, 2026, the Company invested $95.1 million in the 2025 Partnership, and received $66.8 million in distributions from the 2025 Partnership. The 2025 Partnership is an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which the Company is the Servicer and holds a 19% limited partner ownership. The unaffiliated limited partners hold substantive kick-out rights over the Company as general partner. The Company exercises significant influence over this investment and accounts for it using the equity method. As the Servicer, the Company is responsible for lessee invoicing and collections, airline relationship management, contracts management including lease extension and aircraft deliveries and redeliveries. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement and the elimination of profit on sales of engine and modules to the 2025 Partnership under ASC 606. The profit from the MRE Contract revenue - affiliate is eliminated through equity method earnings and will be recognized over time as the 2025 Partnership generates income from leasing and sales activities.
2026 Partnership
During the three months ended September 30, 2026, the Company invested $20.0 million in the 2026 Partnership. The 2026 Partnership is an investment focused on acquiring 737NG and A320ceo on-lease narrowbody aircraft, for which the Company is the Servicer and holds a 21% limited partner ownership. The unaffiliated limited partners hold substantive kick-out rights over the Company as general partner. The Company exercises significant influence over this investment and accounts for this as an equity method investment. As the Servicer, the Company is responsible for lessee invoicing and collections, airline relationship management, contracts management including lease extension and aircraft deliveries and redeliveries. The Company's proportionate share of equity in earnings related to this investment is based on the contractual profit-sharing arrangement and the elimination of profit on sales of engine and modules to the 2026 Partnership under ASC 606. The profit from the MRE Contract revenue - affiliate is eliminated through equity method earnings and will be recognized over time as the 2026 Partnership generates income from leasing and sales activities.
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
5. INTANGIBLE ASSETS AND LIABILITIES, NET
Intangible assets and liabilities, net are summarized as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Intangible assets
Acquired favorable lease intangibles	$3,489	$17,245
Less: Accumulated amortization	(1,496)	(8,935)
Acquired favorable lease intangibles, net	1,993	8,310
Acquired customer relationships	12,607	12,607
Less: Accumulated amortization	(2,122)	(988)
Acquired customer relationships, net	10,485	11,619
Total intangible assets, net	$12,478	$19,929

Intangible liabilities
Acquired unfavorable lease intangibles	$5,970	$7,688
Less: Accumulated amortization	(2,926)	(2,132)
Acquired unfavorable lease intangibles, net	$3,044	$5,556

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The weighted average amortization period of acquired intangible assets during the nine months ended September 30, 2026 is as follows:

Weighted Average Amortization Period
Lease intangibles	1.2 years
Customer relationships	10.1 years
Total intangible assets	7.3 years
Intangible liabilities relate to unfavorable lease intangibles and are included as a component of other non-current liabilities.
Amortization of intangible assets and liabilities is recorded as follows (unaudited):

	Classification in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Lease intangibles	Lease income	$(242)	$534	$6	$5,893
Customer relationships	Depreciation and amortization	373	95	1,130	314
Total		$131	629	$1,136	6,207
As of September 30, 2026, estimated net annual amortization of intangibles is as follows (unaudited):

Remainder of 2026	$150
2027	657
2028	1,290
2029	1,273
2030	1,193
Thereafter	4,871
Total	$9,434

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. DEBT, NET
The Company’s debt, net is summarized as follows:

	September 30, 2026 (unaudited)			December 31, 2025
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
Revolving Credit Facility (1)	$—	(i) Base Rate + 0.25% - 1.00%; or (ii) Adjusted Term SOFR Rate + 1.25% - 2.00%	4/24/31	$—
Total loans payable	—			—
Bonds payable
Senior Notes due 2028 (2)	1,000,690	5.50%	5/1/28	1,000,995
Senior Notes due 2030 (3)	497,792	7.88%	12/1/30	497,470
Senior Notes due 2031	700,000	7.00%	5/1/31	700,000
Senior Notes due 2032	800,000	7.00%	6/15/32	800,000
Senior Notes due 2033 (4)	497,968	5.88%	4/15/33	497,784
Total bonds payable	3,496,450			3,496,249
Debt	3,496,450			3,496,249
Less: Debt issuance costs	(40,935)			(47,358)
Total debt, net	$3,455,515			$3,448,891

Total debt due within one year	$—			$—
(1)Requires a quarterly commitment fee at a rate of 0.15% - 0.30% on the average daily unused portion, as well as customary letter of credit fees and agency fees. Both the quarterly commitment fee and the margin for the Base Rate and Adjusted Term SOFR Rate are based upon the debt to EBITDA ratio as of the end of the most recent fiscal quarter.
(2)Includes an unamortized premium of $690 at September 30, 2026 (December 31, 2025 - $995).
(3)Includes an unamortized discount of $2,208 at September 30, 2026 (December 31, 2025 - $2,530).
(4)Includes an unamortized discount of $2,032 at September 30, 2026 (December 31, 2025 - $2,216).
The Company was in compliance with all debt covenants as of September 30, 2026.
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
The fair values of the Company’s bonds payable are presented in the table below and classified as Level 2 within the fair value hierarchy:

	September 30, 2026 (unaudited)	December 31, 2025
Senior Notes due 2028	$988,980	$1,001,880
Senior Notes due 2030	509,100	531,735
Senior Notes due 2031	698,159	737,618
Senior Notes due 2032	792,136	842,240
Senior Notes due 2033	471,990	508,525
The Company has contingent obligations under ASC 460, Guarantees, in connection with certain sales of aircraft on lease, which are measured at fair value. The guarantees are valued at $13.3 million as of September 30, 2026 (December 31, 2025 - $12.0 million), and are reflected as a component of other non-current liabilities. The fair values of the guarantees are determined based on the estimated condition of the engines at the end of each lease term and the estimated cost of replacement and applicable discount rates and are classified as Level 3. During the three and nine months ended September 30, 2026, the Company recorded a $0.4 million and $1.3 million increase, respectively (2025 - $0.4 million and $2.5 million increase, respectively) related to the change in fair value, which is recorded in Asset sales revenue.
Given variability in the condition of the engines at the end of the lease terms, which range from 2 to 6 years, the maximum potential amount of undiscounted future payments that could be required under the guarantees at September 30, 2026 was $43.0 million, which is not reasonably expected.
During the three and nine months ended September 30, 2026 and 2025, there were no significant transfers into or out of Level 3.
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
As of September 30, 2026, the Incentive Plan provides for the issuance of up to 5.6 million shares. Equity-based compensation expense is reported within cost of sales and operating expenses.
Unvested equity-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Equity-based compensation for each type of award was as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025	2026	2025
Stock Options	$127	$127	$381	$381	$889	6.9
Performance shares	4,520	3,502	12,882	10,265	36,043	2.1
Restricted Shares	3,120	2,026	8,183	5,413	21,922	1.1
Total	$7,767	$5,655	$21,446	$16,059	$58,854
Options
During the nine months ended September 30, 2026 and 2025, the Company did not issue any options to employees.
Performance Shares
During the nine months ended September 30, 2026, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $12.2 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
During the nine months ended September 30, 2025, the Company issued performance shares to select officers and employees of the Company with a grant date fair value of $4.4 million, vesting over a 3 year performance period based on the achievement of relative total shareholder return (50%) and cumulative diluted EPS (50%).
Restricted Shares
During the nine months ended September 30, 2026, the Company issued restricted shares to select officers and employees of the Company with a grant date fair value of $15.2 million, vesting over 3 years.
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

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
9. INCOME TAXES
The current and deferred components of the provision for income taxes are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current:
Ireland	$16,393	$2,867	$42,589	$6,300
Cayman Islands	—	—	—	—
Bermuda	5,232	—	12,497	—
United States:
Federal	(529)	(7,859)	1,879	—
State and local	(159)	1,518	565	3,063
Other Non-Ireland including Pillar Two top-up tax	3,353	44	8,640	145
Total current provision	24,290	(3,430)	66,170	9,508
Deferred:
Ireland	(2,047)	17,045	12,111	47,957
Cayman Islands	—	—	—	—
Bermuda	839	8,052	2,518	18,689
United States:
Federal	(2,013)	7,092	91	12,524
State and local	(159)	(1,496)	565	950
Other Non-Ireland	1,329	(933)	(2,137)	(2,561)
Total deferred provision	(2,051)	29,760	13,148	77,559

Total provision for income taxes	$22,239	$26,330	$79,318	$87,067
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
As of and for the nine months ended September 30, 2026, the Company had not established a liability for uncertain tax positions as no such positions existed. In general, the Company’s tax returns and the tax returns of its corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, the Company is not subject to examination by taxing authorities for tax years prior to 2022. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
10. AFFILIATE TRANSACTIONS AND FORMER MANAGEMENT AGREEMENT
Strategic Capital Initiative
As of September 30, 2026, two partnerships have been formed under the Strategic Capital Initiative: the 2025 Partnership and the 2026 Partnership (collectively, the “SCI Partnerships”).
During the three and nine months ended September 30, 2026, the Company recorded $129.4 million and $533.4 million of MRE Contract revenue - affiliate, respectively (2025 - $58.7 million and $228.9 million, respectively), for the sale and purchase of engines and related modules to and from the SCI Partnerships. Refer to Note 2 “Summary of Significant Accounting Policies” for additional information on MRE Contract revenue - affiliate.
During the nine months ended September 30, 2026, on behalf of the SCI Partnerships, the Company paid refundable deposits of $2.9 million (2025 - $23.5 million) to unrelated, third-parties on future purchases of aircraft.
During the nine months ended September 30, 2026, the SCI Partnerships reimbursed the Company $2.9 million (2025 - $42.8 million) in refundable deposits.
The Company provides aircraft management services to the SCI Partnerships, and receives customary, market-based compensation for providing such services, which is included in Other revenue on the Company’s Consolidated Statement of Operations. The Company received servicing fees of $4,704 and $17,553 for the three and nine months ended September 30, 2026, respectively (2025 - $3,035 and $5,635, respectively), from the SCI Partnerships.

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
As of September 30, 2026, the Company sold all committed aircraft to the 2025 Partnership. In aggregate, the net purchase price for the committed on-lease 737NG and A320ceo aircraft was approximately $700.0 million. The purchase price of the seed assets were contractual and the Company received customary, market-based compensation for the sale of the seed assets to the 2025 Partnership.
2026 Partnership
During 2026, the Company launched the 2026 Partnership, the second partnership under the Strategic Capital Initiative. Through SPVs, the 2026 partnership will focus on acquiring 737NG and A320ceo aircraft. The SPVs have entered into agreements with third-party institutional investors for the private placement of limited partner interest in the SPVs. The Company also made a minority limited partner investment and will make future investments in the 2026 Partnership in the same proportion relative to third party limited partner investments.
J&F Power Systems LLC
During the three months ended September 30, 2026, the Company invested $2.5 million for a 49% interest in J&F Power Systems LLC ("J&F"), the Company's joint venture with Jereh Group. J&F was established to package, test and distribute modular power generation solutions. The Company exercises significant influence, but not control, over the operating and financial policies of J&F and accounts for it as an equity method investment.
During the three months ended September 30, 2026, the Company received an advanced disbursement of $234.0 million from J&F. The cash received is accounted for as a contract liability on the Company’s Consolidated Balance Sheets. Refer to Note 2 “Summary of Significant Accounting Policies” for additional information on contract liabilities.
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
The following table summarizes the Company’s reimbursements to the Former Manager (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Classification in the Consolidated Statements of Operations:
General and administrative	$—	$(82)	$—	$247
Acquisition and transaction expenses	—	(53)	—	122
Total	$—	$(135)	$—	$369

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
The following tables set forth certain information, which include all significant expenses reviewed by the CODM, for each reportable segment (unaudited):

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
I. For the Three Months Ended September 30, 2026

	Three Months Ended September 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$780,598	$—	$—	$—	$780,598
MRE Contract revenue - affiliate	129,408	—	—	—	129,408
Lease income	—	25,281	—	—	25,281
Maintenance revenue	—	27,292	—	—	27,292
Asset sales revenue	—	5,886	—	—	5,886
Other revenue (1)	—	9,192	—	—	9,192
Total revenues	910,006	67,651	—	—	977,657

Expenses
Cost of sales	618,007	5,814	—	—	623,821
Operating expenses	11,913	12,479	37,935	—	62,327
Research and development	—	—	22,014	—	22,014
General and administrative	—	—	2,305	—	2,305
Acquisition and transaction expenses	124	1,374	3,532	—	5,030
Depreciation and amortization	4,942	37,242	1,111	—	43,295
Total expenses	634,986	56,909	66,897	—	758,792

Other income (expense)
Interest expense	—	—	(65,119)	—	(65,119)
Equity in earnings (losses) of unconsolidated entities (2)	1,431	20,557	—	(5,055)	16,933
Gain on sale to the 2025 Partnership - affiliate	—	—	—	—	—
Other (expense) income	(54)	2,222	—	—	2,168
Total other income (expense)	1,377	22,779	(65,119)	(5,055)	(46,018)
Income (loss) before income taxes	276,397	33,521	(132,016)	(5,055)	172,847
Provision for (benefit from) income taxes	50,883	8,373	(37,017)	—	22,239
Net income (loss)	225,514	25,148	(94,999)	(5,055)	150,608
Less: Dividends on preferred shares	—	—	1,544	—	1,544
Net income (loss) attributable to shareholders	$225,514	$25,148	$(96,543)	$(5,055)	$149,064
(1)Includes servicing fees of 4,704 for the three months ended September 30, 2026 from the SCI Partnerships.
(2)Includes the profit elimination of $(5,055) for the three months ended September 30, 2026 for sales to the SCI Partnerships within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended September 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$10,500	$247	$—	$10,747
Asia	15,105	26,191	—	41,296
Europe	78,486	22,644	—	101,130
North America	787,055	14,673	—	801,728
South America	18,860	3,896	—	22,756
Total revenues (1)	$910,006	$67,651	$—	$977,657
(1)The United States, included in North America, represents 72% of total revenues based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2026

	Nine Months Ended September 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$1,995,412	$—	$—	$—	$1,995,412
MRE Contract revenue - affiliate	533,437	—	—	—	533,437
Lease income	—	92,938	—	—	92,938
Maintenance revenue	—	83,684	—	—	83,684
Asset sales revenue	—	32,995	—	—	32,995
Other revenue (1)	—	22,973	—	—	22,973
Total revenues	2,528,849	232,590	—	—	2,761,439

Expenses
Cost of sales	1,743,548	40,323	—	—	1,783,871
Operating expenses	33,749	34,539	107,146	—	175,434
Research and development	—	—	41,461	—	41,461
General and administrative	—	—	6,963	—	6,963
Acquisition and transaction expenses	253	7,408	19,429	—	27,090
Depreciation and amortization	14,523	124,712	3,335	—	142,570
Total expenses	1,792,073	206,982	178,334	—	2,177,389

Other income (expense)
Interest expense	—	—	(190,628)	—	(190,628)
Equity in earnings (losses) of unconsolidated entities (2)	1,209	44,983	—	(21,652)	24,540
Gain on sale to the 2025 Partnership - affiliate	—	17,633	—	—	17,633
Other income	58	56,698	568	—	57,324
Total other income (expense)	1,267	119,314	(190,060)	(21,652)	(91,131)
Income (loss) before income taxes	738,043	144,922	(368,394)	(21,652)	492,919
Provision for (benefit from) income taxes	134,550	34,470	(89,702)	—	79,318
Net income (loss)	603,493	110,452	(278,692)	(21,652)	413,601
Less: Dividends on preferred shares	—	—	8,962	—	8,962
Less: Loss on redemption of preferred shares	—	—	3,800	—	3,800
Net income (loss) attributable to shareholders	$603,493	$110,452	$(291,454)	$(21,652)	$400,839
(1)Includes servicing fees of $17,553 for the nine months ended September 30, 2026 from the SCI Partnerships.
(2)Includes the profit elimination of $(21,652) for the nine months ended September 30, 2026 for sales to the SCI Partnerships within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Nine Months Ended September 30, 2026
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$20,000	$5,466	$—	$25,466
Asia	134,517	62,250	—	196,767
Europe	552,353	81,335	—	633,688
North America	1,773,031	64,000	—	1,837,031
South America	48,948	19,539	—	68,487
Total revenues (1)	$2,528,849	$232,590	$—	$2,761,439
(1)The United States, included in North America, Bermuda, included in North America, and Ireland, included in Europe, represent 51%, 12% and 17% of total revenues, respectively, based on the location of our customers and lessees. No other country represents more than 10% of total revenues.
Presented below are the contracted minimum future annual revenues to be received under existing operating leases as of September 30, 2026:

September 30, 2026
Remainder of 2026	$18,004
2027	53,134
2028	35,927
2029	17,972
2030	8,512
Thereafter	5,545
Total	$139,094

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2025

	Three Months Ended September 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$459,206	$—	$—	$—	$459,206
MRE contract revenue - affiliate	58,663	—	—	—	58,663
Lease income	—	55,072	—	—	55,072
Maintenance revenue	—	52,370	—	—	52,370
Asset sales revenue	—	38,461	—	—	38,461
Other revenue (1)	—	3,292	—	—	3,292
Total revenues	517,869	149,195	—	—	667,064

Expenses
Cost of sales	328,153	34,769	—	—	362,922
Operating expenses	10,545	10,146	18,401	—	39,092
General and administrative	—	—	1,829	—	1,829
Acquisition and transaction expenses	599	3,571	2,896	—	7,066
Depreciation and amortization	3,930	50,226	1,122	—	55,278
Total expenses	343,227	98,712	24,248	—	466,187

Other income (expense)
Interest expense	—	—	(60,784)	—	(60,784)
Equity in earnings (losses) of unconsolidated entities (2)	767	(1,083)	—	(3,908)	(4,224)
Gain on sale to the 2025 Partnership - affiliate	—	4,609	—	—	4,609
Other income	—	2,103	1,467	—	3,570
Total other income (expense)	767	5,629	(59,317)	(3,908)	(56,829)
Income (loss) before income taxes	175,409	56,112	(83,565)	(3,908)	144,048
Provision for (benefit from) income taxes	26,815	14,500	(14,985)	—	26,330
Net income (loss)	148,594	41,612	(68,580)	(3,908)	117,718
Less: Dividends on preferred shares	—	—	3,709	—	3,709
Net income (loss) attributable to shareholders	$148,594	$41,612	$(72,289)	$(3,908)	$114,009
(1)Includes servicing fees of $3,035 for the three months ended September 30, 2025 from the 2025 Partnership.
(2)Includes the profit elimination of $(3,908) for the three months ended September 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Three Months Ended September 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$25,720	$7,919	$—	$33,639
Asia	98,644	43,658	—	142,302
Europe	97,302	48,295	—	145,597
North America	286,006	41,803	—	327,809
South America	10,197	7,520	—	17,717
Total revenues (1)	$517,869	$149,195	$—	$667,064
(1)The United States, included in North America, and Ireland, included in Europe, represent 38% and 14% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2025

	Nine Months Ended September 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Eliminations	Total
Revenues
Aerospace products revenue	$1,144,317	$—	$—	$—	$1,144,317
MRE Contract revenue - affiliate	228,886	—	—	—	228,886
Lease income	—	185,951	—	—	185,951
Maintenance revenue	—	175,081	—	—	175,081
Asset sales revenue	—	105,315	—	—	105,315
Other revenue (1)	—	5,827	4	—	5,831
Total revenues	1,373,203	472,174	4	—	1,845,381

Expenses
Cost of sales	874,377	106,517	—	—	980,894
Operating expenses	25,221	28,661	51,976	—	105,858
General and administrative	—	—	7,387	—	7,387
Acquisition and transaction expenses	3,145	7,053	8,649	—	18,847
Depreciation and amortization	11,218	155,710	3,148	—	170,076
Total expenses	913,961	297,941	71,160	—	1,283,062

Other income (expense)
Interest expense	—	—	(186,789)	—	(186,789)
Equity in earnings (losses) of unconsolidated entities (2)	1,594	(2,642)	—	(15,793)	(16,841)
Gain on sale to the 2025 Partnership - affiliate	—	50,083	—	—	50,083
Other income	—	61,696	2,101	—	63,797
Total other income (expense)	1,594	109,137	(184,688)	(15,793)	(89,750)
Income (loss) before income taxes	460,836	283,370	(255,844)	(15,793)	472,569
Provision for (benefit from) income taxes	72,017	58,301	(43,251)	—	87,067
Net income (loss)	388,819	225,069	(212,593)	(15,793)	385,502
Less: Dividends on preferred shares	—	—	13,533	—	13,533
Less: Loss on redemption of preferred shares	—	—	6,327	—	6,327
Net income (loss) attributable to shareholders	$388,819	$225,069	$(232,453)	$(15,793)	$365,642
(1)Includes servicing fees of $5,635 for the nine months ended September 30, 2025 from the 2025 Partnership.
(2)Includes the profit elimination of $(15,793) for the nine months ended September 30, 2025 for sales to the 2025 Partnership within the Aerospace Products segment.

FTAI AVIATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Summary information with respect to the Company’s geographic sources of revenue, based on location of customer and lessee, is as follows:

	Nine Months Ended September 30, 2025
	Aerospace Products	Aviation Leasing	Corporate and Other	Total
Revenues
Africa	$52,202	$18,713	$—	$70,915
Asia	180,930	130,010	4	310,944
Europe	320,618	205,596	—	526,214
North America	791,477	91,668	—	883,145
South America	27,976	26,187	—	54,163
Total revenues (1)	$1,373,203	$472,174	$4	$1,845,381
(1)The United States, included in North America, and Ireland, included in Europe, represent 33% and 16% of total revenues, respectively, based on the location of the Company’s customers and lessees. No other country represents more than 10% of total revenues.
V. Location of Long-Lived Assets
The following tables sets forth the geographic location of property, plant and equipment and leasing equipment, net:

	September 30, 2026 (unaudited)	December 31, 2025
Property, plant and equipment and leasing equipment, net
Africa	$23,731	$17,174
Asia	265,007	323,542
Europe	427,055	587,359
North America	273,309	480,977
South America	226,708	256,820
Total property, plant and equipment and leasing equipment, net (1)	$1,215,810	$1,665,872
(1)The United States, included in North America, and Chile, included in South America, represents 13% and 14% of property, plant and equipment and leasing equipment, net, respectively, as of September 30, 2026. The United States, included in North America, represented 22% of property, plant and equipment and leasing equipment, net as of December 31, 2025. No other country represents more than 10% of property, plant and equipment and leasing equipment, net.

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
The calculation of basic and diluted EPS is presented below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$150,608	$117,718	$413,601	$385,502
Less: Dividends on preferred shares	1,544	3,709	8,962	13,533
Less: Loss on redemption of preferred shares	—	—	3,800	6,327
Net income attributable to shareholders	$149,064	$114,009	$400,839	$365,642
Weighted Average Ordinary Shares Outstanding - Basic	102,667,105	102,569,415	102,613,229	102,560,285
Weighted Average Ordinary Shares Outstanding - Diluted	104,106,460	103,966,650	104,059,963	103,951,713

Earnings per share:
Basic	$1.45	$1.11	$3.91	$3.57
Diluted	$1.43	$1.10	$3.85	$3.52
For the three and nine months ended September 30, 2026, 52,791 shares were excluded from the calculation of Diluted EPS (2025 - none).
During the three and nine months ended September 30, 2026, the Company issued 578 and 1,493 ordinary shares, respectively, to certain directors as compensation (2025 - 835 and 1,511, respectively).
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
Share Repurchases
On September 15, 2026, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase up to $500 million of its outstanding ordinary shares. The Company’s repurchases under the Share Repurchase Program may be made from time to time at management’s discretion on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations.
During the three months ended September 30, 2026, the Company repurchased and cancelled 260.2 thousand ordinary shares at an aggregate cost of $49.95 million and an average price of $192.00 per ordinary share. At September 30, 2026, $450.05 million remained available for repurchase under the share repurchase program.
Refer to Note 14 “Subsequent Events” for additional information related to the share repurchase program subsequent to September 30, 2026.

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
14. SUBSEQUENT EVENTS
Dividends
On October 27, 2026, the Company’s Board of Directors declared a cash dividend on its ordinary shares and eligible participating securities of $0.50 per share for the three months ended September 30, 2026, payable on November 23, 2026 to the holders of record on November 10, 2026.
Additionally, on October 27, 2026, the Company’s Board of Directors also declared cash dividends on the Series D Preferred Shares of $0.59 per share, payable on December 15, 2026 to the holders of record on December 1, 2026.
Share repurchases
Subsequent to September 30, 2026 and through the period ended October 30, 2026, the Company repurchased and retired 187.18 thousand ordinary shares at an aggregate cost of $30.00 million and an average price of $160.27 per ordinary share.
Accelerated Share Repurchase
On October 27, 2026, the Company’s Board of Directors approved a $500.0 million increase to the Company’s share repurchase program, bringing the total authorization to $1.0 billion.
In connection with the increased authorization, the Company has entered into an accelerated share repurchase agreement with Royal Bank of Canada to repurchase $500.0 million of its ordinary shares. The Company expects to complete the transaction during the fourth quarter of 2026. Following completion of the ASR, approximately $420.0 million will remain available under the share repurchase program which will expire in 2027.

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
We also own and manage a portfolio of on- and off-lease aircraft and engines through our Aviation Leasing segment. While historically these investment activities have been primarily held on balance sheet, at the end of 2024, we launched our Strategic Capital Initiative, through which the Company manages third-party capital to invest in on-lease aircraft. We expect our primary investment activities to be through our Strategic Capital Initiative going forward.
As of September 30, 2026, we had total consolidated assets of $4.8 billion and total equity of $433.4 million.
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
Strategic Capital Initiative
On December 30, 2024, we announced the launch of our Strategic Capital Initiative (the “SCI”) in collaboration with third-party institutional investors. The SCI and its related partnerships, as discussed further below, allow the Company to generate income while maintaining an asset-light business model.
The SCI Partnerships
We formed the 2025 Partnership and 2026 Partnership (collectively, the “SCI Partnerships”), the first and second partnership under the SCI, to provide institutional investors with the opportunity to invest in on-lease 737NG and A320ceo aircraft with the objective of generating returns for the SCI Partnership’s partners through leasing cash flows and eventual asset sales. The 2025 Partnership completed its fundraise in October 2025 with $2.0 billion of equity commitments, which are supplemented by asset-level debt financing. We made a minority capital commitment to the SCI Partnerships, and our capital contributions are called in the same proportion as those of third-party institutional investors. As of September 30, 2026, we held an approximately 19% and 21% capital interest in the 2025 Partnership and 2026 Partnership, respectively, with a carrying value of $341.2 million and $12.9 million, respectively.
The SCI Partnerships use their equity capital and asset-level debt to acquire on-lease aircraft at scale from airlines, lessors and other third parties and, with requisite investor consent, from the Company. As of September 30, 2026, the 2025 Partnership owned 205 on-lease aircraft, 60 of which were acquired from the Company and 145 from third parties. As of September 30, 2026, the 2026 partnership owned 10 on-lease aircraft, all of which were acquired from third parties. The SCI Partnerships, and follow-on partnerships, are or will be the primary buyers of all future on-lease 737NG and A320ceo aircraft that meet the partnership’s investment criteria.
Through our wholly owned consolidated subsidiaries, we are both the general partner of the SCI Partnerships and the servicers of their aircraft and engine portfolio. As servicers, our subsidiaries provide services to the SCI Partnerships related to acquiring, leasing, remarketing and selling aircraft, administering leases and collections, overseeing lessee maintenance and insurance, and obtaining valuations. We receive customary, market-based servicing fees in exchange for the services rendered. As the general partner, we are entitled to profit participation distributions after the limited partners have received distributions equal to their contributed capital plus a preferred return.
When an aircraft owned by the SCI Partnerships requires a serviceable engine or module to fulfill its obligations under an aircraft lease, the SCI Partnerships purchase a serviceable engine or module from the Company and sell the unserviceable engine or module to the Company, for a contractual net purchase price. These exchanges take place under a Maintenance, Repair and Exchange (“MRE”) agreement that is in place for the life of the partnerships.
We have three contractual relationships with the SCI Partnerships that give rise to revenue for the Company, directly or indirectly through our wholly owned consolidated subsidiaries:
•MRE agreement. “MRE Contract revenue – affiliate” is recognized at the point in time when control of each serviceable engine or module transfers to the SCI Partnerships and is reported in our Aerospace Products segment. MRE Contract revenue – affiliate totaled $129.4 million and $533.4 million for the three and nine months ended September 30, 2026, respectively.
•Servicing agreements. Servicing fees are recognized over time as the services are performed and are included in other revenue in our Aviation Leasing segment. Servicing fees totaled $4.7 million and $17.6 million for the three and nine months ended September 30, 2026, respectively.
•Profit participation. Profit participation is variable consideration and is recognized only when it is probable that a significant reversal of cumulative revenue will not occur. We expect this to be when the underlying aircraft investments are realized and the distributions are no longer subject to reversal. No profit participation has been recognized to date.
We account for our capital interest in the SCI Partnerships under the equity method. Because we hold a 19% and 21% interest in the 2025 Partnership and 2026 Partnership, respectively, we eliminate our proportionate share of the profit on MRE sales to the SCI Partnerships until realized by the SCI Partnerships. The amount of profit eliminated totaled $5.1 million and $21.7 million for the three and nine months ended September 30, 2026, respectively.
The gain on sale of the 0 and 15 on-lease aircraft sold to the 2025 Partnership during the three and nine months ended September 30, 2026, respectively, totaled $0.0 million and $17.6 million, respectively, and was recognized as a “Gain on sale to the 2025 Partnership - affiliate” within Other income (expense) component of the Consolidated Statements of Operations for the nine months ended September 30, 2026.
J&F Power Systems LLC
During 2026, we invested in J&F Power Systems LLC (“J&F”), the Company’s joint venture with Jereh Group. J&F was established to package, test and distribute modular power generation solutions. The Company exercises significant influence, but not control, over the operating and financial policies of J&F and accounts for it as an equity method investment. During the three months ended September 30, 2026, the Company received an advanced disbursement of $234.0 million from J&F, which is accounted for as a contract liability on the Company’s Consolidated Balance Sheets. As of September 30, 2026, we held an approximate 49% capital interest in J&F, with a carrying value of $2.5 million.
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
Adjusted EBITDA is defined as net income (loss) attributable to shareholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and preferred shares and capital lease obligations, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense and dividends on preferred shares, internalization fee to affiliate, FTAI Power pre-commercial research and development, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities, if any.

Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Aerospace products revenue	$780,598	$459,206	$321,392	$1,995,412	$1,144,317	$851,095
MRE Contract revenue - affiliate	129,408	58,663	70,745	533,437	228,886	304,551
Lease income	25,281	55,072	(29,791)	92,938	185,951	(93,013)
Maintenance revenue	27,292	52,370	(25,078)	83,684	175,081	(91,397)
Asset sales revenue	5,886	38,461	(32,575)	32,995	105,315	(72,320)
Other revenue (1)	9,192	3,292	5,900	22,973	5,831	17,142
Total revenues	977,657	667,064	310,593	2,761,439	1,845,381	916,058

Expenses
Cost of sales	623,821	362,922	260,899	1,783,871	980,894	802,977
Operating expenses	62,327	39,092	23,235	175,434	105,858	69,576
Research and development	22,014	—	22,014	41,461	—	41,461
General and administrative	2,305	1,829	476	6,963	7,387	(424)
Acquisition and transaction expenses	5,030	7,066	(2,036)	27,090	18,847	8,243
Depreciation and amortization	43,295	55,278	(11,983)	142,570	170,076	(27,506)
Total expenses	758,792	466,187	292,605	2,177,389	1,283,062	894,327

Other (expense) income
Interest expense	(65,119)	(60,784)	(4,335)	(190,628)	(186,789)	(3,839)
Equity in earnings (losses) of unconsolidated entities (2)	16,933	(4,224)	21,157	24,540	(16,841)	41,381
Gain on sale to the 2025 Partnership - affiliate	—	4,609	(4,609)	17,633	50,083	(32,450)
Other income	2,168	3,570	(1,402)	57,324	63,797	(6,473)
Total other expense	(46,018)	(56,829)	10,811	(91,131)	(89,750)	(1,381)
Income before income taxes	172,847	144,048	28,799	492,919	472,569	20,350
Provision for income taxes	22,239	26,330	(4,091)	79,318	87,067	(7,749)
Net income	150,608	117,718	32,890	413,601	385,502	28,099
Less: Dividends on preferred shares	1,544	3,709	(2,165)	8,962	13,533	(4,571)
Less: Loss on redemption of preferred shares	—	—	—	3,800	6,327	(2,527)
Net income attributable to shareholders	$149,064	$114,009	$35,055	$400,839	$365,642	$35,197
(1)Includes servicing fees of $4,704 and $17,553 for the three and nine months ended September 30, 2026, respectively (2025 - $3,035 and $5,635, respectively), from the SCI Partnerships.
(2)Includes the profit elimination of $(5,055) and $(21,652) for the three and nine months ended September 30, 2026, respectively (2025 - $(3,908) and $(15,793), respectively), for sales to the SCI Partnerships.

The following table sets forth a reconciliation of net income (loss) attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net income attributable to shareholders	$149,064	$114,009	$35,055	$400,839	$365,642	$35,197
Add: Provision for income taxes	22,239	26,330	(4,091)	79,318	87,067	(7,749)
Add: Equity-based compensation expense	7,767	5,655	2,112	21,446	16,059	5,387
Add: Acquisition and transaction expenses	5,030	7,066	(2,036)	27,090	18,847	8,243
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	3,800	6,327	(2,527)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	49,183	67,855	(18,672)	160,814	201,919	(41,105)
Add: Interest expense and dividends on preferred shares	66,663	64,493	2,170	199,591	200,322	(731)
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: FTAI Power pre-commercial research and development (2)	22,014	—	22,014	41,461	—	41,461
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (3)	48,323	11,657	36,666	96,596	16,513	80,083
Less: Equity in (earnings) losses of unconsolidated entities (4)	(21,988)	316	(22,304)	(46,192)	1,048	(47,240)
Adjusted EBITDA (non-GAAP)	$348,295	$297,381	$50,914	$984,763	$913,744	$71,019
(1)Includes the following items for the three months ended September 30, 2026: (i) depreciation and amortization expense of $43,295 (2025 - $55,278), (ii) lease intangible amortization of $(242) (2025 - $534) and (iii) amortization for lease incentives of $6,130 (2025 - $12,043).
Includes the following items for the nine months ended September 30, 2026: (i) depreciation and amortization expense of $142,570 (2025 - $170,076), (ii) lease intangible amortization of $6 (2025 - $5,893) and (iii) amortization for lease incentives of $18,238 (2025 - $25,950).
(2)Represents non-recurring research and development costs incurred for the design and testing related to the development of FTAI Power’s aeroderivative turbine that has not yet been commercially launched and has not generated revenue.
(3)Includes the following items for the three months ended September 30, 2026: (i) net income of $21,988 (2025 - net loss of $316), (ii) interest expense of $7,359 (2025 - $2,629), (iii) depreciation and amortization expense of $18,969 (2025 - $9,449), and (iv) tax expense of $7 (2025 -benefit of $105).
Includes the following items for the nine months ended September 30, 2026: (i) net income of $46,192 (2025 - net loss of $1,048), (ii) interest expense of $16,626 (2025 - $4,119), (iii) depreciation and amortization expense of $33,716 (2025 - $13,077), (iv) acquisition and transaction expenses of $0 (2025 - $470), and (v) tax expense of $62 (2025 - benefit of $105).
(4)Excludes the profit elimination of $5,055 and $21,652 for the three and nine months ended September 30, 2026, respectively (2025 - $3,908 and $15,793, respectively), for sales to the SCI Partnerships.
Revenues
Comparison of the three months ended September 30, 2026 and 2025
Total revenues increased by $310.6 million, driven by the following:
•Aerospace products revenue increased by $321.4 million, primarily due to a $313.8 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue - affiliate increased by $70.7 million, primarily due to an increase in engine and module sales made to the SCI Partnerships.
•Lease income decreased by $29.8 million, due to decreases in aircraft lease revenue of $12.3 million, driven by the sale of Seed Assets to the 2025 Partnership, and decreases in engine lease revenue of $17.5 million, driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $32.6 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
•Maintenance revenue decreased by $25.1 million, due to decreases in aircraft maintenance revenue of $7.9 million and engine maintenance revenue of $17.2 million, both driven by a decrease in revenue generating assets on lease.

Comparison of the nine months ended September 30, 2026 and 2025
Total revenues increased by $916.1 million, driven by the following:
•Aerospace Products revenue increased by $851.1 million, primarily due to a $823.3 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue - affiliate increased by $304.6 million, primarily due to an increase in engine and module sales made to the SCI Partnerships.
•Lease income decreased by $93.0 million, primarily due to a decrease in aircraft lease revenue of $56.5 million, and a decrease in engine lease revenue of $36.5 million, both driven by a decrease in revenue generating assets on lease.
•Maintenance revenue decreased by $91.4 million, primarily due to a decrease in aircraft maintenance revenue of $47.0 million and a decrease in engine maintenance revenue of $44.4 million, both driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $72.3 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
Expenses
Comparison of the three months ended September 30, 2026 and 2025
Total expenses increased by $292.6 million, driven by the following:
•Cost of sales increased by $260.9 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $23.2 million, primarily due to increases in compensation and benefits expense and shipping and logistics expense across our operating segments, as well as increased general corporate expenses.
•Research and development expenses increased $22.0 million, resulting from costs incurred during the current period for design and testing related to the development of aeroderivative turbines for FTAI Power.
•Depreciation and amortization expense decreased by $12.0 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
Comparison of the nine months ended September 30, 2026 and 2025
Total expenses increased by $894.3 million, driven by the following:
•Cost of sales increased by $803.0 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales, and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
•Operating expenses increased by $69.6 million, primarily due to an increase in compensation and benefits expense due to an increase in employee headcount and increased overall compensation, as well as increased general corporate expenses.
•Research and development expenses increased $41.5 million, resulting from costs incurred during the current year for design and testing related to the development of aeroderivative turbines for FTAI Power.
•Depreciation and amortization expense decreased by $27.5 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
Other (expense) income
Comparison of the three months ended September 30, 2026 and 2025
Total other expense decreased by $10.8 million driven by the following:
•Equity in earnings of unconsolidated entities increased by $21.2 million, driven by net income earned by the 2025 Partnership in the current period, compared to losses in the prior period.
•Gain on sale to the 2025 Partnership - affiliate decreased by $4.6 million, driven by the lower number of Seed Assets sold to the 2025 Partnership in the current period as compared to the prior period.
•Interest expense increased $4.3 million, driven by the amended and restated Revolving Credit Facility which was executed on April 24, 2026.
Comparison of the nine months ended September 30, 2026 and 2025
Total other expense increased by $1.4 million driven by the following:

•Equity in earnings of unconsolidated entities increased by $41.4 million, driven by net income earned by the 2025 Partnership in the current period, compared to losses in the prior period.
•Gain on sale to the 2025 Partnership - affiliate decreased by $32.5 million, driven by the lower number of Seed Assets sold to the 2025 Partnership in the current period as compared to the prior period.
•Other income decreased by $6.5 million, primarily due to a decrease in insurance settlements in the current period as compared to the prior period.
Provision for income taxes
The provision for income taxes decreased $4.1 million and $7.7 million for the three and nine months ended September 30, 2026, as compared to the prior period, primarily driven by higher corporate overhead expenses deductible for tax purposes and lower income generated in the Aviation Leasing segment within taxable jurisdictions, offset by higher income generated in the Aerospace Products segment.
Net income
Net income increased by $32.9 million and $28.1 million for the three and nine months ended September 30, 2026, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased by $50.9 million and $71.0 million for the three and nine months ended September 30, 2026, as compared to the prior period, primarily due to the changes noted above.
Aerospace Products Segment
The Aerospace Products segment, through our maintenance facilities and joint ventures, among other investments, develops and manufactures, repairs/refurbishes, and sells aircraft engines and aftermarket components primarily for the CFM56-5B, CFM56-7B, and V2500 commercial aircraft engines. Our engine, module, and parts sales are facilitated through a dedicated commercial maintenance program designed to focus on modular and parts repair and refurbishment of CFM56-5B and CFM56-7B engines. In addition, other serviceable used modules and parts are sold through our exclusive partnership, which is responsible for the teardown, repair, marketing, and sales of parts from our CFM56 engine pool.
In 2023, we acquired the remaining interest in Quick Turn Engine Center LLC (“QuickTurn”), a dedicated hospital maintenance and testing facility specializing in the CFM56-5B and CFM56-7B engines.
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
In 2026, we entered into an agreement within our MRE business to supply replacement aircraft engines and modules for the life of the 2026 Partnership.
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

The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Aerospace products revenue	$780,598	$459,206	$321,392	$1,995,412	$1,144,317	$851,095
MRE Contract revenue - affiliate	129,408	58,663	70,745	533,437	228,886	304,551
Total revenues	910,006	517,869	392,137	2,528,849	1,373,203	1,155,646

Expenses
Cost of sales	618,007	328,153	289,854	1,743,548	874,377	869,171
Operating expenses	11,913	10,545	1,368	33,749	25,221	8,528
Acquisition and transaction expenses	124	599	(475)	253	3,145	(2,892)
Depreciation and amortization	4,942	3,930	1,012	14,523	11,218	3,305
Total expenses	634,986	343,227	291,759	1,792,073	913,961	878,112

Other income
Equity in earnings of unconsolidated entities	1,431	767	664	1,209	1,594	(385)
Other (expense) income	(54)	—	(54)	58	—	58
Total other income	1,377	767	610	1,267	1,594	(327)
Income before income taxes	276,397	175,409	100,988	738,043	460,836	277,207
Provision for income taxes	50,883	26,815	24,068	134,550	72,017	62,533
Net income attributable to shareholders	$225,514	$148,594	$76,920	$603,493	$388,819	$214,674

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net income attributable to shareholders	$225,514	$148,594	$76,920	$603,493	$388,819	$214,674
Add: Provision for income taxes	50,883	26,815	24,068	134,550	72,017	62,533
Add: Equity-based compensation expense	238	168	70	488	491	(3)
Add: Acquisition and transaction expenses	124	599	(475)	253	3,145	(2,892)
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,942	3,930	1,012	14,523	11,218	3,305
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: FTAI Power pre-commercial research and development	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	2,109	1,082	1,027	2,573	2,134	439
Less: Equity in (earnings) of unconsolidated entities	(1,431)	(767)	(664)	(1,209)	(1,594)	385
Adjusted EBITDA (non-GAAP)	$282,379	$180,421	$101,958	$754,671	$476,230	$278,441
(1)Includes the following items for the three months ended September 30, 2026: (i) net income of $1,431 (2025 - $767), (ii) depreciation and amortization expense of $671 (2025 - $420), and (iii) tax expense of $7 (2025 - tax benefit of $105).
Includes the following items for the nine months ended September 30, 2026: (i) net income of $1,209 (2025 - $1,594), (ii) depreciation and amortization expense of $1,302 (2025 - $645), and (iii) tax expense of $62 (2025 - tax benefit of $105).

Revenues
Comparison of the three months ended September 30, 2026 and 2025
Total revenues increased by $392.1 million, due to the following:
•Aerospace products revenue increased by $321.4 million, primarily due to a $313.8 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue - affiliate increased by $70.7 million, primarily due to an increase in engine and module sales made to the SCI Partnerships.
Comparison of the nine months ended September 30, 2026 and 2025
Total revenues increased by $1.2 billion, due to the following:
•Aerospace products revenue increased by $851.1 million, primarily due to a $823.3 million increase in CFM56-5B, CFM56-7B and V2500 engine and module sales.
•MRE Contract revenue - affiliate increased by $304.6 million, primarily due to an increase in engine and module sales made to the SCI Partnerships.
Expenses
Comparison of the three months ended September 30, 2026 and 2025
Total expenses increased by $291.8 million, due to the following:
•Cost of sales increased by $289.9 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
Comparison of the nine months ended September 30, 2026 and 2025
Total expenses increased by $878.1 million, due to the following:
•Cost of sales increased by $869.2 million, primarily due to increases in CFM56-5B, CFM56-7B and V2500 engine and module sales and parts inventory sales, which directly corresponds to components of increases in Aerospace products revenue over the same period.
Provision for income taxes
The provision for income taxes increased by $24.1 million and $62.5 million for the three and nine months ended September 30, 2026, as compared to the prior period, primarily due to the increase in income discussed above from Aerospace Products activities in jurisdictions subject to taxes.
Net income
Net income increased $76.9 million and $214.7 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $102.0 million and $278.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.

Aviation Leasing Segment
As of September 30, 2026, in our Aviation Leasing segment, we own and manage 166 aviation assets, consisting of 21 commercial aircraft and 145 engines.
As of September 30, 2026, 19 of our commercial aircraft and 76 of our engines were leased to operators or other third parties. Aviation assets currently off lease are either undergoing repair and/or maintenance, being prepared to go on lease or held in short term storage awaiting a future lease. Our aviation equipment was approximately 69% utilized during the three months ended September 30, 2026, based on the percent of days on-lease in the quarter weighted by the monthly average equity value of our aviation leasing equipment, excluding airframes. Our aircraft currently have a weighted average remaining lease term of 38 months, and our engines currently on-lease have an average remaining lease term of 10 months. The table below provides additional information on the assets in our Aviation Leasing segment, including transfers which involve aircraft breakdowns, engine transfers from leasing equipment to inventory for manufacturing and sales, and engine transfers from inventory to leasing equipment for rebuilding and sales:

Aviation Assets	Widebody	Narrowbody	Total
Aircraft
Assets at January 1, 2026	5	42	47
Purchases	—	—	—
Sales	—	(15)	(15)
Transfers	—	(3)	(3)
Insurance settlement - Russia assets	(3)	(5)	(8)
Assets at September 30, 2026	2	19	21

Engines
Assets at January 1, 2026	18	225	243
Purchases	1	15	16
Sales	—	(1)	(1)
Transfers	(1)	(95)	(96)
Insurance settlement - Russia assets	(10)	(7)	(17)
Assets at September 30, 2026	8	137	145

The following table presents our results of operations for our Aviation Leasing segment:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$25,281	$55,072	$(29,791)	$92,938	$185,951	$(93,013)
Maintenance revenue	27,292	52,370	(25,078)	83,684	175,081	(91,397)
Asset sales revenue	5,886	38,461	(32,575)	32,995	105,315	(72,320)
Other revenue (1)	9,192	3,292	5,900	22,973	5,827	17,146
Total revenues	67,651	149,195	(81,544)	232,590	472,174	(239,584)

Expenses
Cost of sales	5,814	34,769	(28,955)	40,323	106,517	(66,194)
Operating expenses	12,479	10,146	2,333	34,539	28,661	5,878
Acquisition and transaction expenses	1,374	3,571	(2,197)	7,408	7,053	355
Depreciation and amortization	37,242	50,226	(12,984)	124,712	155,710	(30,998)
Total expenses	56,909	98,712	(41,803)	206,982	297,941	(90,959)

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	20,557	(1,083)	21,640	44,983	(2,642)	47,625
Gain on sale to the 2025 Partnership - affiliate	—	4,609	(4,609)	17,633	50,083	(32,450)
Other income	2,222	2,103	119	56,698	61,696	(4,998)
Total other income	22,779	5,629	17,150	119,314	109,137	10,177
Income before income taxes	33,521	56,112	(22,591)	144,922	283,370	(138,448)
Provision for income taxes	8,373	14,500	(6,127)	34,470	58,301	(23,831)
Net income attributable to shareholders	$25,148	$41,612	$(16,464)	$110,452	$225,069	$(114,617)
(1)Includes servicing fees of $4,704 and $17,553 for the three and nine months ended September 30, 2026, respectively (2025 - $3,035 and $5,635, respectively), from the SCI Partnerships.

The following table sets forth a reconciliation of net income attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net income attributable to shareholders	$25,148	$41,612	$(16,464)	$110,452	$225,069	$(114,617)
Add: Provision for income taxes	8,373	14,500	(6,127)	34,470	58,301	(23,831)
Add: Equity-based compensation expense	361	264	97	886	703	183
Add: Acquisition and transaction expenses	1,374	3,571	(2,197)	7,408	7,053	355
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	43,130	62,803	(19,673)	142,956	187,553	(44,597)
Add: Interest expense and dividends on preferred shares	—	—	—	—	—	—
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: FTAI Power pre-commercial research and development	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	46,214	10,575	35,639	94,023	14,379	79,644
Less: Equity in (earnings) losses of unconsolidated entities	(20,557)	1,083	(21,640)	(44,983)	2,642	(47,625)
Adjusted EBITDA (non-GAAP)	$104,043	$134,408	$(30,365)	$345,212	$495,700	$(150,488)
(1)Includes the following items for the three months ended September 30, 2026: (i) depreciation expense of $37,242 (2025 - $50,226), (ii) lease intangible amortization of $(242) (2025 - $534) and (iii) amortization for lease incentives of $6,130 (2025 - $12,043).
Includes the following items for the nine months ended September 30, 2026: (i) depreciation expense of $124,712 (2025 - $155,710), (ii) lease intangible amortization of $6 (2025 - $5,893) and (iii) amortization for lease incentives of $18,238 (2025 - $25,950).
(2)Includes the following items for the three months ended September 30, 2026: (i) net income of $20,557 (2025 - net loss of $1,083), (ii) interest expense of $7,359 (2025 - $2,629), and (iii) depreciation and amortization of $18,298 (2025 - $9,029).
Includes the following items for the nine months ended September 30, 2026: (i) net income of $44,983 (2025 - net loss of $2,642), (ii) interest expense of $16,626 (2025 - $4,119), (iii) depreciation and amortization of $32,414 (2025 - $12,432) and (iv) acquisition and transactions expenses of $0 (2025 - $470).
Revenues
Comparison of the three months ended September 30, 2026 and 2025
Total revenue decreased by $81.5 million, driven by the following:
•Lease income decreased by $29.8 million, due to decreases in aircraft lease revenue of $12.3 million, driven by the sale of Seed Assets to the 2025 Partnership, and decreases in engine lease revenue of $17.5 million, driven by a decrease in revenue generating assets on lease.
•Maintenance revenue decreased by $25.1 million, due to decreases in aircraft maintenance revenue of $7.9 million and engine maintenance revenue of $17.2 million, both driven by a decrease in revenue generating assets on lease.
•Asset sales revenue decreased by $32.6 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
•Other revenue increased by $5.9 million, primarily as a result of servicing fees earned in our capacity as the Servicer to the SCI Partnerships.
Comparison of the nine months ended September 30, 2026 and 2025
Total revenue decreased by $239.6 million, driven by the following:
•Maintenance revenue decreased by $91.4 million, primarily due to a decrease in aircraft maintenance revenue of $47.0 million and a decrease in engine maintenance revenue of $44.4 million, both driven by a decrease in revenue generating assets on lease.
•Lease income decreased by $93.0 million, primarily due to a decrease in aircraft lease revenue of $56.5 million, and a decrease in engine lease revenue of $36.5 million, both driven by a decrease in revenue generating assets on lease.

•Asset sales revenue decreased by $72.3 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines in the current period as compared to the prior period.
•Other revenue increased by $17.1 million, primarily as a result of servicing fees earned in our capacity as the Servicer to the SCI Partnerships.
Expenses
Comparison of the three months ended September 30, 2026 and 2025
Total expenses decreased by $41.8 million, driven by the following:
•Cost of sales decreased by $29.0 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense decreased by $13.0 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
•Acquisition and transaction expenses decreased $2.2 million, primarily driven by a decrease in legal fees and professional services associated with the SCI.
•Operating expenses increased $2.3 million, primarily driven by an increase in equipment lease expense in the current period, as well as an increase in compensation and insurance expense.
Comparison of the nine months ended September 30, 2026 and 2025
Total expenses decreased by $91.0 million, driven by the following:
•Cost of sales decreased by $66.2 million, primarily due to an overall decrease in the number of sales transactions of commercial aircraft and engines, which is in line with an overall decrease in the corresponding asset sales revenue.
•Depreciation and amortization expense decreased by $31.0 million, primarily driven by the sale of Seed Assets to the 2025 Partnership.
•Operating expense increased by $5.9 million, primarily driven by an increase in equipment lease expense in the current period.
Other income (expense)
Comparison of the three months ended September 30, 2026 and 2025
Total other income increased by $17.2 million, primarily due to (i) a $21.6 million increase in equity in earnings of unconsolidated entities as a result of net income earned by the 2025 Partnership; partially offset by (ii) a $4.6 million decrease in Gain on sale to the 2025 Partnership - affiliate, driven by the lower number of Seed Assets sold to the 2025 Partnership as compared to the prior period.
Comparison of the nine months ended September 30, 2026 and 2025
Total other income increased by $10.2 million, primarily due to (i) a $47.6 million increase in equity in earnings of unconsolidated entities as a result of net income earned by the 2025 Partnership; partially offset by (ii) a $32.5 million decrease in Gain on sale to the 2025 Partnership - affiliate, driven by the lower number of Seed Assets sold to the 2025 Partnership as compared to the prior period, and (iii) a $5.0 million decrease in other income, driven by lower insurance proceeds as compared to the prior period.
Provision for income taxes
The provision for income taxes decreased by $6.1 million and $23.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior period, primarily due to the respective changes in income discussed above from leasing activities in jurisdictions subject to taxes.
Net income
Net income decreased by $16.5 million and $114.6 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $30.4 million and $150.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Other revenue	$—	$—	$—	$—	$4	$(4)
Total revenues	—	—	—	—	4	(4)

Expenses
Operating expenses	37,935	18,401	19,534	107,146	51,976	55,170
Research and development	22,014	—	22,014	41,461	—	41,461
General and administrative	2,305	1,829	476	6,963	7,387	(424)
Acquisition and transaction expenses	3,532	2,896	636	19,429	8,649	10,780
Depreciation and amortization	1,111	1,122	(11)	3,335	3,148	187
Total expenses	66,897	24,248	42,649	178,334	71,160	107,174

Other (expense) income
Interest expense	(65,119)	(60,784)	(4,335)	(190,628)	(186,789)	(3,839)
Other income	—	1,467	(1,467)	568	2,101	(1,533)
Total other expense	(65,119)	(59,317)	(5,802)	(190,060)	(184,688)	(5,372)
Loss before income taxes	(132,016)	(83,565)	(48,451)	(368,394)	(255,844)	(112,550)
Benefit from income taxes	(37,017)	(14,985)	(22,032)	(89,702)	(43,251)	(46,451)
Net loss	(94,999)	(68,580)	(26,419)	(278,692)	(212,593)	(66,099)
Less: Dividends on preferred shares	1,544	3,709	(2,165)	8,962	13,533	(4,571)
Less: Loss on redemption of preferred shares	—	—	—	3,800	6,327	(2,527)
Net loss attributable to shareholders	$(96,543)	$(72,289)	$(24,254)	$(291,454)	$(232,453)	$(59,001)

The following table sets forth a reconciliation of net loss attributable to shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to shareholders	$(96,543)	$(72,289)	$(24,254)	$(291,454)	$(232,453)	$(59,001)
Add: Benefit from income taxes	(37,017)	(14,985)	(22,032)	(89,702)	(43,251)	(46,451)
Add: Equity-based compensation expense	7,168	5,223	1,945	20,072	14,865	5,207
Add: Acquisition and transaction expenses	3,532	2,896	636	19,429	8,649	10,780
Add: Losses on the modification or extinguishment of debt and preferred shares and capital lease obligations	—	—	—	3,800	6,327	(2,527)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	1,111	1,122	(11)	3,335	3,148	187
Add: Interest expense and dividends on preferred shares	66,663	64,493	2,170	199,591	200,322	(731)
Add: Internalization fee to affiliate	—	—	—	—	—	—
Add: FTAI Power pre-commercial research and development (1)	22,014	—	22,014	41,461	—	41,461
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(33,072)	$(13,540)	$(19,532)	$(93,468)	$(42,393)	$(51,075)
(1)Represents non-recurring research and development costs incurred for the design and testing related to the development of FTAI Power’s aeroderivative turbine that has not yet been commercially launched and has not generated revenue.
Expenses
Comparison of the three months ended September 30, 2026 and 2025
Total expenses increased by $42.6 million, primarily due to the following:
•Research and development expenses increased $22.0 million, resulting from costs incurred during the current period for design and testing related to the development of aeroderivative turbines for FTAI Power.
•Operating expenses increased $19.5 million, primarily driven by higher compensation and benefits expense due to an increase in employee headcount and overall compensation, as well as increased general corporate expenses.
Comparison of the nine months ended September 30, 2026 and 2025
Total expenses increased by $107.2 million, primarily due to the following:
•Research and development expenses increased $41.5 million, resulting from costs incurred during the current year for design and testing related to the development of aeroderivative turbines for FTAI Power.
•Operating expenses increased $55.2 million, primarily driven by higher compensation and benefits expense due to an increase in employee headcount and overall compensation, as well as increased general corporate expenses.
•Acquisition and transaction expense increased $10.8 million, primarily due to higher professional fees associated with acquisitions and transactions in the current period.
Other (expense) income
Total other expense increased $5.8 million and $5.4 million for the three and nine months ended September 30, 2026, as compared to the prior period. The increase was mainly driven by higher interest expense, due to amounts drawn on the amended and restated Revolving Credit Facility.
Benefit from income taxes
The benefit from income taxes increased by $22.0 million and $46.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior period. The increase was mainly driven by higher corporate overhead expenses deductible for 2026 tax purposes.
Net loss
Net loss increased by $26.4 million and $66.1 million during the three and nine months ended September 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased by $19.5 million and $51.1 million during the three and nine months ended September 30, 2026, respectively, as compared to the prior period, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during various environments. As of September 30, 2026, we had $385.6 million of cash and cash equivalents and $2.025 billion of undrawn availability under our Revolving Credit Facility, for total liquidity of approximately $2.4 billion.
On December 30, 2024, we announced the launch of the SCI in collaboration with third-party institutional investors. The SCI and its related partnerships allow the Company to generate income while maintaining an asset-light business model. The SCI Partnerships under the initiative focus on acquiring 737NG and A320ceo aircraft. The 2025 Partnership completed its fundraise in October 2025 with $2.0 billion of equity commitments. During 2026, we launched the 2026 Partnership, which began acquiring aircraft in the third quarter.
As of September 30, 2026, we held approximately 19% and 21% capital interests in the 2025 Partnership and 2026 Partnership. During the nine months ended September 30, 2026, we contributed $115.1 million to the SCI Partnerships and received $66.8 million of returns of capital. We have completed the sale of all committed seed aircraft to the 2025 Partnership, including $175.7 million of sales in 2026. The SCI Partnerships also generated cash for us through MRE contract revenue of $533.4 million and servicing fees of $17.6 million for the nine months ended September 30, 2026.
Our principal uses of liquidity have been and continue to be (i) purchases of inventory, including engine feedstock and FTAI Power production inventory, (ii) acquisitions of aircraft and engines, (iii) dividends to our ordinary and preferred shareholders and share repurchases and redemptions, (iv) investments in unconsolidated entities, (v) expenses associated with our operating activities, and (vi) interest and principal payments on our Senior Notes and Revolving Credit Facility.
•Inventory increased $885.9 million during the nine months ended September 30, 2026 (2025 - $391.9 million)
•Cash used for the purpose of making investments was $534.3 million during the nine months ended September 30, 2026 (2025 - $757.4 million).
•Distributions to shareholders, including cash dividends, preferred stock redemptions and share repurchases, were $303.0 million during the nine months ended September 30, 2026 (2025 - $230.0 million).
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) revenue from our Aerospace Products and Aviation Leasing segments net of operating expenses, (ii) customer deposits, (iii) proceeds from borrowings or the issuance of securities and (iv) proceeds from asset sales.
•Net cash used in operating activities was $333.0 million during the nine months ended September 30, 2026 (2025 - $131.7 million), reflecting the increase in inventory, partially offset by $234.0 million of customer deposits received from J&F, an affiliate, in advance of FTAI Power equipment deliveries.
•During the nine months ended September 30, 2026, additional borrowings and total principal repayments in connection with the Revolving Credit Facility were $1,225.0 million and $1,225.0 million, respectively (2025 - $430.0 million and $430.0 million, respectively). The Revolving Credit Facility, which was amended in April 2026, provides up to $2.025 billion of borrowings and matures in April 2031; no amounts were outstanding at September 30, 2026.
•Proceeds from the sale of assets were $1,163.9 million during the nine months ended September 30, 2026 (2025 - $1,375.5 million), including $175.7 million from sales to the 2025 Partnership (2025 - $485.1 million).
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

Historical Cash Flow
Comparison of the nine months ended September 30, 2026 and 2025
The following table compares the historical cash flow for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flow Data:
Net cash used in operating activities	$(333,017)	$(131,666)
Net cash provided by investing activities	757,672	722,668
Net cash used in financing activities	(339,507)	(196,173)
Net cash used in operating activities increased $201.4 million, primarily reflecting the increase in inventory, partially offset by customer deposits received from J&F. Other drivers included an increase in our Net income of $28.1 million and certain adjustments to reconcile net income to cash used in operating activities, including a:
•increase in Changes in net working capital of $155.9 million,
•decrease in Deferred income taxes of $64.4 million,
•increase in Equity in earnings of unconsolidated entities of $41.4 million; partially offset by
•decrease in Gain on sale of assets to the 2025 Partnership of $32.5 million, and
•decrease in Security deposits and maintenance claims included in earnings of $18.2 million.
Net cash provided by investing activities increased $35.0 million, primarily due to an:
•decrease in Acquisition of leasing equipment of $191.7 million,
•increase in Proceeds from sale of assets of $97.8 million,
•decrease in Investment in unconsolidated entities of $59.2 million,
•increase in Return of capital from unconsolidated entities of $40.2 million
•decrease in Acquisition of business, net of cash acquired of $37.1 million; partially offset by
•decrease in Proceeds from the sale of assets to the 2025 partnership of $309.5 million, and
•decrease in Return of deposits for acquisition of leasing equipment of $36.8 million.
Net cash used in financing activities increased $143.3 million, primarily due to a:
•increase in Proceeds from debt of $795.0 million,
•increase in Repayment of debt of $795.0 million,
•increase in Share repurchases of $50.0 million
•increase in Cash dividends on ordinary shares of $46.2 million,
•decrease in Receipt of maintenance deposits under operating lease agreements of $24.9 million,
•increase in Payment of deferred financing costs of $11.6 million,
•Increase in Settlement of equity-based compensation of $32.1 million; partially offset by
•decrease in Redemption of preferred shares of $18.7 million.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2026, we had outstanding principal and interest payment obligations of $3.5 billion and $1.0 billion, respectively, of which only interest payments of $228.8 million are due in the next twelve months. Refer to Note 6, “Debt” in our “Notes to Consolidated Financial Statements” for additional information about our debt obligations.
Lease Obligations—As of September 30, 2026, we had outstanding operating and finance lease obligations of $38.9 million, of which $2.8 million is due in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we pay quarterly cash dividends on our ordinary shares and preferred shares, which are subject to change at the discretion of our Board of Directors. During the last twelve months, we declared cash dividends of $174.5 million and $12.7 million on our ordinary shares and preferred shares, respectively.
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
As of September 30, 2026, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would not have increased or decreased interest expense over the next 12 months.
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
As of September 30, 2026, we had $3.5 billion of indebtedness outstanding. Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
On December 30, 2024, we announced the launch of a Strategic Capital Initiative in collaboration with third-party institutional investors. The first and second partnerships under the initiative, the 2025 Partnership and 2026 Partnership (collectively, the “SCI Partnerships”), focus on acquiring 737NG and A320ceo aircraft. The Strategic Capital Initiative, and its related partnerships, allow us to maintain an asset-light business model while the partnerships actively acquire on-lease narrowbody aircraft at scale. The SCI Partnerships, and follow-on partnerships, are or will be the primary buyer of all future on-lease 737NG and A320ceo aircraft that meet such partnership’s criteria. Through our wholly owned consolidated subsidiaries, we are both the general partner of the SCI Partnerships and the servicers of their aircraft and engine portfolio. As servicers, our subsidiaries provide services to the SCI Partnerships related to acquiring, leasing, remarketing and selling aircraft, administering leases and collections, overseeing lessee maintenance and insurance, and obtaining valuations. We receive customary, market-based servicing fees in exchange for the services rendered. The Company also made a minority capital commitment to the SCI Partnerships. We expect to provide aircraft management services to, and make minority investments in, future partnerships. Our Strategic Capital Initiative is subject to certain risks, which include, but are not limited to:

•Market Risk. Difficult market conditions may adversely affect our Strategic Capital Initiative in many ways, including by negatively impacting the SCI Partnerships and future partnerships’ ability to raise or deploy capital, lowering servicing fees and profit participation distributions, increasing the cost of financial instruments and executing transactions and adversely affecting the performance of the partnerships’ investments. In addition, market or idiosyncratic factors may make it difficult to raise new capital from investors into the Strategic Capital Initiative. Any of these circumstances could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
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
•Litigation Risk. One of our subsidiaries is the Servicer of the SCI Partnerships and we expect to serve as Servicer of future partnerships. As Servicer, we may be subject to the risk of litigation by third parties, including investors in our Strategic Capital Initiative dissatisfied with our oversight of the SCI Partnerships and future partnerships or the performance thereof.
•Allocation and Conflicts of Interest Risk. The SCI Partnerships, and follow-on partnerships, are the primary buyer of all future on-lease 737NG and A320ceo aircraft. In the future, we may agree to allocate buying opportunities for certain assets to other partnerships. In addition, potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities between us and partnerships in our Strategic Capital Initiative. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. Investors in our Strategic Capital Initiative and our shareholders may perceive conflicts of interest regarding such investment decisions, which could harm our reputation with such investors and our shareholders.
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
•Risks of loss related to our investment. We made minority capital commitments in the SCI Partnerships and expect to make minority investments in future partnerships. Our investments are subject to the risk of loss if the SCI Partnerships and future partnership do not perform well. In addition, we receive servicing fees and profit participation distributions for the services we provide to the SCI Partnerships and expect to perform for future partnerships. If the SCI Partnerships and future partnerships are not successful, that will have an adverse effect on our results of operations and cash flows.
•Regulatory Risk. Tariffs, sanctions and other restrictions imposed by the U.S. government, and the potential for further regulatory changes, may create regulatory uncertainty and adversely affect the investment strategies and the profitability of the SCI Partnerships and future partnerships. In addition, changes in laws or regulations could affect our ability to continue to execute on our Strategic Capital Initiative in a manner that does not require us or any of our subsidiaries to register as an investment company under the Investment Company Act or as an investment adviser under the Investment Advisers Act.
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
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our ordinary shares for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Short selling reports can cause increased volatility in an issuer’s share price and result in regulatory and governmental inquiries. For example, in January 2025, several short seller reports were published which contained certain allegations against the Company (the “Short Seller Reports”). In response to the Short Seller Reports, the Audit Committee of our board of directors completed an internal investigation with the assistance of outside counsel and forensic accountants into the allegations in the Short Seller Reports. The internal investigation concluded that the allegations of misconduct in the Short Seller Reports were all without merit. Any future inquiries or investigations conducted by a governmental organization or other regulatory body, or any future internal investigation could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation and expose us to legal risk and potential criminal and civil liability.
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
Our board of directors has adopted the FTAI Aviation Ltd. 2025 Omnibus Incentive Plan (the “Incentive Plan”), which provides for the grant of equity-based awards, including restricted shares, stock options, stock appreciation rights, performance awards, restricted share units, and other equity-based and non-equity based awards, to the directors, officers, employees, service providers, consultants and advisors who performed services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 5,750,000 ordinary shares for issuance under the Incentive Plan. As of September 30, 2026, rights relating to 5,643,940 of our ordinary shares were outstanding under the Incentive Plan.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 15, 2026, our Board of Directors authorized a Share Repurchase Program, which allows for the repurchase of up to $500.0 million of the Company’s outstanding ordinary shares. Our Share Repurchase Program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.
On October 27, 2026, the Company’s Board of Directors approved a $500.0 million increase to the Company’s share repurchase program, bringing the total authorization to $1.0 billion.
The Share Repurchase Program will end on the earlier of the date of completion of the repurchases and September 30, 2027. The table below details the repurchases that were made under the program during the three months ended September 30, 2026.

	Share Purchases Under Publicly Announced Repurchase Program			Maximum Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Aggregate Cost
			(in thousands)	(in thousands)
Beginning dollar amount available to be repurchased				$500,000
July	—	$—	$—	500,000
August	—	—	—	500,000
September	260,156	192.00	49,950	450,050
Total	260,156	$192.00	$49,950	$450,050

During the three months ended September 30, 2026, we repurchased 260,156 ordinary shares pursuant to our publicly announced share repurchase program at an aggregate cost of $49.95 million and an average price of $192.00 per ordinary share. At September 30, 2026, $450.1 million remained available for repurchase under the share repurchase program. Subsequent to September 30, 2026 and through the period ended October 30, 2026, we repurchased 187,178 ordinary shares at an aggregate cost of $30.0 million and an average price of $160.27 per ordinary share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase ordinary shares will depend on, among other matters, the market price of the ordinary shares and our capital requirements.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
3.2	Share Designation with respect to the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
3.3	Form of certificate representing the 9.500% Fixed-Rate Reset Series D Cumulative Perpetual Redeemable Preferred Shares of FTAI Aviation Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed on March 15, 2023).
4.1	Indenture, dated April 12, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.2	Form of global note representing the Company’s 5.50% senior unsecured notes due 2028 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 12, 2021).
4.3	First Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 24, 2021).
4.4	2028 Notes Guarantee, dated November 10, 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 14, 2022).
4.5	Second Supplemental Indenture, dated as of January 28, 2022, between FTAI Italia DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028. (incorporated in Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
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

4.7	Fourth Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028. (incorporated in Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.8	Fifth Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.50% senior unsecured notes due 2028 (incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).
4.9	Indenture, dated November 21, 2023, between the Company and U.S. Bank National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.10	Form of global note representing the Company’s 7.875% senior unsecured notes due 2030 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2023).
4.11	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030. (incorporated in Exhibit 4.10 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.12	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.875% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).
4.13	Indenture, dated April 11, 2024, among Fortress Transportation and Infrastructure Investors LLC, the Company as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.14	Form of global note representing the Company’s 7.000% senior unsecured notes due 2031 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 11, 2024).
4.15	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031. (incorporated in Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.16	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2031 (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).
4.17	Indenture, dated as of June 17, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.18	Form of global note representing the Company’s 7.000% senior unsecured notes due 2032 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2024).
4.19	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2032. (incorporated in Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
4.20	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 7.000% senior unsecured notes due 2032 (incorporated by reference to Exhibit 4.20 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).

	Exhibit No.	Description
	4.21	Indenture, dated as of October 9, 2024, among Fortress Transportation and Infrastructure Investors LLC, FTAI Aviation Ltd. as guarantor, and U.S. Bank Trust Company, National Association, as trustee relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.22	Form of global note representing the Company’s 5.875% senior unsecured notes due 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 9, 2024).
	4.23	First Supplemental Indenture, dated as of February 21, 2025, between FTAI Aviation Ireland Holdings DAC and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.875% senior unsecured notes due 2033. (incorporated in Exhibit 4.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2025).
	4.24	Second Supplemental Indenture, dated as of May 27, 2026, between certain subsidiaries of the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the Company’s 5.875% senior unsecured notes due 2033 (incorporated by reference to Exhibit 4.24 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).
	4.25	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K, filed on March 3, 2025).
†	10.1	FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan, dated as of February 23, 2023 (incorporated in Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on February 27, 2023).
	10.2	FTAI Aviation Ltd. 2025 Omnibus Incentive Plan, effective as of May 29, 2025 (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 16, 2025).
†	10.3	Form of FTAI Aviation Ltd. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.4	Form of Director Award Agreement pursuant to the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.5	Form of Non-Director Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed on October 4, 2022).
†	10.6	Form of Restricted Stock Unit Award Agreement under the FTAI Aviation Ltd. Nonqualified Stock Option and Incentive Award Plan (incorporated in Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
	10.7	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 1, 2022).
*	10.8	Fourth Amended and Restated Credit Agreement, dated as of April 24, 2026, between FTAI Aviation Investors LLC, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).
	10.9	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated as of July 15, 2026, between FTAI Aviation Investors LLC, the lenders and issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).
*	10.10	Internalization Agreement, dated May 28, 2024, by and among FTAI Aviation Ltd., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).
†	10.11	Letter Agreement, dated May 27, 2024, by and among FTAI Aviation LLC, FTAI Aviation Ltd. and Joseph P. Adams, Jr. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2024).
†	10.12	Letter Agreement, dated February 28, 2020, by and between FTAI Aviation LLC and David Moreno (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026).
†	10.13	Letter Agreement, dated February 28, 2020, by and between FTAI Aviation LLC and Stacy Kuperus (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026).
†	10.14	Letter Agreement, dated August 8, 2024, by and between FTAI Aviation LLC and BoHee Yoon (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026).
*#	10.15	Seventh Amended and Restated Aircraft Sale and Purchase Agreement, dated as of June 29, 2026, between certain subsidiaries of the Company, as the sellers, and FTAI Aircraft Leasing Ireland (2025) DAC, FTAI Aircraft Leasing Ireland II (2025) DAC and FTAI Aircraft Leasing Bermuda (2025) Ltd., as the buyers (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2026).
*#	10.16
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

*#	10.17	Form of Amended and Restated Agreement of Exempted Limited Partnership of FTAI Aircraft Leasing (2025) GP L.P. (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026)
#	10.18	Fixed Dollar Accelerated Share Repurchase Transaction, dated as of October 29, 2026, between FTAI Aviation Ltd. and RBC Capital Markets, LLC as Agent for Royal Bank of Canada.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit No.	Description
	101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
#	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI Aviation Ltd.

By:	/s/ Joseph P. Adams, Jr.	Date:	November 2, 2026
Joseph P. Adams, Jr.
Chairman and Chief Executive Officer

By:	/s/ Nicholas McAleese	Date:	November 2, 2026
Nicholas McAleese
Chief Financial Officer

By:	/s/ Michael Hazan	Date:	November 2, 2026
Michael Hazan
Chief Accounting Officer